Form 10-Q
period 1999-08-31
OMNOVA SOLUTIONS INC
filed 1999-10-13
CIK 1090061

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  August 31, 1999            Commission File Number 1-15147
                      -----------------                                 -------

                              OMNOVA Solutions Inc.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


          Ohio                                          34-1897652
------------------------                   -------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


                    175 Ghent Road Fairlawn, Ohio 44333-3300
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code (330) 869-4200
                                                          ---------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    NO  X
                                      ----  ----

At October 1, 1999, there were 41,797,551 outstanding shares of OMNOVA Solutions' Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.


Table of Contents

Part I. Financial Information                                          Page No.
                                                                       --------

      Item 1. Financial Statements

           Combined Statements of Income -
           Three Months and Nine Months Ended August 31, 1999
           and 1998                                                       -3-

           Combined Balance Sheets -
           August 31, 1999 and November 30, 1998                          -4-

           Combined Statements of Cash Flows -
           Nine Months Ended August 31, 1999 and 1998                     -5-

           Notes to the Unaudited Combined
           Financial Statements as of August 31, 1999                     -6-

      Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            -15-

      Item 3. Quantitative and Qualitative Disclosures About Market
           Risk                                                           -20-

Part II. Other Information

      Item 6. Exhibits and Reports on Form 8-K                            -21-

Signatures                                                                -22-

PART I. FINANCIAL INFORMATION

                              OMNOVA SOLUTIONS INC.
                          COMBINED STATEMENTS OF INCOME
                              (Dollars in millions)
                                   (Unaudited)


                                              Three Months Ended   Nine Months Ended
                                              ------------------   -----------------
                                               Aug. 31,  Aug. 31,  Aug. 31, Aug. 31,
                                                 1999     1998      1999     1998
                                              ------------------   -----------------

NET SALES                                        $203     $161      $570     $448

COSTS AND EXPENSES
Cost of products sold                             131      106       368      296
Selling, general and administrative                40       28       117       84
Depreciation                                        8        4        20       13
Interest expense                                    5        2        15        5
Other (income) expense, net                         2        1         4       --
Unusual items                                      --       --        --        8
                                                 ----     ----      ----     ----
                                                  186      141       524      406
                                                 ----     ----      ----     ----
INCOME BEFORE INCOME TAXES                         17       20        46       42
Income tax provision                                7        8        18       17
                                                 ----     ----      ----     ----

NET INCOME                                       $ 10     $ 12      $ 28     $ 25
                                                 ====     ====      ====     ====


                   See notes to combined financial statements.

                              OMNOVA SOLUTIONS INC.
                             COMBINED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)


                                                           August 31,  November 30,
                                                                 1999          1998
ASSETS:                                                    ------------------------
CURRENT ASSETS
Cash and cash equivalents                                        $  6          $  4
Accounts receivable, net                                          113           102
Inventories                                                        63            57
Deferred income taxes                                              10             9
Prepaid expenses and other                                          4             2
                                                                 ----          ----
TOTAL CURRENT ASSETS                                              196           174

Property, plant and equipment, net                                198           193
Goodwill, net                                                     157           155
Patents and other intangible assets, net                           80            76
Other assets                                                        8             5
                                                                 ----          ----
TOTAL ASSETS                                                     $639          $603
                                                                 ====          ====

LIABILITIES AND DIVISIONAL EQUITY:
CURRENT LIABILITIES
Notes payable                                                    $  6          $ --
Accounts payable                                                   54            73
Accrued payroll and personal property taxes                        10            12
Other current liabilities                                          25             4
                                                                 ----          ----
TOTAL CURRENT LIABILITIES                                          95            89

Long-term debt                                                     --            --
Deferred income taxes                                              14            16
Other liabilities                                                  11             9
                                                                 ----          ----
TOTAL LIABILITIES                                                 120           114
DIVISIONAL EQUITY                                                 519           489
                                                                 ----          ----
TOTAL LIABILITIES AND DIVISIONAL EQUITY                          $639          $603
                                                                 ====          ====


                   See notes to combined financial statements.

                              OMNOVA SOLUTIONS INC.
                        COMBINED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)


                                                                               Nine Months Ended
                                                                            August 31,    August 31,
                                                                                  1999          1998
                                                                            ----------    ----------
OPERATING ACTIVITIES
Net income                                                                       $  28         $  25
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
    Provision for unusual items                                                      -             8
    Depreciation                                                                    20            13
    Amortization                                                                     6             2
    Deferred income taxes                                                           (3)            -
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
    Current assets                                                                 (18)           (8)
    Current liabilities                                                             (9)           (6)
    Other non-current assets                                                         1             1
    Other non-current liabilities                                                    2             1
                                                                                 -----         -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           27            36
                                                                                 -----         -----

INVESTING ACTIVITIES
Capital expenditures                                                               (23)          (12)
Proceeds from business and asset dispositions                                        9             -
Business acquisitions                                                              (11)         (186)
Investment in joint venture                                                         (2)            -
                                                                                 -----         -----
NET CASH USED IN INVESTING ACTIVITIES                                              (27)         (198)
                                                                                 -----         -----

FINANCING ACTIVITIES
Net transactions with GenCorp                                                        2           164
                                                                                 -----         -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            2           164
                                                                                 -----         -----

NET INCREASE IN CASH AND EQUIVALENTS                                                 2             2
Cash and equivalents at beginning of year                                            4             -
                                                                                 -----         -----
Cash and equivalents at end of period                                            $   6         $   2
                                                                                 =====         =====


                   See notes to combined financial statements.

                              OMNOVA SOLUTIONS INC.
                         NOTES TO THE UNAUDITED COMBINED
                   FINANCIAL STATEMENTS AS OF AUGUST 31, 1999

Note A - Basis of Presentation
------------------------------

    OMNOVA Solutions Inc. (OMNOVA Solutions) develops, manufactures and markets emulsion polymers, specialty chemicals and decorative and building products for a variety of industrial, commercial and consumer markets. Prior to September 30, 1999, the OMNOVA Solutions' businesses were operated as divisions of GenCorp Inc. (GenCorp). On September 30, 1999, GenCorp transferred to OMNOVA Solutions some corporate assets and the assets related to these businesses and OMNOVA Solutions assumed liabilities related to the assets and businesses transferred and issued additional shares of common stock to GenCorp. On October 1, 1999, GenCorp distributed as a dividend to its shareholders one share of OMNOVA Solutions' common stock for each share of GenCorp common stock held of record as of September 27, 1999 (the Spin-off). As a result of the Spin-off, OMNOVA Solutions became an independent publicly held company and its operations ceased to be owned by GenCorp. GenCorp and OMNOVA Solutions have entered into a number of agreements with respect to the separation of the companies and to provide mechanisms for an orderly transition following the Spin-off. Descriptions of the various agreements are contained in OMNOVA Solutions' Registration Statement on Form 10 under the Securities Act of 1934, filed with the Securities and Exchange Commission on July 9, 1999, as amended on July 22, 1999, August 23, 1999 and September 15, 1999 (the Registration Statement). The Registration Statement was declared effective on September 21, 1999.

    Financial data included in the accompanying unaudited financial statements was prepared on a basis which reflected an estimate of what the assets, liabilities and operations of OMNOVA Solutions would have been if it had been organized as a separate legal entity, owning certain net assets of GenCorp Inc.

    The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the audited financial statements and notes included in the Registration Statement. As indicated in the notes to the audited financial statements included in the Registration Statement, GenCorp provided certain general and administrative services to OMNOVA Solutions prior to the Spin-off. The cost for these services was allocated to OMNOVA Solutions based upon a formula that includes sales, gross payroll, and average invested capital. Management of OMNOVA Solutions believes that the allocation of cost for these services is reasonable.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the nine month period ended August 31, 1999 and 1998, have been reflected. The results of operations for the three and nine month periods ended August 31, 1999, are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Historical earnings per share have not been presented as OMNOVA Solutions was operated as a division of GenCorp and had no outstanding stock.

    Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and unusual items relating to operations. Segment operating profit excludes corporate income and expenses, interest expense and income taxes.

Note B - Comprehensive Income
-----------------------------

    OMNOVA Solutions adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), as of December 1, 1998, which established standards for reporting and displaying comprehensive income and its components in the financial statements. The adoption of SFAS 130, which had no impact on OMNOVA Solutions' net income or divisional equity, requires translation adjustments to be included in other comprehensive income.

Note C - Acquisitions and Joint Venture
---------------------------------------

Acquisitions

    On April 27, 1999, OMNOVA Solutions acquired the global latex floor care business of Morton International Inc. for $8 million.

    On December 2, 1998, OMNOVA Solutions acquired the U.S. acrylic emulsion polymers business of PolymerLatex, located in Fitchburg, Massachusetts, for $9 million, consisting of cash of $3 million and a note payable of $6 million due December 1, 1999.

    On October 29, 1998, OMNOVA Solutions acquired certain net assets of Sequa Chemicals, the specialty chemicals unit of Sequa Corporation, for $108 million in cash. This acquisition provided technology, customers and increased capacity for an array of emulsion polymers and polymer hybrids including acrylics and vinyl acetate. The preliminary purchase price allocation resulted in goodwill and other intangible assets of approximately $61 million which are being amortized over periods ranging from 5 to 40 years.

    On August 14, 1998, OMNOVA Solutions acquired the commercial wallcovering business of Walker Greenbank PLC, which is based in the United Kingdom, for $112 million in cash. The purchase price allocation resulted in goodwill and other intangible assets of approximately $80 million which are being amortized over periods ranging from 5 to 40 years.

    On March 1, 1998, OMNOVA Solutions acquired The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility for an aggregate consideration of $78 million, of which $74 million was paid in cash and $4 million was paid through the retention of receivables. The acquisition resulted in goodwill and other intangible assets of $59 million which are being amortized over periods ranging from 3 to 40 years.

    All of the above acquisitions were accounted for using the purchase method and were included in the results of operations of OMNOVA Solutions from the respective dates of acquisition.

Joint Venture

    On August 4, 1999, OMNOVA Solutions formed a joint venture company with Thailand-based conglomerate Charoen Pokphand Group. The new company, CPPC Decorative Products Co., Ltd., will serve the decorative PVC film and fabric markets in the Asia-Pacific region and provide expanded product lines to North America and Europe. OMNOVA Solutions' initial investment in this joint venture was $2 million.

Note D - Unusual Items
----------------------

    On December 14, 1998, OMNOVA Solutions sold its residential wallcovering business to Blue Mountain Wallcoverings, Inc. for an aggregate consideration of approximately $9 million. In the second quarter of 1998, OMNOVA Solutions recognized unusual expense of $8 million related to exiting this business. This unusual expense was subsequently adjusted to $3 million in the fourth quarter of 1998. Assets disposed of consisted of equipment and inventory with carrying amounts of $8 million and $1 million, respectively. Trademarks and sample books totaling $2 million were written off since they no longer had a use and severance costs of $1 million were accrued. The payment of these costs related to termination benefits to be paid to 21 employees. The payment of these benefits occurred in the first quarter of fiscal year 1999.

Note E - Inventories
--------------------

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:


                  (Dollars in millions)             August 31,       November 30,
                                                          1999               1998
                                                    ----------       ------------
        Raw materials and supplies                        $ 27               $ 25
        Work-in-process                                      5                  5
        Finished products                                   60                 60
                                                          ----               ----
            Approximate replacement cost of inventories     92                 90
        Reserves, primarily LIFO                           (29)               (33)
                                                          ----               ----
                                                          $ 63               $ 57
                                                          ====               ====


Note F - Property, Plant and Equipment, Net
-------------------------------------------


                                                    August 31,       November 30,
                                                          1999               1998
                                                    ----------       ------------
        Land                                             $   7              $   7
        Building and improvements                           74                 71
        Machinery and equipment                            267                281
        Construction in progress                            24                 15
                                                         -----              -----
                                                           372                374
        Accumulated depreciation                          (174)              (181)
                                                         -----              -----
                                                         $ 198              $ 193
                                                         =====              =====



Note G - Long-term Debt and Credit Lines
----------------------------------------

    On September 30, 1999, OMNOVA Solutions closed a new five-year unsecured $300 million revolving credit facility. OMNOVA Solutions will pay a variable commitment fee, which is currently .15 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR and were at an average rate of 6.7 percent at September 30, 1999. The facility contains various debt, dividend and investment restrictions and provisions requiring maintenance of an earnings before interest, taxes, depreciation and amortization to interest coverage (EBITDA/Interest Expense) ratio of 3.50 to 1.00 and debt to earnings before interest, taxes, depreciation and amortization (Debt/ EBITDA) ratio of
3.25 to 1.00. The facility was utilized to fund a $200 million dividend paid to GenCorp at the time of the Spin-off and will also be available for future working capital, capital expenditures and acquisitions needs.

Note H - Contingencies
----------------------

    OMNOVA Solutions is subject to various legal actions and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the financial condition of OMNOVA Solutions. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Note I - OMNOVA Solutions Unaudited Pro Forma Condensed Combined Financial
--------------------------------------------------------------------------
Statements
----------

    The following unaudited pro forma condensed combined balance sheet as of August 31, 1999 and the unaudited pro forma condensed statements of combined income for the three and nine months ended August 31, 1999 give effect to OMNOVA Solutions as a stand-alone entity. The pro forma condensed combined balance sheet is presented as if the Spin-off had occurred on August 31, 1999, and the pro forma condensed statements of combined income are presented as if the Spin-off had occurred as of the beginning of the periods presented. These pro forma combined financial statements reflect, among other things, the borrowing by OMNOVA Solutions of $200 million and the payment of the borrowings by OMNOVA Solutions to GenCorp in the form of a dividend. However, these pro forma combined financial statements do not reflect nonrecurring items that are directly attributable to the Spin-off and which will be incurred by OMNOVA Solutions. These one-time costs are estimated at $2 million after tax and relate primarily to retention bonuses for key employees and expenses associated with establishing a new independent company. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results that would have been obtained had the transactions actually occurred on the dates assumed, nor is it necessarily indicative of the future combined results of operations.

    The pro forma condensed combined financial statements should be read in conjunction with the historical combined financial statements and the related notes thereto of OMNOVA Solutions included in the Registration Statement and in this Quarterly Report on Form 10-Q.

                              OMNOVA SOLUTIONS INC.
              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
                                 August 31, 1999


(Dollars in millions)                                                            PRO FORMA
                                                            HISTORICAL   ------------------------
                                                              OMNOVA                     OMNOVA
ASSETS:                                                     SOLUTIONS    ADJUSTMENTS    SOLUTIONS
                                                            ---------    -----------    ---------
CURRENT ASSETS
Cash and cash equivalents                                    $   6                        $   6
Accounts receivable, net                                       113                          113
Inventories                                                     63                           63
Deferred income taxes                                           10                           10
Prepaid expenses and other                                       4                            4
                                                             -----                        -----
TOTAL CURRENT ASSETS                                           196                          196
Prepaid pension                                                  -         $  42(1)          42
Property, plant and equipment, net                             198            13(2)         211
Goodwill, net                                                  157                          157
Patents and other intangible assets, net                        80                           80
Other assets                                                     8             1(2)           9
                                                             -----         -----          -----
TOTAL ASSETS                                                 $ 639         $  56          $ 695
                                                             =====         =====          =====

LIABILITIES AND DIVISIONAL EQUITY:
CURRENT LIABILITIES
Notes payable                                                $   6                        $   6
Accounts payable                                                54         $   3(2)          57
Accrued payroll and personal property taxes                     10                           10
Other current liabilities                                       25             3(1)          29
                                                                               1(2)
                                                             -----         -----          -----
TOTAL CURRENT LIABILITIES                                       95             7            102
Long-term debt                                                   -           200(3)         200
Postretirement benefits other than pensions                      -            51(1)          51
Deferred income taxes                                           14             -             14
Other liabilities                                               11            12(2)          23
                                                             -----         -----          -----
TOTAL LIABILITIES                                              120           270            390
DIVISIONAL EQUITY                                              519          (214)(4)        305
                                                             -----         -----          -----
TOTAL LIABILITIES AND DIVISIONAL EQUITY                      $ 639         $  56          $ 695
                                                             =====         =====          =====



See Notes to Unaudited Pro Forma Condensed Combined Balance Sheet as of August 31, 1999.

                  OMNOVA SOLUTIONS NOTES TO UNAUDITED PRO FORMA
                        CONDENSED COMBINED BALANCE SHEET
                              as of August 31, 1999


(1)To record the transfer of net pension assets and retiree medical obligations from GenCorp to OMNOVA Solutions. The estimated prepaid pension asset is attributable to the excess of pension assets over liabilities related to OMNOVA Solutions employees and retirees. The projected prepaid pension asset of $42 million and retiree medical benefit obligations of $54 million were actuarially determined based on OMNOVA Solutions' active and retired participants in the plans and the actuarial assumptions used were consistent with assumptions previously used by GenCorp. The pension assets were split based on the requirements of Section 414(i) of the Internal Revenue Code as prescribed by the Pension Benefit Guaranty Corporation and other management considerations.

(2)To record the transfer of certain property, plant and equipment, primarily GenCorp's corporate headquarters, related liabilities and deferred taxes from GenCorp.

(3)Reflects the borrowing by OMNOVA Solutions of $200 million and the payment of the borrowings by OMNOVA Solutions to GenCorp in the form of a dividend.

 (4)To record the effect on divisional equity of the pro forma adjustments referred to in notes (1), (2) and (3) above.


                                                                          (Dollars in millions)
          Transfer of prepaid pension (1)                                       $    42
          Transfer of postretirement benefits other than pensions (1)               (54)
          Transfer of certain property, plant and equipment and related
              liabilities (2)                                                        (2)
          Payment of dividend to GenCorp (3)                                       (200)
                                                                                -------
                                                                                $  (214)
                                                                                =======

                              OMNOVA SOLUTIONS INC.
           UNAUDITED PRO FORMA CONDENSED STATEMENT OF COMBINED INCOME
                       Three Months Ended August 31, 1999


                                                                              PRO FORMA
                                                                       ------------------------
                                                         HISTORICAL
                                                           OMNOVA                      OMNOVA
                                                          SOLUTIONS    ADJUSTMENTS    SOLUTIONS
                                                          ---------    -----------    ---------
                                                        (Dollars in millions, except per share data)

NET SALES                                                  $ 203          $  -          $ 203
COSTS AND EXPENSES
Cost of products sold                                        131            (2)(1)        129
Selling, general and administrative                           40            (1)(1)         41
                                                                             2 (2)
Depreciation                                                   8             -              8
Interest expense                                               5            (2)(3)          3
Other (income) expense, net                                    2             -              2
                                                           -----          ----          -----
                                                             186            (3)           183
                                                           -----          ----          -----
INCOME BEFORE INCOME TAXES                                    17             3             20
Income taxes                                                   7             1 (4)          8
                                                           -----          ----          -----
NET INCOME                                                 $  10          $  2          $  12
                                                           =====          ====          =====

PRO FORMA NET INCOME PER SHARE:
    Basic                                                                               $  .29(5)
    Diluted                                                                             $  .29(5)
WEIGHTED AVERAGE NUMBER OF SHARES (IN THOUSANDS):
    Basic                                                                               41,826
    Diluted                                                                             42,391


        See Notes to Unaudited Pro Forma Condensed Statement of Combined
           Income for the three and nine months ended August 31, 1999.

                              OMNOVA SOLUTIONS INC.
           UNAUDITED PRO FORMA CONDENSED STATEMENT OF COMBINED INCOME
                        Nine Months Ended August 31, 1999




                                                                                         PRO FORMA
                                                                                ---------------------------
                                                             HISTORICAL
                                                               OMNOVA                              OMNOVA
                                                              SOLUTIONS         ADJUSTMENTS       SOLUTIONS
                                                              ---------         -----------       ---------
                                                               (Dollars in millions, except per share data)

NET SALES                                                     $    570           $    -           $     570
COSTS AND EXPENSES
Cost of products sold                                              368               (6)(1)             362
Selling, general and administrative                                117               (3)(1)             120
                                                                                      6 (2)
Depreciation                                                        20                -                  20
Interest expense                                                    15               (5)(3)              10
Other (income) expense, net                                          4                -                   4
                                                              --------           ------           ---------
                                                                   524               (8)                516
                                                              --------           ------           ---------
INCOME BEFORE INCOME TAXES                                          46                8                  54
Income taxes                                                        18                3 (4)              21
                                                              --------           ------           ---------
NET INCOME                                                    $     28           $    5           $      33
                                                              ========           ======           =========

PRO FORMA NET INCOME PER SHARE:
    Basic                                                                                         $     .79(5)
    Diluted                                                                                       $     .78(5)
WEIGHTED AVERAGE NUMBER OF SHARES (IN THOUSANDS):
    Basic                                                                                            41,712
    Diluted                                                                                          42,192


        See Notes to Unaudited Pro Forma Condensed Statement of Combined
           Income for the three and nine months ended August 31, 1999.

                  OMNOVA SOLUTIONS NOTES TO UNAUDITED PRO FORMA
                     CONDENSED STATEMENTS OF COMBINED INCOME
               For the three and nine months ended August 31, 1999


(1)To record the decrease in pension expense attributable to the transfer of a portion of the excess of the defined benefit pension plans' assets over the related obligations for OMNOVA Solutions employees and retirees.

(2)To transfer corporate costs that will be assumed by OMNOVA Solutions as a result of the Spin-off. This adjustment also includes the cost associated with the corporate assets and liabilities transferred from GenCorp. After the Spin-off, these costs will no longer be incurred by GenCorp.

(3)To adjust interest expense to the amount computed based on the borrowing of $200 million as a result of the Spin-off. The average interest rate on this borrowing at September 30, 1999 was 6.7 percent. The interest rate was primarily based on LIBOR. A quarter point change in the interest rate would result in a $.1 million and a $.4 million charge in interest expense for the three and nine months ended August 31, 1999.

 (4)To record the estimated income taxes related to the pro forma adjustments referred to in notes (1), (2) and (3) above at an estimated combined U.S. federal and state income tax rate of 40 percent.

 (5)The pro forma earnings per share were calculated based on a one for one share distribution and equivalent stock options being granted to holders of GenCorp stock options.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations Three Months Ended August 31, 1999 and 1998
-----------------------------------------------------------------

    Net sales for the OMNOVA Solutions businesses in the third quarter of 1999 increased 26 percent to $203 million compared to $161 million in the third quarter of 1998. Sales increased in both Decorative & Building Products and Performance Chemicals, primarily from sales attributable to acquisitions. Total segment operating profit declined to $22 million for the third quarter of 1999 versus $23 million in the third quarter of 1998. Operating margins decreased to
10.8 percent in the third quarter of 1999 compared to 14.3 percent in the third quarter of 1998, due to product mix in Decorative & Building Products, lower average unit selling prices across certain Performance Chemicals product lines, higher raw material prices and increased new product development spending.

    Net sales for Performance Chemicals increased for the third quarter of 1999 by 38 percent to $83 million compared to $60 million in the third quarter of 1998. The increase reflects sales attributable to the 1998 acquisitions. Excluding the effect of acquired businesses, volume was flat compared to 1998 while pricing was down slightly. Segment operating profit during the third quarter of 1999 was $9 million versus $10 million in the third quarter of 1998. Segment operating margins declined to 10.8 percent in the third quarter of 1999 versus 16.7 percent in the 1998 third quarter. The decline is primarily due to lower pricing, customer deferral of planned volume increases of styrene butadiene latex for the residential carpet industry, and integration costs related to acquisition activity in the latter half of 1998.

    During the third quarter of 1999, Performance Chemicals announced that it had completed a strategic alliance agreement with Germany-based PolymerLatex (a joint venture between Bayer AG and Degussa- Huls AG) to serve the needs of OMNOVA Solutions' global paper customers. The relationship developed from the acquisition of PolymerLatex's U.S. emulsion polymers business last December.

    Net sales for Decorative & Building Products increased for the third quarter of 1999 by 19 percent to $120 million compared to $101 million in the third quarter of 1998. The increase was mainly related to the European wallcovering acquisition, paper laminates and building systems businesses. Segment operating profit during the third quarter of 1999 was $13 million, consistent with the third quarter of 1998. Segment operating margins declined to 10.8 percent in the third quarter of 1999 from 12.9 percent for the third quarter of 1998, due primarily to increased spending on new product development, higher expenses associated with the conversion of manufacturing processes to comply with new clean air standards, and lower commercial wallcovering volumes resulting from continuing market softness in the U.S. and the U.K., which could continue into the foreseeable future.

    During the third quarter of 1999, the Decorative & Building Products business unit announced the formation of a joint venture company with Thailand-based conglomerate Charoen Pokphand Group. The new company, CPPC Decorative Products Co., Ltd., will serve the decorative PVC film and fabric markets in the Asia-Pacific region and provide expanded product lines to North America and Europe.

Results of Operations First Nine Months Fiscal 1999 Compared to Fiscal 1998
---------------------------------------------------------------------------

    Net sales for the OMNOVA Solutions businesses in the first nine months of 1999 increased 27 percent to $570 million compared to $448 million in the first nine months of 1998. Sales increased in both Decorative & Building Products and Performance Chemicals, primarily from sales attributable to acquisitions. Total segment operating profit increased 5 percent to $62 million for the first nine months of 1999 versus $59 million in the first nine months of 1998 excluding an unusual item. Operating margins decreased to 10.9 percent in the first nine months of 1999 compared to 13.2 percent in the first nine months of 1998, due primarily to lower average unit selling prices across certain Performance Chemicals product lines, and increased new product development spending.

Results of Operations First Nine Months Fiscal 1999 Compared to Fiscal 1998
---------------------------------------------------------------------------
(continued)
-----------

    Net sales for Performance Chemicals increased for the first nine months of 1999 by 48 percent to $239 million compared to $161 million in the first nine months of 1998. The increase reflects sales attributable to the 1998 acquisitions. Excluding the effect of acquired businesses, volume was flat compared to 1998 while pricing was down slightly. Segment operating profit of $23 million for the first nine months of 1999 was even with the first nine months of 1998. Segment operating margins declined to 9.6 percent in the first nine months of 1999 versus 14.3 percent in the first nine months of 1998. The decline is primarily due to lower pricing and integration costs related to acquisition activity in the latter half of 1998.

    During the first nine months of 1999, Performance Chemicals completed the $8 million acquisition of Morton International's global latex floor care business, adding a complementary product line and customer base, and expanding its presence in Europe and the Far East. Also during the first half of 1999, Performance Chemicals acquired the U.S. acrylic emulsion polymers business of PolymerLatex located in Fitchburg, Massachusetts for $9 million. This acquisition strengthened and diversified markets in acrylic emulsions and other specialty chemicals.

    Net sales for Decorative & Building Products increased for the first nine months of 1999 by 15 percent to $331 million compared to $287 million in the first nine months of 1998. The increase was mainly related to the European wallcovering acquisition, paper laminates and building systems businesses. Segment operating profit during the first nine months of 1999 improved 8 percent to $39 million versus $36 million in the first nine months of 1998 excluding an unusual item. Segment operating margins declined to 11.8 percent for the first nine months of 1999 versus 12.5 percent for the first nine months of 1998. The decline is primarily due to increased spending on new product development and lower commercial wallcovering volumes.

    During fiscal 1998, Decorative & Building Products recorded a pre-tax unusual expense of $8 million in the second quarter, which reduced segment operating profit, related to exiting its residential wallcovering business. This unusual expense was subsequently adjusted to $3 million in the fourth quarter of fiscal 1998.

    Interest expense allocated from GenCorp increased to $15 million in the first nine months of 1999 compared to $5 million in the first nine months of 1998. The increase in interest expense relates to the increase in GenCorp's debt from August 31, 1998 to August 31, 1999 due primarily to acquisitions made by OMNOVA Solutions in 1998.

Financial Resources and Capital Spending
----------------------------------------

    Cash flow provided by operating activities for the first nine months of fiscal 1999 was $27 million as compared to $36 million in the first nine months of 1998. The decrease in cash flow from operating activities primarily reflects a higher working capital requirement.

    For the first nine months of 1999, $27 million was used for investing activities, including the acquisitions of the global latex floor care business of Morton International Inc. for $8 million and the U.S. acrylics emulsion business of PolymerLatex for $9 million, consisting of cash of $3 million and a note for $6 million, and the investment of $2 million in the newly formed joint venture company, CPPC Decorative Products Co., Ltd., and capital expenditures of $23 million, offset by proceeds of $9 million from the sale of the residential wallcovering business. This is compared to $198 million used for investing activities in the first nine months of 1998, including acquisitions of Walker Greenbank's Commercial Wallcovering business for $112 million and The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility for $74 million and capital expenditures of $12 million.

    Cash flow provided by financing activities for the first nine months of fiscal 1999 was $2 million compared to $164 million in the first nine months of fiscal 1998. The increase in net transactions with GenCorp during fiscal 1998 was primarily due to cash required by OMNOVA Solutions for its fiscal 1998 acquisitions.

----------------------------------------------------

    On September 30, 1999, OMNOVA Solutions closed a new five-year unsecured $300 million revolving credit facility. OMNOVA Solutions will pay a variable commitment fee, which is currently .15 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR and were at an average rate of 6.7 percent at September 30, 1999. The facility contains various debt, dividend and investment restrictions and provisions requiring maintenance of an earnings before interest, taxes, depreciation and amortization to interest coverage (EBITDA/Interest Expense) ratio of 3.50 to 1.00 and debt to earnings before interest, taxes, depreciation and amortization (Debt/ EBITDA) ratio of
3.25 to 1.00. The facility was utilized to fund a $200 million dividend paid to GenCorp at the time of the Spin-off and will also be available for future working capital, capital expenditures and acquisitions needs.

    Based upon current and anticipated levels of operations and plans for integrating recent acquisitions, OMNOVA Solutions believes that its cash flow from operations, combined with borrowings that are available under its new credit facility will be sufficient to enable OMNOVA Solutions to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next 12 months. However, actual capital requirements may change, particularly as a result of any acquisitions which OMNOVA Solutions may make. The ability of OMNOVA Solutions to meet its current and anticipated operating requirements will be dependent upon the future performance of OMNOVA Solutions which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond OMNOVA Solutions' control. Depending on the nature, size and timing of future acquisitions, OMNOVA Solutions may be required to raise additional financing. In addition, the tax rules related to the Spin-off may limit OMNOVA Solutions' ability for a period of time to fund acquisitions through the issuance of equity securities. See Item 7, "Certain Relationships and Related Transactions - Distribution Agreement" of the Registration Statement. Substantially all of the debt of OMNOVA Solutions will bear interest at variable rates; therefore, its liquidity and financial condition is and will continue to be affected by changes in prevailing interest rates.

Environmental Matters
---------------------

    OMNOVA Solutions' policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions' Combined Balance Sheet as of August 31, 1999 reflects environmental reserves of $2 million.

    Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect future results of operations, liquidity, capital resources or the consolidated financial condition of OMNOVA Solutions.

Information Systems and the Year 2000
-------------------------------------

    OMNOVA Solutions is currently engaged in a comprehensive project to upgrade its information, technology, and manufacturing and facilities computer hardware and software programs to address the Year 2000 issue at its domestic and international businesses. Many of OMNOVA Solutions' systems include new hardware and updated software packages purchased from established vendors who have represented that these systems are Year 2000 ready. OMNOVA Solutions does not have large centralized systems, a factor which OMNOVA Solutions believes, reduces the risk of a single point of failure having widespread impact on OMNOVA Solutions.

-------------------------------------------------

    As part of this project, OMNOVA Solutions has formally communicated with all of its significant suppliers, vendors and large customers to determine the extent to which OMNOVA Solutions is vulnerable to those parties' failures to correct their own Year 2000 issues. As of August 31, 1999, OMNOVA Solutions has received approximately 96 percent of the responses, and those responses generally indicate that these parties will be Year 2000 ready. All third parties with whom OMNOVA Solutions has a material relationship have indicated that they will be Year 2000 compliant.

    The phases of the Year 2000 Compliance project for information technology are awareness, inventory and assessment, remediation, testing, implementation, and the last phase of control and monitoring. OMNOVA Solutions has completed the awareness phase and the inventory and assessment phase of its information technology systems. Both internal and external resources are being utilized to test OMNOVA Solutions' software for Year 2000 readiness and, where necessary, the systems are being remediated through upgrading, replacement, or reprogramming. Also, OMNOVA Solutions has completed an inventory and assessment of its non-information technology (embedded) systems, prioritizing the impact of each of these systems on OMNOVA Solutions' ability to conduct its operations and, as necessary, obtaining vendor verification and/or remediation of those systems. The process of remediating, testing, and implementation will be an iterative process until all critical systems are Year 2000 ready. Excluding late 1998 acquisitions, OMNOVA Solutions believes that approximately 95 percent of its systems were Year 2000 ready as of August 31, 1999 and is in the control and monitoring phase of the project. As of August 31, 1999, the late 1998 acquisitions are approximately 85 percent complete with the remediation stage, which involves changing or upgrading systems. In addition, as of the same date, the late 1998 acquisitions are approximately 75 percent complete with the testing stage and approximately 75 percent complete with the implementation stage, which involves placement of systems in a production environment. The late 1998 acquisitions are targeted for completion by October 31, 1999.

    The estimated cost for this project is projected to range between $4 million and $5 million, which is being funded through operating cash flows. OMNOVA Solutions has spent approximately $4 million as of August 31, 1999 on this project and expects to spend the remaining budget by the end of the fourth quarter of 1999.

    Based upon currently available information and considering OMNOVA Solutions' diversified business base, decentralized systems and Year 2000 efforts, management believes that the most reasonably likely worst case scenario could result in minor short-term business interruptions. OMNOVA Solutions has prepared contingency plans which include alternative sourcing to minimize any disruptions to its businesses resulting from a vendor or supplier not being Year 2000 ready. However, failure by OMNOVA Solutions and/or vendors and customers to complete Year 2000 readiness work in a timely manner could have a material adverse effect on certain of OMNOVA Solutions' operations. OMNOVA Solutions' exposure could increase or its timetable for Year 2000 readiness could be delayed as a result of any new acquisitions.

Adoption of the Euro
--------------------

    Based upon a preliminary evaluation, management believes that the adoption of the Euro by the European Economic Community will not have a material impact on OMNOVA Solutions' international businesses. OMNOVA Solutions' foreign operations currently are small and each operation conducts the majority of its business in a single currency with minimal price variations between countries.

Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

    OMNOVA Solutions is exposed to market risk from changes in interest rates on long-term debt obligations. OMNOVA Solutions' policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, OMNOVA Solutions does not use derivative financial instruments to manage its interest rate risk. Substantially all of OMNOVA Solutions' long-term debt of $200 million that will be in place after the Spin-off will mature in the year 2004 and will be variable. The average variable interest rate applicable to this debt was 6.7 percent as of September 30, 1999. OMNOVA Solutions' long-term debt under this debt agreement bears interest at market rates and therefore, any carrying value would approximate fair value.

    Although OMNOVA Solutions conducts business in foreign countries, international operations were not material to OMNOVA Solutions' consolidated financial position, results of operations or cash flows as of August 31, 1999. Additionally, foreign currency transaction gains and losses were not material to OMNOVA Solutions' results of operations for the nine months ended August 31, 1999. While international operations have not been significant in the past, OMNOVA Solutions could be subject to material foreign currency exchange rate risk with respect to future operations and cash flows due to OMNOVA Solutions' acquisition of the European wallcovering business in late 1998. To date, OMNOVA Solutions has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. OMNOVA Solutions is evaluating the future use of these financial instruments.

Forward-Looking Statements
--------------------------

    This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. These discussions and any other discussions contained in this report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties; in particular, this pertains to management's comments on financial resources, capital spending and the outlook for each of OMNOVA Solutions' business segments. The outcomes of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions. In addition to certain contingency matters and their respective cautionary statements discussed in the Registration Statement, the Forward-Looking Statements section of this Management's Discussion and Analysis indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements.

    Some important factors that could cause OMNOVA Solutions' actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

    -   General economic trends affecting OMNOVA Solutions' markets

    -   Governmental and regulatory policies including environmental regulations

    -   OMNOVA Solutions' acquisition activities

    - Raw material prices for chemical feed stocks including polyvinyl chloride, styrene and butadiene

    - The ability of OMNOVA Solutions and its customers and vendors to successfully modify and convert their systems to be Year 2000 ready

    - Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations

--------------------------------------

    Additional risk factors may be described from time to time in OMNOVA Solutions' filings with the Securities and Exchange Commission. All these risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond OMNOVA Solutions' control.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure About Market Risk."

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        a) Exhibits
           --------

            Table                                                       Exhibit
           Item No.               Exhibit Description                   Number
           -------------------------------------------------------------------
                27         Financial Data Schedule                          27
                           (Filed for EDGAR only)

        b) Reports on Form 8-K
           --------------------

           OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended August 31, 1999.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            OMNOVA SOLUTIONS INC.



Date  October 13, 1999      By /s/ M. E. Hicks
    --------------------       -------------------------------------
                               M. E. Hicks
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)



Date  October 13, 1999      By /s/ J. C. LeMay
    --------------------       --------------------------------------
                               J. C. LeMay
                               Senior Vice President, Law; General Counsel
                               (Duly Authorized Officer)