Form 10-K405
period 1999-11-30
OMNOVA SOLUTIONS INC
filed 2000-02-10
CIK 1090061

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1999       Commission File Number 1-15147

                             OMNOVA SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

                     OHIO                                        34-1897652
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

        175 GHENT ROAD, FAIRLAWN, OHIO                           44333-3300
   (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (330) 869-4200

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
    Common Stock, par value 10c per share                 New York Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of February 1, 2000, was $310,260,040.

     As of February 1, 2000, there were 41,273,251 outstanding shares of the Company's Common Stock, 10c par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2000 Proxy Statement of OMNOVA Solutions Inc. are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             OMNOVA SOLUTIONS INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                                 PAGE
  ------                                                                 ----
                                      PART I
     1     Business....................................................     1
     2     Properties..................................................     7
     3     Legal Proceedings...........................................     8
     4     Submission of Matters to a Vote of Security Holders.........     8
    4A     Executive Officers of the Registrant........................     8

                                     PART II
     5     Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    10
     6     Selected Financial Data.....................................    10
     7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    11
    7A     Quantitative and Qualitative Disclosures About Market
             Risk......................................................    16
     8     Consolidated Financial Statements and Supplementary Data....    16
     9     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    16

                                     PART III
    10     Directors and Executive Officers of the Registrant..........    38
    11     Executive Compensation......................................    38
    12     Security Ownership of Certain Beneficial Owners and
             Management................................................    38
    13     Certain Relationships and Related Transactions..............    38

                                     PART IV
    14     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    38
           Signatures..................................................    41

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     OMNOVA Solutions Inc. (OMNOVA Solutions or Company) was organized in June 1999 as a wholly-owned subsidiary of GenCorp Inc. as part of a plan to spin-off GenCorp's Performance Chemicals and Decorative & Building Products businesses as a separate publicly traded company. On October 1, 1999 OMNOVA Solutions Inc. became an independent publicly-held company when GenCorp Inc. distributed a dividend payable in one share of OMNOVA Solutions common stock for each share of GenCorp common stock held on the September 27, 1999 record date (the "spin-off"). The Company's headquarters are at 175 Ghent Road, Fairlawn, Ohio 44333.

     OMNOVA Solutions operates two business segments, Performance Chemicals and Decorative & Building Products. The Performance Chemicals segment manufactures a broad range of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textile and various other specialty chemical applications. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surface products including commercial wallcovering, coated fabrics, printed and solid color surface laminates, graphic arts and industrial films, and transfer printed products for furniture, transportation, cabinets, home furnishings, apparel, new construction and remodeling and other commercial applications, as well as membrane systems for commercial and industrial roofing. (Financial information relating to the Company's business segments appears on pages 34 through 36 of this report.)

BACKGROUND

     The Performance Chemicals business was founded in 1952 as a segment of The General Tire & Rubber Company, GenCorp's predecessor, focusing primarily on the manufacture of latex, an emulsion polymer, for the paper industry and for tire cord adhesives in its Mogadore, Ohio facility. During the 1960s, the business began expanding its product lines for the paper and carpet industries, and in 1993 opened a latex plant in Green Bay, Wisconsin to better serve the needs of its paper customers in the upper Midwest. The Decorative & Building Products segment began in 1945 when The General Tire & Rubber Company purchased the Jeannette, Pennsylvania coated fabrics facility from the Pennsylvania Rubber Company. In 1963 the Company built a production facility in Columbus, Mississippi to increase its capacity and product offerings in coated fabrics. The manufacturing of commercial wallcovering was added at the plant in the early 1970s.

     Performance Chemicals' 1996 acquisition of Morton International's Lytron(R) plastic pigment product line broadened offerings to the paper industry. The 1998 acquisition of Goodyear's Calhoun, Georgia latex facility provided additional manufacturing capacity, a strong presence in the southeast and an expanded customer base. Performance Chemicals also acquired Sequa Chemicals' U.S. specialty chemicals business in 1998, gaining manufacturing facilities in Chester, South Carolina and Greensboro, North Carolina. This acquisition expanded existing emulsion polymer market positions and provided entry into new, related specialty chemical markets. The fiscal year 1999 acquisition of PolymerLatex's U.S. acrylics business in Fitchburg, Massachusetts provided a key northeast location while strengthening and diversifying served markets in acrylic emulsions and other specialty chemicals. The latest acquisition of Morton International's global floor care polymer business in April 1999 provided Performance Chemicals with a new and complementary product line and new customers, based on existing manufacturing technology. Performance Chemicals holds a strong number two market position in the domestic styrene butadiene latex industry. The number of Performance Chemicals facilities has increased from two to six in the past few years.

     Decorative & Building Products expanded its commercial wallcovering capabilities in 1991 through the acquisition of Canadian General Towers' commercial wallcovering business. With the 1998 acquisition of Walker Greenbank's U.K.-based Muraspec and Brymor commercial wallcovering businesses, Decorative & Building Products has grown to be a worldwide leader in this product category. Brymor provides a European manufacturing base. Muraspec, a distribution business with sales offices throughout the U.K. and Europe, serves as a key European distribution platform from which to market commercial wallcoverings and other decorative products. Goodyear's Reneer Films Division was acquired in 1993, increasing vinyl film and decorative laminate capability for the Decorative & Building Products business and elevating its position in vinyl woodgrain laminates to number one in North America. In 1997, Decorative & Building Products acquired the Printworld business of Technographics, Inc., adding paper laminates to its vinyl laminate portfolio and gaining entry into transfer printing for home furnishings and apparel. Then in 1999, Decorative & Building Products formed a joint venture company with a subsidiary of Thailand-based Charoen Pokphand Group. The joint venture, CPPC Decorative Products Co., Ltd., will serve the decorative vinyl film and fabric product categories in the Asia-Pacific region and provide expanded product lines to North America and Europe. The GenFlex roofing products business was started in 1980 as a single product line (PVC) and has expanded over the years to include TPO and EPDM membrane systems for the domestic market.

GENERAL

     OMNOVA Solutions develops, manufactures and markets emulsion polymers, specialty chemicals and decorative and building products for a variety of industrial, commercial and consumer markets. The Performance Chemicals segment manufactures a broad range of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textile and various other specialty chemical applications. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surface products including commercial wallcovering, coated fabrics, printed and solid color surface laminates, graphic arts and industrial films, and transfer printed products for furniture, transportation, cabinets, home furnishings, apparel, new construction and remodeling and other commercial applications, as well as membrane systems for commercial and industrial roofing.

     The Company utilizes the OMNOVA Solutions Technology Center in Akron, Ohio to support its priorities of operational excellence and value-creating growth by developing new products and improving existing products and processes. The Center has a key role in the Company's technical activity and supports research and development efforts across the Company. The Technology Center teams with the business segments to develop high impact technologies that enable new business opportunities by leveraging core competencies in cross-cutting application disciplines such as: (i) adhesives, coatings and printing inks; (ii) graphics and information technology; and (iii) materials selection, substitution and fabrication. Design and development centers at segment locations focus on specific areas of segment businesses. (Information relating to research and development expense is set forth in Note G on page 28 of this report.)

     OMNOVA Solutions had approximately 2,700 employees at November 30, 1999 located at offices, plants and other facilities located principally throughout the United States and the United Kingdom.

     Of OMNOVA Solutions' 1999 revenues, approximately 42.2% were derived from the Performance Chemicals business and 57.8% from the Decorative & Building Products business.

PRODUCTS AND SERVICES

  PERFORMANCE CHEMICALS

     Performance Chemicals manufactures a broad line of emulsion polymers and specialty chemicals for use in the paper, carpet, textile, nonwovens, construction, graphic arts, coatings, adhesives, floor care and transportation industries. Performance Chemicals' products for the paper industry improve the strength, gloss and printability of its customers' products. These products are primarily used in the manufacture of coated papers for applications such as magazines, photo papers and office forms. Paper coatings represented 17.4%, 17.8% and 17.9% of OMNOVA Solutions' consolidated revenues for fiscal 1999, 1998 and 1997, respectively. Latex formulations are also used to provide these same characteristics to paperboard packaging for food and household products. The business is also a leading producer of styrene butadiene latex for use as carpet backing adhesive, which secures carpet fibers to backing materials. Through the 1998 acquisition of Sequa Chemicals, Performance Chemicals significantly expanded its product line breadth to include specialty additives for coating formulations such as lubricants and insolubilizers and wet end opacifiers used in the making of paper. The acquisition significantly expanded total product offerings to paper customers and enabled Performance Chemicals to generate significant synergies through consolidated purchasing of acrylic monomers, cross-selling of polymers and auxiliary chemicals and enhanced applications development. Additionally, the acquisition added a diverse line of textile processing, coating and finishing chemicals that provide water, stain and oil repellency and permanent press properties to natural and synthetic textile fibers for apparel, home furnishings and upholstery applications.

     Performance Chemicals' product portfolio includes a growing specialty segment that provides resins, binders, coatings, adhesives and saturants to a broad variety of markets that include nonwovens, graphic arts, industrial coatings, floor care and construction. These products provide greater strength, improved processibility and enhanced appearance and function for customer products.

     With a strong number two position in the latex industry, Performance Chemicals is recognized in all of its markets for its core capabilities in polymer technology, its ability to rapidly develop highly customized products and its ability to provide innovative, cost effective customer solutions.

  DECORATIVE & BUILDING PRODUCTS

     Decorative & Building Products is the leading global manufacturer of wallcoverings for commercial applications. Its product line includes a broad range of fabric-backed vinyl and paper-backed vinyl wallcovering designs. Its industry leading styling and design library covers a broad range of styles, patterns, textures, and colors, ranging from traditional to contemporary designs. Additionally, Decorative & Building Products has built its leading position in commercial wallcoverings by leveraging its reputation for product durability and quality, global distribution network, extensive emboss and print roll library, long-term customer relationships, and integrated manufacturing/distribution/sourcing value proposition. Well-known brands include Bolta(R), Essex(R), Genon(R), Lanark(R), Tower(TM) and X-Quest(R) in North America and Muralon and Muraspec in Europe. Key end user markets include the hospitality, healthcare and commercial office industries. Commercial wallcoverings represented 20.1%, 17.9% and 18.9% of OMNOVA Solutions' consolidated revenues for fiscal 1999, 1998 and 1997, respectively.

     Based on industry data and information, Decorative & Building Products believes that it is the leading North American supplier of vinyl coated fabrics and urethane fabrics for contract and residential home furnishings, transportation seating and marine applications as well as a variety of other industrial and commercial end use applications. Its coated fabrics offer durable, stain resistant and cost effective alternatives or complements to leather and textile coverings. Competitive advantages in the coated fabrics industry are leveraged through creative design and styling capabilities, performance enhancing coatings, innovative technical support programs, leading brand names and established distribution channels. Coated fabrics represented 10.4%, 12.0% and 13.1% of OMNOVA Solutions' consolidated revenues for fiscal 1999, 1998 and 1997, respectively.

     Decorative & Building Products believes that it is a leading supplier of decorative surfacing laminates for wood and metal applications and that it holds the number one North American position in combined paper and vinyl woodgrain laminates. Decorative laminate products are manufactured utilizing vinyls, lightweight papers and foils. Unique ultraviolet (UV) and electronic beam (EB) coatings provide scratch, stain and UV resistance. In addition, Decorative & Building Products has further differentiated itself in the decorative laminate market as a single source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries, building a unique library of matched vinyl and paper laminate design patterns and textures and developing rapid make-to-order production capabilities. Important markets for these products include furniture, kitchen cabinets, manufactured housing, flooring laminates, consumer electronics and wrapped wood components. In particular, the growing ready-to-assemble furniture market provides an attractive market for Decorative & Building Products' unique decorative laminates product offerings. Double polished clear vinyl films for the graphic arts, office products and stationery markets are also produced. Decorative laminates represented 9.7%, 11.8% and 10.5% of OMNOVA Solutions' consolidated revenues for fiscal 1999, 1998 and 1997, respectively.

     Decorative & Building Products is also a leading North American manufacturer and marketer of single-ply roofing membrane systems for the commercial and industrial roofing market. Selling under the GenFlex(TM) brand name, it was the first in the industry and is one of few North American single-ply roofing suppliers that offers all three single-ply roofing systems, EPDM, TPO and PVC. This allows for a tailored solution for each type of roofing application requirement. Through the introduction of innovative products, GenFlex roofing systems has developed programs that reduce the time and cost of installation. GenFlex roofing systems represented 12.8%, 12.9% and 13.1% of OMNOVA Solutions' consolidated revenues for fiscal 1999, 1998 and 1997, respectively.

     Through its Printworld operations, Decorative & Building Products manufactures heat-transfer prints on paper used to decorate apparel and home furnishings. Heat-transfer printing is an innovative, unique process for printing intricate patterns on synthetic fabrics that can be used widely in the home furnishing, commercial furnishing and apparel industries.

     Decorative & Building Products has established leading positions in all of its product categories by utilizing the Company's core competencies in design, compounding, calendering, printing, embossing and coating. Given similar core competencies and base technology requirements, the business is able to leverage its investments in manufacturing, process and design improvements across this broad set of product lines and benefit from economies of scale. In addition, its broad offering of decorative products uniquely positions it to provide integrated decorative solutions for its customers.

BUSINESS STRATEGY

     ORGANIC GROWTH BY PROVIDING TOTAL SOLUTIONS. OMNOVA Solutions intends to grow organically by developing long-term customer relationships and positioning itself as the preferred total solutions partner. OMNOVA Solutions' strategy is to avoid commodity market segments and focus on products that are highly customized to meet specific customer requirements. These relationships have enabled OMNOVA Solutions to develop innovative products that provide superior functional performance, higher decorative content, and more efficient, lower cost production processes to meet customers' specific application needs and enhance the value of their products. For example, new roofing system developments have provided significant benefits to contractors and building owners by substantially reducing installation time and labor costs.

     PURSUE GROWTH THROUGH STRATEGIC ACQUISITIONS. OMNOVA Solutions' businesses have achieved significant growth through acquisitions of companies that build on existing markets and core product and process technologies. OMNOVA Solutions plans to continue to pursue acquisitions, strategic partnerships and joint ventures in the future, targeting technologies and products in high growth markets that are strategically related to its existing product portfolio, customer base and markets.

     LEVERAGE CORE COMPETENCIES ACROSS BUSINESSES. OMNOVA Solutions' expertise in high performance polymer-based chemistries, the design and development of customized product applications and polymer processing capabilities are shared across its business segments and provide a unique and differentiating competitive advantage. Performance Chemicals and Decorative & Building Products have identified common growth platforms to capitalize on these technology linkages. For example, Performance Chemicals has pursued the development and commercialization of new polymers and specialty chemical additives to meet the needs of its broadening market portfolio. These new formulations in advanced coatings, inks and adhesives are beginning to be leveraged in the Decorative & Building Products segment to enhance the performance of a number of its products. OMNOVA Solutions' aligned growth strategy targets opportunities for both businesses to team as customers or suppliers in the paper, textile, carpet, furniture and construction industries.

     EXPAND STRONG RESEARCH AND DESIGN CAPABILITIES. OMNOVA Solutions is an industry leader in research and development, as well as styling and design capabilities. The Performance Chemicals segment has recently made a major investment in a new high speed pilot paper coater, which will be used to accelerate OMNOVA Solutions' development and commercialization of new coating technologies in its core markets. OMNOVA Solutions started construction of a new pilot plant in 1998, which will support and accelerate new product development and customer qualification efforts for its Performance Chemicals business. The Decorative & Building Products segment maintains design centers in Salem, New Hampshire, New York, New York and Hertfordshire, England where designers combine traditional design techniques with state-of-the-art computer aided design equipment to create unique designs for incorporation across OMNOVA Solutions' decorative product spectrum. OMNOVA Solutions continues to strengthen its design capability through investments in digital archiving of designs and digital sampling. In addition, the business has increased its focus on technology and new product development to provide differentiated value-added products to customers.

     INCREASE TECHNOLOGY LINKAGES. By increasing technology linkages and materials utilization between the two segments, OMNOVA Solutions can aggressively pursue the development and commercialization of new polymers as well as improve the functionality and performance of its decorative coatings. These technical and materials synergies allow Performance Chemicals and Decorative & Building Products to target and expand key markets. Technological linkages, purchasing, marketing and sales economies, and manufacturing economies will enable more cost effective development of new products and will increase the effectiveness of cost reduction initiatives at OMNOVA Solutions. For example, the OMNOVA Solutions business segments have a powerful collective knowledge base in paper, nonwovens, textiles, printing technology, ink systems and performance coatings, and the chemicals application skills to develop and supply advanced products in their respective served markets.

     BROADEN INTERNATIONAL OPERATIONS. OMNOVA Solutions plans to continue to increase its global supply capabilities and the markets it serves. For example, the acquisition of the Brymor and Muraspec U.K.-based commercial wallcovering business provided a European manufacturing, design and distribution platform for the Decorative & Building Products segment. Performance Chemicals recently opened a European business office outside London and completed a marketing alliance with PolymerLatex in Europe to serve global paper customers. Additionally, the 1999 formation of CPPC Decorative Products Co., Ltd., a Thailand-based joint venture, will serve the decorative vinyl film and fabric markets in the Asia-Pacific region and expand product lines to North America and Europe. The Company intends to continue to expand its international presence through a continued aggressive acquisition, joint venture and alliance strategy.

     IMPROVE PROFITABILITY THROUGH OPERATIONAL EXCELLENCE
INITIATIVES. Operational excellence processes including Six Sigma quality, supply chain management and high performance workplace initiatives are utilized throughout OMNOVA Solutions' businesses. OMNOVA Solutions plans to continue to focus on operational excellence initiatives across the supply chain to drive improvements in productivity, quality cost and safety.

MARKETS AND CUSTOMERS

     Management believes that Performance Chemicals is a leader in its targeted product categories. The polymer and chemical coating and binding categories are highly competitive based on price, quality, customer service, product performance and innovations. Performance Chemicals is a leading quality producer of latex for the paper and carpet industry. Major latex customers include industry leaders such as Champion International, Shaw and Consolidated Paper.

     Management believes that Decorative & Building Products is a leader in its targeted product categories. The wallcovering, coated fabrics, roofing and other Decorative & Building Products' categories are highly competitive based on decorative content, enhanced performance characteristics, price, quality, customer service, brand name recognition and reputation. Decorative & Building Products markets its products under numerous brand names to different industries. Major customers of this segment are Steelcase, Bradco and Ashley Furniture.

DISTRIBUTION METHODS

     Methods of distribution used by OMNOVA Solutions vary widely depending on the nature of the products and the industry or market served. Products are sold either directly or through distributors.

COMPETITION

     Performance Chemicals competes with several large global chemical companies including Dow, BASF and Rohm & Haas, some of which are vertically integrated in one or more major raw materials. Performance Chemicals also competes with small to mid-sized U.S.-focused suppliers of specialty chemicals including B.F. Goodrich, National Starch and S. C. Johnson Polymers. Depending on the products involved and markets served, the basis of competition varies among price, quality, customer and technical service, product performance and innovation, and industry recognition. Overall, Performance Chemicals regards its products to be competitive in its major categories and believes that it holds leading or strong number two positions in several North American categories including paper coatings, styrene butadiene latex carpet backing binders, textile permanent press resins, nonwoven binders, paper tape release coatings and saturants, and vinyl pyridine tire cord adhesives.

     Decorative & Building Products competes with numerous companies, many of which are smaller and privately-owned. Key competitors in each product group include:

     - Commercial Wallcovering -- RJF International, Fidelity and paint systems

     - Coated Fabrics -- Haartz and Uniroyal

     - Decorative Laminates -- Chiyoda, Dai Nippon and Toppan

     - Building Systems -- Carlisle, Firestone, and Manville

     - Heat Transfer Printing -- Miroglio, Sublistatic and Transfertex

INTELLECTUAL PROPERTY

     OMNOVA Solutions regards patents, trademarks, copyrights and other intellectual property as important to its success and relies on them, both in the United States and foreign countries, to protect its investment in products and technology. Patents to which OMNOVA Solutions has rights expire at various times but the Company believes that the loss or expiration of any patent would not materially affect the business of the Company. OMNOVA Solutions, like any other company, may be subject to claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business.

RAW MATERIALS

     Performance Chemicals utilizes a variety of raw materials, primarily monomers, in the manufacture of its products, all of which are generally available from several qualified suppliers. Monomer costs are a major component of the emulsion polymers produced by the business. Key monomers include styrene, butadiene, acrylonitrile, vinyl pyridine, acrylic acid, vinyl acetate, butyl acrylate, ethyl acrylate and methyl methacrylate.

     Decorative & Building Products also utilizes a variety of raw materials which are generally available from multiple suppliers. Key raw materials include polyvinyl chloride resins, textiles, plasticizers, paper, and titanium dioxide. Textiles and polyvinyl chloride resins represent approximately 44% of total raw materials purchased on a dollar basis.

     The cost of these raw materials has a significant impact on OMNOVA Solutions' profitability. A significant increase in the price of monomers or polyvinyl chloride resins could materially increase OMNOVA Solutions' operating costs and materially adversely affect its profit margins. OMNOVA Solutions generally attempts to pass increased raw materials prices on to its customers in the form of price increases. The success of attempted price increases depends on a variety of factors including the competitive environment. Under certain circumstances, OMNOVA is not able to pass along the increase. In addition, if accepted by customers, price increases generally lag the increase in raw material costs.

ENVIRONMENTAL MATTERS

     The business operations of OMNOVA Solutions, like those of other companies in the industries in which OMNOVA Solutions operates, are subject to numerous foreign, federal, state and local environmental laws and regulations. These laws and regulations not only affect OMNOVA Solutions' current operations, but also could impose liability on OMNOVA Solutions for past operations that were conducted in compliance with then applicable laws and regulations. OMNOVA Solutions anticipates that these laws and regulations will become increasingly stringent. A discussion of capital and noncapital expenditures incurred in 1999 and forecasted for 2000 and 2001 for environmental compliance is included under the heading Environmental Matters beginning on page 14 of this report and is incorporated herein by reference.

EMPLOYEES

     OMNOVA Solutions employed approximately 2,700 employees at November 30, 1999. Approximately 33% of these employees are covered by collective bargaining agreements. Of the covered employees, approximately 9% are covered by collective bargaining agreements that are due to expire within one year. A prolonged work stoppage at any of OMNOVA Solutions' facilities could materially adversely affect the Company's business and results of operations.

ITEM 2.  PROPERTIES

     Significant operating, manufacturing, research, design and/or sales and marketing facilities of the Company are set forth below.

  CORPORATE HEADQUARTERS:

  OMNOVA Solutions Inc.                          *OMNOVA Solutions Overseas
  175 Ghent Road                                 545 Orchard Road
  Fairlawn, OH 44333-3300                        #09-05 Far East Shopping Centre
  330/869-4200                                   Singapore 238882
                                                 (65) 733-7080
  OMNOVA Solutions Technology Center
  2990 Gilchrist Road
  Akron, OH 44305-4489
  330/794-6300

  PERFORMANCE CHEMICALS:

  Headquarters:                                  Sales/Manufacturing/Technical/Distribution:
  175 Ghent Road                                 Akron, OH
  Fairlawn, OH 44333-3300                        Calhoun, GA
  330/869-4200                                   Chester, SC
                                                 *Dalton, GA
                                                 Fitchburg, MA
                                                 Green Bay, WI
                                                 Greensboro, NC
                                                 Hertfordshire, England
                                                 Mogadore, OH

  DECORATIVE & BUILDING PRODUCTS:

  Headquarters:            Manufacturing Facilities:  Sales/Marketing/Design/Distribution:
  175 Ghent Road           Auburn, PA                 *Asnieres, France
  Fairlawn, OH 44333-3300  Columbus, MS               *Bangkok, Thailand
  330/869-4200             Jeannette, PA              *Brussels, Belgium
                           Kent, England              *Charlotte, NC
                           Monroe, NC                 Hertfordshire, England
                           *Rayong, Thailand          *Dubai, UAE
                                                      *Maumee, OH
                                                      *New York, NY
                                                      *Paris, France
                                                      *Pine Brook, NJ
                                                      *Rayong, Thailand
                                                      *Salem, NH
                                                      *Sao Paulo, Brazil
                                                      *Warsaw, Poland

---------------

* An asterisk next to a facility listed above indicates that it is a leased property.

     In addition, the Company owns and leases properties (primarily warehouse and office facilities) in various regions of the United States for use in the ordinary course of its business. Data appearing in Note N on page 32 of this report with respect to leased properties is incorporated herein by reference.

     During 1999 the Company generally made effective use of its productive capacity. The Company believes that the quality and productive capacity of its properties are sufficient to maintain the Company's competitive position for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     OMNOVA Solutions is subject to various legal actions, governmental investigations, and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect future results of operations, liquidity, capital resources or the consolidated financial condition of OMNOVA Solutions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of OMNOVA Solutions' public security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is given as of February 1, 2000, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

     JOHN B. YASINSKY, age 60, Chairman of the Board and Chief Executive Officer of the Company since January 4, 2000; Chairman, Chief Executive Officer and President from the Company's formation until January 2000; served as Chairman of the GenCorp Board from March 1995 until the spin-off and Chief Executive Officer and President of GenCorp since July 1994. He was President and Chief Operating Officer of GenCorp from November 1993 until July 1994. Previously, he was Group President, Westinghouse Electric Corporation, Pittsburgh, PA, a power generation and electrical equipment manufacturing company, from February 1993 until November 1993 and President, Westinghouse Power Systems from 1990 to 1993. He is also a director of CMS Energy Corporation, Dearborn, MI and Consumers Power Company, Jackson, MI. Mr. Yasinsky is Chairman of the Executive Committee of the OMNOVA Solutions Board.

     KEVIN M. MCMULLEN, age 39, President and Chief Operating Officer of the Company since January 4, 2000; Vice President of the Company; President, Decorative & Building Products from September 1999 until January 2000; served as Vice President of GenCorp and President of GenCorp's Decorative & Building Products business unit from September 1996 until the spin-off. He was previously General Manager of General Electric Corporation's Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lightings' Business Development and Strategic Planning activities from 1991 to 1993. Prior to General Electric, he was Senior Engagement Manager at McKinsey and Company, a business consulting firm, from 1985 to 1991.

     MICHAEL E. HICKS, age 41, Senior Vice President and Chief Financial Officer; Treasurer of the Company from its formation; served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp from February 1999 until the spin-off. He was previously Treasurer of GenCorp since September 1994 and Director of Treasury of GenCorp from 1989 to 1994.

     JAMES C. LEMAY, age 43, Senior Vice President, Law; General Counsel of the Company from its formation; served as Assistant General Counsel of GenCorp since May 1997. He was previously Senior Counsel of GenCorp from May 1990 to May 1997.

     NATHANIEL J. MASS, age 49, Senior Vice President, Strategic Growth of the Company since September 1999; served as Senior Vice President, Strategic Growth of GenCorp from June 1996 until the spin-off. He was previously Partner and Director of the Business Dynamics Center, McKinsey and Company from 1994 to June 1996; Chief Executive Officer, Light Sciences Inc. from 1991 to 1993 and Director of Worldwide Strategic Planning, Exxon Chemical Company from 1988 to 1991.

     GREGORY T. TROY, age 44, Senior Vice President, Human Resources of the Company since September 1999; served as Director, Human Resources of GenCorp's Performance Chemicals unit from December 1996 until the spin-off. He was previously Director, Human Resources of Bosch Braking Systems (formerly AlliedSignal) from

1995 to December 1996; Employee Relations Area Manager, Manufacturing, of Mobil Corporation's Plastics Division from 1994 to 1995.

     KEVIN M. BYRNE, age 46, Vice President of the Company and President, Decorative Products since January 4, 2000; Vice President and Managing Director, Global Wallcovering, Decorative & Building Products from the spin-off until January 2000; served as Vice President and Managing Director, Global Wallcovering of GenCorp's Decorative & Building Products business unit from August 1998 until the spin-off and Vice President, Product Management and Marketing of Decorative & Building Products from June 1997 until August 1998. He was previously Director, Sales and Marketing, Plastics and Business
Manager -- Fluorine Products of AlliedSignal, Inc., from August 1994 to May 1997 and Director, Sales and Marketing of Rexam -- Custom Division from April 1992 to August 1994.

     MARVIN W. ZIMA, age 62, Vice President of the Company and President, Performance Chemicals since September 1999; served as Vice President of GenCorp from August 1994 until the spin-off and President of GenCorp's Performance Chemicals business unit from 1991 until the spin-off. He was previously President and Chief Executive Officer of Uniroyal Engineered Products from 1987 to 1991 and held various other management positions with Uniroyal from 1982 to 1987.

     CYNTHIA A. SLACK, age 51, Secretary and Assistant General Counsel of the Company from its formation; served as Assistant Secretary and Senior Counsel, Finance and Securities of GenCorp from September 1997 until the spin-off. Previously, Ms. Slack was Assistant Secretary and Counsel, Finance and Securities of GenCorp from March 1997 to September 1997 and Counsel, Finance and Securities of GenCorp from February 1990 until March 1997.

     The Company's executive officers generally hold terms of office of one year and/or until their successors are elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to the spin-off, the Company's common stock was not publicly traded. The Company's common stock is currently listed on the New York Stock Exchange. At December 31, 1999, there were approximately 11,800 holders of record of the Company's common stock. On November 30, 1999, the Company paid a quarterly cash dividend on its common stock of $.05 per share. Information regarding the high and low quarterly sales prices of the Company's common stock for the fourth quarter of fiscal 1999 (beginning on October 1, 1999, the date "regular-way" trading began) is contained in the Quarterly Financial Data (Unaudited) which appears on page 37 of this report and is incorporated herein by reference.

     Information concerning long-term debt, including material restrictions and provisions relating to distributions and cash dividends on the Company's common stock (if any), appears in Note M on page 32 of this report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

                                                 1999      1998      1997      1996      1995
                                                ------    ------    ------    ------    ------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)
NET SALES
Decorative & Building Products................  $443.5    $398.6    $367.7    $340.0    $343.8
Performance Chemicals.........................   323.9     225.6     180.6     165.5     181.8
                                                ------    ------    ------    ------    ------
                                                $767.4    $624.2    $548.3    $505.5    $525.6
                                                ======    ======    ======    ======    ======
SEGMENT OPERATING PROFIT
Decorative & Building Products................  $ 51.4    $ 51.5    $ 44.2    $ 44.8    $ 18.2
Performance Chemicals.........................    31.2      35.0      21.9      25.2      24.1
                                                ------    ------    ------    ------    ------
                                                $ 82.6    $ 86.5    $ 66.1    $ 70.0    $ 42.3
                                                ======    ======    ======    ======    ======
NET INCOME....................................  $ 34.4    $ 42.6    $ 34.3    $ 36.8    $ 25.2
                                                ======    ======    ======    ======    ======

EARNINGS PER SHARE OF COMMON STOCK
Basic.........................................  $  .82    $ 1.03    $  .93    $ 1.09    $  .77
Diluted.......................................  $  .82    $ 1.01    $  .91    $ 1.03    $  .77

GENERAL
Cash dividends paid...........................  $  .05    $   --    $   --    $   --    $   --
Capital expenditures..........................  $ 35.0    $ 18.0    $ 10.9    $ 14.6    $ 11.2
Depreciation and amortization.................  $ 30.7    $ 21.5    $ 16.0    $ 13.8    $ 13.6
Total assets..................................  $722.5    $602.7    $277.1    $233.3    $225.9
Long-term debt................................  $190.0    $   --    $   --    $   --    $   --

You should keep the following in mind when reviewing this data:

  - OMNOVA Solutions Inc. was spun off from GenCorp Inc. as an independent public company as of October 1, 1999.

  - During fiscal 1997, OMNOVA Solutions acquired Printworld. During fiscal 1998, OMNOVA Solutions acquired (1) the U.S. speciality chemicals business of Sequa Chemicals, (2) the commercial wallcovering business of Walker Greenbank PLC, and (3) the Calhoun, Georgia latex facility of The Goodyear Tire & Rubber Company. During fiscal 1999, the Company acquired (1) the global latex floor care business of Morton International Inc., and (2) the U.S. acrylic emulsion polymers business of PolymerLatex. The historical income statement data reflects operations from these acquisitions from the date of purchase.

  - During 1999, the Company recorded unusual income of $1.1 million related primarily to the gain recognized on the sale of the corporate jet, offset by charges associated with the restructuring of a Decorative & Building Products business and settlement of other contingent obligations.

  - During fiscal 1998, the Company recorded unusual expense of $3.4 million pre-tax related to exiting the residential wallcovering business.

  - During fiscal 1996, OMNOVA Solutions recorded unusual pre-tax income of $4.0 million from the sale of the structural urethane adhesives business.

  - For periods ended prior to the spin-off, earnings per share were calculated based on a one-for-one share distribution and equivalent stock options being granted to holders of GenCorp stock options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OMNOVA Solutions operates two business segments, Performance Chemicals and Decorative & Building Products. The Performance Chemicals segment manufactures a broad range of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textile and various other specialty chemical applications. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surface products including commercial wallcovering, coated fabrics, printed and solid color surface laminates, graphic arts and industrial films, and transfer printed products for furniture, transportation, cabinets, home furnishings, apparel, new construction and remodeling and other commercial applications, as well as membrane systems for commercial and industrial roofing.

     OMNOVA Solutions' sales are affected by numerous factors. In the Performance Chemicals segment, the key sales drivers are the ability to create custom polymer and specialty chemical solutions to enhance customer product performance; domestic demand for coated paper and carpeting; and trends in the textile and specialty chemical industries. In the Decorative & Building Products segment, commercial wallcovering and building systems' sales are driven by trends in refurbishment of commercial office buildings, hotels, hospitals and schools and, to a lesser degree, new construction cycles. Product design and styling are important product differentiators in the commercial wallcovering business. Sales trends in decorative laminates and coated fabrics are driven by both design and performance durability of the surface product. The Decorative & Building Products segment focuses on achieving sales growth by its ability to produce enhanced designs and styles and through technology in substrate and coating systems that provide enhanced stain and scratch resistance, along with improved durability to meet the needs of commercial and residential furniture customers, as well as customers in transportation upholstery and demountable office systems. OMNOVA Solutions is subject to changes in its operating costs arising from volatility in the price of several key raw materials including polyvinyl chloride resins, styrene and butadiene.

     OMNOVA Solutions' annual sales have grown from $525.6 million in 1995 to $767.4 million in 1999. During the same period, OMNOVA Solutions' segment operating profit increased from $42.3 million to $82.6 million in 1999. OMNOVA Solutions' revenue growth was due to both strategic acquisitions and growth in existing product lines. The significant growth in segment operating profit was due to acquisitions, operational improvement initiatives and aggressive cost containment.

     Recent strategic acquisitions of Performance Chemicals included the acquisition of The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility in 1998, which provided new manufacturing capacity, increased presence in the Southeastern U.S. and an expanded customer base; and the acquisition of Sequa Chemical's U.S. specialty chemicals business in 1998, which expanded existing emulsion polymer market positions and provided entry into new, related specialty chemical markets. In fiscal 1999, Performance Chemicals acquired PolymerLatex's U.S. acrylics business in Fitchburg, Massachusetts which strengthened and diversified markets in acrylic emulsions and other specialty chemicals; and Morton International's global polymer floor care business, which provided a complementary product line and new customer base.

     Recent strategic acquisitions of Decorative & Building Products included the purchase of Printworld in 1997, which added paper laminates to its vinyl laminate portfolio and provided entry into the transfer printing market for home furnishings and apparel; and the 1998 acquisition of Walker Greenbank's U.K.-based commercial wallcovering business which provided a manufacturing plant, distribution business and numerous sales offices throughout Europe to serve as a platform from which to market other decorative and building products. In 1999, Decorative & Building Products continued its globalization efforts with the formation of a strategic joint venture with Thailand-based Charoen Pokphand Group. The joint venture, which included two manufacturing plants, is focused on serving the coated fabrics and decorative laminates markets in the Asia-Pacific region, providing expanded product lines to North America and Europe and serving as a platform for future growth in the region. Also during 1998, Decorative & Building Products sold its residential wallcovering business.

RESULTS OF OPERATIONS FISCAL 1999 COMPARED TO FISCAL 1998

     Net sales for the Company in 1999 increased 23 percent to $767.4 million compared to $624.2 million in fiscal 1998. Sales increased in both Decorative & Building Products and Performance Chemicals, primarily from sales attributable to acquisitions. Total segment operating profit decreased 5 percent to $82.6 million for fiscal 1999 versus $86.5 million in fiscal 1998. Operating margins decreased to 10.8 percent in fiscal 1999 compared to 13.9 percent in fiscal 1998, due primarily to lower average unit selling prices across certain Performance Chemicals product lines, and significant levels of raw material inflation that occurred in the second half of fiscal 1999.

     Net sales for Decorative & Building Products increased for fiscal 1999 by 11 percent to $443.5 million compared to $398.6 million in fiscal 1998. The increase was mainly related to the European wallcovering acquisition, GenFlex(TM) roofing systems and the coated fabrics businesses. Segment operating profit stayed the same during fiscal 1999 at $51.4 million versus $51.5 million in fiscal 1998 excluding unusual items. Segment operating margins declined to
11.6 percent for fiscal 1999 versus 12.9 percent for fiscal 1998. The decline was primarily due to significant increases in key raw materials, unfavorable product mix including lower commercial wallcovering volumes and costs associated with compliance of newly enacted federal environmental standards.

     Net sales for Performance Chemicals increased in fiscal 1999 by 44 percent to $323.9 million compared to $225.6 million in fiscal 1998. The increase in sales was attributable to the acquisition activity. Excluding the effect of acquired businesses, volume was flat compared to 1998 while pricing was down. Segment operating profit decreased to $31.2 million for fiscal 1999 versus $35.0 million in fiscal 1998. Segment operating margins declined to 9.6 percent in fiscal 1999 versus 15.5 percent in fiscal 1998. The decline was primarily due to lower pricing, increased raw material prices and integration costs related to acquisition activity in the latter half of 1998.

     During fiscal 1999, Performance Chemicals completed the $7.6 million acquisition of Morton International's global latex floor care business, adding a complementary product line and new customer base, and expanding its presence in Europe and the Far East. Also during the first half of 1999, Performance Chemicals acquired the U.S. acrylic emulsion polymers business of PolymerLatex located in Fitchburg, Massachusetts for $8.8 million. This acquisition strengthened and diversified markets in acrylic emulsions and other specialty chemicals.

     Also during fiscal 1999, Performance Chemicals announced that it had completed a strategic alliance agreement with Germany-based PolymerLatex (a joint venture between Bayer AG and Degussa-Huls AG) to serve the needs of OMNOVA Solutions' global paper customers.

     Interest expense allocated from GenCorp increased to $16.2 million in fiscal 1999 compared to $7.9 million in fiscal 1998. The increase in interest expense related to the increase in GenCorp's debt from November 30, 1998 to September 30, 1999 due primarily to acquisitions made for the OMNOVA Solutions businesses in 1998.

     In 1999, the Company recognized unusual income of $1.1 million. Unusual items included charges related to Decorative & Building Products of $3.9 million and Performance Chemicals of $0.5 million, offset by unusual income of $5.5 million related primarily to the gain recognized on the sale of the corporate jet.

     Decorative & Building Products' unusual expense of $3.9 million included charges of $2.8 million related to a restructuring of one of its businesses which is expected to be completed during the first half of fiscal 2000 and $1.1 million primarily associated with the write-off of obsolete equipment and other assets. Performance

Chemicals' unusual expense relates to the anticipated settlement of an asserted claim with one of the Company's vendors.

     During the fourth quarter of 1999, the Company recognized $2.2 million of spin-off costs which primarily related to the new corporate identity program, retention bonuses for key executives and certain franchise and property taxes associated with the spin-off.

     In 1998, the Company's Decorative & Building Products segment recognized unusual expense of $3.4 million related to exiting the residential wallcovering business. This business was sold to Blue Mountain Wallcoverings, Inc. for approximately $9.0 million on December 14, 1998. Assets disposed of consisted of equipment and inventory with carrying amounts of $7.9 million and $1.9 million, respectively. Trademarks and sample books totaling $2.1 million were written off since they no longer had a use and severance costs of $0.5 million were accrued. The severance costs related to termination benefits which were paid to employees in 1999.

RESULTS OF OPERATIONS FISCAL 1998 COMPARED TO 1997

     Total sales for the Company increased $75.9 million, or 14 percent, to $624.2 million in 1998 from $548.3 million in 1997. Total segment operating profit, excluding unusual items, in 1998 increased $20.4 million, or 31 percent to $86.5 million in 1998 from $66.1 million in 1997. Net income was $42.6 million in 1998 compared to $34.3 million in 1997, a 24 percent increase.

     Decorative & Building Products' sales increased $30.9 million, or 8 percent, to $398.6 million in 1998 from $367.7 million in 1997. The increase was primarily attributable to sales related to the commercial wallcovering business acquired in 1998 and higher sales in the building systems, decorative laminates and coated fabrics businesses. Segment operating profit increased by $7.3 million, or 17 percent, to $51.5 million in 1998 from $44.2 million in 1997. Segment operating profit margins for this segment increased to 12.9 percent in 1998 from 12.0 percent in 1997. These increases were related to the European wallcovering acquisition and the strong performance of building systems, decorative laminates and heat transfer product lines.

     Sales for Performance Chemicals increased $45.0 million, or 25 percent, to $225.6 million in 1998 from $180.6 million in 1997. The increase was attributable to acquisitions and volume growth in the existing product lines, partially offset by a modest decline in pricing. Segment operating profit for Performance Chemicals increased by $13.1 million, or 60 percent, to $35.0 million in 1998 from $21.9 million in 1997. The increase was also attributable to the acquisitions and volume growth in the existing product lines. Operating profit margins for Performance Chemicals increased to 15.5 percent in 1998 from
12.1 percent in 1997, resulting primarily from lower raw material pricing in 1998.

     Interest expense allocated from GenCorp increased to $7.9 million in 1998 compared to $3.7 million in 1997. The increase in interest expense related to the increase in GenCorp's debt during fiscal 1998 due primarily to the fiscal 1998 acquisitions.

     As compared to 1998, other (income) expense was favorably impacted in fiscal 1997 by the reimbursement of expenses related to an environmental settlement. OMNOVA Solutions recognized unusual expense of $3.4 million in 1998 related to exiting the residential wallcovering business.

FINANCIAL RESOURCES AND CAPITAL SPENDING

     Cash flow provided by operating activities for fiscal 1999 was $35.0 million compared to $52.9 million in 1998 and $55.1 million in 1997. Working capital requirements for OMNOVA Solutions have remained relatively constant from year-to-year.

     In fiscal 1999, $29.0 million was used for investing activities, including the acquisitions of the global latex floor care business of Morton International Inc. for $7.6 million and the U.S. acrylic emulsion polymers business of PolymerLatex for $8.8 million, consisting of cash of $3.3 million and a note for $5.5 million, the investment of $2.6 million in the newly formed joint venture company, CPPC Decorative Products Co., Ltd., and capital expenditures of $35.0 million, offset by proceeds of $19.5 million from the sale of the residential wallcovering business and the corporate jet. In fiscal 1998, $312.4 million was used for investing activities including $294.4 million for acquisitions and capital expenditures of $18.0 million. The acquisitions included Sequa Corporation's specialty chemicals unit for $108.0 million, Walker Greenbank's commercial wallcovering business for $112.6 million and The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility for $73.8 million. This is compared to $57.4 million used for investing activities in fiscal 1997, which included the acquisition of Technographics, Inc.'s Printworld business for $46.5 million and capital expenditures of $10.9 million.

     Cash flow provided by financing activities in fiscal 1999 was $1.0 million compared to $263.0 million in 1998 and $2.3 million in 1997. The increase in net transactions with GenCorp during fiscal 1998 was primarily due to cash required by OMNOVA Solutions for its fiscal 1998 acquisitions.

     Capital expenditures were made and are planned principally for capacity expansion and asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures totaled $35.0 million for fiscal 1999, $18.0 million in 1998 and $10.9 million in 1997. OMNOVA Solutions' total capital expenditures in 1999 increased significantly due to $10 million of equipment upgrades and additions in Decorative & Building Products; $8 million for Performance Chemicals' capacity expansion and renovation of its pilot plant; and $12 million for improvements to recently acquired businesses. The Company plans to fund substantially all of its capital expenditures from cash flow from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its new credit facility.

     On September 30, 1999, OMNOVA Solutions entered into a five-year unsecured $300 million revolving credit facility (Facility). OMNOVA Solutions pays a variable commitment fee, which is currently .30 of one percent, on the unused balance. Interest rates will be variable, primarily based on LIBOR, and were at an average rate of 6.9 percent at November 30, 1999. The Facility contains various debt, dividend and investment restrictions and provisions requiring maintenance of an earnings before interest, taxes, depreciation and amortization to interest coverage (EBITDA/Interest Expense) ratio of 3.50 to 1.00 and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratio of 3.25 to 1.00. The Facility was utilized to fund a $200 million dividend paid to GenCorp at the time of the spin-off and will also be available for future working capital, capital expenditures and acquisition needs.

     Based upon current and anticipated levels of operations and plans for integrating recent acquisitions, the Company believes that its cash flow from operations, combined with borrowings that will be available under the Facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next 12 months. Substantially all of the debt of the Company bears interest at variable rates; therefore, its liquidity and financial condition is and will continue to be affected by changes in prevailing interest rates.

STOCK REPURCHASE PLAN

     On November 29, 1999, OMNOVA Solutions announced that its Board of Directors authorized the purchase from time to time of up to $25 million of OMNOVA Solutions' common stock. The stock repurchases may be made over a period of up to 18 months, principally through open market transactions or in privately-negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice.

ENVIRONMENTAL MATTERS

     OMNOVA Solutions' policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions' Consolidated Balance Sheet as of November 30, 1999 reflects environmental reserves of $1.2 million.

     Capital expenditures for projects related to the environment were $2.1 million in 1999, $1.0 million in 1998 and $0.5 million in 1997. OMNOVA Solutions currently forecasts that capital expenditures for environmental projects will approximate $4.1 million in fiscal 2000. During 1999, noncapital expenditures for environmental compliance and protection totaled $5.2 million all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar noncapital expenditures were $3.9 million and $2.8 million in each of 1998 and 1997, respectively. It is presently expected that noncapital environmental expenditures for the next several years will be consistent with historical expenditure levels.

     Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect future results of operations, liquidity, capital resources or the consolidated financial condition of OMNOVA Solutions.

INFORMATION SYSTEMS AND THE YEAR 2000

     The Company completed a comprehensive project to upgrade its information, technology and manufacturing and facilities computer hardware and software programs to address the Year 2000 issue. The project consisted of an iterative process of remediating, testing and implementing new software as required. The Company spent approximately $4.5 million on the project and funded it through operating cash flows. The Company was also in contact with each of its major customers and vendors to make sure that they were also Year 2000 compliant. Based upon currently available information and considering the Company's diversified business base, decentralized systems and Year 2000 efforts, management believes that the most reasonably likely worst case scenario from a Year 2000 failure would result in a minor short-term business interruption. The Company has not yet experienced any material Year 2000 problems.

ADOPTION OF THE EURO

     Management believes that the adoption of the Euro by the European Economic Community will not have a material impact on the Company's international businesses. The Company's foreign operations currently are small and each operation conducts the majority of its business in a single currency with minimal price variations between countries.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal year 2001. Because of OMNOVA Solutions' minimal use of derivatives, management does not anticipate that the adoption of this Statement will have a significant effect on earnings or the financial position of OMNOVA Solutions.

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 is effective for OMNOVA Solutions beginning on December 1, 1999, and requires that start-up costs capitalized prior to December 1, 1999 be written off and any future start-up costs to be expensed as incurred. OMNOVA Solutions has no capitalized start-up costs; therefore, the adoption of SOP 98-5 will not have an effect on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. These discussions and any other discussions contained in this Form 10-K, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties; in particular, this pertains to management's comments on financial resources and capital spending. The outcomes of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions. In addition to certain contingency matters and their respective cautionary statements discussed elsewhere in this Form 10-K, the Forward-Looking Statements section of this Management's Discussion and Analysis indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     OMNOVA Solutions is exposed to market risk from changes in interest rates on long-term debt obligations. OMNOVA Solutions' policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, OMNOVA Solutions does not use derivative financial instruments to manage its interest rate risk. Substantially all of OMNOVA Solutions' long-term debt of $190.0 million that was in place after the spin-off will mature in the year 2004 and will be variable. The average variable interest rate applicable to this debt was 6.9 percent as of November 30, 1999. OMNOVA Solutions' long-term debt under this debt agreement bears interest at market rates and therefore, any carrying value would approximate fair value.

     Although OMNOVA Solutions conducts business in foreign countries, international operations were not material to OMNOVA Solutions' consolidated financial position, results of operations or cash flows as of November 30, 1999. Additionally, foreign currency transaction gains and losses were not material to OMNOVA Solutions' results of operations for the year ended November 30, 1999. While international operations have not been significant in the past, OMNOVA Solutions could be subject to material foreign currency exchange rate risk with respect to future operations and cash flows due to OMNOVA Solutions' acquisition of the European wallcovering business in late 1998. To date, OMNOVA Solutions has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. OMNOVA Solutions is evaluating the future use of these financial instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements listed under the heading "(a)(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or disagreements with the Company's independent auditors regarding accounting and financial disclosure matters during the two most recent fiscal years of the Company and GenCorp Inc., its former parent, or during any period subsequent to the date of the Company's most recent consolidated financial statements.

                              REPORT OF MANAGEMENT

TO THE SHAREHOLDERS OF OMNOVA SOLUTIONS INC.:

     Management of OMNOVA Solutions Inc. is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. These financial statements were prepared in accordance with generally accepted accounting principles and fairly represent the transactions and financial condition of the Company in all material respects. The financial statements include amounts that are based on management's best estimates and judgments. The Company's financial statements have been audited by Ernst & Young LLP, independent auditors selected by the Board of Directors and approved by the shareholders. Management has made available to Ernst & Young LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

     Management of the Company has established and maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management's authorization and the books and records accurately reflect the disposition of assets. The system of internal controls includes appropriate division of responsibility. The Company maintains an internal audit department that conducts an extensive program of internal audits and independently assesses the effectiveness of the internal controls.

     The Audit Committee is composed of directors who are not officers or employees of the Company. It meets regularly with members of management, the internal auditors and the independent auditors to discuss the adequacy of the Company's internal controls, financial statements and the nature, extent and results of the audit effort. Both the internal auditors and the independent auditors have free and direct access to the Audit Committee without the presence of management.

/s/ John B. Yasinsky
JOHN B. YASINSKY
Chairman and Chief Executive Officer

/s/ Michael E. Hicks
MICHAEL E. HICKS
Senior Vice President and Chief Financial Officer; Treasurer

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF OMNOVA SOLUTIONS INC.:

     We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of OMNOVA Solutions Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Akron, Ohio
January 13, 2000

                             OMNOVA SOLUTIONS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED NOVEMBER 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS,
                                                                EXCEPT PER-SHARE DATA)
NET SALES...................................................  $767.4    $624.2    $548.3
COSTS AND EXPENSES
Cost of products sold.......................................   503.8     406.8     368.8
Selling, general and administrative.........................   156.0     116.3     105.4
Depreciation and amortization...............................    30.7      21.5      16.0
Interest expense allocated from GenCorp.....................    16.2       7.9       3.7
Interest expense after spin-off.............................     2.4        --        --
Other (income) expense, net.................................    (1.3)     (2.1)     (2.6)
Unusual items...............................................    (1.1)      3.4        --
Spin-off related costs......................................     2.2        --        --
                                                              ------    ------    ------
                                                               708.9     553.8     491.3
                                                              ------    ------    ------
INCOME BEFORE INCOME TAXES..................................    58.5      70.4      57.0
Income taxes................................................    24.1      27.8      22.7
                                                              ------    ------    ------
     NET INCOME.............................................  $ 34.4    $ 42.6    $ 34.3
                                                              ======    ======    ======
EARNINGS PER SHARE OF COMMON STOCK
Basic.......................................................  $  .82    $ 1.03    $  .93
Diluted.....................................................  $  .82    $ 1.01    $  .91

                See notes to consolidated financial statements.

                             OMNOVA SOLUTIONS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   NOVEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents...................................   $ 10.5       $  3.5
Accounts receivable, net....................................    122.0        102.0
Inventories.................................................     68.4         56.6
Deferred income taxes.......................................     11.6          9.1
Prepaid expenses and other..................................      9.3          2.3
                                                               ------       ------
     TOTAL CURRENT ASSETS...................................    221.8        173.5
Property, plant and equipment, net..........................    212.0        192.7
Goodwill, net...............................................    158.4        155.0
Patents and other intangible assets, net....................     78.4         75.7
Prepaid pension.............................................     41.4           --
Other assets................................................     10.5          5.8
                                                               ------       ------
     TOTAL ASSETS...........................................   $722.5       $602.7
                                                               ======       ======
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
Notes payable...............................................   $ 10.5       $   --
Accounts payable............................................     82.9         72.5
Accrued payroll and personal property taxes.................     16.7         12.9
Other current liabilities...................................     20.3          3.9
                                                               ------       ------
     TOTAL CURRENT LIABILITIES..............................    130.4         89.3
Long-term debt..............................................    190.0           --
Postretirement benefits other than pensions.................     51.7           --
Deferred income taxes.......................................     16.3         16.5
Other liabilities...........................................     19.4          8.8
SHAREHOLDERS' EQUITY
Divisional equity...........................................       --        488.1
Preference stock -- $1.00 par value; 15.0 million shares
  authorized; none outstanding..............................       --           --
Common stock -- $.10 par value; 135.0 million shares
  authorized; 41.8 million shares outstanding...............      4.2           --
Additional contributed capital..............................    308.5           --
Retained earnings...........................................      1.8           --
Accumulated other comprehensive income......................       .2           --
                                                               ------       ------
     TOTAL SHAREHOLDERS' EQUITY.............................    314.7        488.1
                                                               ------       ------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............   $722.5       $602.7
                                                               ======       ======

                See notes to consolidated financial statements.

                             OMNOVA SOLUTIONS INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 YEARS ENDED NOVEMBER 30,
                                                                --------------------------
                                                                 1999      1998      1997
                                                                ------    ------    ------
                                                                  (DOLLARS IN MILLIONS)
DIVISIONAL EQUITY
Balance at beginning of period..............................    $488.1    $181.9    $145.3
Activity to date of spin-off:
  Net income................................................      30.5      42.6      34.3
  Foreign currency translation adjustment...................      (1.7)       .8        --
  Net transactions with GenCorp.............................      (5.9)    262.8       2.3
  Net assets transferred at spin-off........................    (511.0)       --        --
                                                                ------    ------    ------
Balance at end of period....................................    $   --    $488.1    $181.9
                                                                ======    ======    ======
COMMON STOCK
Balance at beginning of period..............................    $   --    $   --    $   --
Issuance of 41.8 million shares at spin-off.................       4.2        --        --
                                                                ------    ------    ------
Balance at end of period....................................    $  4.2    $   --    $   --
                                                                ======    ======    ======
ADDITIONAL CONTRIBUTED CAPITAL
Balance at beginning of period..............................    $   --    $   --    $   --
Contributed capital transferred at spin-off.................     508.5        --        --
Dividend paid to GenCorp....................................    (200.0)       --        --
                                                                ------    ------    ------
Balance at end of period....................................    $308.5    $   --    $   --
                                                                ======    ======    ======
RETAINED EARNINGS
Balance at beginning of period..............................    $   --    $   --    $   --
Net income from date of spin-off through November 30,
  1999......................................................       3.9        --        --
Cash dividends -- $.05 per share............................      (2.1)       --        --
                                                                ------    ------    ------
Balance at end of period....................................    $  1.8    $   --    $   --
                                                                ======    ======    ======
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period..............................    $   --    $   --    $   --
Accumulated currency adjustments............................        .4        --        --
Minimum pension liability adjustments.......................       (.2)       --        --
                                                                ------    ------    ------
Balance at end of period....................................    $   .2    $   --    $   --
                                                                ======    ======    ======
     TOTAL SHAREHOLDERS' EQUITY.............................    $314.7    $488.1    $181.9
                                                                ======    ======    ======
COMPREHENSIVE INCOME
Net income..................................................    $ 34.4    $ 42.6    $ 34.3
Other comprehensive income (loss):
  Foreign currency translation adjustment...................       (.4)       .8        --
  Minimum pension liability.................................       (.2)       --        --
                                                                ------    ------    ------
     TOTAL COMPREHENSIVE INCOME.............................    $ 33.8    $ 43.4    $ 34.3
                                                                ======    ======    ======

                See notes to consolidated financial statements.

                             OMNOVA SOLUTIONS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED NOVEMBER 30,
                                                              -------------------------
                                                               1999      1998     1997
                                                              ------    ------    -----
                                                                (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $ 34.4    $ 42.6    $34.3
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Unusual items..........................................     4.1       3.4       --
     Gain on sale of fixed assets...........................    (5.2)       --       --
     Depreciation...........................................    23.2      18.0     15.0
     Amortization...........................................     7.5       3.5      1.0
     Deferred income taxes..................................    (2.7)      1.0      (.5)
     Changes in operating assets and liabilities net of
      effects of acquisitions and dispositions of
      businesses:
       Accounts receivable..................................   (20.0)     (7.3)    (1.9)
       Inventories..........................................   (10.2)      1.6      3.3
       Other current assets.................................    (7.0)      (.2)      --
       Current liabilities..................................    17.0      (6.8)     5.3
       Other non-current assets.............................   (14.3)     (3.1)    (1.9)
       Other long-term liabilities..........................     8.2        .2       .5
                                                              ------    ------    -----
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........    35.0      52.9     55.1
INVESTING ACTIVITIES
Capital expenditures........................................   (35.0)    (18.0)   (10.9)
Proceeds from business and asset dispositions...............    19.5        --       --
Business acquisitions.......................................   (10.9)   (294.4)   (46.5)
Investment in joint venture.................................    (2.6)       --       --
                                                              ------    ------    -----
          NET CASH USED IN INVESTING ACTIVITIES.............   (29.0)   (312.4)   (57.4)
FINANCING ACTIVITIES
Net transactions with GenCorp prior to spin-off.............     7.9     262.8      2.3
Dividend paid to GenCorp....................................  (200.0)       --       --
Long-term debt proceeds.....................................   210.0        --       --
Repayment of debt obligations...............................   (20.0)       --       --
Short-term debt proceeds....................................     5.0        --       --
Dividends paid to shareholders..............................    (2.1)       --       --
Other financing activities..................................      .2        .2       --
                                                              ------    ------    -----
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........     1.0     263.0      2.3
                                                              ------    ------    -----
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     7.0       3.5       --
Cash and cash equivalents at beginning of period............     3.5        --       --
                                                              ------    ------    -----
          CASH AND CASH EQUIVALENTS AT END OF PERIOD........  $ 10.5    $  3.5    $  --
                                                              ======    ======    =====

                See notes to consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

     BASIS OF PRESENTATION -- OMNOVA Solutions Inc. (OMNOVA Solutions or the Company) develops, manufactures and markets emulsion polymers, specialty chemicals and decorative and building products for a variety of industrial, commercial and consumer markets. Prior to September 30, 1999, the OMNOVA Solutions businesses were operated as divisions of GenCorp Inc. (GenCorp). On September 30, 1999, GenCorp transferred to OMNOVA Solutions certain corporate assets and the assets related to these businesses and OMNOVA Solutions assumed liabilities related to the assets and businesses transferred and issued shares of common stock to GenCorp. On October 1, 1999, GenCorp distributed as a dividend to its shareholders one share of OMNOVA Solutions common stock for each share of GenCorp common stock held of record as of September 27, 1999 (the spin-off). As a result of the spin-off, OMNOVA Solutions became an independent, publicly held company and its operations ceased to be owned by GenCorp. GenCorp and OMNOVA Solutions have entered into a number of agreements with respect to the separation of the companies and to provide mechanisms for an orderly transition following the spin-off.

     PRE SPIN-OFF FINANCIAL INFORMATION -- Financial data included in the accompanying consolidated financial statements, for periods prior to the spin-off, were prepared on a combined basis; however, for financial statement reporting purposes, the financial statements for all periods presented are labeled as consolidated. They reflect an estimate of what the historical assets, liabilities and operations would have been if OMNOVA Solutions had been organized as a separate legal entity, owning certain net assets of GenCorp.

     The spin-off was accomplished through a Distribution Agreement which defined the assets that were contributed to OMNOVA Solutions and the liabilities that were assumed by OMNOVA Solutions along with a $200 million dividend payment to GenCorp which was financed through a new debt facility.

     GenCorp and OMNOVA Solutions also entered into an Agreement on Employee Matters that sets forth the manner in which assets and liabilities under employee benefit plans and other employment-related liabilities were divided between them. Certain assets and liabilities related to the plans have not been included in the accompanying Consolidated Balance Sheet at November 30, 1998. Items excluded were comprised principally of assets and liabilities for defined benefit pension plans as well as additional obligations for health care and other postretirement benefits that OMNOVA Solutions assumed for substantially all of its active and retired U.S. employees.

     The final determination of the assets contributed to OMNOVA Solutions and the liabilities assumed by OMNOVA Solutions was made pursuant to the agreements entered into between GenCorp and OMNOVA Solutions in connection with the spin-off. As of the date of the spin-off, a net asset transfer of $511.0 million to OMNOVA Solutions was affected directly through the "Divisional Equity" account in the Consolidated Balance Sheet.

     Prior to the spin-off, GenCorp provided certain general and administrative services to OMNOVA Solutions including administration, finance, legal, treasury, information systems and human resources. The cost for these services was allocated to OMNOVA Solutions by GenCorp based upon a formula that included sales, gross payroll and average invested capital. Management of the Company believes that the allocation of costs for these services was reasonable. These allocations were $9.5 million, $12.1 million, and $13.1 million in 1999, 1998 and 1997, respectively. Since the spin-off, OMNOVA Solutions has been required to perform these general and administrative services using its own resources or purchased services and has been responsible for the costs and expenses associated with the management of a public company. For the two month period ended November 30, 1999, these costs were $3.7 million. OMNOVA Solutions' management estimates that the costs of such general and administrative expenses on a stand-alone basis would have been approximately $22.5 million and $22.0 million in 1999 and 1998, respectively.

     As described in Note L, prior to the spin-off, OMNOVA Solutions' employees and retirees participated in various GenCorp pension, health care, savings and other benefit plans. The net expenses related to these plans were included in the OMNOVA Solutions consolidated financial statements generally based on historical pension asset allocations and actuarial analyses for pension and retiree health care obligations and based on actual costs for active health care, savings and other benefit plans.

     GenCorp used a centralized approach to cash management and financing for its domestic operations. As a result, cash and cash equivalents and debt were not allocated to OMNOVA Solutions' domestic operations in the historical financial statements. The cash and cash equivalents included in the Consolidated Balance Sheets related to OMNOVA Solutions' foreign operations. Prior to the spin-off, OMNOVA Solutions generally had no borrowings except amounts due to GenCorp. Interest expense for periods prior to the spin-off was allocated to OMNOVA Solutions in the consolidated financial statements to reflect OMNOVA Solutions' pro rata share of the financing structure of GenCorp. The allocation in the consolidated financial statements was based upon the percentage relationship between the average net assets employed in OMNOVA Solutions' operations and GenCorp's overall average net assets.

     The allocation methodology followed in preparing the consolidated financial statements for periods prior to the spin-off may not necessarily reflect the results of operations, cash flows, or financial position of OMNOVA Solutions in the future, or what the results would have been had OMNOVA Solutions been a separate, stand-alone public entity for all periods presented.

     POST SPIN-OFF FINANCIAL INFORMATION -- Financial data included in the accompanying consolidated financial statements, for periods subsequent to the spin-off, have been prepared on a basis that reflects the historical value of the assets, liabilities, and operations of the businesses that were contributed to OMNOVA Solutions by GenCorp in accordance with the distribution and employee benefits and compensation allocation agreements described in the preceding paragraphs.

     Included in the OMNOVA Solutions' accounts receivable balance at November 30, 1999 is a net amount of $10.7 million due from GenCorp.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION -- Subsequent to the spin-off, the consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Investments in 20 to 50 percent owned affiliates are accounted for using the equity method. Prior to the spin-off, the consolidated financial statements included the accounts of the businesses that comprise the Company when it was a division of GenCorp as described in Note A.

     REVENUE RECOGNITION -- Revenue from product sales is recognized when shipment to the customer has been made, which is when title passes. The Company estimates and records provisions for quantity rebates, sales returns, allowances and original warranties in the period the sale is recorded, based upon its experience.

     USE OF ESTIMATES -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     ENVIRONMENTAL COSTS -- The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from insurance carriers when the collection of such amounts is probable.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's cash equivalents bear interest at market rates and therefore their carrying values approximate their fair values.

     INVENTORIES -- Inventories are stated at the lower of cost or market, primarily using the last-in, first-out method.

     LONG-LIVED ASSETS -- Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally using the straight-line method. Depreciable lives on buildings and improvements and machinery and equipment range from 10 to 40 years and 3 to 20 years, respectively.

     Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired and is amortized on a straight-line basis over periods ranging from 30 to 40 years. Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at their estimated fair value. Identifiable intangible assets are amortized over their estimated useful lives using the straight-line method over periods ranging from 3 to 15 years. Accumulated amortization of goodwill and identifiable intangible assets at November 30, 1999 and 1998 was $12.2 million and $4.7 million, respectively.

     Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time. Measurement of impairment may be based upon appraisal, market value of similar assets, or discounted cash flows.

     FOREIGN CURRENCY TRANSLATION -- The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at the weighted average exchange rates prevailing during the year. The resulting translation gains and losses on assets and liabilities are charged or credited directly to shareholders' equity, and are not included in net income until realized through sale or liquidation of the investment.

     INCOME TAXES -- Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

NOTE C -- UNUSUAL ITEMS AND SPIN-OFF RELATED COSTS

     In 1999, the Company recognized unusual income of $1.1 million. Unusual items included charges related to Decorative & Building Products of $3.9 million and Performance Chemicals of $0.5 million, offset by unusual income of $5.5 million related primarily to the gain recognized on the sale of the corporate jet.

     Decorative & Building Products' unusual expense of $3.9 million included charges of $2.8 million related to a restructuring of one of its businesses which is expected to be completed during the first half of fiscal 2000 and $1.1 million primarily associated with the write-off of obsolete equipment and other assets. Performance Chemicals' unusual expense relates to the anticipated settlement of an asserted claim with one of the Company's vendors.

     During the fourth quarter of 1999, the Company recognized $2.2 million of spin-off costs which primarily related to the new corporate identity program, retention bonuses for key executives and certain franchise and property taxes associated with the spin-off.

     In 1998, the Company's Decorative & Building Products segment recognized unusual expense of $3.4 million related to exiting the residential wallcovering business. This business was sold to Blue Mountain Wallcoverings, Inc. for approximately $9.0 million on December 14, 1998. Assets disposed of consisted of equipment and inventory with carrying amounts of $7.9 million and $1.9 million, respectively. Trademarks and sample books totaling $2.1 million were written off since they no longer had a use and severance costs of $0.5 million were accrued. The severance costs related to termination benefits which were paid to employees in 1999.

NOTE D -- NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal year 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of this Statement will have a significant effect on earnings or the financial position of the Company.

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 is effective beginning on December 1, 1999, and requires that start-up costs capitalized prior to December 1, 1999 be written off and any future start-up costs to be expensed as incurred. The Company has no capitalized start-up costs; therefore the adoption of SOP 98-5 will not have an effect on the consolidated financial statements.

NOTE E -- ACQUISITIONS AND JOINT VENTURE

  ACQUISITIONS

     On April 27, 1999, the Company acquired the global latex floor care business of Morton International Inc. for $7.6 million. The preliminary purchase price allocation resulted in goodwill and other intangible assets of $6.9 million, which are being amortized over periods ranging from 5 to 40 years.

     On December 2, 1998, the Company acquired the U.S. acrylic emulsion polymers business of PolymerLatex, located in Fitchburg, Massachusetts, for $8.8 million, consisting of cash of $3.3 million and a note payable of $5.5 million due December 1, 1999. The purchase price allocation resulted in goodwill and other intangible assets of $2.3 million, which are being amortized over periods ranging from 5 to 40 years.

     On October 29, 1998, the Company acquired certain net assets of Sequa Chemicals, the specialty chemicals unit of Sequa Corporation, for $108.0 million in cash. This acquisition provided technology, customers and increased capacity for an array of emulsion polymers and polymer hybrids including acrylics and vinyl acetate. The acquisition resulted in goodwill and other intangible assets of approximately $61.2 million which are being amortized over periods ranging from 5 to 40 years.

     On August 14, 1998, the Company acquired the commercial wallcovering business of Walker Greenbank PLC, which is based in the United Kingdom, for $112.6 million in cash. The acquisition resulted in goodwill and other intangible assets of approximately $80.6 million which are being amortized over periods ranging from 5 to 40 years.

     On March 1, 1998, the Company acquired The Goodyear Tire & Rubber Company's Calhoun, Georgia latex facility for an aggregate consideration of $78.0 million, of which $73.8 million was paid in cash and $4.2 million was paid through the retention of receivables. The acquisition resulted in goodwill and other intangible assets of $59.4 million which are being amortized over periods ranging from 3 to 40 years.

     On May 7, 1997, the Company acquired certain net assets of Printworld from Technographics, Inc. for $46.5 million in cash. The acquisition resulted in goodwill and other intangible assets of $31.7 million which are being amortized over periods ranging from 3 to 30 years.

     All of the above acquisitions were accounted for using the purchase method and were included in the results of operations of the Company from the respective dates of acquisition.

     The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the fiscal 1998 acquisitions had occurred at the beginning of fiscal 1997, with pro forma adjustments to reflect the amortization of goodwill and other intangible assets and interest expense on incurred debt together with the related income tax effects. The pro forma financial information is not necessarily indicative of the consolidated results of operations if the acquisitions had actually occurred at the beginning of fiscal 1997.

                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
NET SALES...................................................   $766.2       $748.0
                                                               ======       ======
NET INCOME..................................................   $ 49.6       $ 35.0
                                                               ======       ======

  JOINT VENTURE

     The Company formed a joint venture company with a subsidiary of Thailand-based Charoen Pokphand Group in 1999. The new company, CPPC Decorative Products Co., Ltd., will serve the decorative PVC film and fabric markets in the Asia-Pacific region and provide expanded product lines to North America and Europe. The Company's initial investment in this joint venture was $2.6 million and is being accounted for using the equity method.

NOTE F -- EARNINGS PER SHARE

     For periods ended prior to the spin-off, the number of weighted average shares outstanding and common share equivalents used in the earnings per share calculation equal GenCorp's corresponding outstanding shares for the applicable periods.

     A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

                                                                YEARS ENDED NOVEMBER 30,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                  (DOLLARS IN MILLIONS)
NUMERATOR
Numerator for basic earnings per share - income available to
  common shareholders.......................................  $  34.4    $  42.6    $  34.3
Effect of dilutive securities:
  8% convertible subordinated debentures....................       --         --        3.2
                                                              -------    -------    -------
Numerator for diluted earnings per share - income available
  to common shareholders after assumed conversions..........  $  34.4    $  42.6    $  37.5
                                                              =======    =======    =======

                                                                  (SHARES IN THOUSANDS)
DENOMINATOR
Denominator for basic earnings per share - weighted average
  shares outstanding........................................   41,733     41,468     37,023
Effect of dilutive securities:
  8% convertible subordinated debentures....................       --         --      3,855
  Employee stock options....................................      445        549        468
  Other.....................................................       --         16         16
                                                              -------    -------    -------
Dilutive potential common shares............................      445        565      4,339
                                                              -------    -------    -------
Denominator for diluted earnings per share - adjusted
  weighted average shares and assumed conversions...........   42,178     42,033     41,362
                                                              =======    =======    =======
EARNINGS PER SHARE OF COMMON STOCK
Basic Earnings Per Share....................................  $   .82    $  1.03    $   .93
                                                              =======    =======    =======
Diluted Earnings Per Share..................................  $   .82    $  1.01    $   .91
                                                              =======    =======    =======

NOTE G -- RESEARCH AND DEVELOPMENT EXPENSE

     Research and development (R&D) expenses were $10.3 million in 1999, $8.6 million in 1998 and $7.6 million in 1997. R&D expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes.

NOTE H -- INCOME TAXES

                                                               YEARS ENDED NOVEMBER 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
INCOME TAX PROVISION (BENEFIT)
CURRENT
U.S. federal................................................  $21.1     $21.6     $18.8
State and local.............................................    4.1       5.2       4.4
Foreign.....................................................    1.6        --        --
                                                              -----     -----     -----
                                                               26.8      26.8      23.2
DEFERRED
U.S. federal................................................   (2.1)      1.0       (.5)
State and local.............................................    (.6)       --        --
                                                              -----     -----     -----
                                                               (2.7)      1.0       (.5)
                                                              -----     -----     -----
     INCOME TAX PROVISION...................................  $24.1     $27.8     $22.7
                                                              =====     =====     =====
EFFECTIVE INCOME TAX RATE
Statutory federal income tax rate...........................   35.0%     35.0%     35.0%
State and local income taxes, net of federal income tax
  benefit...................................................    4.9       5.0       5.0
Other, net..................................................    1.3        --        --
                                                              -----     -----     -----
     EFFECTIVE INCOME TAX RATE..............................   41.2%     40.0%     40.0%
                                                              =====     =====     =====

                                                                         NOVEMBER 30,
                                                       ------------------------------------------------
                                                               1999                       1998
                                                       ---------------------      ---------------------
                                                       ASSETS    LIABILITIES      ASSETS    LIABILITIES
                                                       ------    -----------      ------    -----------
                                                                    (DOLLARS IN MILLIONS)
DEFERRED TAXES
Accrued estimated costs..............................  $11.6        $  --         $12.4        $  --
Depreciation.........................................     --         21.7            --         19.8
Pension..............................................     --         18.1            --           --
Other................................................    1.1           --            --           --
Postretirement employee benefits.....................   22.4           --            --           --
                                                       -----        -----         -----        -----
     DEFERRED TAXES                                    $35.1        $39.8         $12.4        $19.8
                                                       =====        =====         =====        =====

     Prior to the spin-off, the Company was included in the consolidated income tax returns filed by GenCorp and its subsidiaries in various U.S. and foreign jurisdictions. The tax provisions reflected in the consolidated financial statements for the periods prior to the spin-off were computed as if OMNOVA Solutions was a separate company. Under the provisions of the Tax Matters Agreement, GenCorp is generally responsible for all federal, state and local income taxes for all periods prior to October 1, 1999. Taxes currently payable and income tax payments were recorded directly by GenCorp and, as a result, amounts related to the Company are included in "Net transactions with GenCorp prior to spin-off" in the Consolidated Statements of Cash Flows. Taxes paid during the two month period following the spin-off were not significant.

NOTE I -- ACCOUNTS RECEIVABLE

     The Company's accounts receivable are generally unsecured and are not backed by collateral from its customers. No one customer represented more than 10 percent of the Company's net trade receivables. The allowance for doubtful accounts was $3.5 million and $3.6 million at November 30, 1999 and 1998, respectively. Write-offs of uncollectible accounts receivable totaled $0.3 million in fiscal 1999, $0.1 million during fiscal 1998 and $0.8 million during fiscal 1997. The provision for bad debts totaled $0.2 million in fiscal 1999, $0.7 million in 1998 and $0.9 million in 1997.

NOTE J -- INVENTORIES

                                                               NOVEMBER 30,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
                                                               (DOLLARS IN
                                                                MILLIONS)
Raw materials and supplies..................................  $31.1    $24.6
Work-in-process.............................................    5.9      5.0
Finished products...........................................   65.6     60.1
                                                              -----    -----
Approximate replacement cost of inventories.................  102.6     89.7
Reserves, primarily LIFO....................................  (34.2)   (33.1)
                                                              -----    -----
     INVENTORIES                                              $68.4    $56.6
                                                              =====    =====

     Inventories using the LIFO method represented 80 percent and 82 percent of total FIFO inventories at November 30, 1999 and 1998, respectively. The LIFO reserve was $25.7 million and $19.8 million at November 30, 1999 and 1998, respectively.

NOTE K -- PROPERTY, PLANT AND EQUIPMENT, NET

                                                                   NOVEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Land........................................................   $   9.7      $   7.0
Building and improvements...................................      89.5         70.9
Machinery and equipment.....................................     296.7        280.9
Construction in progress....................................      16.3         15.0
                                                               -------      -------
                                                                 412.2        373.8
Accumulated depreciation....................................    (200.2)      (181.1)
                                                               -------      -------
     PROPERTY, PLANT AND EQUIPMENT, NET                        $ 212.0      $ 192.7
                                                               =======      =======

NOTE L -- EMPLOYEE BENEFIT PLANS

POSTRETIREMENT BENEFITS -- PENSIONS

     Prior to the spin-off, the Company's employees participated in GenCorp's noncontributory pension plans. In conjunction with the spin-off, OMNOVA Solutions assumed pension liabilities and received related assets from those plans for its active employees and for certain former employees who left GenCorp in earlier years. OMNOVA Solutions' plans are substantially identical to GenCorp's plans. Pension benefits are based on the employee's years of service and/or compensation level. The pension plans are funded in accordance with OMNOVA Solutions' long-range projections of the plans' financial conditions. These projections take into account benefits earned and expected to be earned, anticipated returns on pension plan assets, and income tax and other regulations.

     The Company's net pension costs were $6.1 million in 1999 and consisted of $(0.5) million of net pension costs incurred subsequent to the spin-off and $6.6 million of cost allocations from GenCorp. OMNOVA Solutions' net pension cost allocations from GenCorp were $6.1 million and $5.3 million in 1998 and 1997, respectively. Separate calculations of the components of OMNOVA Solutions' net pension costs and the funded status of the plans prior to the spin-off are not available. Subsequent to the spin-off, the Company's net pension costs were $(0.5) million and its components were as follows:

                                                                (DOLLARS IN MILLIONS)
Service costs for benefits earned...........................            $  .8
Interest costs on benefit obligation........................              1.6
Assumed return on plan assets(1)............................             (2.8)
Amortization of unrecognized net gain.......................              (.1)
                                                                        -----
     TOTAL..................................................            $ (.5)
                                                                        =====

(1) Actual return on plan assets was $11 million for the two months ended November 30, 1999.

PLAN ASSETS AT FAIR VALUE...................................         $  219.9
Projected benefit obligation(1).............................           (140.6)
                                                                     --------
Excess of plan assets over projected benefit obligation.....             79.3
Less:
  Unrecognized transition amounts...........................              3.9
  Unrecognized prior service costs..........................             (7.4)
  Additional liability......................................              1.1
  Unrecognized net gain.....................................             40.3
                                                                     --------
     NET PENSION ASSET AT NOVEMBER 30, 1999(2)..............         $   41.4
                                                                     ========

(1) Included $2.9 million in 1999 for unfunded plans.

(2) Included $2.4 million in 1999 for unfunded plans.

     Plan assets consist principally of common stocks and U.S. government and corporate obligations. Contributions to these plans were neither required nor made in 1999 because OMNOVA Solutions' plans are adequately funded, using assumed returns.

     The significant actuarial assumptions used to estimate the projected benefit obligation for the Company's pension plans were as follows:

Discount rate...............................................            7.00%
Assumed long-term rate of return on plan assets.............            8.75%
Annual rates of salary increase.............................            4.50%
     (for plans that base benefits on final compensation
      level)

POSTRETIREMENT BENEFITS -- HEALTH CARE AND OTHER

     In connection with the spin-off, OMNOVA Solutions assumed retiree medical liabilities for its active employees and for certain former employees who left GenCorp in earlier years. The Company currently provides certain health care and life insurance benefits to most retired employees in the United States with varied coverage by employee groups. The health care plans generally provide for cost sharing in the form of employee contributions, deductibles and coinsurance between the Company and its retirees. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments. These postretirement benefits are unfunded and are accrued by the date the employee becomes eligible for the benefits.

     OMNOVA Solutions' postretirement benefit costs in 1999 were $3.3 million, which consisted of $0.6 million of postretirement benefit costs incurred subsequent to the spin-off and $2.7 million of cost allocations from GenCorp. OMNOVA Solutions' postretirement benefit cost allocations from GenCorp were $3.2 million in 1998 and $3.1 million in 1997. Separate calculations of the components of OMNOVA Solutions' total costs for postretirement benefits and the status of the plans prior to the spin-off are not available. Subsequent to the spin-off, the Company's postretirement benefit costs were $0.6 million, and its components were as follows:

                                                                (DOLLARS IN MILLIONS)
Service costs for benefits earned...........................           $    .1
Interest costs on benefit obligation........................                .6
Amortization of unrecognized prior service costs............               (.1)
                                                                       -------
          TOTAL.............................................           $    .6
                                                                       =======
ACCUMULATED BENEFIT OBLIGATION:
  Retirees..................................................           $  31.5
  Eligible active employees.................................               7.7
  Other active employees....................................              12.2
                                                                       -------
          TOTAL.............................................           $  51.4
  Unrecognized benefits from prior service..................               3.0
  Unrecognized subsequent net loss..........................               1.8
                                                                       -------
ACCRUED LIABILITY AT AUGUST 31, 1999........................           $  56.2
  Benefits paid from September 1, 1999 to November 30,
     1999...................................................               (.9)
                                                                       -------
ACCRUED LIABILITY AT NOVEMBER 30, 1999......................           $  55.3
  Current portion...........................................              (3.6)
                                                                       -------
  Long-term portion.........................................           $  51.7
                                                                       =======

     Postretirement benefit costs were determined using the following assumptions:

Discount rate...............................................              7%
Initial trend rate for health care costs....................              9%
Ultimate trend rate for health care costs...................              6%
Year reached................................................           2002

     Because most employer benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase/decrease the benefit obligation at November 30, 1999 and would have no effect on the aggregate of the service and interest components of net periodic cost.

     The Company participates in multi-employer defined contribution pension plans sponsored jointly by GenCorp and OMNOVA Solutions. Participation in these plans is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to these plans are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The costs of these plans for the Company were approximately $2.2 million in 1999 and $2.0 million in 1998 and 1997, respectively.

NOTE M -- LONG-TERM DEBT AND CREDIT LINES

     On September 30, 1999, the Company entered into a five-year unsecured $300 million revolving credit facility (Facility) which expires in September 2004. At November 30, 1999, the unused and available balance under this Facility was $110 million. The Company pays a variable commitment fee, which is currently .30 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 6.9 percent at November 30, 1999. The Facility contains various debt, dividend and investment restrictions and provisions requiring maintenance of an earnings before interest, taxes, depreciation and amortization to interest coverage (EBITDA/Interest Expense) ratio of 3.50 to 1.00 and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratio of 3.25 to 1.00. The Facility was utilized to fund a $200 million dividend paid to GenCorp at the time of the spin-off and will also be available for future working capital, capital expenditures and acquisition needs.

     At November 30, 1999, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $25.0 million, of which $5.0 million was outstanding. Interest rates for these lines of credit were variable and were at an average rate of 6.2 percent on November 30, 1999. Borrowings under such lines are payable on demand. The Company also had outstanding letters of credit totaling $0.7 million at November 30, 1999.

     Interest paid during the two month period following the spin-off was $1.8 million.

NOTE N -- LEASE COMMITMENTS

     The Company leases certain facilities, machinery and equipment and office buildings under long-term, noncancelable operating leases. The leases generally provide for renewal options ranging from five to ten years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $6.0 million in 1999, $3.8 million in 1998 and $2.9 million in 1997. Future minimum commitments at November 30, 1999 for existing operating leases were $12.2 million with annual amounts declining from $4.3 million in 2000 to $0.4 million in 2004. The Company's obligation for leases after 2004 is $0.7 million.

NOTE O -- CONTINGENCIES

     The Company is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect future results of operations, liquidity, capital resources or the consolidated financial condition of the Company.

NOTE P -- STOCK-BASED COMPENSATION PLANS

     OMNOVA Solutions' 1999 Equity and Performance Incentive Plan (the 1999
Plan) permits the Company to grant to officers, key employees and nonemployee directors of the Company, incentives directly linked to the price of OMNOVA Solutions' stock. The 1999 Plan authorizes up to 2.4 million shares of Company stock for grants of nonqualified stock options, stock appreciation rights, restricted stock awards, performance stock awards and deferred stock. Shares used may be either newly issued shares or treasury shares or both. All options granted under the 1999 Plan have been granted with the exercise price of the stock option equal to the fair market value of the Company's common stock on the grant date. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed ten years. As of November 30, 1999, approximately 2.3 million shares of Company common stock remained available for grants under the 1999 Plan.

     Stock options granted under the GenCorp 1993 and 1997 Stock Option Plans (GenCorp Options) to OMNOVA Solutions employees and GenCorp employees prior to the spin-off were partially converted into OMNOVA Solutions options and partially into GenCorp options with adjustments to preserve their value. The OMNOVA Solutions options which were issued pursuant to the conversion process were granted under the OMNOVA Solutions Inc. Option Adjustment Plan (the "Adjustment Plan"). The Adjustment Plan authorized up to 4.0 million shares of Company stock solely for the purpose of accomplishing the conversion described above. Shares used may be either newly issued shares or treasury shares or both.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Due to OMNOVA Solutions' limited period of operations subsequent to its spin-off from GenCorp, it is impractical to determine the compensation cost of stock options based on the fair value method prescribed by FASB Statement No. 123 "Accounting for Stock-Based Compensation".

     A summary of the Company's stock option activity, and related information for the period subsequent to the spin-off through November 30, 1999 is as follows:

                                                                                         WEIGHTED
                                                                     OPTIONS             AVERAGE
                                                             ------------------------    EXERCISE
                                                             EXERCISABLE      TOTAL       PRICE
                                                             -----------    ---------    --------
Outstanding at October 1, 1999.............................   2,623,352     4,033,748    $8.9215
Granted....................................................          --        50,000    $7.0000
Exercised..................................................      (3,000)       (3,000)   $6.6701
                                                              ---------     ---------
Outstanding at November 30, 1999...........................   2,620,352     4,080,748
                                                              =========     =========

     The following table summarizes the range of exercise prices and weighted-average exercise prices for options outstanding and exercisable at November 30, 1999 under the Company's stock option plans:

                                                                              WEIGHTED
                                                                 WEIGHTED      AVERAGE                     WEIGHTED
                                                                 AVERAGE      REMAINING                    AVERAGE
                                                  OUTSTANDING    EXERCISE    CONTRACTUAL    EXERCISABLE    EXERCISE
                       RANGE OF EXERCISE PRICE      OPTIONS       PRICE      LIFE (YRS)       OPTIONS       PRICE
                       -----------------------    -----------    --------    -----------    -----------    --------
                         $ 5.0764 -  $5.7493         463,374     $ 5.2947        5.8           463,374     $ 5.2947
                         $ 5.7494 -  $7.1867         590,464     $ 6.3620        5.4           540,464     $ 6.3030
                         $ 7.1868 -  $8.6240       1,451,410     $ 8.1999        8.0           685,035     $ 7.9629
                         $ 8.6241 - $10.0613         722,043     $ 8.9971        7.3           512,032     $ 8.9924
                         $10.0614 - $11.4986          97,701     $10.7591        8.6            43,611     $10.5954
                         $11.4987 - $12.9360          57,846     $12.4329        8.2            41,003     $12.5780
                         $12.9361 - $14.3733         697,910     $14.2317        8.3           334,833     $14.2244
                                                   ---------                                 ---------
TOTAL................                              4,080,748                                 2,620,352
                                                   =========                                 =========

NOTE Q -- COMMON STOCK

     At November 30, 1999, 6,422,948 shares of $.10 par value common stock were reserved for future issuance for discretionary payments of the Company's portion of Retirement Savings Plan contributions, exercise of options and payments of awards under stock-based compensation plans.

NOTE R -- BUSINESS SEGMENT INFORMATION

     In 1999, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates two business segments, Performance Chemicals and Decorative & Building Products. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations. The Performance Chemicals segment manufactures a broad range of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textile and various other specialty chemical applications. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surface products including commercial wallcovering, coated fabrics, printed and solid color surface laminates, graphic arts and industrial films, and transfer printed products for furniture, transportation, cabinets, home furnishings, apparel, new construction and remodeling and other commercial applications, as well as membrane systems for commercial and industrial roofing.

     Segment operating profit represents net sales less applicable costs and expenses relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual items, interest expense and income taxes. No one customer accounts for 10 percent of consolidated sales.

                                                               1999      1998      1997
                                                              ------    ------    ------
                BUSINESS SEGMENT INFORMATION                    (DOLLARS IN MILLIONS)
NET SALES
Decorative & Building Products..............................  $443.5    $398.6    $367.7
Performance Chemicals.......................................   323.9     225.6     180.6
                                                              ------    ------    ------
                                                              $767.4    $624.2    $548.3
                                                              ======    ======    ======
INCOME
Decorative & Building Products..............................  $ 51.4    $ 51.5    $ 44.2
Performance Chemicals.......................................    31.2      35.0      21.9
                                                              ------    ------    ------
SEGMENT OPERATING PROFIT....................................    82.6      86.5      66.1
Interest expense allocated from GenCorp.....................   (16.2)     (7.9)     (3.7)
Interest expense after spin-off.............................    (2.4)       --        --
Corporate other income (expense)............................     (.5)      (.2)      (.3)
Corporate expenses..........................................    (3.9)     (4.6)     (5.1)
Unusual items...............................................     1.1      (3.4)       --
Spin-off related costs......................................    (2.2)       --        --
                                                              ------    ------    ------
INCOME BEFORE INCOME TAXES..................................  $ 58.5    $ 70.4    $ 57.0
                                                              ======    ======    ======
TOTAL ASSETS
Decorative & Building Products..............................  $323.1    $313.0    $186.4
Performance Chemicals.......................................   319.2     289.7      90.7
Corporate...................................................    80.2        --        --
                                                              ------    ------    ------
                                                              $722.5    $602.7    $277.1
                                                              ======    ======    ======
CAPITAL EXPENDITURES
Decorative & Building Products..............................  $ 20.7    $ 13.0    $  5.3
Performance Chemicals.......................................    14.0       5.0       5.6
Corporate...................................................      .3        --        --
                                                              ------    ------    ------
                                                              $ 35.0    $ 18.0    $ 10.9
                                                              ======    ======    ======
DEPRECIATION AND AMORTIZATION
Decorative & Building Products..............................  $ 15.6    $ 13.4    $ 11.0
Performance Chemicals.......................................    14.8       8.0       5.0
Corporate...................................................      .3        .1        --
                                                              ------    ------    ------
                                                              $ 30.7    $ 21.5    $ 16.0
                                                              ======    ======    ======

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area.

                                                               1999      1998      1997
                                                              ------    ------    ------
                   GEOGRAPHIC INFORMATION                       (DOLLARS IN MILLIONS)
NET SALES
Europe......................................................  $ 68.7    $ 14.7    $   --
United States...............................................   654.3     572.0     512.4
United States export sales..................................    44.4      37.5      35.9
                                                              ------    ------    ------
                                                              $767.4    $624.2    $548.3
                                                              ======    ======    ======
SEGMENT OPERATING PROFIT
Europe......................................................  $  7.2    $  1.9    $   --
United States...............................................    75.4      84.6      66.1
                                                              ------    ------    ------
                                                              $ 82.6    $ 86.5    $ 66.1
                                                              ======    ======    ======
TOTAL ASSETS
Europe......................................................  $139.1    $128.6    $   --
United States...............................................   503.3     474.1     277.1
Corporate...................................................    80.1        --        --
                                                              ------    ------    ------
                                                              $722.5    $602.7    $277.1
                                                              ======    ======    ======
LONG-LIVED ASSETS
Europe......................................................  $100.3    $100.4    $   --
United States...............................................   340.2     323.0     156.7
Corporate...................................................     8.3        --        --
                                                              ------    ------    ------
                                                              $448.8    $423.4    $156.7
                                                              ======    ======    ======

                             OMNOVA SOLUTIONS INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                -----------------------------------------------------
                                                FEBRUARY 28,    MAY 31,    AUGUST 31,    NOVEMBER 30,
                                                ------------    -------    ----------    ------------
                                                   (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
1999
Net sales.....................................     $171.2       $195.9       $202.9         $197.4
                                                   ------       ------       ------         ------
Segment operating profit......................     $ 17.3       $ 24.0       $ 22.1         $ 19.2
                                                   ------       ------       ------         ------
Income before income taxes....................     $ 11.3       $ 17.9       $ 16.9         $ 12.4
                                                   ------       ------       ------         ------
NET INCOME....................................     $  6.8       $ 10.7       $ 10.1         $  6.8
                                                   ------       ------       ------         ------
-----------------------------------------------------------------------------------------------------

Earnings per share of common stock(1)
  Basic.......................................     $  .16       $  .26       $  .25         $  .16
  Diluted.....................................     $  .16       $  .25       $  .24         $  .16
Common stock price range per share -- high....        N/A          N/A          N/A         $11 1/8
                                   -- low.....        N/A          N/A          N/A         $6 1/4
-----------------------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED
                                                -----------------------------------------------------
                                                FEBRUARY 28,    MAY 31,    AUGUST 31,    NOVEMBER 30,
                                                ------------    -------    ----------    ------------
                                                   (DOLLARS IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
1998
Net sales.....................................     $133.7       $153.7       $160.8         $176.0
                                                   ------       ------       ------         ------
Segment operating profit......................     $ 14.9       $ 21.7       $ 22.6         $ 27.3
                                                   ------       ------       ------         ------
Income before income taxes....................     $ 12.8       $ 10.2       $ 19.4         $ 28.0
                                                   ------       ------       ------         ------
NET INCOME....................................     $  7.7       $  6.1       $ 11.7         $ 17.1
                                                   ------       ------       ------         ------
-----------------------------------------------------------------------------------------------------
Earnings per share of common stock(1)
  Basic.......................................     $  .19       $  .15       $  .28         $  .41
  Diluted.....................................     $  .18       $  .15       $  .28         $  .41
Common stock price range per share -- high....        N/A          N/A          N/A            N/A
                                   -- low.....        N/A          N/A          N/A            N/A
-----------------------------------------------------------------------------------------------------

(1) The sum of the quarterly EPS amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

CAPITAL STOCK

     The Company's common stock is listed on the New York Stock Exchange. At November 30, 1999 and December 31, 1999, there were approximately 11,800 holders of record of the Company's common stock. During the fourth quarter of 1999, the Company paid its first cash dividend on its common stock of $.05 per share.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to nominees who will stand for election as a director of the Company at the March 29, 2000 Annual Meeting of Shareholders is set forth on pages 2 and 3 of the Company's 2000 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 29, 2000 Annual Meeting of Shareholders is set forth on pages 3 and 4 of the Company's 2000 Proxy Statement and is incorporated herein by reference.

     Also, see Executive Officers of the Registrant on pages 8 and 9 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth on pages 9 through 23 of the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is set forth on pages 5 and 6 of the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions and employment arrangements with management is set forth on pages 16 and 17 of the Company's 2000 Proxy Statement and is incorporated herein by reference. Information regarding certain related transactions with GenCorp Inc. is set forth on pages 25 and 26 of the Company's 2000 Proxy and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                               PAGE
                                                              NUMBER
                                                              ------
(A)(1) CONSOLIDATED FINANCIAL STATEMENTS:

The following consolidated financial statements of OMNOVA
  Solutions Inc. are included in Item 8:
  Consolidated Statements of Income for the years ended
     November 30, 1999, 1998 and 1997.......................    19
  Consolidated Balance Sheets at November 30, 1999 and
     1998...................................................    20
  Consolidated Statements of Shareholders' Equity for the
     years ended November 30, 1999, 1998 and 1997...........    21
  Consolidated Statements of Cash Flows for the years ended
     November 30, 1999, 1998 and 1997.......................    22

Notes to the Consolidated Financial Statements..............    23

(A)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(A)(3) EXHIBITS

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------
           ACQUISITION AGREEMENTS
  2.1      Distribution Agreement between OMNOVA Solutions Inc.
           ("OMNOVA Solutions") and GenCorp Inc ("GenCorp").
           CHARTER DOCUMENTS
  3.1*     Form of Amended and Restated Articles of Incorporation of
           OMNOVA Solutions.
  3.2*     Amended and Restated Code of Regulation of OMNOVA Solutions.
           INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
  4.1      Credit Agreement dated September 30, 1999 by and among
           OMNOVA Solutions Inc., Bank of America, N.A. as Agent and as
           Lender and the Lenders party thereto from time to time.
           MATERIAL CONTRACTS
 10.1*+    Employment Agreement dated October 15, 1993 (with
           amendments) between GenCorp and John B. Yasinsky, as assumed by OMNOVA Solutions.
 10.2*+    Employment Agreement dated May 10, 1996 between GenCorp and
           Nathaniel J. Mass, as assumed by OMNOVA Solutions.
 10.3*+    Employment Agreement dated July 16, 1996 between GenCorp and
           Kevin M. McMullen, as assumed by OMNOVA Solutions.
 10.4*+    Severance Agreement granted to John B. Yasinsky by OMNOVA
           Solutions.
 10.5*+    Severance Agreement granted to Nathaniel J. Mass by OMNOVA
           Solutions
 10.6*+    Form of Severance Agreement granted to certain executive
           officers of OMNOVA Solutions (other than the officers
           identified above).
 10.7*+    OMNOVA Solutions 1999 Equity and Performance Incentive Plan.
 10.8*+    OMNOVA Solutions Deferred Compensation Plan for Nonemployee
           Directors.
 10.9*+    Retirement Plan for Nonemployee Directors of OMNOVA
           Solutions.
 10.10*+   OMNOVA Solutions Executive Incentive Compensation Program.
 10.11*+   Benefits Restoration Plan for Salaried Employees of OMNOVA
           Solutions.
 10.12*+   OMNOVA Solutions Deferred Bonus Plan.
 10.13*+   1999 GenCorp Key Employee Retention Plan.
 10.14*+   Form of Key Employee Retention Letter Agreement.
 10.15     Tax Matters Agreement between OMNOVA Solutions and GenCorp.
 10.16     Alternative Dispute Resolution Agreement between OMNOVA
           Solutions and GenCorp.
 10.17     Agreement on Employee Matters between OMNOVA Solutions and
           GenCorp.
 10.18     Services and Support Agreement between OMNOVA Solutions and
           GenCorp.
 10.19*    Form of Director and Officer Indemnification Agreement.
 10.20*    Form of Director Indemnification Agreement.
 10.21*    Form of Officer Indemnification Agreement.

           SUBSIDIARIES OF THE REGISTRANT
 21.1      Listing of Subsidiaries.

           CONSENTS OF EXPERTS
 23.1      Consent of Ernst & Young LLP.

EXHIBIT    DESCRIPTION
-------    -----------
           POWER OF ATTORNEY
 24.1      Powers of Attorney executed by E. P. Campbell, C. A. Corry,
           D. A. Daberko, B. G. Gower, D. E. McGarry, S. W. Percy, and
           R. B. Pipes, Directors of the Company.

 27.       FINANCIAL DATA SCHEDULE
           (Filed for EDGAR only)

           The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to OMNOVA Solutions Inc., 175 Ghent Road,
           Fairlawn, Ohio 44333-3300--Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.

---------------

* Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10 (File No. 1-15147).

+ Management contract or compensatory arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMNOVA SOLUTIONS INC.
February 10, 2000
                                          By /s/  J. C. LEMAY
                                            ------------------------------------
                                                 J. C. LEMAY
                                                 Senior Vice President, Law;
                                             General Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
               /s/ J. B. YASINSKY                 Chairman and Chief Executive       February 10, 2000
------------------------------------------------  Officer
                  J. B. Yasinsky
               /s/ M. E. HICKS                    Senior Vice President and Chief    February 10, 2000
------------------------------------------------  Financial Officer; Treasurer
                  M. E. Hicks
               /s/ P. J. PARR                     Director-Audit, Accounting & Tax   February 10, 2000
------------------------------------------------  (principal accounting officer)
                  P. J. Parr

                       *                          Director                           February 10, 2000
------------------------------------------------
                        E. P. Campbell

                       *                          Director                           February 10, 2000
------------------------------------------------
                          C. A. Corry

                       *                          Director                           February 10, 2000
------------------------------------------------
                         D. A. Daberko

                       *                          Director                           February 10, 2000
------------------------------------------------
                          B. G. Gower

                       *                          Director                           February 10, 2000
------------------------------------------------
                         D. E. McGarry

                       *                          Director                           February 10, 2000
------------------------------------------------
                          S. W. Percy

                       *                          Director                           February 10, 2000
------------------------------------------------
                          R. B. Pipes

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

               /s/ C. A. SLACK                                                       February 10, 2000
------------------------------------------------
                  C. A. Slack