Form 10-Q
period 2000-02-29
OMNOVA SOLUTIONS INC
filed 2000-04-12
CIK 1090061

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  FEBRUARY 29, 2000          Commission File Number 1-15147
                      -------------------                                -------

                              OMNOVA SOLUTIONS INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          OHIO                                           34-1897652
-----------------------------               ------------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)


                    175 GHENT ROAD FAIRLAWN, OHIO 44333-3300
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code (330) 869-4200
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---    ---



At March 31, 2000, there were 39,681,001 outstanding shares of OMNOVA Solutions' Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.


Table of Contents

Part I. Financial Information                                                                              PAGE NO.
                                                                                                           --------

      Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income -
               Three Months Ended February 29, 2000 and
               February 28, 1999                                                                            -3-

               Condensed Consolidated Balance Sheets -
               February 29, 2000 and November 30, 1999                                                      -4-

               Condensed Consolidated Statements of Cash Flows -
               Three Months Ended February 29, 2000 and
               February 28, 1999                                                                            -5-

               Notes to the Unaudited Interim Condensed Consolidated
               Financial Statements as of February 29, 2000                                                 -6-

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                         -10-

      Item 3. Quantitative and Qualitative Disclosure About Market Risk                                    -13-

Part II. Other Information

      Item 4. Submission of Matters to a Vote of Security Holders                                          -13-

      Item 6. Exhibits and Reports on Form 8-K                                                             -14-

Signatures                                                                                                 -15-


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                              OMNOVA SOLUTIONS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)
                                   (Unaudited)


                                                                                                  Three Months Ended
                                                                                          -------------------------------------
                                                                                              February 29,      February 28,
                                                                                                      2000              1999
                                                                                            --------------    --------------
NET SALES                                                                                        $   182.2         $   171.2

COSTS AND EXPENSES
Cost of products sold                                                                                127.1             109.7
Selling, general and administrative                                                                   40.5              37.4
Depreciation and amortization                                                                          8.6               7.9
Interest expense                                                                                       3.9               4.9
Other (income) expense, net                                                                            (.4)               --
Unusual items                                                                                           .5                --
                                                                                                 ---------         ---------
                                                                                                     180.2             159.9
                                                                                                 ---------         ---------
INCOME BEFORE INCOME TAXES                                                                             2.0              11.3
Income tax provision                                                                                    .8               4.5
                                                                                                 ---------         ---------

NET INCOME                                                                                       $     1.2         $     6.8
                                                                                                 =========         =========

EARNINGS PER SHARE OF COMMON STOCK
Basic                                                                                            $     .03         $    .16
Diluted                                                                                          $     .03         $    .16

Average shares outstanding (in thousands)
Basic                                                                                               41,387            41,582
Diluted                                                                                             41,493            42,036

Cash dividends paid per share of common stock                                                    $     .05         $     .15


See notes to the unaudited interim condensed consolidated financial statements.

                              OMNOVA SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                                February 29,        November 30,
                                                                                                       2000               1999
                                                                                             ---------------   ----------------
ASSETS:
CURRENT ASSETS
Cash and cash equivalents                                                                        $      8.3        $      10.5
Accounts receivable, net                                                                              119.3              122.0
Inventories                                                                                            68.4               68.4
Deferred income taxes                                                                                  11.6               11.6
Prepaid expenses and other                                                                              8.9                9.3
                                                                                                 ----------         ----------
TOTAL CURRENT ASSETS                                                                                  216.5              221.8

Property, plant and equipment, net                                                                    214.1              212.0
Goodwill, net                                                                                         156.7              158.4
Patents and other intangible assets, net                                                               77.4               78.4
Prepaid pension                                                                                        42.2               41.4
Other assets                                                                                           10.8               10.5
                                                                                                 ----------         ----------
TOTAL ASSETS                                                                                     $    717.7         $    722.5
                                                                                                 ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
Notes payable                                                                                    $     14.0         $     10.5
Accounts payable                                                                                       74.5               82.9
Accrued payroll and personal property taxes                                                            12.7               16.7
Other current liabilities                                                                              18.5               20.3
                                                                                                 ----------         ----------
TOTAL CURRENT LIABILITIES                                                                             119.7              130.4

Long-term debt                                                                                        205.0              190.0
Postretirement benefits other than pensions                                                            51.5               51.7
Deferred income taxes                                                                                  16.3               16.3
Other liabilities                                                                                      18.3               19.4

Preference stock - $1.00 par value; 15 million shares authorized;
    none outstanding                                                                                     --                 --
Common stock - $0.10 par value; 135 million shares authorized;
    41.8 million shares outstanding                                                                     4.2                4.2
Additional contributed capital                                                                        308.5              308.5
Retained earnings                                                                                        .9                1.8
Accumulated other comprehensive (loss) income                                                          (1.0)                .2
Cost of shares of common stock in treasury
    (770,300 shares in 2000; none in 1999)                                                             (5.7)                --
                                                                                                 ----------         ----------
TOTAL SHAREHOLDERS' EQUITY                                                                            306.9              314.7
                                                                                                 ----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $    717.7         $    722.5
                                                                                                 ==========         ==========


See notes to the unaudited interim condensed consolidated financial statements.

                              OMNOVA SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                               February 29,       February 28,
                                                                                                      2000               1999
                                                                                         -----------------  -----------------
OPERATING ACTIVITIES
Net income                                                                                     $     1.2          $    6.8
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
    Provision for unusual items                                                                      .5                 --
    Depreciation, amortization and (gain)/loss on disposal of fixed assets                          8.6                6.4
    Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
    Current assets                                                                                  2.6               (1.4)
    Current liabilities                                                                           (14.2)             (25.9)
    Other non-current assets                                                                        (.1)              11.6
    Other non-current liabilities                                                                  (1.3)                --
                                                                                               --------           ---------
NET CASH USED BY OPERATING ACTIVITIES                                                              (2.7)              (2.5)
                                                                                               --------           ---------

INVESTING ACTIVITIES
Capital expenditures                                                                               (9.0)              (7.2)
Proceeds from business and asset dispositions                                                        --                9.0
Business acquisitions                                                                                --               (3.3)
                                                                                               --------           --------
NET CASH USED IN INVESTING ACTIVITIES                                                              (9.0)              (1.5)
                                                                                               --------           --------

FINANCING ACTIVITIES
Long-term debt incurred                                                                            30.0                 --
Long-term debt paid                                                                               (15.0)                --
Net short-term debt incurred                                                                        3.5                 --
Dividends                                                                                          (2.1)                --
Purchase of treasury shares                                                                        (5.7)                --
Other                                                                                              (1.2)                --
Net transactions with GenCorp Inc.                                                                   --                3.4
                                                                                               --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           9.5                3.4
                                                                                               ---------          --------

NET DECREASE IN CASH AND EQUIVALENTS                                                               (2.2)               (.6)
Cash and equivalents at beginning of year                                                          10.5                3.5
                                                                                               ---------          --------
Cash and equivalents at end of period                                                          $    8.3           $    2.9
                                                                                               =========          ========

Cash paid for interest and income taxes was $4.0 million and $2.9 million for the three months ended February 29, 2000. Cash paid for interest and income taxes for the three months ended February 28, 1999 was paid by GenCorp Inc. and was included in net transactions with GenCorp Inc. prior to the spin-off.

See notes to the unaudited interim condensed consolidated financial statements.

                              OMNOVA SOLUTIONS INC.
   NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2000

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (OMNOVA Solutions or the Company) Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

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

    Financial data included in the accompanying unaudited interim consolidated financial statements for the three month period ended February 28, 1999 were prepared on a combined basis; however, for financial statement reporting purposes, the financial statements for all periods presented are labeled as consolidated. They reflect the historical operations of OMNOVA Solutions businesses prior to the spin-off.

    As indicated in the notes to the audited financial statements included in the annual report, GenCorp provided certain general and administrative services to OMNOVA Solutions prior to the spin-off. The cost for these services was allocated to OMNOVA Solutions based upon a formula that included sales, gross payroll, and average invested capital. Management of OMNOVA Solutions believes that the allocation of cost for these services is reasonable.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month period ended February 29, 2000 have been reflected. The results of operations for the three month period ended February 29, 2000 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

    Certain reclassifications have been made to conform prior year's data to the current presentation.

NOTE B - EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                        Unaudited
                                                                                                   Three Months Ended
                                                                                          February 29,            February 28,
(Dollars in millions, except per share amounts and shares in thousands)                              2000                 1999
                                                                                          ---------------      ---------------
NUMERATOR
Net income                                                                                        $   1.2               $  6.8
                                                                                                  =======               ======

DENOMINATOR
Denominator for basic earnings per share -
     weighted average shares                                                                       41,387               41,582

Effect of dilutive securities:
     Employee stock options                                                                           106                  435
     Other                                                                                             --                   19
                                                                                                  -------               ------
Dilutive potential common shares                                                                      106                  454
                                                                                                  -------               ------

Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed conversions                                      41,493               42,036
                                                                                                   ======               ======

EARNINGS PER SHARE OF COMMON STOCK
Basic                                                                                             $   .03               $  .16
                                                                                                  =======               ======
Diluted                                                                                           $   .03               $  .16
                                                                                                  =======               ======

    On November 29, 1999, OMNOVA Solutions announced that its Board of Directors authorized the purchase from time to time of up to $25 million of OMNOVA Solutions' common stock. The stock repurchases may be made over a period of up to 18 months, principally through open market transactions or in privately-negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. During the first quarter of 2000, approximately 770,000 shares were repurchased at a total cost of $5.7 million.

NOTE C - COMPREHENSIVE INCOME

    During the quarters ended February 29, 2000 and February 28, 1999 total comprehensive income was $0 and $6.6 million, respectively. The change from net income relates primarily to the effects of foreign currency translations.

NOTE D - ACQUISITIONS, DIVESTITURES AND OTHER MATTERS

    On April 27, 1999, OMNOVA Solutions acquired the global latex floor care business of Morton International Inc. for $8 million. On December 2, 1998, the Company acquired the U.S. acrylic emulsion polymers business of PolymerLatex, located in Fitchburg, Massachusetts, for $9 million, consisting of cash of $3 million and a note payable of $6 million due December 1, 1999. The acquisitions were accounted for using the purchase method and were included in the results of operations of OMNOVA Solutions from the respective dates of acquisition.

    On August 4, 1999, OMNOVA Solutions formed a joint venture company with Thailand-based Charoen Pokphand Group. The new company, CPPC Decorative Products Co., Ltd., will serve the decorative PVC film and fabric markets in the Asia-Pacific region and provide expanded product lines to North America and Europe. The Company's initial investment in this joint venture was $2.6 million and is being accounted for using the equity method.

NOTE E - RECEIVABLE LOSS PROVISION

    During the first quarter of fiscal 2000, the Company recorded a $0.5 million charge related to a loss recognized for fully reserving an accounts receivable balance due from a customer that filed for bankruptcy.

NOTE F - INVENTORIES

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                                               February 29,       November 30,
            (Dollars in millions)                                                                      2000              1999
                                                                                           ----------------   ---------------
         Raw materials and supplies                                                              $    29.6          $    31.1
         Work-in-process                                                                               6.0                5.9
         Finished products                                                                            65.1               65.6
                                                                                                 ---------          ---------
             Approximate replacement cost of inventories                                             100.7              102.6
         Reserves, primarily LIFO                                                                    (32.3)             (34.2)
                                                                                                 ---------          ---------
                                                                                                 $    68.4          $    68.4
                                                                                                 =========          =========

NOTE G - PROPERTY, PLANT AND EQUIPMENT, NET
                                                                                                February 29,     November 30,
          (Dollars in millions)                                                                        2000              1999
                                                                                          -----------------  ----------------

         Land                                                                                   $      9.6         $      9.7
         Building and improvements                                                                    89.4               89.5
         Machinery and equipment                                                                     295.2              296.7
         Construction in progress                                                                     24.9               16.3
                                                                                                ----------         ----------
                                                                                                     419.1              412.2
         Accumulated depreciation                                                                   (205.0)            (200.2)
                                                                                                ----------         ----------
                                                                                                $    214.1         $    212.0
                                                                                                ==========         ==========

NOTE H - LONG-TERM DEBT AND CREDIT LINES

    On September 30, 1999, the Company entered into a five-year unsecured $300 million revolving credit facility (Facility) which expires in September 2004. At February 29, 2000, the unused and available balance under this Facility was $95 million. The Company pays a variable commitment fee, which is currently .30 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 7.2% at February 29, 2000. The Facility contains various debt, dividend and investment restrictions and provisions requiring maintenance of an earnings before interest, taxes, depreciation and amortization to interest coverage (EBITDA/Interest Expense) ratio of 3.5 to 1.00 and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratio of 3.25 to 1.00. The Facility was utilized to fund a $200 million dividend paid to GenCorp at the time of the spin-off and is also available for working capital, capital expenditures and acquisition needs.

    At February 29, 2000, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $25 million, of which $14 million was outstanding. Interest rates for these lines of credit were variable and were at an average rate of 6.8% on February 29, 2000. Borrowings under such lines are payable on demand. The Company also had outstanding letters of credit totaling $0.7 million at February 29, 2000.

NOTE I - CONTINGENCIES

    OMNOVA Solutions is subject to various legal actions and governmental proceedings. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect future results of operations, liquidity or financial condition of the Company.

NOTE J - SEGMENTS

    The Company operates two business segments, Decorative & Building Products and Performance Chemicals. The Company's reportable segments are strategic business units that offer different products and services.

    Segment operating profit represents net sales less applicable costs and expenses relating to operations. Segment operating profit excludes corporate income and expense, provisions for unusual items, interest expense and income taxes.

    The following table sets forth a summary of operations for the quarter by segment and a reconciliation to consolidated income before taxes:

                                                                                             Three Months Ended
                                                                                    February 29,          February 28,
(Dollars in millions)                                                                       2000                 1999
                                                                                  ---------------      ---------------
NET SALES
Decorative & Building Products                                                          $   101.8           $    97.5
Performance Chemicals                                                                        80.4                73.7
                                                                                        ---------           ---------
                                                                                        $   182.2           $   171.2

INCOME
Decorative & Building Products                                                          $     9.0           $    11.6
Performance Chemicals                                                                          .2                 5.8
                                                                                        ---------           ---------
SEGMENT OPERATING PROFIT                                                                      9.2                17.4
Interest expense                                                                             (3.9)               (4.9)
Corporate other income (expense)                                                              (.8)                --
Corporate expenses                                                                           (2.0)               (1.2)
Unusual items                                                                                 (.5)                --
                                                                                        ---------           ---------
Income before taxes                                                                     $     2.0           $    11.3
                                                                                        =========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

    Net sales for the OMNOVA Solutions businesses in the first quarter of 2000 increased 6% to $182 million compared to $171 million in the first quarter of 1999. Sales increased in both Decorative & Building Products and Performance Chemicals, led by increases in specialty chemicals, building systems, coated fabrics and paper chemicals. Total segment operating profit declined to $9 million for the first quarter of 2000 versus $17 million in the first quarter of 1999. Operating margins decreased to 5.0% in the first quarter of 2000 compared to 10.2% in the first quarter of 1999, primarily due to rapidly escalating raw material costs for both operating segments, as well as product mix in Decorative & Building Products and lower average unit selling prices across certain Performance Chemicals product lines. These raw material price increases could not be offset fully by increased sale prices. Net income decreased to $1 million in the first quarter of 2000 compared to $7 million in the first quarter of 1999. The decrease was a direct result of escalating raw material prices which were only partially offset by the improvement in sales and unit volume growth. As a result, diluted earnings per share declined to $.03 per share in the first quarter of 2000 from $.16 per share in the first quarter of 1999.

    Net sales for Decorative & Building Products increased for the first quarter of 2000 by 4% to $102 million compared to $98 million in the first quarter of 1999. Sales increased in building products, coated fabrics and decorative laminates due to new product introductions and marketing initiatives, while sales declined modestly in wallcoverings. Segment operating profit during the first quarter of 2000 declined to $9 million from $12 million for the first quarter of 1999. Segment operating margins declined to 8.8% in the first quarter of 2000 from 11.9% for the first quarter of 1999, due primarily to higher raw material prices and product mix. PVC resin costs increased over 50% versus last year or approximately $2 million, with additional increases expected to continue through the first half of 2000. In response, the business unit successfully implemented price increases across all of its product lines. The price increases, which have lagged cost increases, are expected to result in improved margins in future quarters, unless they are outpaced by unexpected additional increases in raw material costs.

    Net sales for Performance Chemicals increased for the first quarter of 2000 by 9% to $80 million compared to $74 million in the first quarter of 1999. The increase reflects volume increases of 13%, including a 5% effect for acquired businesses, compared to 1999, while pricing was down slightly. Segment operating profit during the first quarter of 2000 was $0.2 million versus $6 million in the first quarter of 1999. Segment operating margins declined to 0.2% in the first quarter of 2000 versus 7.9% in the 1999 first quarter. The decline is primarily due to significantly higher raw material prices and lower average unit selling prices in the paper market. During the quarter, raw material pricing for styrene and butadiene monomers increased 52% and 36% respectively versus last year, adversely impacting operating profit by almost $7 million. Further raw material price increases are expected in the second quarter of 2000. The Company has successfully introduced product price increases in the specialty chemicals, carpet and textile markets.

FINANCIAL RESOURCES AND CAPITAL SPENDING

    Cash flow used by operating activities for the first three months of 2000 was $2.7 million as compared to $2.5 million in the first three months of 1999.

    For the first three months of 2000, $9.0 million was used for investing activities, primarily for capital expenditures. This is compared to $1.5 million used for investing activities in the first three months of 1999, which included the acquisition of the Fitchburg, Massachusetts facility for $8.8 million (of which $3.3 million was paid in cash), capital expenditures of $7.2 million, and an offset of $9.0 million from proceeds from asset dispositions.

    Cash flow provided by financing activities for the first three months of fiscal 2000 was $9.5 million compared to $3.4 million in the first three months of fiscal 1999. The increase in financing activities resulted from OMNOVA Solutions share repurchase program initiated in the first quarter of 2000. Depending on market conditions and other factors, management expects to repurchase approximately three million shares in the second quarter of 2000.

As described in footnote H on page 8, the Company has an unsecured $300 million revolving credit facility which expires in September 2004. At February 29, 2000, the unused and available balance under this Facility was $95 million. The Company pays a variable commitment fee, which is currently .30 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR and were at an average rate of 7.2% at February 29, 2000. The Facility is available for working capital, capital expenditures, the share repurchase program and acquisition needs.

Based upon current and anticipated levels of operations and plans for integrating recent acquisitions, management believes that cash flow from operations, combined with borrowings that are available under the credit facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next twelve months. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The Company's ability to meet its current and anticipated operating requirements will be dependent upon the Company's future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including some factors beyond the Company's control. Depending on the nature, size and timing of future acquisitions, OMNOVA Solutions may be required to raise additional financing. In addition, the tax rules related to the spin-off may limit OMNOVA Solutions' ability for a period of time to fund acquisitions through the issuance of equity securities. Substantially all of the debt of OMNOVA Solutions will bear interest at variable rates; therefore, its liquidity and financial condition are and will continue to be, affected by changes in prevailing interest rates.

ENVIRONMENTAL MATTERS

    OMNOVA Solutions' policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions' Condensed Consolidated Balance Sheet as of February 29, 2000 reflects environmental reserves of $1.2 million.

    Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect future results of operations, liquidity, capital resources or the consolidated financial condition of the Company.

INFORMATION SYSTEMS AND THE YEAR 2000

    The Company completed a comprehensive project to upgrade its information, technology and manufacturing and facilities computer hardware and software programs to address the Year 2000 issue. The project consisted of an iterative process of remediating, testing and implementing new software as required. The Company spent approximately $4.5 million on the project and funded it through operating cash flows. The Company also contacted each of its major customers and vendors to determine whether they were also Year 2000 compliant. The Company has not experienced any material Year 2000 problems.

ADOPTION OF THE EURO

    Management believes that the adoption of the Euro by the European Economic Community will not have a material impact on the Company's international businesses. The Company's foreign operations currently are small and each operation conducts the majority of its business in a single currency with minimal price variations between countries.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this report. These discussions and any other discussions contained in this report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties; in particular, this pertains to management's comments on financial resources and capital spending.

The outcomes of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions. In addition to certain contingency matters and their respective cautionary statements discussed in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999, the Forward-Looking Statements section of this Management's Discussion and Analysis indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates on long-term debt obligations. OMNOVA Solutions' policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of OMNOVA Solutions' long-term debt, which is under the revolving credit facility described in Note H on page 8, matures in the year 2004 and is variable. The average variable interest rate applicable to this debt was 7.2% as of February 29, 2000. Since OMNOVA Solutions' long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

    Although OMNOVA Solutions conducts business in foreign countries, international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of February 29, 2000. Additionally, foreign currency transaction gains and losses were not material to OMNOVA Solutions' results of operations for the three months ended February 29, 2000. While international operations have not been significant in the past, the Company could be subject to material foreign currency exchange rate risk with respect to future operations and cash flows due to OMNOVA Solutions' acquisition of the European wallcovering business in late 1998. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    At the Company's Annual Meeting of Shareholders held on March 29, 2000, holders of OMNOVA Solutions Common Stock elected Dr. R. Byron Pipes, John B. Yasinsky and Kevin M. McMullen as directors to serve a three year term expiring in 2003.

    Shareholders also ratified the Board of Directors' appointment of Ernst & Young LLP as the Company's independent auditors for 2000.

Following is the final result of the Common votes cast:

A)  Election of Directors:

                          For                Withheld          Broker Nonvotes

Dr. R. Byron Pipes       36,704,457           960,740                   -0-
                         ----------           -------                   ---
John B. Yasinsky         37,122,453           542,744                   -0-
                         ----------           -------                   ---
Kevin M. McMullen        37,206,348           458,849                   -0-
                         ----------           -------                   ---

B) Ratification of the Board of Directors' appointment of Ernst & Young LLP as independent auditors:

For:  37,448,228  Against:  131,689   Abstain:  85,280   Broker Nonvotes:  -0-
      ----------            -------             ------                     ---

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

        a) EXHIBITS

             Table                                                     Exhibit
            Item No.                  Exhibit Description              Number
            ------------------------------------------------------------------

              27           Financial Data Schedule                       27
                           (Filed for EDGAR only)

        b) REPORTS ON FORM 8-K

            OMNOVA Solutions filed a report on Form 8-K on December 6, 1999 incorporating its press release dated November 29, 1999 discussing its fourth quarter earnings outlook and announcing a stock repurchase plan.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             OMNOVA SOLUTIONS INC.



Date   April 12, 2000                        By /s/ M. E. HICKS
       ------------------                       --------------------------------
                                                M. E. Hicks
                                                Senior Vice President and Chief
                                                Financial Officer



Date   April 12, 2000                        By  /s/J. C. LEMAY
       -------------------                       -------------------------------
                                                 J. C. LeMay
                                                 Senior Vice President, Law;
                                                 General Counsel