Form 10-Q
period 2000-05-31
OMNOVA SOLUTIONS INC
filed 2000-07-11
CIK 1090061

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  May 31, 2000              Commission File Number 1-15147
                       ------------                                     -------


                              OMNOVA Solutions Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                          34-1897652
---------------------------------                  -----------------------------
     (State of Incorporation)                            (I.R.S. Employer
                                                        Identification No.)


                175 Ghent Road Fairlawn, Ohio           44333-3300
               ----------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


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


At June 30, 2000, there were 39,576,001 outstanding shares of OMNOVA Solutions' Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Table of Contents

Part I. Financial Information                                                      Page No.
                                                                                   --------
      Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Statements of Income -
               Three Months and Six Months Ended May 31, 2000 and 1999              -3-

               Condensed Consolidated Balance Sheets -
               May 31, 2000 and November 30, 1999                                   -4-

               Condensed Consolidated Statements of Cash Flows -
               Six Months Ended May 31, 2000 and 1999                               -5-

               Notes to the Unaudited Interim Condensed Consolidated
               Financial Statements as of May 31, 2000                              -6-

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  -11-

      Item 3. Quantitative and Qualitative Disclosure About Market Risk            -14-

Part II. Other Information

      Item 1. Legal Proceedings                                                    -14-

      Item 6. Exhibits and Reports on Form 8-K                                     -14-

Signatures                                                                         -16-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                              OMNOVA SOLUTIONS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                                Three Months Ended                  Six Months Ended
                                                                       May 31,                            May 31,
                                                            -----------------------------      -----------------------------
                                                                    2000          1999                 2000          1999
                                                                   -----        ------                -----        ------

NET SALES                                                       $  198.5     $  195.9              $  380.7      $  367.1

COSTS AND EXPENSES

Cost of products sold                                              140.4        125.9                 267.5         235.6
Selling, general and administrative                                 40.4         39.2                  80.9          76.6
Depreciation and amortization                                        8.6          7.7                  17.2          15.6
Interest expense                                                     3.9          5.0                   7.8           9.9
Other (income) expense, net                                           .2          (.3)                  (.2)          (.3)
Unusual items                                                        (.3)          .5                    .2            .5
                                                                -------       -------              --------      --------
                                                                   193.2        178.0                 373.4         337.9
                                                                --------      -------              --------      --------
INCOME BEFORE INCOME TAXES                                           5.3         17.9                   7.3          29.2
Income tax provision                                                (2.1)        (7.2)                 (2.9)        (11.7)
                                                                -------      -------               -------       -------

NET INCOME                                                      $    3.2     $   10.7              $    4.4      $   17.5
                                                                ========     ========              ========      ========

EARNINGS PER SHARE OF COMMON STOCK
Basic                                                           $    .08     $    .26              $    .11      $    .42
Diluted                                                         $    .08     $    .25              $    .11      $    .42

Average shares outstanding (in thousands)
Basic                                                             39,965       41,748                40,625        41,658
Diluted                                                           39,998       42,200                40,693        42,108

Cash dividends paid per share of common stock                   $    .05     $    .15              $    .10     $     .30



           See notes to the unaudited interim condensed consolidated financial statements.

                              OMNOVA SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                                  May 31,         November 30,
                                                                                                   2000               1999
                                                                                                   ----               ----
ASSETS:
CURRENT ASSETS
Cash and cash equivalents                                                                        $      6.8        $      10.5
Accounts receivable, net                                                                               49.3              122.0
Inventories                                                                                            68.8               68.4
Deferred income taxes                                                                                  11.6               11.6
Prepaid expenses and other                                                                              9.5                9.3
                                                                                                 ----------         ----------
TOTAL CURRENT ASSETS                                                                                  146.0              221.8

Property, plant and equipment, net                                                                    214.0              212.0
Goodwill, net                                                                                         155.8              158.4
Patents and other intangible assets, net                                                               76.7               78.4
Prepaid pension                                                                                        43.1               41.4
Other assets                                                                                           14.8               10.5
                                                                                                 ----------         ----------
TOTAL ASSETS                                                                                     $    650.4         $    722.5
                                                                                                 ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
Notes payable                                                                                    $      4.0         $     10.5
Accounts payable                                                                                       81.2               82.9
Accrued payroll and personal property taxes                                                            13.7               16.7
Other current liabilities                                                                              15.9               20.3
                                                                                                 ----------         ----------
TOTAL CURRENT LIABILITIES                                                                             114.8              130.4

Long-term debt                                                                                        150.0              190.0
Postretirement benefits other than pensions                                                            51.2               51.7
Deferred income taxes                                                                                  18.1               16.3
Other liabilities                                                                                      19.1               19.4

SHAREHOLDERS' EQUITY
Preference stock - $1.00 par value; 15 million shares authorized;
    none outstanding                                                                                     --                 --
Common stock - $0.10 par value; 135 million shares authorized;
    41.8 million shares outstanding                                                                     4.2                4.2
Additional contributed capital                                                                        308.5              308.5
Retained earnings                                                                                       2.2                1.8
Accumulated other comprehensive (loss) income                                                          (3.6)                .2
Cost of shares of common stock in treasury
    (2.2 million shares in 2000; none in 1999)                                                        (14.1)                --
                                                                                                 ----------         ----------
TOTAL SHAREHOLDERS' EQUITY                                                                            297.2              314.7
                                                                                                 ----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $    650.4         $    722.5
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

                              OMNOVA SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                                       Six Months Ended
                                                                                                             May 31,
                                                                                                     ----------------------
                                                                                                      2000          1999
                                                                                                      ----          ----
OPERATING ACTIVITIES
Net income                                                                                           $   4.4      $   17.5
Adjustments to reconcile net income to net cash provided by
operating activities:
    Provision for unusual items                                                                           .5            --
    Depreciation, amortization and (gain)/loss on disposal of fixed assets                              16.8          15.7
    Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
       Current assets                                                                                   69.9         (12.8)
       Current liabilities                                                                              (9.1)        (10.5)
       Other non-current assets                                                                          1.7           4.0
       Other non-current liabilities                                                                     1.0            --
                                                                                                     -------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                               85.2          13.9
                                                                                                     -------      --------

INVESTING ACTIVITIES
Capital expenditures                                                                                  (16.6)         (13.7)
Proceeds from business and asset dispositions                                                            --            9.0
Business acquisitions                                                                                  (3.9)         (11.3)
                                                                                                     ------       --------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (20.5)         (16.0)
                                                                                                     ------       --------

FINANCING ACTIVITIES
Long-term debt incurred                                                                                50.0             --
Long-term debt paid                                                                                   (90.0)            --
Net short-term debt paid                                                                               (6.5)            --
Dividends                                                                                              (4.0)            --
Purchase of treasury shares                                                                           (14.1)            --
Other                                                                                                  (3.8)            --
Net transactions with GenCorp Inc.                                                                       --            4.6
                                                                                                     -------      --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                   (68.4)           4.6
                                                                                                     ------       --------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                                        (3.7)           2.5
Cash and equivalents at beginning of year                                                              10.5            3.5
                                                                                                     -------      --------
Cash and equivalents at end of period                                                                $  6.8       $    6.0
                                                                                                     =======      ========

Cash paid for interest and income taxes was $8.3 million and $3.9 million for the six months ended May 31, 2000. Cash paid for interest and income taxes for the six months ended May 31, 1999 was paid by GenCorp Inc. and was included in net transactions with GenCorp Inc. prior to the spin-off.

           See notes to the unaudited interim condensed consolidated financial statements.

                              OMNOVA SOLUTIONS INC.
   NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2000

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

    OMNOVA Solutions develops, manufactures and markets decorative and functional surfaces, emulsion polymers, and specialty chemicals for a variety of industrial, commercial and consumer markets. Prior to September 30, 1999, the OMNOVA Solutions businesses were operated as divisions of GenCorp Inc. (GenCorp). On September 30, 1999, GenCorp transferred to OMNOVA Solutions certain corporate assets and the assets related to these businesses and OMNOVA Solutions assumed liabilities related to the assets and businesses transferred and issued shares of common stock to GenCorp. On October 1, 1999, GenCorp distributed as a dividend to its shareholders one share of OMNOVA Solutions common stock for each share of GenCorp common stock held of record as of September 27, 1999 (the spin-off). As a result of the spin-off, OMNOVA Solutions became an independent, publicly held company and its operations ceased to be owned by GenCorp. GenCorp and OMNOVA Solutions have entered into a number of agreements with respect to the separation of the companies and to provide mechanisms for an orderly transition following the spin-off.

    Financial data included in the accompanying unaudited interim consolidated financial statements for the six month period ended May 31, 1999 were prepared on a combined basis; however, for financial statement reporting purposes, the financial statements for all periods presented are labeled as consolidated. They reflect the historical operations of OMNOVA Solutions businesses prior to the spin-off.

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

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the six month period ended May 31, 2000 have been reflected. The results of operations for the six month period ended May 31, 2000 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

'

NOTE B - EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:


                                                                                   Unaudited
                                                                 Three Months Ended           Six Months Ended
(Dollars in millions, except per share amounts                           May 31,                   May 31,
and shares in thousands)                                      -------------------------       ----------------
                                                                  2000          1999           2000          1999
                                                                  ----          ----           ----          ----
NUMERATOR
Net income                                                       $  3.2        $ 10.7          $  4.4       $  17.5
                                                                 ======        ======          ======       =======

DENOMINATOR
Denominator for basic earnings per share -
     weighted average shares                                     39,965        41,748          40,625        41,658

Effect of dilutive securities:
     Employee stock options                                          33           452              68           450

Denominator for diluted earnings per share -
     adjusted weighted average shares and
     assumed conversions                                         39,998        42,200          40,693        42,108
                                                                 ======        ======        ========       =======

EARNINGS PER SHARE OF COMMON STOCK
Basic                                                            $  .08        $  .26          $  .11       $   .42
                                                                 ======        ======          ======       =======
Diluted                                                          $  .08        $  .25          $  .11       $   .42
                                                                 ======        ======          ======       =======

    On November 29, 1999, the Company announced that its Board of Directors authorized the purchase from time to time of up to $25 million of OMNOVA Solutions' common stock. The stock repurchases may be made over a period of up to 18 months, principally through open market transactions or in privately-negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. During the first six months of 2000, approximately 2.2 million shares were repurchased at a total cost of $14.1 million.

NOTE C - COMPREHENSIVE INCOME

    The components of total comprehensive income were as follows:

                                                               Three Months Ended         Six Months Ended
                                                                     May 31,                   May 31,
                                                              -------------------------   ------------------
  (Dollars in millions)                                           2000           1999       2000        1999
                                                                  ----           ----       ----        ----
Net income                                                      $  3.2        $   10.7    $   4.4    $   17.5
Adjustments

    Foreign currency translation effect                           (2.6)           (1.1)      (3.8)       (1.4)
                                                                ------        --------    -------    --------
Total comprehensive income                                      $   .6        $    9.6    $    .6    $   16.1
                                                                ======        ========    =======    ========

NOTE D - ACQUISITIONS, DIVESTITURES AND OTHER MATTERS

    On May 1, 2000, the Company entered into an asset purchase agreement for the specialty/textile coatings business of High Point Textile Auxiliaries LLC for $0.9 million. The acquisition was accounted for using the purchase method and was included in the results of operations of the Company from the date of acquisition. The purchase agreement includes contingent payments of $2.9 million, if certain production and sales levels are attained by April 30, 2001.

    On March 16, 2000, the Company formed a joint venture company with C.P. Chemicals Co. Ltd. The new company, Decorative Products (Singapore) Pte. Ltd., will serve the decorative PVC film and fabric markets in the Asia-Pacific region. The Company's initial investment was $3 million and is being accounted for using the equity method.

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

NOTE E - RECEIVABLES SALE

    On May 1, 2000 the Company formed a wholly-owned subsidiary, OMNOVA Receivables Corp., a qualifying special-purpose entity (SPE), and entered into an agreement whereby the Company may sell up to $75 million of trade receivables through the SPE. At May 31, 2000, the $75 million available under the program was fully utilized. The allowance for doubtful accounts has been retained on the Company's consolidated balance sheet. The sale was reflected as reductions of trade accounts receivable and the related recurring costs of the program were recorded as other expense and totaled $0.4 million for the quarter. The initial one-time fees of $0.2 million were recorded as an unusual item. The proceeds from the sale were used to reduce borrowings under committed lines of credit and are reported as operating cash flows in the Company's consolidated statement of cash flows.

NOTE F - UNUSUAL ITEMS

    During the first six months of fiscal 2000, the Company had unusual items resulting in expense of $0.2 million. These unusual items included a gain on the sale of the Company's airplane hangar for $0.5 million, offset by one-time arrangement fees of $0.2 million to facilitate the receivable sale program and a $0.5 million charge related to a loss recognized for fully reserving an accounts receivable balance from a customer that filed for bankruptcy.

NOTE G - INVENTORIES

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgments of expected year-end inventory levels. Components of inventory are as follows:

                                                                                           May 31,       November 30,
          (Dollars in millions)                                                              2000               1999
                                                                                             ----               ----
         Raw materials and supplies                                                      $    28.9          $    31.1
         Work-in-process                                                                       6.1                5.9
         Finished products                                                                    68.1               65.6
                                                                                         ---------          ---------
             Approximate replacement cost of inventories                                     103.1              102.6
         Reserves, primarily LIFO                                                            (34.3)             (34.2)
                                                                                         ---------          ---------
                                                                                         $    68.8          $    68.4
                                                                                         =========          =========

NOTE H - PROPERTY, PLANT AND EQUIPMENT, NET

                                                                                           May 31,       November 30,
          (Dollars in millions)                                                              2000               1999
                                                                                             ----               ----

         Land                                                                            $     9.5           $    9.7
         Building and improvements                                                            88.2               89.5
         Machinery and equipment                                                             297.0              296.7
         Construction in progress                                                             29.7               16.3
                                                                                         ---------          ---------
                                                                                             424.4              412.2
         Accumulated depreciation                                                           (210.4)            (200.2)
                                                                                         ---------          ---------
                                                                                         $   214.0           $  212.0
                                                                                         =========           ========

NOTE I - LONG-TERM DEBT AND CREDIT LINES

    On September 30, 1999, the Company entered into a five-year unsecured $300 million revolving credit facility (Facility) which expires in September 2004. At May 31, 2000, the unused and available balance under this Facility was $150 million. The Company pays a variable commitment fee, which is currently .30 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 7.37 percent at May 31, 2000. The Facility contains various debt, dividend and investment restrictions and provisions requiring maintenance of an earnings before interest, taxes, depreciation and amortization to interest coverage (EBITDA/Interest Expense) ratio of 3.5 to 1.00 and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratio of 3.25 to 1.00. The Facility was utilized to fund a $200 million dividend paid to GenCorp at the time of the spin-off and is also available for working capital, capital expenditures and acquisition needs.

    At May 31, 2000, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $25 million, of which $4 million was outstanding. Interest rates for these lines of credit were variable and were at an average rate of 7.03 percent on May 31, 2000. Borrowings under such lines are payable on demand. The Company also had outstanding letters of credit totaling $1.1 million at May 31, 2000.

NOTE J - CONTINGENCIES

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

NOTE K - SEGMENTS

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

     The following table sets forth a summary of operations for the quarter by segment and a reconciliation to consolidated income before taxes:


                                                                Three Months Ended           Six Months Ended
                                                                     May 31,                      May 31,
                                                            -------------------------     -------------------------
(Dollars in millions)                                         2000             1999          2000            1999
                                                              ----             ----          ----            ----
NET SALES
Decorative & Building Products                              $   110.3        $  113.9     $   212.1        $  211.4
Performance Chemicals                                            88.2            82.0         168.6           155.7
                                                            ---------        --------     ---------        --------
                                                            $   198.5        $  195.9     $   380.7        $  367.1

INCOME
Decorative & Building Products                              $    12.2        $   14.6     $    21.2        $   26.2
Performance Chemicals                                              .4             9.3            .6            15.1
                                                            ---------        --------     ---------        --------
SEGMENT OPERATING PROFIT                                         12.6            23.9          21.8            41.3
Interest expense                                                 (3.9)           (5.0)         (7.8)           (9.9)
Corporate other income and (expense), net                        (1.7)             --          (2.5)             --
Corporate expenses                                               (2.0)            (.5)         (4.0)           (1.7)
Unusual items                                                      .3             (.5)          (.2)            (.5)
                                                            ---------        ---------    ---------        --------
Income before taxes                                         $     5.3        $   17.9     $     7.3        $   29.2
                                                            =========        ========     =========        ========


NOTE L - SUBSEQUENT EVENTS

    On June 27, 2000 the Company announced that a joint venture formed by subsidiaries of OMNOVA Solutions Inc. and Thailand-based Charoen Pokphand Petrochemical Co., Ltd. had acquired a Shanghai, China-based PVC coated fabrics business. The joint venture's Chinese operation will be headquartered in Shanghai and will operate under the Name CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. The joint venture will focus on a broad range of medium-to-high end PVC coated fabrics used in home furnishings, outerwear, luggage and accessories. The Company's initial investment was $5 million and will be accounted for under the equity method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS SIX MONTHS ENDED MAY 31, 2000 AND 1999

    Net sales totaled $198 million for the second quarter of fiscal 2000, an increase of 1 percent compared to $196 million during the second quarter of 1999. The increase was led by specialty and paper chemicals, roofing systems and coated fabrics. Similarly, year-to-date sales increased 4 percent to $381 million compared to $367 million during the period a year ago.

    Total segment operating profit declined to $13 million for the second quarter of fiscal 2000 versus $24 million in the second quarter of 1999, as the current quarter was negatively impacted by continued higher raw material costs of approximately $14 million. Higher raw material costs were also prevalent for the six months ended May 31, 2000 as segment operating profit decreased to $22 million as compared to $41 million during last year's period, a 47 percent decline.

    Net income for the second quarter was $3 million or $.08 per share (diluted), down from last year's net income of $11 million or $.25 per share (diluted). Net income was adversely impacted by significantly higher crude oil-derived raw material prices in the quarter. Although the Company experienced some important successes during the second quarter in its continuing efforts to increase product prices, the increases implemented to date have not been adequate to restore historical operating margins.

    Net sales for the Decorative & Building Products segment decreased 3 percent to $110 million in the second quarter of fiscal 2000 compared to $114 million for the same period a year ago. The decrease resulted from a decline in wallcovering sales due to planned changes in key North American distributor relationships, and in decorative laminate sales as a result of the continued downturn in the manufactured housing industry. The decrease was offset by increases in sales of roofing systems and coated fabrics due to new product introductions and marketing initiatives.

    Segment operating profit for Decorative & Building Products during the second quarter of fiscal 2000 declined to $12 million from $15 million in the second quarter of 1999. Segment operating margins declined to 11.1 percent in the second quarter of 2000 from 12.8 percent in the same period a year ago primarily due to higher raw material costs, product mix and increased new product development spending. PVC resin prices increased approximately $2 million compared to the second quarter of 1999. For the six months ended May 31, 2000, segment operating profit decreased to $21 million from $26 million, a decline of 19 percent. The segment has implemented price increases during the first six months of this year which have partially offset higher costs in coated fabrics, roofing systems and wallcoverings.

    Net sales for the Performance Chemicals segment in the second quarter of fiscal 2000 increased 8 percent to $88 million compared to $82 million in the second quarter of 1999. The increase resulted from volume increases excluding acquisitions of 7 percent, as well as achieving some success with price increases.

    Segment operating profit for Performance Chemicals during the second quarter of fiscal 2000 declined to $0.4 million from $9 million in the second quarter of 1999. Segment operating margins declined to 0.5 percent in the second quarter of 2000 from 11.3 percent in the same period a year ago primarily due to significantly higher raw material prices which adversely impacted operating profit by $12 million. The Company has successfully introduced product price increases in specialty chemicals and carpet and textile markets, while price increases for the paper business are now beginning to materialize. The segment's operating margins are expected to improve in the last six months of this year, but results will be highly dependent on future raw material pricing and the successful implementation of price increases for the Company's products. For the six months ended May 31, 2000 segment operating profit decreased to $1 million from $15 million, a decline of 96 percent. The decline was directly attributable to significantly higher raw material prices for styrene and butadiene monomers.

    During the quarter, the Company finalized the acquisition of the specialty/ textile coatings business of High Point Textile Auxiliaries, LLC, a subsidiary of Kao Corporation. The acquisition will broaden product offerings and combine value-added compounding capabilities. The products will be produced at Performance Chemicals' Greensboro, North Carolina plant.

FINANCIAL RESOURCES AND CAPITAL SPENDING

    Cash flow provided by operating activities for the first six months of fiscal 2000 was $85 million as compared to $14 million in the first six months of 1999. The change was primarily due to the receivables sale of $75 million.

    For the first six months of 2000, $21 million was used for investing activities, which included the acquisitions of the specialty/textile coating business for $1 million, additional capital investment of $3 million for the Singapore investment and capital expenditures of $17 million. During the first six months of 1999, $16 million was used for investing activities, which included the acquisitions of the global latex floor care business of Morton International for $8 million and the Fitchburg, Massachusetts facility for $9 million (of which $3 million was paid in cash). The Company also had capital expenditures of $14 million offset by $9 million from proceeds from asset dispositions during the first half of 1999.

    For the first six months of 2000, $68 million was used for financing activities, which included the Company's share repurchase program, and the use of proceeds from the receivables sale described in Note E on page 8, to reduce existing debt. The Company expects to save $0.5 million on an annual basis from the receivables sale program. For the same period a year ago, cash flow provided by financing activities was $5 million.

    As described in Note I on page 9, the Company has an unsecured $300 million revolving credit facility which expires in September 2004. At May 31, 2000, the unused and available balance under this Facility was $150 million. The Company pays a variable commitment fee, which is currently .30 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR and were at an average rate of 7.37 percent at May 31, 2000. The Facility is available for working capital, capital expenditures and acquisition needs.

    Based upon current and anticipated levels of operation and plans for integrating recent acquisitions, management believes that cash flow from operations, combined with borrowings that are available under the credit facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next twelve months. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The Company's ability to meet its current and anticipated operating requirements will be dependent upon the Company's future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including some factors beyond the Company's control. Depending on the nature, size and timing of future acquisitions, the Company may be required to raise additional financing. In addition, the tax rules related to the spin-off may limit the Company's ability for a period of time to fund acquisitions through the issuance of equity securities. Substantially all of the debt of OMNOVA Solutions will bear interest at variable rates; therefore, its liquidity and financial condition are and will continue to be, affected by changes in prevailing interest rates.

ENVIRONMENTAL MATTERS

    OMNOVA Solutions' policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions' Condensed Consolidated Balance Sheet as of May 31, 2000 reflects environmental reserves of $1.2 million. Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect future results of operations, liquidity, capital resources or the consolidated financial condition of the Company.

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

     The outcomes of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions. In addition to certain contingency matters and their respective cautionary statements discussed in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999, and in the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, the Forward-Looking Statements section of this Management's Discussion and Analysis indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Some important factors that could cause OMNOVA Solutions' actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

     -   General economic trends affecting OMNOVA Solutions' markets

     - Raw material prices for chemical feed stocks including polyvinyl chloride, styrene and butadiene

     -   Procurement of raw materials feed stocks

     - Governmental and regulatory policies including environmental regulations

     -   OMNOVA Solutions' acquisition activities

     - Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations

     -   OMNOVA Solutions' ability to obtain financing at anticipated rates

     -   Expected continued benefits from integration of acquisitions

    Additional risk factors may be described from time to time in OMNOVA Solutions' filings with the Securities and Exchange Commission. All these risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond the Company's control.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company's practice is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of OMNOVA Solutions' long-term debt, which is under the revolving credit facility described in Note I on page 9, matures in the year 2004 and is variable. The average variable interest rate applicable to this debt was 7.37 percent as of May 31, 2000. Since OMNOVA Solutions' long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

    Although OMNOVA Solutions conducts business in foreign countries, international operations were not material to the Company's consolidated financial position, results of operations or cash flows as of May 31, 2000. While international operations have not been significant in the past, the Company could be subject to material foreign currency exchange rate risk with respect to future operations and cash flows due to OMNOVA Solutions' acquisition of the European wallcovering business in late 1998. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

    Information concerning legal proceedings, including environmental matters, which appears in Note J on page 9 of this report, is incorporated herein by reference. Based upon information which is currently available and consulting with legal counsel, none of such legal proceeding is believed to constitute a "material pending legal proceedings" within the meaning of Item 103 of Regulation S-K (17 CFR Reg. 229.103) and the Instructions thereto.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a) EXHIBITS

        Exhibit                         Description
        -------------------------------------------------------------------
        3.1 Amended and Restated Articles of OMNOVA Solutions Inc. (as filed with the Secretary of State of Ohio on September 17,
                 1999).

        3.2      Amended and Restated Code of Regulations of
                 OMNOVA Solutions Inc.

                 Material Contracts
                 ------------------
        10.1 Receivables Sale Agreement Dated as of May 1, 2000 Between OMNOVA Solutions Inc. as Seller, and OMNOVA Receivables Corporation, as Buyer.

        10.2 Receivables Purchase Agreement Dated as of May 1, 2000 Among OMNOVA Receivables Corporation, OMNOVA
                 Solutions Inc., Falcon Asset Securitization Corporation and Bank One, N.A.

        Exhibit                           Description
        -----------------------------------------------------------------------

        10.3* Amended and Restated Severance Agreement Dated as of January 4, 2000 granted to Kevin M. McMullen by OMNOVA Solutions Inc.

        10.4* Director and Officer Indemnification Agreement Dated as of March 29, 2000 granted to Kevin M. McMullen by OMNOVA Solutions Inc.

        27        Financial Data Schedule.
                  (Filed for EDGAR only)


        *Management Contract or Compensatory Arrangement.


   b)   Reports on Form 8-K
        -------------------

        OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended May 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OMNOVA SOLUTIONS INC.



Date     July 10, 2000                       By  /s/ M.E. Hicks
      ---------------------                      -------------------------------
                                                 M. E. Hicks
                                                 Senior Vice President and Chief
                                                 Financial Officer

Date     July 10, 2000                       By  /s/ J.C. LeMay
      ---------------------                      -------------------------------
                                                 J. C. LeMay
                                                 Senior Vice President, Law;
                                                 General Counsel