Form 10-Q
period 2000-08-31
OMNOVA SOLUTIONS INC
filed 2000-10-13
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2000	Commission File Number 1-15147

OMNOVA Solutions Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1897652

(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road      Fairlawn, Ohio 44333-3300
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      X           NO ____

At September 30, 2000, there were 39,576,001 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

1

OMNOVA SOLUTIONS INC.

Part I. Financial Information		Page No.

Item 1. Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income - Three Months and Nine Months Ended August 31, 2000 and 1999	-3-

	Condensed Consolidated Balance Sheets - August 31, 2000 and November 30, 1999	-4-

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended August 31, 2000 and 1999	-5-

	Notes to the Unaudited Condensed Consolidated Financial Statements as of August 31, 2000	-6-

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	-11-

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	-15-

Part II. Other Information

	Item 6. Exhibits and Reports on Form 8-K	-15-

Signatures		-16-

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,

	2000	1999	2000	1999

Net Sales	$200.1	$202.9	$580.8	$570.0

Costs and Expenses

Cost of products sold	144.1	132.7	411.6	367.1

Selling, general and administrative	42.0	40.6	122.9	117.2

Depreciation and amortization	8.1	6.8	25.3	23.6

Interest expense	3.5	4.9	11.3	14.8

Other (income) expense, net	1.7	1.1	1.5	.8

Unusual items	(.1)	—	.1	.5

	199.3	186.1	572.7	524.0

Income Before Income Taxes	.8	16.8	8.1	46.0

Income tax provision	(.3)	(6.7)	(3.2)	(18.4)

Net Income	$.5	$10.1	$4.9	$27.6

Earnings Per Share of Common Stock

Basic	$.01	$.24	$.12	$.66

Diluted	$.01	$.24	$.12	$.65

Average shares outstanding (in thousands)
Basic	39,576	41,826	40,310	41,712

Diluted	39,603	42,391	40,366	42,192

Cash dividends paid per share of common stock	$.05	$.15	$.15	$.45

      See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	August 31,	November 30,
	2000	1999

ASSETS:

Current Assets

Cash and cash equivalents	$8.1	$10.5

Accounts receivable, net	58.9	122.0

Inventories	66.5	68.4

Deferred income taxes	11.6	11.6

Prepaid expenses and other	8.7	9.3

Total Current Assets	153.8	221.8

Property, plant and equipment, net	215.0	212.0

Goodwill, net	154.7	158.4

Patents and other intangible assets, net	75.9	78.4

Prepaid pension	44.0	41.4

Other assets	23.7	10.5

Total Assets	$667.1	$722.5

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities

Notes payable	$25.0	$10.5

Accounts payable	81.7	82.9

Accrued payroll and personal property taxes	13.9	16.7

Other current liabilities	14.3	20.3

Total Current Liabilities	134.9	130.4

Long-term debt	150.0	190.0

Postretirement benefits other than pensions	51.3	51.7

Deferred income taxes	18.1	16.3

Other liabilities	19.3	19.4

Shareholders’ Equity

Preference stock — $1.00 par value; 15 million shares authorized; none outstanding	—	—

Common stock — $0.10 par value; 135 million shares authorized; 42 million shares outstanding	4.2	4.2

Additional contributed capital	308.5	308.5

Retained earnings	.7	1.8

Accumulated other comprehensive (loss) income	(5.8)	.2

Treasury stock at cost; 2.2 million shares	(14.1)	—

Total Shareholders’ Equity	293.5	314.7

Total Liabilities and Shareholders’ Equity	$667.1	$722.5

      See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	August 31,

	2000	1999

Operating Activities Net income	$4.9	$27.6

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for unusual items	.1	.5

Depreciation, amortization and (gain)/loss on disposal of fixed assets	24.8	27.1

Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:

Current assets	66.2	(20.9)

Current liabilities	(9.6)	(8.0)

Other non-current assets	.9	(1.4)

Other non-current liabilities	1.3	1.7

Net Cash Provided By Operating Activities	88.6	26.6

Investing Activities Capital expenditures	(24.0)	(22.1)

Proceeds from business and asset dispositions	—	9.0

Business acquisitions and joint venture investments	(15.4)	(13.3)

Net Cash Used In Investing Activities	(39.4)	(26.4)

Financing Activities Long-term debt incurred	65.0	—

Long-term debt paid	(105.0)	—

Net short-term debt incurred	14.5	—

Dividends	(6.0)	—

Share repurchase plan	(14.1)	—

Other	(6.0)	—

Net transactions with GenCorp	—	2.0

Net Cash (Used In) Provided By Financing Activities	(51.6)	2.0

Net (Decrease) Increase in Cash and Equivalents	(2.4)	2.2

Cash and equivalents at beginning of year	10.5	3.5

Cash and equivalents at end of period	$8.1	$5.7

Cash paid for interest and income taxes was $12.1 million and $4.3 million for the nine months ended August 31, 2000. Cash paid for interest and income taxes for the nine months ended August 31, 1999 was paid by GenCorp Inc. and was included in net transactions with GenCorp Inc. prior to the spin-off

See notes to the unaudited interim condensed consolidated financial statements

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AUGUST 31, 2000

Note A — Basis of Presentation

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

      Financial data included in the accompanying unaudited interim consolidated financial statements for the nine month period ended August 31, 1999 were prepared on a combined basis; however, for financial statement reporting purposes, the financial statements for all periods presented are labeled as consolidated. They reflect the historical operations of OMNOVA Solutions businesses prior to the spin-off.

      As indicated in the notes to the audited financial statements included in the Annual Report, GenCorp provided certain general and administrative services to OMNOVA Solutions prior to the spin-off. The cost for these services was allocated to OMNOVA Solutions based upon a formula that included sales, gross payroll, and average invested capital. Management of OMNOVA Solutions believes that the allocation of cost for these services was reasonable.

      All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the nine month period ended August 31, 2000 have been reflected. The results of operations for the nine month period ended August 31, 2000 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

      Certain reclassifications have been made to conform prior year’s data to the current presentation.

Note B — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per share amounts	August 31,		August 31,

and shares in thousands)	2000	1999	2000	1999

Numerator

Net income	$.5	$10.1	$4.9	$27.6

Denominator

Denominator for basic earnings per share - weighted average shares	39,576	41,826	40,310	41,712

Effect of dilutive securities:

Employee stock options	27	565	56	480

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	39,603	42,391	40,366	42,192

Earnings Per Share Of Common Stock

Basic	$.01	$.24	$.12	$.66

Diluted	$.01	$.24	$.12	$.65

      On November 29, 1999, the Company announced that its Board of Directors authorized the purchase from time to time of up to $25 million of OMNOVA Solutions’ common stock. The stock repurchases may be made over a period of up to 18 months, principally through open market transactions or in privately-negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. During the first nine months of 2000, approximately 2.2 million shares were repurchased at a total cost of $14.1 million.

Note C — Comprehensive Income

      The components of total comprehensive (loss) income were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,

(Dollars in millions)	2000	1999	2000	1999

Net income	$.5	$10.1	$4.9	$27.6

Adjustments

Primarily foreign currency translation effect	(2.2)	.4	(6.0)	(1.0)

Total comprehensive (loss) income	$(1.7)	$10.5	$(1.1)	$26.6

Note D — Acquisitions, Divestitures and Other Matters

      On July 31, 2000, OMNOVA Solutions formed a joint venture with Brewster Wallpaper Corp. The new company, Muraspec N.A., LLC, will serve as a national distributor for a diverse offering of decorative and functional wall surfaces in the United States and Canada. The Company contributed $0.1 million, certain distribution rights and other assets, for its 50.1 percent ownership in the joint venture and will consolidate the venture from the date of formation.

      On June 27, 2000, the Company formed a joint venture with Thailand-based conglomerate Charoen Pokphand Group, to acquire a Shanghai, China-based PVC coated fabrics business. The joint venture will further strengthen and expand the Company’s position in the Asia-Pacific region. OMNOVA Solutions’ initial investment in the joint venture was $5 million. The joint venture is accounted for using the equity method and is included in the results of operations of the Company from the date of formation.

      On August 4, 1999, the Company formed a joint venture company with Thailand-based conglomerate Charoen Pokphand Group. The new company, CPPC Decorative Products Co., Ltd., serves the decorative PVC film and fabric markets in the Asia-Pacific region and provides expanded product lines to North America and Europe. OMNOVA Solutions’ initial investment in the joint venture was $2.6 million and is accounted for under the equity method. On June 15, 2000, the Company made an additional investment of $7.9 million.

Note E — Accounts Receivable Sale

      On May 1, 2000 the Company formed a wholly-owned subsidiary, OMNOVA Receivables Corp., a qualifying special-purpose entity (SPE), and entered into an agreement whereby the Company may sell up to $75 million of trade receivables through the SPE. At August 31, 2000, $69.5 million of the $75 million available under the program was utilized. The allowance for doubtful accounts has been retained on the Company’s consolidated balance sheet. The sale was reflected as a reduction of trade accounts receivable and the related recurring costs of the program, which totaled $1.3 million for the quarter, were recorded as other expense. The initial one-time fees of $0.2 million were recorded as an unusual item. The proceeds from the sale were used to reduce borrowings under committed lines of credit and are reported as operating cash flows in the Company’s consolidated statement of cash flows.

Note F — Unusual Items

      During the third quarter of fiscal 2000, the Company recorded a restructuring charge of $0.9 million as a result of the actions to better align Decorative & Building Products' overall cost structure and organization with planned revenue levels. The amount relates primarily to a planned salary workforce reduction. As of August 31, 2000, $0.3 million of this reserve has been utilized. The charge was offset by a reversal of $1.0 million for unused severance reserves associated with prior restructuring activities.

Note G — Inventories

      Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s judgments of expected year-end inventory levels. Components of inventory are as follows:

	August 31,	November 30,
(Dollars in millions)	2000	1999

Raw materials and supplies	$26.7	$31.1

Work-in-process	6.0	5.9

Finished products	68.3	65.6

Approximate replacement cost of inventories	101.0	102.6

Reserves, primarily LIFO	(34.5)	(34.2)

	$66.5	$68.4

Note H — Property, Plant and Equipment, Net

	August 31,	November 30,
(Dollars in millions)	2000	1999

Land	$9.4	$9.7

Building and improvements	88.2	89.5

Machinery and equipment	298.3	296.7

Construction in progress	33.2	16.3

	429.1	412.2

Accumulated depreciation	214.1	200.2

	$215.0	$212.0

Note I — Long-term Debt and Credit Lines

      On September 30, 1999, the Company entered into a five-year unsecured $300 million revolving credit facility (Facility) which expires in September 2004. At August 31, 2000, the unused and available balance under this Facility was $150 million. The Company pays a variable commitment fee, which is currently .30 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 8.1 percent at August 31, 2000. The Facility contains various debt, dividend and investment restrictions and provisions requiring maintenance of an earnings before interest, taxes, depreciation and amortization to interest coverage (EBITDA/Interest Expense) ratio of 3.5 to 1.00 and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratio of 3.25 to 1.00. The Facility is utilized for working capital, capital expenditures and acquisition needs.

      At August 31, 2000, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $32.5 million, of which $25 million was outstanding. Interest rates for these lines of credit were variable and were at an average rate of 7.5 percent on August 31, 2000. Borrowings under such lines are payable on demand. The Company also had outstanding letters of credit totaling $1.1 million at August 31, 2000.

Note J — Contingencies

      OMNOVA Solutions is subject to various legal actions and governmental proceedings. In the opinion of management, after reviewing the information which is currently available with respect to such matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect future results of operations, liquidity or the financial condition of the Company.

Note K — Segments

      The Company operates two business segments, Decorative & Building Products and Performance Chemicals. The Company’s reportable segments are strategic business units that offer different products and services.

      Segment operating profit represents net sales less applicable costs and expenses relating to operations. Segment operating profit excludes corporate income and expense, provisions for unusual items, interest expense and income taxes.

      The following table sets forth a summary of operations for the quarter by segment and a reconciliation to consolidated income before taxes:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,

(Dollars in millions)	2000	1999	2000	1999

Net Sales

Decorative & Building Products	$109.4	$119.6	$321.5	$331.0

Performance Chemicals	90.7	83.3	259.3	239.0

	$200.1	$202.9	$580.8	$570.0

Income

Decorative & Building Products	$7.5	$13.0	$28.7	$39.2

Performance Chemicals	1.0	9.2	1.6	24.3

Segment Operating Profit	8.5	22.2	30.3	63.5

Interest expense	(3.5)	(4.9)	(11.3)	(14.8)

Corporate other income and (expense), net	(2.4)	(.1)	(4.9)	(.1)

Corporate expenses	(1.9)	(.4)	(5.9)	(2.1)

Unusual items	.1	—	(.1)	(.5)

Income before taxes	$.8	$16.8	$8.1	$46.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
Of Operations

Results of Operations Three months Ended August 31, 2000 and 1999

      Net sales for the third quarter of 2000 were $200 million compared to $203 million in the third quarter of 1999, a decrease of one percent. The slight sales downturn was primarily attributable to industry-wide inventory corrections across several of the Company’s served markets during the quarter. Total segment operating profit declined to $9 million for the third quarter of 2000 versus $22 million in the third quarter of 1999. Operating margins decreased to 4.2 percent from 10.9 percent in the third quarter of 1999 due to continued raw material price increases which totaled $15 million versus last year.

      Net sales for Decorative & Building Products for the current quarter was $109 million, a decrease of nine percent from the $120 million reported in the third quarter of 1999. Although sales declined in total for the quarter, the segment experienced increased sales in coated fabrics and building products due to new product introductions and marketing initiatives. However, sales declined in wallcoverings due to planned changes in key North American distributor relationships and in decorative laminates due to lower customer orders in the manufactured housing, recreational vehicle and kitchen cabinet markets.

      Segment operating profit for the third quarter of 2000 was $8 million versus $13 million in the third quarter of 1999. Segment operating margins declined to 6.9 percent in the third quarter of 2000 from 10.9 percent for the same period a year ago. The decline was due to substantially higher raw material costs, primarily PVC resin prices, which increased approximately $2 million versus the same period a year ago.

      The segment has implemented price increases across most of its product lines to partially offset higher raw material costs. Additionally in July 2000, the business implemented a restructuring plan to better align its overall cost structure and organization with planned revenue levels. The restructuring plan, totaling $0.9 million, primarily relates to salaried workforce reductions. The workforce reductions are expected to provide a benefit of over $4 million in 2001 and to be completed by the end of the first quarter. As of August 31, 2000, $0.3 million of this restructuring reserve had been utilized.

      During the third quarter of 2000, the business segment formed a joint venture with Brewster Wallpaper Corp. The new company, Muraspec N.A., LLC will serve as a national distributor for a diverse offering of decorative and functional wall surfaces in the United States and Canada.

      Net sales for Performance Chemicals increased for the third quarter of 2000 by 9 percent to $91 million compared to $83 million in the third quarter of 1999. The increase resulted from both segment wide volume growth and from successfully implementing price increases for styrene butadiene latex products for the paper industry.

      Segment operating profit during the third quarter of 2000 was $1 million versus $9 million in the third quarter of 1999. Segment operating margins declined to 1.1 percent in the third quarter of 2000 versus 11.0 percent in the 1999 third quarter. The decline in operating margins was due to significantly higher raw material prices, primarily styrene and butadiene monomers, which adversely impacted operating profit by $13 million.

Results of Operations First Nine Months Fiscal 2000 Compared to Fiscal 1999

      Net sales for the Company in the first nine months of 2000 increased 2 percent to $581 million compared to $570 million in the first nine months of 1999. Sales increases in Performance Chemicals and Building Products were offset by lower volumes in Decorative Products, primarily in wallcoverings and decorative laminates.

      Segment operating profit declined to $30 million for the first nine months of 2000 from $64 million for the first nine months of 1999. Segment operating margins declined to 5.2 percent in the first nine months of 2000 versus 11.1 percent in the first nine months of 1999. The decline is primarily due to significantly higher raw material costs.

      Net sales for Decorative & Building Products decreased for the first nine months of 2000 by 3 percent to $322 million from $331 million for the first nine months of 1999, primarily related to lower volumes in wallcoverings sales due to planned changes in key North American distributor relationships and a decline in decorative laminates’ sales due to downturns in the manufactured housing market. Segment operating profit during the first nine months of 2000 declined to $29 million versus $39 million in the first nine months of 1999. Segment operating margins declined to 8.9 percent for the first nine months of 2000 versus 11.8 percent for the first nine months of 1999. The decline was primarily due to significantly higher raw material costs over the prior year.

      During the first nine months of 2000, Decorative & Building Products completed a joint venture to form Muraspec N.A., LLC to serve as a national distributor for a diverse offering of decorative and functional wall surfaces in the United States and Canada. Additionally, the business segment made $13 million of investments in its Thailand and China-based ventures to strengthen its presence in the Asia-Pacific region and provide expanded product lines to North America and Europe.

      Net sales for Performance Chemicals increased for the first nine months of 2000 by 8 percent to $259 million compared to $239 million in the first nine months of 1999. The increase reflects improvements in the paper coating and floor care businesses. Segment operating profit of $2 million for the first nine months of 2000 declined from $24 million for the same period in the prior year. Segment operating margins declined to 0.6 percent in the first nine months of 2000 versus 10.2 percent in the first nine months of 1999. The decline is primarily due to significantly higher raw material costs. During the nine months ended August 31, 2000, the Company successfully introduced product price increases which partially offset higher raw material costs in the specialty, carpet, textile and paper markets.

      During fiscal 2000, Performance Chemicals acquired the specialty/textile coatings business of High Point Textile Auxiliaries LLC for $1 million. The acquisition broadened product offerings and combined value-added compounding capabilities for its customers.

      Interest expense declined to $11 million for the first nine months of 2000 versus $15 million for the same period in the prior year. The decrease reflects the Company’s actual interest expense as a stand-alone entity in fiscal 2000 as opposed to allocated expenses from GenCorp in 1999 and the impact of the accounts receivable sale program in fiscal 2000 which reduced the overall debt level of the Company.

Financial Resources and Capital Spending

      Cash flow provided by operating activities for the first nine months of fiscal 2000 was $89 million as compared to $27 million for the first nine months of 1999. The change was primarily due to the sale of $70 million of accounts receivable.

      For the first nine months of 2000, $39 million was used for investing activities consisting primarily of $13 million related to joint venture investments and capital expenditures of $24 million. For the first nine months of 1999, $27 million was used for investing activities primarily related to capital expenditures of $22 million, with the remaining $5 million related to the net effect of acquisitions and sales of businesses.

      Cash flow used in financing activities for the first nine months of fiscal 2000 was $52 million compared to $2 million provided in the first nine months of fiscal 1999. The increased use of cash was due to the Company’s share repurchase program, dividend payments and the use of proceeds from the accounts receivable sale described in Note E on page 8 to reduce existing debt.

      As described in Note I on page 9, the Company has an unsecured $300 million revolving credit facility which expires in September 2004. At August 31, 2000, the unused and available balance under this Facility was $150 million. The Company pays a variable commitment fee, which is currently .30 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR and were at an average rate of 8.12 percent at August 31, 2000. The Facility is available for working capital, capital expenditures and acquisition needs.

      Based upon current and anticipated levels of operation and plans for integrating recent acquisitions, management believes that cash flow from operations, combined with borrowings that are available under the credit facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next twelve months. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The Company’s ability to meet its current and anticipated operating requirements will be dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including some factors beyond the Company’s control. Substantially all of the debt of OMNOVA Solutions will bear interest at variable rates; therefore, its liquidity and financial condition are and will continue to be, affected by changes in prevailing interest rates.

Environmental Matters

      OMNOVA Solutions’ policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions’ Condensed Consolidated Balance Sheet as of August 31, 2000 reflects environmental reserves of $1.2 million. Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect future results of operations, liquidity, capital resources or the consolidated financial condition of the Company.

Adoption of the Euro

      Management believes that the adoption of the Euro by the European Economic Community will not have a material impact on the Company’s international businesses. The Company’s foreign operations currently are small and each operation conducts the majority of its business in a single currency with minimal price variations between countries.

Subsequent Events

      On October 9, 2000, the Company signed a letter of intent to form a strategic alliance with Rohm & Haas to provide total coating solutions for the paper and paperboard industries. A final agreement is anticipated by the end of 2000.

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this report. These discussions and any other discussions contained in this report, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties; in particular, this pertains to management’s comments on financial resources and capital spending.

      The outcomes of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions. In addition to certain contingency matters and their respective cautionary statements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999, and in the Company’s Quarterly Reports on Form 10-Q for the quarters ending May 31, 2000 and February 29, 2000, the Forward-Looking Statements section of this Management’s Discussion and Analysis indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Some important factors that could cause OMNOVA Solutions’ actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

- General economic trends affecting OMNOVA Solutions’ markets

- Raw material prices for chemical feed stocks including polyvinyl chloride, styrene and butadiene

- Procurement of raw materials feed stocks

- Governmental and regulatory policies including environmental regulations

- OMNOVA Solutions’ acquisition activities

- Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations

- OMNOVA Solutions’ ability to obtain financing at anticipated rates

- Expected continued benefits from integration of acquisitions

      Additional risk factors may be described from time to time in OMNOVA Solutions’ filings with the Securities and Exchange Commission. All these risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond the Company’s control.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company’s practice is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of OMNOVA Solutions’ long-term debt, which is under the revolving credit facility described in Note I on page 9, matures in the year 2004 and is variable. The average variable interest rate applicable to this debt was 8.1 percent as of August 31, 2000. Since OMNOVA Solutions’ long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

      The Company is subject to foreign currency exchange risk due to the acquisition of the European wallcovering business in late 1998. As discussed in Note C on page 7, the Company has experienced a comprehensive loss of $1.1 million as of August 31, 2000 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Information concerning legal proceedings, including environmental matters, which appears in Note J on page 10 of this report, is incorporated herein by reference. Based upon information which is currently available and consulting with legal counsel, none of such legal proceedings is believed to constitute a “material pending legal proceeding” within the meaning of Item 103 of Regulation S-K (17 CFR Reg. 229.103) and the Instructions thereto.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Table		Exhibit

Item No.	Exhibit Description	Number

27	Financial Data Schedule	27
	(Filed for EDGAR only)

b) Reports on Form 8-K

OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended August 31, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date October 12, 2000	By /s/ M. E. Hicks

M. E. Hicks

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

Date October 12, 2000	By /s/ J. C. LeMay

J. C. LeMay

Senior Vice President, Law; General Counsel

(Duly Authorized Officer)