Form 10-K405
period 2000-11-30
OMNOVA SOLUTIONS INC
filed 2001-02-09
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2000	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

     Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value 10¢ per share	New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of February 4, 2001, was $250,796,945.

     As of February 4, 2001, there were 39,576,001 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2001 Proxy Statement of OMNOVA Solutions Inc. are incorporated by reference into Part III of this Report.

OMNOVA SOLUTIONS INC.

Annual Report on Form 10-K

For the Fiscal Year Ended November 30, 2000

Item
Number		Page

	PART I

1	Business	1

2	Properties	7

3	Legal Proceedings	8

4	Submission of Matters to a Vote of Security Holders	8

4A	Executive Officers of the Registrant	8
	PART II

5	Market for Registrant’s Common Equity and Related Stockholder Matters	10

6	Selected Financial Data	10

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

7A	Quantitative and Qualitative Disclosure About Market Risk	16

8	Consolidated Financial Statements and Supplementary Data	16

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
	PART III

10	Directors and Executive Officers of the Registrant	38

11	Executive Compensation	38

12	Security Ownership of Certain Beneficial Owners and Management	38

13	Certain Relationships and Related Transactions	38
	PART IV

14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	38

	Signatures	41

PART I

Item 1.  Business

Introduction

      OMNOVA Solutions Inc. (OMNOVA Solutions or Company) was organized in June 1999 as a wholly-owned subsidiary of GenCorp Inc. as part of a plan to spin-off GenCorp’s Performance Chemicals and Decorative & Building Products businesses as a separate publicly traded company. On October 1, 1999 OMNOVA Solutions Inc. became an independent publicly-held company when GenCorp Inc. distributed a dividend payable in one share of OMNOVA Solutions common stock for each share of GenCorp common stock held on the September 27, 1999 record date (the “spin-off”). The Company’s headquarters are at 175 Ghent Road, Fairlawn, Ohio 44333.

      OMNOVA Solutions operates two business segments, Decorative & Building Products and Performance Chemicals. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surface products including commercial wallcovering, coated fabrics, printed and solid color surface laminates, graphic arts and industrial films, and transfer printed products for furniture, transportation, cabinets, home furnishings, apparel, new construction and remodeling and other commercial applications, as well as membrane systems for commercial and industrial roofing. The Performance Chemicals segment manufactures a broad range of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textiles and nonwovens, construction, floor care and various other specialty chemical applications. (Financial information relating to the Company’s business segments appears on pages 35 through 36 of this report.)

Background

      The Decorative & Building Products segment began in 1945 when The General Tire & Rubber Company, GenCorp’s predecessor, purchased the Jeannette, Pennsylvania coated fabrics facility from the Pennsylvania Rubber Company. In 1963 the Company built a production facility in Columbus, Mississippi to increase its capacity and product offerings in coated fabrics. The manufacturing of commercial wallcovering was added at the plant in the early 1970s. The Performance Chemicals business began in 1952 as a segment of The General Tire & Rubber Company. Initially, the business focused on the manufacture of latex, an emulsion polymer, for the paper industry and for tire cord adhesives in its Mogadore, Ohio facility. During the 1960s, the business began expanding its product lines for the paper and carpet industries, and in 1993 opened a latex plant in Green Bay, Wisconsin to better serve the needs of its paper customers in the upper Midwest.

      Decorative & Building Products expanded its commercial wallcovering capabilities in 1991 through the acquisition of Canadian General Towers’ commercial wallcovering business. With the 1998 acquisition of Walker Greenbank’s U.K.-based Muraspec commercial wallcovering businesses, Decorative & Building Products grew its worldwide leadership position in this product category. Muraspec provides a European manufacturing base and a distribution business with sales offices throughout the U.K. and Europe which serves as a key European distribution platform from which to market commercial wallcoverings and other decorative products. Goodyear’s Reneer Films Division was acquired in 1993, increasing vinyl film and decorative laminate capability for the Decorative & Building Products business and elevating its position in vinyl woodgrain laminates to number one in North America. In 1997, Decorative & Building Products acquired the Printworld business of Technographics, Inc., adding paper laminates to its vinyl laminate portfolio and gaining entry into transfer printing for home furnishings and apparel. In 1999, Decorative & Building Products formed a joint venture company with an affiliate of the Thailand-based Charoen Pokphand Group. The joint venture acquired a Rayong, Thailand decorative PVC film and coated fabrics business to serve the decorative vinyl film and fabric product based markets in the Asia-Pacific region and provide expanded product lines to North America and Europe. Strategic joint ventures in 2000 included the formation of another joint venture with the Charoen Pokphand Group which acquired a Shanghai, China-based PVC coated fabrics business to strengthen and expand the Company’s position in the Asia-Pacific region and the formation of Muraspec N.A. LLC, a joint venture with Brewster Wallpaper Corp. to serve as a national distributor for two of the Company’s wallcovering brands, Genon® and Muraspec™, as well as a diverse offering of other decorative and functional wall surfaces manufactured by others. The

GenFlex roofing products business was started in 1980 as a single product line (PVC) and has expanded over the years to include TPO and EPDM membrane systems for the domestic commercial roofing market.

      Performance Chemicals’ 1996 acquisition of Morton International’s Lytron® plastic pigment product line broadened offerings to the paper industry. The 1998 acquisition of Goodyear’s Calhoun, Georgia latex facility provided additional manufacturing capacity, a strong presence in the southeast and an expanded customer base. Performance Chemicals also acquired Sequa Chemicals’ U.S. specialty chemicals business in 1998, gaining manufacturing facilities in Chester, South Carolina and Greensboro, North Carolina. This acquisition expanded existing emulsion polymer market positions and provided entry into new, related specialty chemical markets. The fiscal year 1999 acquisition of PolymerLatex’s U.S. acrylics business in Fitchburg, Massachusetts provided a key northeast location while strengthening and diversifying served markets in acrylic emulsions and other specialty chemicals and the acquisition of Morton International’s global floor care polymer business in April 1999 provided Performance Chemicals with a new and complementary product line and new customers, based on existing manufacturing technology. In addition, the latest acquisition of the specialty/textile coatings business of High Point Textile Auxiliaries, LLC in 2000, broadened the total solution capability of the business. Performance Chemicals holds a strong number two market position in the domestic styrene butadiene latex industry. The number of Performance Chemicals facilities has increased from two to six in the past five years.

General

      OMNOVA Solutions develops, manufactures and markets emulsion polymers, specialty chemicals and decorative and building products for a variety of industrial, commercial and consumer markets. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surface products including commercial wallcovering, coated fabrics, printed and solid color surface laminates, graphic arts and industrial films, and transfer printed products for furniture, transportation, cabinets, home furnishings, apparel, new construction and remodeling and other commercial applications, as well as membrane systems for commercial and industrial roofing. The Performance Chemicals segment manufactures a broad range of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textiles and nonwovens, construction, floor care and various other specialty chemical applications.

      Design and development centers at segment locations focus on areas of technology, capabilities and design expertise relevant to their specific businesses. The Company also utilizes the OMNOVA Solutions Technology Center in Akron, Ohio. The Center supports research and development efforts across the Company and teams with the business segments to develop high impact technologies that enable new business opportunities by leveraging core competencies in cross-cutting application disciplines such as: (i) adhesives, coatings and printing inks; (ii) materials characterization and information technology; and (iii) materials selection, substitution and fabrication. (Information relating to research and development expense is set forth in Note G on page 27 of this report.)

      OMNOVA Solutions had approximately 2,500 employees at November 30, 2000 located at offices, plants and other facilities located principally throughout the United States and the United Kingdom.

      Of OMNOVA Solutions’ 2000 revenues, approximately 56% were derived from the Decorative & Building Products business and 44% from the Performance Chemicals business.

Products and Services

  Decorative & Building Products

      Decorative & Building Products is the leading global manufacturer of wallcoverings for commercial applications. Its product line includes a broad range of fabric-backed vinyl and paper-backed vinyl wallcovering designs. Its industry leading styling and design library covers a broad range of styles, patterns, textures, and colors, ranging from traditional to contemporary designs. Additionally, Decorative & Building Products has strengthened its leading position in commercial wallcoverings by leveraging its reputation for product durability and quality, its global distribution network, extensive emboss and print roll library, long-term customer relationships, and integrated manufacturing/distribution/sourcing value proposition. Well-known brand names include Bolta®, Essex®, Genon®, Lanark®, Tower™, X-Quest® and Muraspec™ in North America and Muralon and Muraspec in Europe. Key end user markets include the hospitality, healthcare and commercial office industries. Commercial wallcoverings represented 18.2%, 20.1% and 17.9% of OMNOVA Solutions’ consolidated revenues for fiscal 2000, 1999 and 1998, respectively.

      Based on industry data and information, Decorative & Building Products believes that it is the leading North American supplier of vinyl coated fabrics and urethane fabrics for contract and residential home furnishings, transportation seating and marine applications as well as a variety of other industrial and commercial end use applications. Its coated fabrics offer durable, stain resistant and cost effective alternatives or complements to leather and textile coverings. Competitive advantages in the coated fabrics industry are based on creative design and styling capabilities, performance enhancing coatings, innovative technical support programs, leading brand names and established distribution channels. Coated fabrics represented 10.7%, 10.4% and 12.0% of OMNOVA Solutions’ consolidated revenues for fiscal 2000, 1999 and 1998, respectively.

      Decorative & Building Products believes that it is a leading supplier of decorative surfacing laminates for wood and metal applications and that it holds the number one North American position in combined paper and vinyl woodgrain laminates. Decorative laminate products are manufactured utilizing vinyls, lightweight papers and foils. Unique ultraviolet (UV) and electronic beam (EB) coatings provide scratch, stain and UV resistance. In addition, Decorative & Building Products has further differentiated itself in the decorative laminate market as a single source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries, building a unique library of matched vinyl and paper laminate design patterns and textures and developing rapid make-to-order production capabilities. Important markets for these products include furniture, kitchen cabinets, manufactured housing, flooring laminates, consumer electronics and wrapped wood components. In particular, the growing ready-to-assemble furniture market provides attractive opportunities for Decorative & Building Products’ unique decorative laminates product offerings. Double polished clear vinyl films for the graphic arts, office products and stationery markets are also produced. Decorative laminates represented 8.8%, 9.7% and 11.8% of OMNOVA Solutions’ consolidated revenues for fiscal 2000, 1999 and 1998, respectively.

      Decorative & Building Products is also a leading North American manufacturer and marketer of single-ply roofing membrane systems for the commercial and industrial roofing market. Selling under the GenFlex™ brand name, it was the first in the industry and is one of few North American single-ply roofing suppliers that offers all three single-ply roofing systems, EPDM, TPO and PVC. This allows for a tailored solution for each type of roofing application requirement. Through the introduction of innovative products, GenFlex roofing systems has developed programs that reduce the time and cost of installation. GenFlex roofing systems represented 13.7%, 12.8% and 12.9% of OMNOVA Solutions’ consolidated revenues for fiscal 2000, 1999 and 1998, respectively.

      Through its Monroe operations, Decorative & Building Products manufactures heat-transfer prints on paper used to decorate apparel and home furnishings. Heat-transfer printing is an innovative, unique process for printing intricate patterns on synthetic fabrics that can be used widely in the home furnishing, commercial furnishing and apparel industries.

      Decorative & Building Products has established leading positions in all of its product categories by utilizing the Company’s core competencies in design, compounding, calendering, printing, embossing and coating. Given similar core competencies and base technology requirements, the business is able to leverage its investments in manufacturing, technology, process and design improvements across this broad set of product lines and benefit from economies of scale. In addition, its broad offering of decorative products uniquely positions it to provide integrated decorative solutions for its customers.

  Performance Chemicals

      Performance Chemicals manufactures a broad line of emulsion polymers and specialty chemicals for use in the paper, carpet, textile, nonwovens, construction, graphic arts, coatings, adhesives, floor care and transportation industries. Performance Chemicals’ products for the paper industry improve the strength, gloss and printability of its customers’ products. These products are primarily used in the manufacture of coated papers for applications such as magazines, catalogs, direct mail advertising and inserts, photo papers and office forms. Paper coatings represented 18.4%, 17.4% and 17.8% of OMNOVA Solutions’ consolidated revenues for fiscal 2000, 1999 and 1998, respectively. Latex formulations are also used to provide these same characteristics to paperboard packaging for food, household and other consumer and industrial products. The business is also a leading producer of styrene butadiene latex for use as carpet backing adhesive, which secures carpet fibers to backing materials. Through the 1998 acquisition of Sequa Chemicals, Performance Chemicals significantly expanded its product line breadth to include specialty additives for coating formulations such as lubricants and insolubilizers and wet end opacifiers used in the making of paper. The acquisition significantly expanded total product offerings to paper customers and enabled Performance Chemicals to generate significant synergies through consolidated purchasing of acrylic monomers, cross-selling of polymers and auxiliary chemicals and enhanced applications development. Additionally, the acquisition added a diverse line of textile processing, coating and finishing chemicals that provide water, stain and oil repellency and permanent press properties to natural and synthetic textile fibers for apparel, home furnishings and carpet upholstery applications. The specialty/textile coatings acquisition from High Point provided additional value-added compounded latex coating products to Performance Chemicals’ textile chemicals customers.

      Performance Chemicals’ product portfolio includes a growing specialty segment that provides resins, binders, coatings, adhesives and saturants to a broad variety of markets that include nonwovens, graphic arts, industrial coatings, floor care and construction. These products provide greater strength, improved processibility and enhanced appearance and function for customer products.

      With a strong leadership position in the latex industry, Performance Chemicals is recognized in all of its markets for its core capabilities in polymer technology, its ability to rapidly develop highly customized products and its ability to provide innovative, cost effective customer solutions.

Business Strategy

      Organic Growth by Providing Total Solutions. OMNOVA Solutions intends to grow organically by developing long-term customer relationships and positioning itself as the preferred total solutions partner. OMNOVA Solutions’ strategy is to avoid commodity market segments and focus on products that are highly customized to meet specific customer requirements. These relationships have enabled OMNOVA Solutions to develop innovative products that provide superior functional performance, higher, more attractive, decorative content, and more efficient, lower cost production processes to meet customers’ specific application needs and enhance the value of their products. For example, new roofing system developments have provided significant benefits to contractors and building owners by substantially reducing installation time and labor costs.

      Pursue Growth through Strategic Acquisitions and Alliances. OMNOVA Solutions’ businesses have achieved significant growth through acquisitions of and enabling alliances with companies that build on existing markets and core product and process technologies. OMNOVA Solutions plans to continue to pursue acquisitions, strategic partnerships and joint ventures in the future, targeting technologies and products in higher growth markets that are strategically related to its existing competencies, product portfolio, customer base or markets.

      Leverage Core Competencies Across Businesses. OMNOVA Solutions’ expertise in high performance polymer-based chemistries, the design and development of customized product applications and polymer processing capabilities are shared across its business segments and provide a unique and differentiating competitive advantage. Decorative & Building Products and Performance Chemicals have identified common growth platforms to capitalize on these technology linkages. For example, Performance Chemicals has pursued the development and commercialization of new polymers and specialty chemical additives to meet the needs of its broadening market portfolio. These new formulations in advanced coatings, inks and adhesives are beginning to be leveraged in the Decorative & Building Products segment to enhance the performance of a number of its products. OMNOVA Solutions’ aligned growth strategy targets opportunities for both businesses to team as customers or suppliers in the paper, textile, carpet, furniture and construction industries.

      Expand Strong Research and Design Capabilities. OMNOVA Solutions is an industry leader in research and development, as well as styling and design capabilities. The Decorative & Building Products segment maintains design centers in Salem, New Hampshire, New York, New York, Charlotte, North Carolina and Hertfordshire, England where designers combine traditional design techniques with state-of-the-art computer aided design equipment to create unique designs for incorporation across OMNOVA Solutions’ decorative product spectrum. OMNOVA Solutions continues to strengthen its design capability through investments in digital archiving of designs and digital sampling on vinyl and other substrates. In addition, the business has increased its focus on technology and new product development to provide differentiated value-added products to customers, such as the newly launched MemErase™ dry erasable surfacing products. The Performance Chemicals segment has made major investments including a new high speed pilot paper coater, which is being used to accelerate OMNOVA Solutions’ development and commercialization of new paper coating technologies and the recent start up of a new emulsion polymer pilot plant in 2000 which will support and accelerate new product development and customer qualification efforts.

      Broaden International Operations. OMNOVA Solutions plans to continue to increase its global supply capabilities and the markets it serves. For example, the Decorative & Building Products segment’s acquisition of the Muraspec U.K.-based commercial wallcovering business provided a European manufacturing, design and distribution platform as well as the opportunity to leverage the existing administrative and customer service infrastructure at Muraspec’s headquarters. Performance Chemicals recently opened a European business office and completed a marketing alliance with PolymerLatex in Europe to serve global paper customers. Additionally, the 1999 formation of CPPC Decorative Products Co., Ltd., a Thailand-based joint venture and the 2000 formation of CG-OMNOVA in China will serve the decorative vinyl film and fabric markets in the Asia-Pacific region and expand product lines to North America and Europe. The Company intends to continue to expand its international presence through a continued aggressive acquisition, joint venture and alliance strategy.

      Improve Profitability through Operational Excellence Initiatives. Operational excellence processes including Six Sigma quality, supply chain management and high performance workplace initiatives are utilized throughout OMNOVA Solutions’ businesses. OMNOVA Solutions plans to continue to focus on operational excellence initiatives across the supply chain to drive improvements in productivity, quality cost and safety.

Markets and Customers

      Management believes that Decorative & Building Products is a leader in its targeted product categories. The wallcovering, coated fabrics, roofing and other Decorative & Building Products categories are highly competitive based on decorative content, enhanced performance characteristics, price, quality, customer service, brand name recognition, distribution networks, and reputation. Decorative & Building Products markets its products under numerous brand names to different industries. Major customers of this segment include Steelcase, LA-Z-Boy and Ashley Furniture.

      Management believes that Performance Chemicals is a leader in many of its targeted product categories. The polymer and chemical coating and binding categories are highly competitive based on price, quality, customer service, product performance, field technical support and innovations. Performance Chemicals is a leading quality producer of latex for the paper and carpet industry. Major latex customers include industry leaders such as International Paper, Shaw and Stora Enso.

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

Competition

      Decorative & Building Products competes with numerous companies, many of which are smaller and privately-owned. Key competitors in each product group include:

•	Commercial Wallcovering — RJF International, LSI or Lentex, and paint systems

•	Coated Fabrics — Haartz and Uniroyal

•	Decorative Laminates — Chiyoda, Dai Nippon and Toppan

•	Building Systems — Carlisle, Firestone, and Manville

•	Heat Transfer Printing — Miroglio, Sublistatic and Transfertex

      Performance Chemicals competes with several large global chemical companies including Dow, BASF and Rohm & Haas, some of which are vertically integrated in one or more major raw materials. Performance Chemicals also competes with small to mid-sized U.S.-focused suppliers of specialty chemicals including BFGoodrich, ParaChem, Air Products, National Starch and S. C. Johnson Polymers. Depending on the products involved and markets served, the basis of competition varies among price, quality, customer and technical service, product performance and innovation, and industry recognition. Overall, Performance Chemicals regards its products to be competitive in its major categories and believes that it holds leading or strong number two positions in several North American categories including paper coatings, styrene butadiene latex carpet backing binders, textile permanent press resins, nonwoven binders, paper tape release coatings and saturants, and vinylpyridine tire cord adhesives.

Intellectual Property

      OMNOVA Solutions regards patents, trademarks, copyrights and other intellectual property as important to its success and relies on them, both in the United States and foreign countries, to protect its investments in products and technology. Patents to which OMNOVA Solutions has rights expire at various times but the Company believes that the loss or expiration of any patent would not materially affect the business of the Company. OMNOVA Solutions, like any other company, may be subject to claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business.

Raw Materials

      Decorative & Building Products utilizes a variety of raw materials which are generally available from multiple suppliers. Key raw materials include polyvinyl chloride resins, textiles, plasticizers, paper, and titanium dioxide. Textiles and polyvinyl chloride resins represent approximately 44% of total raw materials purchased on a dollar basis.

      Performance Chemicals also utilizes a variety of raw materials, primarily monomers, in the manufacture of its products, all of which are generally available from several qualified suppliers. Monomer costs are a major component of the emulsion polymers produced by the business. Key monomers include styrene, butadiene, acrylonitrile, vinylpyridine, acrylic acid, vinyl acetate, butyl acrylate, ethyl acrylate and methyl methacrylate.

      The cost of these raw materials has a significant impact on OMNOVA Solutions’ profitability. As has occurred during 2000, a significant increase in the price of monomers or polyvinyl chloride resins could materially increase OMNOVA Solutions’ operating costs and materially adversely affect its profit margins. OMNOVA Solutions generally attempts to pass increased raw materials prices on to its customers in the form of price increases. The success of attempted price increases depends on a variety of factors including the competitive environment. Under certain circumstances, OMNOVA is not able to pass along the increase. In addition, if accepted by customers, price increases generally lag the increase in raw material costs.

Environmental Matters

      The business operations of OMNOVA Solutions, like those of other companies in the industries in which OMNOVA Solutions operates, are subject to numerous foreign, federal, state and local environmental laws and regulations. These laws and regulations not only affect OMNOVA Solutions’ current operations, but also could impose liability on OMNOVA Solutions for past operations that were conducted in compliance with then applicable laws and regulations. OMNOVA Solutions anticipates that these laws and regulations will become increasingly stringent. A discussion of capital and noncapital expenditures incurred in 2000 and forecasted for 2001 and 2002 for environmental compliance is included under the heading Environmental Matters on page 15 of this report and is incorporated herein by reference.

Employees

      OMNOVA Solutions employed approximately 2,500 employees at November 30, 2000. Approximately 31% of the 2,500 employees are covered by collective bargaining agreements with approximately 54% of such covered employees covered by collective bargaining agreements that are due to expire within one year. A prolonged work stoppage at any of OMNOVA Solutions’ facilities could materially adversely affect the Company’s business and results of operations.

Item 2.  Properties

      Significant operating, manufacturing, research, design and/or sales and marketing facilities of the Company are set forth below.

  Corporate Headquarters:

OMNOVA Solutions Inc. 175 Ghent Road Fairlawn, OH 44333-3300 330/869-4200	OMNOVA Solutions Technology Center 2990 Gilchrist Road Akron, OH 44305-4489 330/794-6300

  Decorative & Building Products:

Headquarters:	Manufacturing Facilities:	Sales/Marketing/Design/Distribution:
175 Ghent Road Fairlawn, OH 44333-3300 330/869-4200	Auburn, PA Columbus, MS Jeannette, PA Kent, England Monroe, NC Muscle Shoals, AL *Rayong, Thailand *Shanghai, China	*Asnieres, France
*Bangkok, Thailand
*Boston, MA
*Brussels, Belgium
*Charlotte, NC
*Columbus, OH
*Dubai, UAE
*Hertfordshire, England
*Maumee, OH
*New York, NY
*Paris, France
*Rayong, Thailand
*Salem, NH
*São Paulo, Brazil
*Shanghai, China
*Warsaw, Poland

  Performance Chemicals:

Headquarters:	Sales/ Manufacturing/ Technical/ Distribution:
175 Ghent Road Fairlawn, OH 44333-3300 330/869-4200	Akron, OH Calhoun, GA Chester, SC *Dalton, GA Fitchburg, MA Green Bay, WI Greensboro, NC Hertfordshire, England Mogadore, OH

*	An asterisk next to a facility listed above indicates that it is a leased property.

      In addition, the Company owns and leases properties (primarily warehouse and office facilities) in various regions of the United States for use in the ordinary course of its business. Data appearing in Note N on page 33 of this report with respect to leased properties is incorporated herein by reference.

      During 2000 the Company generally made effective use of its productive capacity. The Company believes that the quality and productive capacity of its properties are sufficient to maintain the Company’s competitive position for the foreseeable future.

Item 3.  Legal Proceedings

Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc., et al.

      On October 12, 2000, a group of hourly retirees filed a class action seeking recision or modification of the OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan). The OMNOVA Plan was established at the time of the spin-off and is identical to the GenCorp Hourly Retiree Medical Plan which was modified in 1994 to provide for contributions by retirees after Plan costs exceed certain levels. The plaintiffs challenge the establishment of the OMNOVA Plan and seek, among other things, modification of the OMNOVA Plan to eliminate participant contributions or to reinstate pre-1994 benefit terms. The class representatives consist of three hourly retirees from OMNOVA’s Jeannette, Pennsylvania facility and one hourly retiree from GenCorp Inc.’s former Akron tire plant. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed not to support such litigation. OMNOVA believes that it has meritorious defenses and intends to vigorously defend these claims. GenCorp has prevailed in two prior lawsuits challenging its right to modify retiree health care benefits under its retiree health care plans.

      OMNOVA Solutions is subject to various legal actions, governmental investigations, and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of OMNOVA Solutions. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2000.

Item 4A.  Executive Officers of the Registrant

      The following information is given as of February 4, 2001, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

      Kevin M. McMullen, age 40, Chairman of the Board, Chief Executive Officer and President of the Company effective February 4, 2001; Chief Executive Officer and President of the Company since December 1, 2000 and a Director since January 4, 2000; formerly President and Chief Operating Officer of the Company from January 4, 2000 to December 1, 2000; Vice President of the Company and President, Decorative & Building Products from September 1999 until January 2000; served as Vice President of GenCorp and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off. He was previously General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lightings’ Business Development and Strategic Planning activities from 1991 to 1993. Prior to General Electric, he was Senior Engagement Manager at McKinsey and Company, a business consulting firm, from 1985 to 1991.

      Michael E. Hicks, age 42, Senior Vice President and Chief Financial Officer; Treasurer of the Company from its formation; served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp from

February 1999 until the spin-off. He was previously Treasurer of GenCorp since September 1994 and Director of Treasury of GenCorp from 1989 to 1994.

      James C. LeMay, age 44, Senior Vice President, Business Development; General Counsel of the Company since December 1, 2000; previously Senior Vice President, Law and General Counsel of the Company from its formation; served as Assistant General Counsel of GenCorp since May 1997. He was previously Senior Counsel of GenCorp from May 1990 to May 1997.

      Gregory T. Troy, age 45, Senior Vice President, Human Resources of the Company since September 1999; served as Director, Human Resources of GenCorp’s Performance Chemicals unit from December 1996 until the spin-off. He was previously Director, Human Resources of Bosch Braking Systems (formerly AlliedSignal) from 1995 to December 1996.

      Kevin M. Byrne, age 47, Vice President of the Company and President, Decorative Products since January 4, 2000; Vice President and Managing Director, Global Wallcovering, Decorative & Building Products from the spin-off until January 2000; served as Vice President and Managing Director, Global Wallcovering of GenCorp’s Decorative & Building Products business unit from August 1998 until the spin-off and Vice President, Product Management and Marketing of Decorative & Building Products from June 1997 until August 1998. He was previously Director, Sales and Marketing, Engineered Plastics and Global Business Manager — Fluorine Products of AlliedSignal, Inc., from August 1994 to May 1997.

      Marvin W. Zima, age 62, Vice President of the Company and President, Performance Chemicals since September 1999; served as Vice President of GenCorp from August 1994 until the spin-off and President of GenCorp’s Performance Chemicals business unit from 1991 until the spin-off. Mr. Zima has informed the Company that he intends to retire effective March 1, 2001.

      Cynthia A. Slack, age 52, Secretary and Assistant General Counsel of the Company from its formation; served as Assistant Secretary and Senior Counsel, Finance and Securities of GenCorp from September 1997 until the spin-off. Previously, Ms. Slack was Assistant Secretary and Counsel, Finance and Securities of GenCorp from March 1997 to September 1997 and Counsel, Finance and Securities of GenCorp from February 1990 until March 1997.

      The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company was spun off from GenCorp Inc. as an independent public company as of October 1, 1999. The Company’s common stock is listed on the New York Stock Exchange. Prior to the spin-off, the Company’s common stock was not publicly traded. At December 31, 2000, there were approximately 10,950 holders of record of the Company’s common stock. For fiscal year 2000, the Company paid quarterly cash dividends of $.05 per share on its common stock. On November 30, 1999, the Company paid a quarterly cash dividend on its common stock of $.05 per share. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 37 of this report and is incorporated herein by reference.

      Information concerning long-term debt, including material restrictions and provisions relating to distributions and cash dividends on the Company’s common stock (if any), appears in Note M and is incorporated herein by reference.

Item 6.  Selected Financial Data

	2000	1999	1998	1997	1996

	(Dollars in millions, except per-share data)

Net Sales

Decorative & Building Products	$429.8	$443.5	$398.6	$367.7	$340.0

Performance Chemicals	343.5	323.9	225.6	180.6	165.5

	$773.3	$767.4	$624.2	$548.3	$505.5

Segment Operating Profit

Decorative & Building Products	$37.0	$51.4	$51.5	$44.2	$44.8

Performance Chemicals	2.1	31.6	35.0	21.9	25.2

	$39.1	$83.0	$86.5	$66.1	$70.0

Net Income	$4.4	$34.4	$42.6	$34.3	$36.8

Earnings Per Share of Common Stock

Basic	$.11	$.82	$1.03	$.93	$1.09

Diluted	$.11	$.82	$1.01	$.91	$1.03

Cash dividends paid	$.20	$.05	$—	$—	$—

General

Capital expenditures	$35.3	$35.0	$18.0	$10.9	$14.6

Depreciation and amortization	$33.3	$30.7	$21.5	$16.0	$13.8

Total assets	$647.5	$722.5	$602.7	$277.1	$233.3

Long-term debt	$145.8	$190.0	$—	$—	$—

You should keep the following in mind when reviewing this data:

•	During fiscal 2000, the Company (1) formed a national distribution joint venture with Brewster Wallpaper Corp. to distribute two of the Company’s wallcovering brands as well as provide a diverse offering of decorative and functional wall surfaces manufactured by others, (2) formed a joint venture with an affiliate of the Thailand-based Charoen Pokphand Group which acquired a Shanghai, China-based PVC coated fabrics business to serve the Asia-Pacific region, and (3) purchased the specialty/textile coatings business of High Point Textile Auxiliaries, LLC (see Note E).

•	During 2000, the Company recorded unusual expense of $3.8 million primarily related to early retirement benefits for its former Chief Executive Officer in accordance with his 1993 employment contract.

•	The Company was spun off from GenCorp Inc. as an independent public company as of October 1, 1999.

•	During fiscal 1999, the Company acquired (1) the global latex floor care business of Morton International Inc., (2) the U.S. acrylic emulsion polymers business of PolymerLatex, and (3) formed a joint venture with the Thailand-based Charoen Pokphand Group which acquired a decorative PVC film and coated fabrics business to serve the Asia-Pacific region and provide expanded product lines to North America and Europe.

•	During fiscal 1998, the Company acquired (1) the U.S. specialty chemicals business of Sequa Chemicals, (2) the commercial wallcovering business of Walker Greenbank PLC, and (3) the Calhoun, Georgia latex facility of The Goodyear Tire & Rubber Company.

•	During fiscal 1997, the Company acquired the heat transfer and paper laminate businesses of Technographics Inc. (Printworld).

•	The historical income statement data reflects operations from these acquisitions from the date of purchase.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      OMNOVA Solutions operates two business segments, Decorative & Building Products and Performance Chemicals. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surface products including commercial wallcovering, coated fabrics, printed and solid color surface laminates, graphic arts and industrial films, and transfer printed products for furniture, transportation, cabinets, home furnishings, apparel, new construction and remodeling and other commercial applications, as well as single-ply roofing systems for commercial and industrial roofing. The Performance Chemicals segment manufactures a broad range of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textile and various other specialty chemical applications.

      The Company’s sales are affected by numerous factors. In the Decorative & Building Products segment, commercial wallcovering and GenFlex roofing systems sales are driven by trends in refurbishment of commercial office buildings, hotels, hospitals and schools and, to a lesser degree, new construction cycles. Product design and styling are important product differentiators in the commercial wallcovering business. Sales trends in decorative laminates and coated fabrics are driven by both design and performance durability of the surface product. The Decorative & Building Products segment focuses on achieving sales growth by its ability to produce attractive designs and styles and through technology in substrate and coating systems that provide enhanced stain and scratch resistance, along with improved durability to meet the needs of commercial and residential furniture customers, as well as customers in transportation upholstery and demountable office systems. In the Performance Chemicals segment, the key sales drivers are: the ability to create custom polymer and specialty chemical solutions to enhance customer product performance; domestic demand for coated paper and carpeting; and trends in the textile and specialty chemical industries. The Company is subject to changes in its operating costs arising from volatility in the price of several key raw materials including polyvinyl chloride resins, styrene and butadiene.

      The Company’s annual sales have grown from $505.5 million in 1996 to $773.3 million in 2000. Revenue growth over the past five years was due to both strategic acquisitions and growth in existing product lines. During the same period, the Company’s segment operating profit increased from $70.0 million in 1996 to $83.0 million in 1999 but declined to $39.1 million in 2000 due primarily to substantial and rapid raw material price increases. The dramatic increase in the Company’s key raw materials totaled approximately $49.0 million and was driven primarily by rising crude oil prices, tight supply and the rapid escalation of natural gas prices. Increased raw material costs were partially offset through operational improvement initiatives and aggressive cost containment.

      Recent strategic acquisitions and joint ventures of Decorative & Building Products included the formation in 2000 of Muraspec N.A. LLC, a joint venture with Brewster Wallpaper Corp., to serve as a national distributor for two of the Company’s wallcovering brands as well as a diverse offering of other decorative and functional wall surfaces manufactured by others and the formation of a joint venture with the Thailand-based Charoen Pokphand Group which acquired a Shanghai, China-based PVC coated fabrics business to strengthen and expand the Company’s position in the Asia-Pacific region. In addition, in 1999 Decorative & Building Products formed its first joint venture with the Charoen Pokphand Group to acquire two manufacturing plants in Thailand to serve the coated fabrics and decorative laminates markets in the Asia-Pacific region and to provide expanded product lines to North America and Europe. The 1998 acquisition of Walker Greenbank’s U.K.-based commercial wallcovering business provided enhanced design capabilities, a manufacturing plant, distribution business and numerous sales offices throughout Europe to serve as a platform for marketing other decorative and building products.

      Recent strategic acquisitions of Performance Chemicals included: (i) the purchase of the specialty/textile coatings business of High Point Textile Auxiliaries, LLC in 2000, (ii) the 1999 acquisitions of the PolymerLatex’s U.S. acrylics business, which strengthened and diversified markets in acrylic emulsions and other specialty chemicals and Morton International’s global polymer floor care business, which provided a complementary product line and new customer base, and (iii) the 1998 acquisitions of The Goodyear Tire & Rubber Company’s Calhoun, Georgia latex facility, which provided new manufacturing capacity, increased presence in the southeastern U.S. and an expanded customer base and Sequa Chemical’s U.S. specialty chemicals business which expanded existing emulsion polymer market positions and provided entry into new, related specialty chemical markets.

Results of Operations Fiscal 2000 Compared to Fiscal 1999

      Net sales for the Company in 2000 increased 1 percent to $773.3 million compared to $767.4 million in fiscal 1999. Sales increased for Performance Chemicals and decreased for Decorative & Building Products, which was affected by its program to realign the distribution network for its domestic commercial wallcovering lines. Sales are expected to approach historical volumes in 2001. Total segment operating profit decreased to $39.1 million from $83.0 million in fiscal 1999. Operating margins decreased to 5.1 percent in fiscal 2000 compared to 10.8 percent in fiscal 1999 due primarily to substantial and rapid increases in raw material prices. Net income for the Company declined to $4.4 million in fiscal 2000 as compared to $34.4 million in 1999.

      Net sales for Decorative & Building Products decreased to $429.8 million in 2000 from $443.5 million in 1999, a 3 percent decrease. Commercial wallcovering sales declined due to market softness and the realignment of the distribution network. Decorative laminates sales declined due to the continued sales volume deterioration in the manufactured housing sector and lower volumes in home/office furnishings. The volume decreases were partially offset by increases in coated fabrics which experienced growth in the transportation and marine markets. Within Building Products, GenFlex roofing systems sales increases were driven by significant volume and market share gains for TPO roofing products. Segment operating profit declined to $37.0 million in 2000 from $51.4 million in 1999. The decline in segment operating profit was attributable to the decrease in volume and changes in the product line mix. In addition, the segment was severely affected by substantial and rapid raw material cost increases. Segment operating margins declined to 8.6 percent in fiscal 2000 from 11.6 percent in fiscal 1999.

      Net sales for Performance Chemicals increased to $343.5 million in fiscal 2000 from $323.9 million in fiscal 1999, a 6 percent increase. Segment operating profit decreased to $2.1 million in fiscal 2000 from $31.6 million in 1999. The decrease in operating profit was due to the substantial and rapid increase in raw material costs. The cost for styrene was up 48 percent and butadiene was up 59 percent over 1999 costs. Segment operating profit margins declined to 0.6 percent in fiscal 2000 as compared to 9.8 percent in fiscal 1999.

      On January 19, 2001, Performance Chemicals announced that it had formed a strategic alliance with the Rohm and Haas Company to serve the paper and paperboard industry. When fully implemented, the strategic alliance will combine resources to provide total solutions capability to customers and will offer a strong portfolio of complementary surface treatment products for the paper and paperboard industry. Performance Chemicals also acquired the specialty/textile coatings business of High Point Textile Auxiliaries, LLC.

      The segment operating profit of Decorative & Building Products and Performance Chemicals was positively impacted by $4.3 million and $1.1 million, respectively, due to last-in, first-out (LIFO) inventory adjustments. Inventories were significantly reduced as a result of initiatives to aggressively improve working capital.

      Interest expense decreased to $14.7 million in fiscal 2000 from $18.6 million in fiscal 1999. Prior to the October 1, 1999 spin-off, the Company received an interest allocation from GenCorp Inc. based on an asset allocation technique. At the time of the spin-off, the Company put into place its own financing program.

      Other expense (income) net decreased from $1.3 million income in 1999 to an expense of $3.8 million in 2000 primarily due to costs associated with the receivables financing program and the inclusion of a full year’s costs associated with the Company’s PolyFox venture.

      In 2000, the Company recognized unusual expense of $3.8 million which related primarily to early retirement obligations for its former Chief Executive Officer. In 1999, the Company recognized unusual income of $1.1 million. Unusual items included charges related to Decorative & Building Products of $3.9 million and Performance Chemicals of $0.5 million, offset by unusual income of $5.5 million related primarily to the gain recognized on the sale of the corporate jet (see Note C).

      During 2000, the Company recognized $0.6 million of spin-off related expense for key executive retention agreements. During the fourth quarter of 1999, the Company recognized $2.2 million of spin-off costs which primarily related to the new corporate identity program, retention bonuses for key executives and certain franchise and property taxes associated with the spin-off.

Results of Operations Fiscal 1999 Compared to 1998

      Net sales for the Company in 1999 increased 23 percent to $767.4 million compared to $624.2 million in fiscal 1998. Sales increased in both Decorative & Building Products and Performance Chemicals, primarily due to sales attributable to acquisitions. Total segment operating profit decreased 4 percent to $83.0 million for fiscal 1999 versus $86.5 million in fiscal 1998. Operating margins decreased to 10.8 percent in fiscal 1999 compared to 13.9 percent in fiscal 1998, due primarily to lower average unit selling prices across certain Performance Chemicals product lines, and significant levels of raw material inflation that occurred in the second half of fiscal 1999.

      Net sales for Decorative & Building Products increased for fiscal 1999 by 11 percent to $443.5 million compared to $398.6 million in fiscal 1998. The increase was mainly related to the European wallcovering acquisition, GenFlex roofing systems and the coated fabrics businesses. Segment operating profit remained the same during fiscal 1999 at $51.4 million versus $51.5 million in fiscal 1998 excluding unusual items. Segment operating margins declined to 11.6 percent for fiscal 1999 versus 12.9 percent for fiscal 1998. The decline was primarily due to significant increases in key raw materials, unfavorable product mix including lower commercial wallcovering volumes and costs associated with compliance with newly enacted federal environmental standards.

      Net sales for Performance Chemicals increased in fiscal 1999 by 44 percent to $323.9 million compared to $225.6 million in fiscal 1998. The increase in sales was attributable to acquisitions. Excluding the effect of acquired businesses, volume was flat compared to 1998 while pricing was down. Segment operating profit decreased to $31.6 million for fiscal 1999 versus $35.0 million in fiscal 1998. Segment operating margins declined to 9.8 percent in fiscal 1999 versus 15.5 percent in fiscal 1998. The decline was primarily due to lower pricing, increased raw material prices and integration costs related to acquisition activity in the latter half of 1998.

      During fiscal 1999, Performance Chemicals completed the $7.6 million acquisition of Morton International’s global latex floor care business, adding a complementary product line and new customer base, and expanding its presence in Europe and the Far East. Also during the first half of 1999, Performance Chemicals acquired the U.S. acrylic emulsion polymers business of PolymerLatex located in Fitchburg, Massachusetts for $8.8 million. This acquisition strengthened and diversified markets in acrylic emulsions and other specialty chemicals.

      Also during fiscal 1999, Performance Chemicals announced that it had completed a strategic alliance agreement with Germany-based PolymerLatex (a joint venture between Bayer AG and Degussa-Hüls AG) to serve the needs of the Company’s global paper customers.

      Interest expense was $18.6 million, which included an allocation from GenCorp of $16.2 million prior to the spin-off in fiscal 1999 compared to $7.9 million in fiscal 1998. The increase in interest expense related to the increase in GenCorp’s debt from November 30, 1998 to September 30, 1999 due primarily to acquisitions made for the Company’s businesses in 1998.

Financial Resources and Capital Spending

      Cash flow provided by operating activities for fiscal 2000 was $120.2 million compared to $35.0 million in 1999 and $52.9 million in 1998. The increased cash flow provided by operating activities was due to the sale of accounts receivable as discussed in Note I and lower working capital requirements.

      In fiscal 2000, $50.6 million was used for investing activities including capital expenditures of $35.3 million and investments in joint ventures of $12.9 million and acquisitions of businesses of $2.4 million as further discussed in Note E.

      In fiscal 1999, $29.0 million was used for investing activities, including capital expenditures of $35.0 million, investments in joint ventures of $2.6 million and acquisitions of businesses of $10.9 million offset by proceeds of $19.5 million from the sale of the residential wallcovering business and the corporate jet. In fiscal 1998, $312.4 million was used for investing activities including $294.4 million for acquisitions and capital expenditures of $18.0 million.

      Cash flow used in financing activities in fiscal 2000 was $67.8 million compared to cash provided by financing activities of $1.0 million and $263.0 million in 1999 and 1998, respectively. The Company utilized the proceeds from the sale of its accounts receivable to reduce debt and repurchase its stock under the Company’s Stock Repurchase Program. The increase in net transactions with GenCorp during fiscal 1998 was primarily due to cash required by the Company for its fiscal 1998 acquisitions.

      Capital expenditures were made and are planned principally for capacity expansion and asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures totaled $35.3 million for fiscal 2000, $35.0 million in 1999 and $18.0 million in 1998. Capital expenditures in 2000 included $8.0 million for a new extruder facility to be located in Muscle Shoals, Alabama; $4.0 million of equipment upgrades and additions in Decorative & Building Products; $2.0 million for Performance Chemicals’ renovation of its pilot plant and $2.0 million for capacity expansion. The Company plans to fund substantially all of its capital expenditures from cash flow from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its credit facility.

      On September 30, 1999, the Company entered into a five-year unsecured $300 million revolving credit facility (Facility) which is available for future working capital, capital expenditures and acquisition needs. The Company pays a variable commitment fee, which is currently .35 of one percent on the unused balance. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 7.72 percent at November 30, 2000. The Facility contains various debt, dividend and investment restrictions and covenants requiring maintenance of an earnings before interest, taxes, depreciation and amortization to interest coverage (EBITDA/Interest Expense) ratio of 3.50 to 1.00 and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratio of 3.25 to 1.00. The Company was in compliance with these covenants at November 30, 2000. Based on current projections, the Company anticipates that it would not be in compliance with the EBITDA/Interest Expense and Debt/EBITDA covenants at February 28, 2001. Therefore, the Company is currently negotiating a waiver and an amendment to the Facility which would result in amended covenants, security interests given to the lenders, amendment fees, and higher interest loan spreads. Management believes that the waiver and amendment will be completed prior to any default.

      Based upon current and anticipated levels of operations and plans for integrating recent acquisitions, the Company believes that its cash flow from operations, combined with borrowings that will be available under the Facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next 12 months. Substantially all of the debt of the Company bears interest at variable rates; therefore, its liquidity and financial condition will continue to be affected by changes in prevailing interest rates.

Stock Repurchase Program

      On November 29, 1999, the Company’s Board of Directors authorized the purchase of up to $25.0 million of the Company’s common stock over a period of up to 18 months, principally through open market or in privately-negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission

(SEC). Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. During fiscal 2000, approximately 2.2 million shares were repurchased at a total cost of $14.1 million.

Environmental Matters

      The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2000 reflects environmental reserves of $1.2 million.

      Capital expenditures for projects related to the environment were $2.2 million in 2000, $2.1 million in 1999 and $1.0 million in 1998. The Company currently forecasts that capital expenditures for environmental projects will approximate $2.2 million in fiscal 2001. During 2000, noncapital expenditures for environmental compliance and protection totaled $6.3 million all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar noncapital expenditures were $5.2 million and $3.9 million in each of 1999 and 1998, respectively. It is presently expected that noncapital environmental expenditures for the next several years will be consistent with historical expenditure levels.

      Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

New Accounting Pronouncements

      In December 1999, the SEC published Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” which expressed the SEC staff’s position regarding revenue recognition in financial statements and is required to be adopted in fiscal year 2001. The Company believes that its revenue recognition policies and related disclosure practices comply with the guidance set out in SAB 101.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statements No. 137 and 138, which will be adopted in fiscal year 2001. The Company believes the adoption of these Statements will not have a significant effect on earnings or the financial position of the Company.

Forward-Looking Statements

      This Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present (without limitation) the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. These discussions and any other discussions contained in this Form 10-K, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties; in particular, this pertains to management’s comments on financial resources and capital spending. The outcomes of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions. In addition to certain contingency matters and their respective cautionary statements discussed elsewhere in this Form 10-K, the Forward-Looking Statements section of this Management’s Discussion and Analysis indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements.

      Some important factors that could cause the Company’s actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

•	General economic trends affecting OMNOVA Solutions’ markets

•	Continued customer consolidation

•	Raw material prices for crude oil and chemical feed stocks including polyvinyl chloride, styrene and butadiene

•	Competitive pressure on pricing which may impact the Company’s ability to recover raw material price increases from its customers

•	Procurement of raw material feed stocks

•	Governmental and regulatory policies including environmental regulations

•	The Company’s acquisition activities

•	Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations

•	The Company’s ability to obtain financing at anticipated rates

•	Expected continued benefits from integration of acquisitions

      Additional risk factors may be described from time to time in the Company’s filings with the Securities and Exchange Commission. All these risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond the Company’s control.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company’s policy is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company’s long-term debt outstanding at November 30, 2000 of $145.8 million will mature in the year 2004 and is variable. The average variable interest rate applicable to this debt was 7.72 percent as of November 30, 2000. Since the Company’s long-term debt under this debt agreement bears interest at market rates, the carrying value approximates fair value.

      The Company is subject to foreign currency exchange risk due to the acquisition of the European wallcovering business in late 1998. As disclosed in the Consolidated Statements of Shareholders’ Equity, the Company has experienced a comprehensive loss of $9.1 million as of November 30, 2000 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 8.  Consolidated Financial Statements and Supplementary Data

      Reference is made to the financial statements listed under the heading “(a)(1) Consolidated Financial Statements” of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in accountants or disagreements with the Company’s independent auditors regarding accounting and financial disclosure matters during the two most recent fiscal years of the Company and GenCorp Inc., its former parent, or during any period subsequent to the date of the Company’s most recent consolidated financial statements.

REPORT OF MANAGEMENT

To the Shareholders of OMNOVA Solutions Inc.:

      Management of OMNOVA Solutions Inc. is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. These financial statements were prepared in accordance with generally accepted accounting principles and fairly represent the transactions and financial condition of the Company in all material respects. The financial statements include amounts that are based on management’s best estimates and judgments. The Company’s financial statements have been audited by Ernst & Young LLP, independent auditors selected by the Board of Directors and approved by the shareholders. Management has made available to Ernst & Young LLP all of the Company’s financial records and related data, as well as the minutes of shareholders’ and directors’ meetings.

      Management of the Company has established and maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization and the books and records accurately reflect the disposition of assets. The system of internal controls includes appropriate division of responsibility. The Company maintains an internal audit department that conducts an extensive program of internal audits and independently assesses the effectiveness of the internal controls.

      The Audit Committee is composed of directors who are not officers or employees of the Company. It meets regularly with members of management, the internal auditors and the independent auditors to discuss the adequacy of the Company’s internal controls, financial statements and the nature, extent and results of the audit effort. Both the internal auditors and the independent auditors have free and direct access to the Audit Committee without the presence of management.

/s/ Kevin M. McMullen

Kevin M. McMullen
Chief Executive Officer and President

/s/ Michael E. Hicks

Michael E. Hicks
Senior Vice President and Chief Financial Officer; Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

      We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2000 and 1999, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Akron, Ohio
January 9, 2001

OMNOVA SOLUTIONS INC.

Consolidated Statements of Income

	Years Ended November 30,

	2000	1999	1998

	(Dollars in millions,
	except per-share data)

Net Sales	$773.3	$767.4	$624.2

Costs and Expenses

Cost of products sold	569.1	524.2	423.6

Selling, general and administrative	140.7	135.6	99.5

Depreciation and amortization	33.3	30.7	21.5

Interest expense	14.7	18.6	7.9

Other expense (income), net	3.8	(1.3)	(2.1)

Unusual items	3.8	(1.1)	3.4

Spin-off related costs	.6	2.2	—

	766.0	708.9	553.8

Income Before Income Taxes	7.3	58.5	70.4

Income taxes	2.9	24.1	27.8

Net Income	$4.4	$34.4	$42.6

Earnings Per Share of Common Stock

Basic	$.11	$.82	$1.03

Diluted	$.11	$.82	$1.01
See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

	November 30,

	2000	1999

	(Dollars in millions)

ASSETS:

Current Assets

Cash and cash equivalents	$11.7	$10.5

Accounts receivable, net	42.8	122.0

Inventories	59.3	68.4

Deferred income taxes	8.5	11.6

Prepaid expenses and other	5.8	9.3

Total Current Assets	128.1	221.8

Property, plant and equipment, net	219.7	212.0

Goodwill, net	151.8	158.4

Patents and other intangible assets, net	76.5	78.4

Prepaid pension	45.9	41.4

Other assets	25.5	10.5

Total Assets	$647.5	$722.5

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities

Notes payable	$9.0	$10.5

Accounts payable	87.2	82.9

Accrued payroll and personal property taxes	14.5	16.7

Other current liabilities	26.1	20.3

Total Current Liabilities	136.8	130.4

Long-term debt	145.8	190.0

Postretirement benefits other than pensions	50.1	51.7

Deferred income taxes	12.9	16.3

Other liabilities	14.0	19.4

Shareholders’ Equity
Preference stock — $1.00 par value; 15.0 million shares authorized;

none outstanding	—	—
Common stock — $.10 par value; 135.0 million shares authorized;

41.8 million shares outstanding	4.2	4.2

Additional contributed capital	308.7	308.5

Retained (deficit) earnings	(1.8)	1.8

Treasury stock at cost; 2.2 million shares	(14.1)	—

Accumulated other comprehensive (loss) income	(9.1)	.2

Total Shareholders’ Equity	287.9	314.7

Total Liabilities and Shareholders’ Equity	$647.5	$722.5

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Shareholders’ Equity

	Years Ended November 30,

	2000	1999	1998

	(Dollars in millions)

Divisional Equity

Balance at beginning of period	$—	$488.1	$181.9

Activity to date of spin-off:

Net income	—	30.5	42.6

Foreign currency translation adjustment	—	(1.7)	.8

Net transactions with GenCorp	—	(5.9)	262.8

Net assets transferred at spin-off	—	(511.0)	—

Balance at end of period	$—	$—	$488.1

Common Stock

Balance at beginning of period	$4.2	$—	$—

Issuance of 41.8 million shares at spin-off	—	4.2	—

Balance at end of period	$4.2	$4.2	$—

Additional Contributed Capital

Balance at beginning of period	$308.5	$—	$—

Contributed capital	.2	508.5	—

Dividend paid to GenCorp	—	(200.0)	—

Balance at end of period	$308.7	$308.5	$—

Retained Earnings (Deficit)

Balance at beginning of period	$1.8	$—	$—

Net income	4.4	3.9	—

Cash dividends — $.20 per share ($.05 per share in 1999)	(8.0)	(2.1)	—

Balance at end of period	$(1.8)	$1.8	$—

Treasury Stock at Cost	$(14.1)	$—	$—

Accumulated Other Comprehensive Income (Loss)

Accumulated currency adjustments	$(9.1)	$.4	$—

Minimum pension liability adjustments	—	(.2)	—

Balance at end of period	$(9.1)	$.2	$—

Total Shareholders’ Equity	$287.9	$314.7	$488.1

Comprehensive Income

Net income	$4.4	$34.4	$42.6

Other comprehensive income (loss):

Foreign currency translation adjustment	(9.5)	(.4)	.8

Minimum pension liability	.2	(.2)	—

Total Comprehensive (Loss) Income	$(4.9)	$33.8	$43.4

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Years Ended November 30,

	2000	1999	1998

	(Dollars in millions)

Operating Activities

Net income	$4.4	$34.4	$42.6

Adjustments to reconcile net income to net cash provided by operating activities:

Unusual items	3.4	4.1	3.4

Gain on sale of fixed assets	(.2)	(5.2)	—

Depreciation	25.0	23.2	18.0

Amortization	8.3	7.5	3.5

Deferred income taxes	(.3)	(2.7)	1.0

Foreign currency transaction gain	(.7)	—	—

Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:

Accounts receivable	76.7	(20.0)	(7.3)

Inventories	8.9	(10.2)	1.6

Other current assets	3.1	(7.0)	(.2)

Current liabilities	5.9	17.0	(6.8)

Other non-current assets	(7.4)	(14.3)	(3.1)

Other long-term liabilities	(6.9)	8.2	.2

Net Cash Provided By Operating Activities	120.2	35.0	52.9

Investing Activities

Capital expenditures	(35.3)	(35.0)	(18.0)

Proceeds from business and asset dispositions	—	19.5	—

Business acquisitions	(2.4)	(10.9)	(294.4)

Investment in joint ventures	(12.9)	(2.6)	—

Net Cash Used In Investing Activities	(50.6)	(29.0)	(312.4)

Financing Activities

Net transactions with GenCorp prior to spin-off	—	7.9	262.8

Dividend paid to GenCorp	—	(200.0)	—

Long-term debt proceeds	105.8	210.0	—

Repayment of debt obligations	(150.0)	(20.0)	—

Short-term debt proceeds	(1.5)	5.0	—

Dividends paid to shareholders	(8.0)	(2.1)	—

Share repurchase plan	(14.1)	—	—

Other financing activities	—	.2	.2

Net Cash (Used In) Provided By Financing Activities	(67.8)	1.0	263.0

Effect of exchange rate changes on cash	(.6)	—	—

Net Increase In Cash and Cash Equivalents	1.2	7.0	3.5

Cash and cash equivalents at beginning of period	10.5	3.5	—

Cash and Cash Equivalents at End of Period	$11.7	$10.5	$3.5

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Presentation

      Basis of Presentation — OMNOVA Solutions develops, manufactures and markets decorative and building products, emulsion polymers and specialty chemicals for a variety of industrial, commercial and consumer markets. Prior to September 30, 1999, the OMNOVA Solutions businesses were operated as divisions of GenCorp Inc. (GenCorp). On September 30, 1999, GenCorp transferred to OMNOVA Solutions certain corporate assets and the assets related to these businesses and OMNOVA Solutions assumed liabilities related to the assets and businesses transferred and issued shares of common stock to GenCorp. On October 1, 1999, GenCorp distributed as a dividend to its shareholders one share of OMNOVA Solutions common stock for each share of GenCorp common stock held of record as of September 27, 1999 (the spin-off). As a result of the spin-off, OMNOVA Solutions became an independent, publicly held company and its operations ceased to be owned by GenCorp. GenCorp and OMNOVA Solutions entered into a number of agreements with respect to the separation of the companies and to provide mechanisms for an orderly transition following the spin-off.

      Pre Spin-Off Financial Information — Financial data included in the accompanying consolidated financial statements, for periods prior to the spin-off, was prepared on a combined basis; however, for financial statement reporting purposes, the financial statements for all periods presented are labeled as consolidated. They reflect an estimate of what the historical assets, liabilities and operations would have been if OMNOVA Solutions had been organized as a separate legal entity, owning certain net assets of GenCorp.

      The final determination of the assets contributed to OMNOVA Solutions and the liabilities assumed by OMNOVA Solutions was made pursuant to the agreements entered into between GenCorp and OMNOVA Solutions in connection with the spin-off. As of the date of the spin-off, a net asset transfer of $511.0 million to OMNOVA Solutions was affected directly through the “Divisional Equity” account in the Consolidated Balance Sheet.

      Prior to the spin-off, GenCorp provided certain general and administrative services to OMNOVA Solutions, which were allocated to the Company, based upon a formula that management of the Company believes was reasonable. These allocations were $9.5 million and $12.1 million in 1999 and 1998, respectively. Since the spin-off, the Company has been required to perform these general and administrative services using its own resources and has been responsible for the costs and expenses associated with the management of a public company. For the two month period ended November 30, 1999, these costs were $3.7 million. The Company’s management estimates that the costs of such general and administrative expenses on a stand-alone basis would have been approximately $22.5 million and $22.0 million in 1999 and 1998, respectively.

      As described in Note L, prior to the spin-off, OMNOVA Solutions’ employees and retirees participated in various GenCorp pension, health care, savings and other benefit plans. The net expenses related to these plans were included in the Company’s consolidated financial statements generally based on historical pension asset allocations and actuarial analyses for pension and retiree health care obligations and based on actual costs for active health care, savings and other benefit plans.

      Interest expense for periods prior to the spin-off was allocated to OMNOVA Solutions in the consolidated financial statements to reflect OMNOVA Solutions’ pro rata share of the financing structure of GenCorp. The allocation in the consolidated financial statements was based upon the percentage relationship between the average net assets employed in OMNOVA Solutions’ operations and GenCorp’s overall average net assets.

      The allocation methodology followed in preparing the consolidated financial statements for periods prior to the spin-off may not necessarily reflect the results of operations, cash flows, or financial position of the Company in the future, or what the results would have been had the Company been a separate, stand-alone public entity for all periods presented.

      Post Spin-Off Financial Information — Financial data included in the accompanying consolidated financial statements, for periods subsequent to the spin-off, has been prepared on a basis that reflects the historical value of the assets, liabilities, and operations of the businesses that were contributed to OMNOVA Solutions by GenCorp in accordance with the distribution and employee benefits and compensation allocation agreements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note B — Significant Accounting Policies

      Basis of Consolidation — The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and controlled joint ventures. Investments in 20 to 50 percent owned affiliates are accounted for using the equity method. Prior to the spin-off, the consolidated financial statements included the accounts of the businesses that comprised the Company when it was a division of GenCorp as described in Note A.

      Use of Estimates — The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Revenue Recognition — Revenue from product sales is recognized when shipment to the customer has been made, which is when title passes. The Company estimates and records provisions for quantity rebates, sales returns, allowances and original warranties in the period the sale is recorded, based upon its experience.

      Freight Costs — The Company reflects the cost of shipping its products to customers as cost of products sold. Customer reimbursements for freight are not significant.

      Environmental Costs — The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from insurance carriers when the collection of such amounts is probable.

      Fair Value of Financial Instruments — The Company’s cash equivalents and debt bear interest at market rates and therefore their carrying values approximate their fair values.

      Inventories — Inventories are stated at the lower of cost or market, primarily using the last-in, first-out method.

      Long-Lived Assets — Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally using the straight-line method. Depreciable lives on buildings and improvements and machinery and equipment range from 10 to 40 years and 3 to 20 years, respectively.

      Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired and is amortized on a straight-line basis over periods ranging from 15 to 40 years. Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at their estimated fair value. Identifiable intangible assets are amortized over their estimated useful lives using the straight-line method over periods ranging from 5 to 25 years. Accumulated amortization of goodwill and identifiable intangible assets at November 30, 2000 and 1999 was $19.9 million and $12.2 million, respectively.

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

      Foreign Currency Translation — The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at the weighted average exchange rates prevailing during the year. The resulting translation gains and losses on assets and liabilities are charged or credited directly to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

shareholders’ equity, and are not included in net income until realized through sale or liquidation of the investment.

      Income Taxes — Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

      Reclassifications — Certain reclassifications have been made to conform prior year’s data to the current presentation.

Note C — Unusual Items and Spin-Off Related Costs

      In 2000, the Company recognized unusual expense of $3.8 million. Unusual items included charges related to corporate headquarters of $4.1 million offset by unusual income of $0.3 million relating to Decorative & Building Products.

      Corporate headquarters’ unusual expense of $4.1 million related primarily to a one-time charge of $3.9 million for the early retirement benefits for the Company’s former Chief Executive Officer in accordance with his 1993 employment contract.

      Decorative & Building Products’ unusual income of $0.3 million included a restructuring charge of $0.9 million to better align Decorative & Building Products’ overall cost structure and organization with planned revenue levels primarily related to salaried workforce reductions. As of November 30, 2000, $0.7 million of this reserve had been utilized. The charge was offset by a reversal of $1.2 million primarily for unused severance reserves associated with prior restructuring activities.

      In 1999, the Company recognized unusual income of $1.1 million. Unusual items included charges related to Decorative & Building Products of $3.9 million and Performance Chemicals of $0.5 million, offset by unusual income of $5.5 million related primarily to the gain recognized on the sale of the corporate jet.

      Decorative & Building Products’ unusual expense of $3.9 million included charges of $1.1 million primarily associated with the write-off of obsolete equipment and other assets and charges of $2.8 million related to a restructuring of one of its businesses. As of November 30, 2000, $0.8 million of the $2.8 million reserve had been utilized and the remaining amount is expected to be utilized in the first half of fiscal 2001. Performance Chemicals’ unusual expense in 1999 related to the anticipated settlement of a claim with one of the Company’s vendors. As of November 30, 2000, the reserve had been fully utilized.

      During the fourth quarter of 1999, the Company recognized $2.2 million of spin-off costs which primarily related to the new corporate identity program, retention bonuses for key executives and certain franchise and property taxes associated with the spin-off. An additional $0.6 million was recognized in 2000. A liability of $0.1 million related to the spin-off remains as of November 30, 2000. The amount will be paid out as of the end of the first quarter 2001.

Note D — New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” which expressed the SEC staff’s position regarding revenue recognition in financial statements and is required to be adopted in fiscal year 2001. The Company believes that its revenue recognition policies and related disclosure practices comply with the guidance set out in SAB 101.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statements No. 137 and 138, which will be adopted in fiscal year 2001. The Company believes the adoption of these Statements will not have a significant effect on earnings or the financial position of the Company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note E — Acquisitions and Joint Ventures

      On July 31, 2000, the Company formed a joint venture with Brewster Wallpaper Corp. The new company, Muraspec N.A., LLC, will serve as a national distributor for two of the Company’s wallcovering brands — Genon® and Muraspec™ — as well as provide a diverse offering of decorative and functional wall surfaces manufactured by others. The Company contributed $0.1 million, certain distribution rights and other assets for its 50.1 percent ownership in the joint venture, which is fully consolidated.

      On May 1, 2000, the Company acquired the specialty/textile coatings business of High Point Textile Auxiliaries, LLC for $0.9 million. The acquisition was accounted for using the purchase method, and the preliminary purchase price allocation resulted in goodwill of $0.9 million which is being amortized over 15 years. The purchase agreement also includes contingent payments of up to $2.9 million, if certain production and sales levels are attained by April 30, 2001.

      On March 16, 2000, the Company formed a joint venture with an affiliate of the Thailand-based Charoen Pokphand Group. On June 27, 2000, the joint venture acquired a Shanghai, China-based PVC film and coated fabrics business to provide products for the Asia-Pacific regions as well as expanded product lines for North America and Europe. The Company’s initial investment in the joint venture was $5.0 million. The Company has a majority interest subject to various limitations contained in the joint venture agreement. The joint venture is accounted for using the equity method.

      On August 4, 1999, the Company formed a joint venture with an affiliate of the Thailand-based Charoen Pokphand Group. The joint venture acquired a Rayong, Thailand-based decorative PVC film and coated fabrics business to serve the Asia-Pacific region and provide expanded product lines to North America and Europe. The Company’s initial investment in the joint venture was $2.6 million. On June 15, 2000, the Company made an additional investment of $7.9 million. The Company has a majority interest subject to various limitations contained in the joint venture agreement. The joint venture is accounted for using the equity method.

      On April 27, 1999, the Company acquired the global latex floor care business of Morton International Inc. for $7.6 million. The purchase price allocation resulted in goodwill and other intangible assets of $6.9 million, which is being amortized over a period of 25 years.

      On December 2, 1998, the Company acquired the U.S. acrylic emulsion polymers business of PolymerLatex, located in Fitchburg, Massachusetts, for $8.8 million, consisting of cash of $3.3 million and a note payable of $5.5 million that was paid December 1, 1999. The purchase price allocation resulted in goodwill and other intangible assets of $2.3 million, which are being amortized over periods ranging from 10 to 40 years.

      On October 29, 1998, the Company acquired the specialty chemicals business of Sequa Corporation, for $108.0 million in cash. The acquisition resulted in goodwill of approximately $61.2 million which is being amortized over a period of 30 years.

      On August 14, 1998, the Company acquired the commercial wallcovering business of Walker Greenbank PLC, which is based in the United Kingdom, for $112.6 million in cash. The acquisition resulted in goodwill and other intangible assets of approximately $80.6 million which are being amortized over periods ranging from 10 to 40 years.

      On March 1, 1998, the Company acquired The Goodyear Tire & Rubber Company’s Calhoun, Georgia latex business for an aggregate consideration of $78.0 million, of which $73.8 million was paid in cash and $4.2 million was paid through the retention of receivables. The acquisition resulted in goodwill and other intangible assets of $59.4 million which are being amortized over periods ranging from 10 to 40 years.

      All of the above acquisitions were accounted for using the purchase method and all of the above acquisitions and joint ventures were included in the results of operations of the Company from the respective dates of acquisition or formation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note F — Earnings Per Share

      A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

	Years ended November 30,

	2000	1999	1998

	(Dollars in millions)

Numerator

Numerator for basic and diluted earnings per share — income available to common shareholders	$4.4	$34.4	$42.6

	(Shares in thousands)

Denominator

Denominator for basic earnings per share — weighted average shares outstanding	40,141	41,733	41,468

Effect of dilutive securities:

Employee stock options	40	445	549

Other	—	—	16

Dilutive potential common shares	40	445	565

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	40,181	42,178	42,033

Earnings Per Share of Common Stock

Basic earnings per share	$.11	$.82	$1.03

Diluted earnings per share	$.11	$.82	$1.01

Note G — Research and Development Expense

      Research and development (R&D) expenses were $8.9 million in 2000, $10.3 million in 1999 and $8.6 million in 1998. R&D expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note H — Income Taxes

	Years ended November 30,

	2000	1999	1998

	(Dollars in millions)

Income Tax Provision (Benefit)

Current

U.S. federal	$2.2	$21.1	$21.6

State and local	(1.4)	4.1	5.2

Foreign	2.4	1.6	—

	3.2	26.8	26.8

Deferred

U.S. federal	.1	(2.1)	1.0

State and local	1.0	(.6)	—

Foreign	(1.4)	—	—

	(.3)	(2.7)	1.0

Income Tax Provision	$2.9	$24.1	$27.8

Effective Income Tax Rate

Statutory federal income tax rate	35.0%	35.0%	35.0%

State and local income taxes, net of federal income tax benefit and valuation allowance	(1.0)	4.9	5.0

Other, net	6.0	1.3	—

Effective Income Tax Rate	40.0%	41.2%	40.0%

	November 30,

	2000		1999

	Assets	Liabilities	Assets	Liabilities

	(Dollars in millions)

Deferred Taxes

Accrued estimated costs	$9.8	$—	$11.6	$—

Depreciation	—	24.8	—	21.7

Pension	—	19.4	—	18.1

NOLs and other carryforwards	9.4	—	—	—

Valuation allowance — state and local NOL carryforwards	(2.3)	—	—	—

Other	1.0	—	1.1	—

Postretirement employee benefits	21.9	—	22.4	—

Deferred Taxes	$39.8	$44.2	$35.1	$39.8

      Prior to the spin-off, the Company was included in the consolidated income tax returns filed by GenCorp and its subsidiaries in various U.S. and foreign jurisdictions. The tax provisions reflected in the consolidated financial statements for the periods prior to the spin-off were computed as if the Company was a separate company. Under the provisions of the Tax Matters Agreement, GenCorp is generally responsible for all federal, state and local income taxes for all periods prior to October 1, 1999. Taxes payable and income tax payments prior to the spin-off were recorded directly by GenCorp and, as a result, such amounts related to the Company are included in “Net transactions with GenCorp prior to spin-off” in the Consolidated Statements of Cash Flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Deferred tax assets include a $6.3 million federal NOL, $2.7 million state and local NOL and $0.4 million charitable contribution carryover with carryforward periods of 20 years, 5 to 20 years and 5 years, respectively. The majority of the federal and state and local NOLs expire in the year 2020 while the charitable contribution carryover expires in 2005. Pretax income of foreign subsidiaries was $0.5 million in 2000. Cash paid during the year for income taxes was $2.6 million in 2000. Taxes paid during the 2 month period following the spin-off were not significant.

Note I — Accounts Receivable

      The Company’s accounts receivable are generally unsecured and are not backed by collateral from its customers. No one customer represented more than 10 percent of the Company’s net trade receivables. The allowance for doubtful accounts was $2.2 million and $3.5 million at November 30, 2000 and 1999, respectively. Write-offs of uncollectible accounts receivable totaled $2.5 million in fiscal 2000, $0.3 million during fiscal 1999 and $0.1 million during fiscal 1998. The provision for bad debts totaled $1.2 million in fiscal 2000, $0.2 million in 1999 and $0.7 million in 1998. The Company’s accounts receivable balance included a net receivable amount of $3.8 million and $10.7 million due from GenCorp as of November 30, 2000 and 1999, respectively.

      During 2000, the Company formed a wholly-owned subsidiary, OMNOVA Receivables Corp., a qualifying special-purpose entity (SPE), and entered into an agreement whereby the Company may sell up to $75.0 million of trade receivables through the SPE. At November 30, 2000, $73.9 million of the $75.0 million available under the program was utilized. The allowance for doubtful accounts has been retained on the Company’s Consolidated Balance Sheet. The sale was reflected as reductions of trade accounts receivable and the related recurring costs of the program were recorded as other expense and totaled $3.0 million for 2000. The initial one-time fees of $0.2 million were recorded as an unusual item. The proceeds from the sale were used to reduce borrowings under committed lines of credit and are reported as operating cash flows in the Company’s Consolidated Statement of Cash Flows.

Note J — Inventories

	November 30,

	2000	1999

	(Dollars in millions)

Raw materials and supplies	$22.0	$31.1

Work-in-process	4.6	5.9

Finished products	66.4	65.6

Approximate replacement cost of inventories	93.0	102.6

Reserves, primarily LIFO	(33.7)	(34.2)

Inventories	$59.3	$68.4

      Inventories using the LIFO method represented approximately 76 percent and 80 percent of total FIFO inventories at November 30, 2000 and 1999, respectively. The LIFO reserve was $25.0 million and $25.7 million at November 30, 2000 and 1999, respectively. During 2000, LIFO inventory quantities were reduced resulting in a partial liquidation of the LIFO bases, the effect of which increased segment operating profit of Decorative & Building Products and Performance Chemicals by $4.3 million and $1.1 million, respectively. Net income was favorably impacted by $3.2 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note K — Property, Plant and Equipment, Net

	November 30,

	2000	1999

	(Dollars in millions)

Land	$9.4	$9.7

Building and improvements	91.5	89.5

Machinery and equipment	315.7	296.7

Construction in progress	17.8	16.3

	434.4	412.2

Accumulated depreciation	(214.7)	(200.2)

Property, Plant and Equipment, Net	$219.7	$212.0

Note L — Employee Benefit Plans

Postretirement Benefits — Pensions

      Pension Plans — Prior to the spin-off, the Company’s employees participated in GenCorp’s noncontributory pension plans. In conjunction with the spin-off, the Company assumed pension liabilities and received related assets from those plans for its active employees and for certain former employees who left GenCorp in earlier years. The Company’s plans are substantially identical to GenCorp’s plans. The Company has a number of defined benefit pension plans which cover substantially all salaried and hourly employees. Normal retirement age is generally 65, but certain plan provisions allow for earlier retirement. The Company’s funding policy is consistent with the funding requirements of federal law. The pension plans provide for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees.

      Plan assets consist principally of common stocks and U.S. government and corporate obligations. Contributions to these plans were neither required nor made in 2000 because the Company’s plans are adequately funded, using assumed returns.

      The Company’s net pension income was $3.3 million in 2000. The Company’s net pension costs were $6.1 million for both 1999 and 1998. The 1999 amount consisted of $0.5 million of net pension income incurred subsequent to the spin-off and $6.6 million of cost allocations from GenCorp. The 1998 cost was allocated by GenCorp. Separate calculations of the components of the Company’s net pension costs and the funded status of the plans prior to the spin-off are not available. Pension income increased significantly due to the reallocation of pension assets resulting from the spin-off.

      The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $2.4 million and $1.7 million, respectively as of November 30, 2000 and $2.9 million and $2.4 million, respectively as of November 30, 1999.

      Health Care Plans — In connection with the spin-off, OMNOVA Solutions established retiree medical plans identical to GenCorp’s existing plans and assumed certain retiree medical liabilities under the GenCorp plans for certain active employees and certain retired employees associated with the OMNOVA businesses. The accumulated postretirement benefit obligation includes the impact of the cost-sharing program announced to employees and retirees on October 4, 1993 prior to the spin-off of OMNOVA Solutions Inc. from GenCorp. The program generally provides for cost sharing in the form of retiree contributions, deductibles and coinsurance between the Company and its retirees, and established limits on the average amount the Company pays annually to provide future retiree medical coverage. These postretirement benefits are unfunded and are accrued by the date the employee becomes eligible for the benefits. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The Company’s postretirement benefit costs were $3.7 million in 2000 and $3.3 million in 1999 which consisted of $0.6 million of postretirement benefit costs incurred subsequent to the spin-off and $2.7 million of cost allocations from GenCorp. The Company’s postretirement benefit cost allocation from GenCorp was $3.2 million in 1998. Separate calculations of the components of the Company’s total costs for postretirement benefits and the status of the plans prior to the spin-off are not available.

      Because OMNOVA’s health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase/decrease the benefit obligation at November 30, 2000 and would have no effect on the aggregate of the service and interest components of net periodic cost.

	Pension			Health Care

	2000	1999		2000	1999

	(Dollars in millions)

Change in Benefit Obligation

Benefit obligation at beginning of year	$140.6	$		$51.4	$

Service cost	4.9			.7

Interest cost	9.7			3.4

Amendments	.7			—

Actuarial gain	(10.6)			(2.5)

Benefits paid net of retiree contributions	(6.7)			(4.2)

Benefit Obligation at End of Year	$138.6		$140.6 *	$48.8		$51.4 *

Change in Plan Assets

Fair value of plan assets at beginning of year	$219.9	$		$—	$

Actual return on assets	23.3			—

Employer contributions	—			4.2

Benefits paid net of retiree contributions	(6.7)			(4.2)

Fair Value of Plan Assets at End of Year	$236.5		$219.9 *	$—		$— *

* Due to the spin-off from GenCorp Inc., a reconciliation for 1999 is not meaningful.

Funded Status	$97.9		$79.3	$(48.8)		$(51.4)

Unrecognized actuarial gain	(56.2)		(40.3)	(4.4)		(1.8)

Unrecognized prior service cost (benefit)	7.2		7.4	(2.6)		(3.0)

Unrecognized transition amount	(3.0)		(3.9)	—		—

Minimum funding liability	—		(1.1)	—		—

Net Amount Recognized at August 31	45.9		41.4	(55.8)		(56.2)

Benefits paid September 1 to November 30	—		—	1.3		.9

Net Amount Recognized at November 30 Asset (Liability)	$45.9		$41.4	$(54.5)		$(55.3)

Amounts Recognized in the Consolidated Balance Sheets

Prepaid benefit cost	$45.9		$41.4	$—		$—

Accrued benefit liability	—		—	(54.5)		(55.3)

Intangible assets	—		.7	—		—

Other shareholders’ equity	—		.4	—		—

Minimum funding liability	—		(1.1)	—		—

Net Amount Recognized	$45.9		$41.4	$(54.5)		$(55.3)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Pension		Health Care

	2000	1999	2000	1999

	(Dollars in millions)

Net Periodic Benefit (Income) Cost

Service costs for benefits earned	$4.9	$.8	$.7	$.1

Interest costs on benefit obligation	9.7	1.6	3.4	.6

Amortization of unrecognized prior service costs	(.4)	(.1)	(.4)	(.1)

Assumed return on plan assets	(17.5)	(2.8)	—	—

Total	$(3.3)	$(.5)	$3.7	$.6

Amount Allocated From GenCorp	$—	$6.6	$—	$2.7

Weighted Average Assumption

Discount rate	7.5%	7.0%	7.5%	7.0%

Current trend rate for health care costs	N/A	N/A	8.0%	9.0%

Ultimate trend rate for health care costs	N/A	N/A	6.0%	6.0%

Year reached	N/A	N/A	2002	2002

Measurement date	8/31	8/31	8/31	8/31

Assumed long-term rate of return on plan assets	8.75%	8.75%	N/A	N/A

Annual rates of salary increase	4.5%	4.5%	N/A	N/A

      On October 12, 2000, a group of hourly retirees filed a class action seeking recision or modification of the OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan). The plaintiffs challenged the establishment of the OMNOVA Plan and seek, among other things, modification of the OMNOVA Plan to eliminate participant contributions or to reinstate pre-1994 benefit terms. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed not to support such litigation. OMNOVA believes that it has meritorious defenses and intends to vigorously defend these claims. GenCorp has prevailed in two prior lawsuits challenging its right to modify retiree health care benefits under its retiree health care plans. An adverse ruling could affect the future cost of providing retiree health care benefits.

      Until November 30, 2000, the Company participated in multiple employer defined contribution pension plans sponsored jointly by GenCorp and OMNOVA Solutions. Participation in these plans was available to substantially all salaried employees and to certain groups of hourly employees. Contributions to these plans were based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of each plan. The costs of these plans for the Company were approximately $3.0 million in 2000 and $2.2 million in 1999 and $2.0 million in 1998. On December 1, 2000, the multiple employer plans were divided into separate plans for GenCorp and OMNOVA Solutions.

Note M — Long-Term Debt and Credit Lines

      The Company has an unsecured $300 million revolving credit facility (Facility) which expires in September 2004 and is available for future working capital, capital expenditures and acquisition needs. At November 30, 2000, the unused and available balance under this Facility was $155.0 million. The Company pays a variable commitment fee, which is currently .35 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 7.72 percent at November 30, 2000. The Facility contains various debt, dividend and investment restrictions and covenants requiring maintenance of an earnings before interest, taxes, depreciation and amortization to interest coverage (EBITDA/Interest Expense) ratio of 3.50 to 1.00 and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratio of 3.25 to 1.00. The Company was in compliance with these covenants at November 30, 2000. Based on

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

current projections, the Company anticipates that it would not be in compliance with the EBITDA/Interest Expense and Debt/EBITDA covenants at February 28, 2001. Therefore, the Company is currently negotiating a waiver and an amendment to the Facility which would result in amended covenants, security interests given to the lenders, amendment fees, and higher interest loan spreads. Management believes that the waiver and amendment will be completed prior to any default.

      At November 30, 2000, the Company had unsecured, uncommitted lines of credit with several banks for short-term borrowings aggregating $22.5 million, of which $9.0 million was outstanding. Interest rates for these lines of credit were variable and were at an average rate of 7.2 percent on November 30, 2000. Borrowings under such lines are payable on demand. The Company also had outstanding letters of credit totaling $1.6 million at November 30, 2000.

      Interest paid during the year was $15.7 million in 2000 and $1.8 million during the period following the spin-off in 1999.

Note N — Lease Commitments

      The Company leases certain facilities, machinery and equipment and office buildings under long-term, noncancelable operating leases. The leases generally provide for renewal options ranging from five to ten years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $7.0 million in 2000, $6.0 million in 1999 and $3.8 million in 1998. Future minimum commitments at November 30, 2000 for existing operating leases were $16.4 million with annual amounts declining from $4.9 million in 2001 to $1.0 million in 2005. The Company’s obligation for leases after 2005 is $2.6 million.

Note O — Contingencies

      The Company is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Note P — Stock-Based Compensation Plans

      OMNOVA Solutions’ 1999 Equity and Performance Incentive Plan (the 1999 Plan) permits the Company to grant to officers, key employees and nonemployee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The 1999 Plan authorizes up to 2.4 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the 1999 Plan have been granted at prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed ten years. As of November 30, 2000, approximately 1.3 million shares of Company common stock remained available for grants under the 1999 Plan.

      Stock options granted under the GenCorp 1993 and 1997 Stock Option Plans (GenCorp Options) to OMNOVA Solutions employees and GenCorp employees prior to the spin-off were partially converted into OMNOVA Solutions options and partially into GenCorp options with adjustments to preserve their value. The OMNOVA Solutions options, which were issued pursuant to the conversion process, were granted under the OMNOVA Solutions Inc. Option Adjustment Plan (the Adjustment Plan). The Adjustment Plan authorized up to 4.0 million shares of Company common stock solely for the purpose of accomplishing the conversion described above. Shares used may be either newly issued shares or treasury shares or both.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      If compensation cost for the stock options granted in 2000 had been determined based on the fair value method of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and diluted earnings per share would have been reduced by $0.4 million ($.01 per share). The pro forma effect on net income for 2000 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 2000. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 6.9 percent for 2000; dividend yield of 4.1 percent for 2000; volatility factor of the expected market price of the Company’s common stock of 4.8 percent for 2000; and a weighted average expected life of the option of 6.9 years for 2000.

      A summary of the Company’s stock option activity, and related information for the year ended November 30, 2000 and period subsequent to the spin-off through November 30, 1999 is as follows:

	2000		1999

		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at October 1, 1999	—	—	4,033,748	$8.9215

Outstanding at December 1, 1999	4,080,748	$8.9215	—	—

Granted	1,093,480	$7.3420	50,000	$7.0000

Forfeited	(574,789)	$9.0822	—	—

Exercised	(8,500)	$5.3125	(3,000)	$6.6701

Outstanding at November 30, 2000	4,590,939	$8.5060	4,080,748	$8.9215

      The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2000 under the Company’s stock option plans:

	Outstanding Options
				Exercisable Options
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range Of		Exercise	Contractual		Exercise
Exercise Price	Number	Price	Life (yrs)	Number	Price

$5.0000 - $ 5.9999	833,934	$5.5845	4.9	763,742	$5.5601
$6.0000 - $ 6.9999	186,104	$6.5462	5.4	168,604	$6.5543

$7.0000 - $ 7.9999	1,360,715	$7.5588	7.5	689,530	$7.6341

$8.0000 - $ 8.9999	1,423,491	$8.6413	7.5	1,013,819	$8.7342

$9.0000 - $12.9999	185,733	$10.9739	7.3	149,317	$10.9458

$13.0000 - $14.3733	600,962	$14.2281	7.3	461,654	$14.2227

Total	4,590,939	$8.5060	6.9	3,246,666	$8.5229

      There were 2,620,352 stock options exercisable at November 30, 1999.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note Q — Common Stock

      At November 30, 2000, 6,413,698 shares of $.10 par value common stock were reserved for future issuance for discretionary payments of the Company’s portion of Retirement Savings Plan contributions, exercise of options and payments of awards under stock-based compensation plans.

Note R — Business Segment Information

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

      Segment operating profit represents net sales less applicable costs and expenses related to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual items, interest expense and income taxes. No one customer accounted for 10 percent or more of consolidated sales.

	2000	1999	1998
BUSINESS SEGMENT INFORMATION

	(Dollars in millions)

Net Sales

Decorative & Building Products	$429.8	$443.5	$398.6

Performance Chemicals	343.5	323.9	225.6

	$773.3	$767.4	$624.2

Income

Decorative & Building Products	$37.0	$51.4	$51.5

Performance Chemicals	2.1	31.6	35.0

Segment Operating Profit	39.1	83.0	86.5

Interest expense	(14.7)	(18.6)	(7.9)

Corporate other income (expense), net	(6.7)	(.9)	(.2)

Corporate expenses	(6.0)	(3.9)	(4.6)

Unusual items	(3.8)	1.1	(3.4)

Spin-off related costs	(.6)	(2.2)	—

Income Before Income Taxes	$7.3	$58.5	$70.4

Total Assets

Decorative & Building Products	$302.4	$323.1	$313.0

Performance Chemicals	266.1	319.2	289.7

Corporate	79.0	80.2	—

	$647.5	$722.5	$602.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2000	1999	1998
BUSINESS SEGMENT INFORMATION (continued)

	(Dollars in millions)

Capital Expenditures

Decorative & Building Products	$22.0	$20.7	$13.0

Performance Chemicals	13.0	14.0	5.0

Corporate	.3	.3	—

	$35.3	$35.0	$18.0

Depreciation and Amortization

Decorative & Building Products	$15.8	$15.6	$13.4

Performance Chemicals	16.5	14.8	8.0

Corporate	1.0	.3	.1

	$33.3	$30.7	$21.5

      The Company’s operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area.

	2000	1999	1998
GEOGRAPHIC INFORMATION

	(Dollars in millions)

Net Sales

United States	$672.3	$654.3	$572.0

United States export sales	35.5	44.4	37.5

Europe	65.0	68.7	14.7

Asia	.5	—	—

	$773.3	$767.4	$624.2

Segment Operating Profit

United States	$34.7	$75.8	$84.6

Europe	3.7	7.2	1.9

Asia	.7	—	—

	$39.1	$83.0	$86.5

Total Assets

United States	$495.0	$583.4	$474.1

Europe	135.4	139.1	128.6

Asia	17.1	—	—

	$647.5	$722.5	$602.7

Long-Lived Assets

United States	$353.2	$348.5	$323.0

Europe	93.6	100.3	100.4

Asia	1.2	—	—

	$448.0	$448.8	$423.4

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three months ended

	February 29,	May 31,	August 31,	November 30,

	(Dollars in millions, except per-share amounts)

2000

Net sales	$182.2	$198.5	$200.1	$192.5

Segment operating profit	$9.2	$12.6	$8.5	$8.8

Income (loss) before income taxes	$2.0	$5.3	$.8	$(.8)

Net Income (Loss)	$1.2	$3.2	$.5	$(.5)

Earnings (loss) per share of common stock(1)

Basic	$.03	$.08	$.01	$(.01)

Diluted	$.03	$.08	$.01	$(.01)

Common stock price range per share — high	$7.9375	$7.5	$7.1875	$6.625

— low	$5.8125	$5.0625	$4.375	$4.875

	Three months ended

	February 28,	May 31,	August 31,	November 30,

	(Dollars in millions, except per-share amounts)

1999

Net sales	$171.2	$195.9	$202.9	$197.4

Segment operating profit	$17.3	$24.0	$22.1	$19.6

Income before income taxes	$11.3	$17.9	$16.9	$12.4

Net Income	$6.8	$10.7	$10.1	$6.8

Earnings per share of common stock(1)

Basic	$.16	$.26	$.25	$.16

Diluted	$.16	$.25	$.24	$.16

Common stock price range per share — high	N/A	N/A	N/A	$11.125

— low	N/A	N/A	N/A	$6.25

(1)	The sum of the quarterly EPS amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Capital Stock

      The Company’s common stock is listed on the New York Stock Exchange. At November 30, 2000 and December 31, 2000, there were approximately 10,950 holders of record of the Company’s common stock.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to nominees who will stand for election as a director of the Company at the March 29, 2001 Annual Meeting of Shareholders is set forth on page 3 of the Company’s 2001 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the March 29, 2001 Annual Meeting of Shareholders is set forth on pages 3 and 4 of the Company’s 2001 Proxy Statement and is incorporated herein by reference.

      Also, see Executive Officers of the Registrant on pages 8 and 9 of this report.

Item 11. Executive Compensation

      Information regarding executive compensation is set forth on pages 8 through 22 of the Company’s 2001 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding the security ownership of certain beneficial owners and management is set forth on pages 5 and 6 of the Company’s 2001 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain transactions and employment arrangements with management is set forth on pages 15 through 17 of the Company’s 2001 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page
Number

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Income for the years ended November 30, 2000, 1999 and 1998	19

Consolidated Balance Sheets at November 30, 2000 and 1999	20

Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2000, 1999 and 1998	21

Consolidated Statements of Cash Flows for the years ended November 30, 2000, 1999 and 1998	22

Notes to the Consolidated Financial Statements	23

(a)(2)  Consolidated Financial Statement Schedules:

All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits

EXHIBIT INDEX

Exhibit		Description

ACQUISITION AGREEMENTS
2.1*		Distribution Agreement between OMNOVA Solutions Inc. (“OMNOVA Solutions”) and GenCorp Inc (“GenCorp”).
CHARTER DOCUMENTS
3.1*	*	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.
3.2*	*	Amended and Restated Code of Regulation of OMNOVA Solutions.
INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1*		Credit Agreement dated September 30, 1999 by and among OMNOVA Solutions Inc., Bank of America, N.A. as Agent and as Lender and the Lenders party thereto from time to time.
MATERIAL CONTRACTS
10.1*	*†	Employment Agreement dated October 15, 1993 (with amendments) between GenCorp and John B. Yasinsky, as assumed by OMNOVA Solutions.
10.2†		Retirement Agreement dated November 28, 2000 between OMNOVA Solutions and John B. Yasinsky.
10.3†		Employment Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen.
10.4†		Employment Agreement dated January 6, 2000 between OMNOVA Solutions and Kevin M. Byrne.
10.5†		Amended and Restated Severance Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen.
10.6*	†	Form of Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officers identified above).
10.7*	*†	OMNOVA Solutions 1999 Equity and Performance Incentive Plan.
10.8*	*†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.
10.9*	*†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.
10.10	**†	OMNOVA Solutions Executive Incentive Compensation Program.
10.11	**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.
10.12	**†	OMNOVA Solutions Deferred Bonus Plan.
10.13	**†	1999 GenCorp Key Employee Retention Plan.
10.14	**†	Form of Key Employee Retention Letter Agreement.
10.15	*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.
10.16	*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.
10.17	*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.
10.18	*	Services and Support Agreement between OMNOVA Solutions and GenCorp.
10.19	**	Form of Director and Officer Indemnification Agreement.
10.20	**	Form of Director Indemnification Agreement.
10.21	**	Form of Officer Indemnification Agreement.
SUBSIDIARIES OF THE REGISTRANT
21.1		Listing of Subsidiaries.
CONSENTS OF EXPERTS
23.1		Consent of Ernst & Young LLP.

Exhibit	Description

POWER OF ATTORNEY
24.1	Powers of Attorney executed by E. P. Campbell, C. A. Corry, D. A. Daberko, B. G. Gower, D. E. McGarry, S. W. Percy, R. B. Pipes, and J. B. Yasinsky, Directors of the Company.

The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to OMNOVA Solutions Inc., 175 Ghent Road, Fairlawn, Ohio 44333-3300—Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.

*	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-15147).

**	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10 (File No. 1-15147).

†	Management contract or compensatory arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNOVA SOLUTIONS INC.

February 9, 2001

By	/s/ J. C. LEMAY

J. C. LEMAY
Senior Vice President, Business Development; General Counsel

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. MCMULLEN K. M. McMullen	Chairman, Chief Executive Officer and President	February 9, 2001
/s/ M. E. HICKS M. E. Hicks	Senior Vice President and Chief Financial Officer; Treasurer	February 9, 2001
/s/ P. J. PARR P. J. Parr	Corporate Controller (principal accounting officer)	February 9, 2001
* E. P. Campbell	Director	February 9, 2001
* C. A. Corry	Director	February 9, 2001
* D. A. Daberko	Director	February 9, 2001
* B. G. Gower	Director	February 9, 2001
* D. E. McGarry	Director	February 9, 2001
* S. W. Percy	Director	February 9, 2001
* R. B. Pipes	Director	February 9, 2001

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ C. A. SLACK C. A. Slack		February 9, 2001