Form 10-Q
period 2001-02-28
OMNOVA SOLUTIONS INC
filed 2001-04-12
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2001	Commission File Number 1-15147

OMNOVA Solutions Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1897652

(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road	Fairlawn, Ohio	44333-3300

(Address of principal executive offices)		(Zip Code)

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

At March 31, 2001, there were 39,584,051 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information		Page No.

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Income –
Three Months Ended February 28, 2001 and
	February 29, 2000	-3-

Condensed Consolidated Balance Sheets –
	February 28, 2001 and November 30, 2000	-4-

Condensed Consolidated Statements of Cash Flows –
Three Months Ended February 28, 2001 and
	February 29, 2000	-5-

Notes to the Unaudited Condensed Consolidated
	Financial Statements as of February 28, 2001	-6-

Item 2. Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	-11-

Item 3. Quantitative and Qualitative Disclosures About Market Risk		-14-

Part II. Other Information

Item 1. Legal Proceedings		-14-

Item 4. Submission of Matters to a Vote of Security Holders		-15-

Item 6. Exhibits and Reports on Form 8-K		-16-

Signatures		-17-

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended

	February 28,	February 29,
	2001	2000

Net Sales	$165.1	$182.2

Costs and Expenses

Cost of products sold	125.4	131.5

Selling, general and administrative	33.4	36.1

Depreciation and amortization	8.9	8.6

Interest expense	3.4	3.9

Other (income) expense, net	.8	(.4)

Unusual items	(1.0)	.5

	170.9	180.2

(Loss) Income Before Income Taxes	(5.8)	2.0

Income tax (benefit) provision	(2.3)	.8

Net (Loss) Income	$(3.5)	$1.2

(Loss) Earnings Per Share of Common Stock

Basic	$(.09)	$.03

Diluted	$(.09)	$.03

Average shares outstanding (in millions)

Basic	39.6	41.4

Diluted	39.6	41.5

Cash dividends paid per share of common stock	$.05	$.05

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	February 28,	November 30,
	2001	2000

ASSETS:

Current Assets

Cash and cash equivalents	$9.7	$11.7

Accounts receivable, net	49.7	42.8

Inventories	61.3	59.3

Deferred income taxes	8.2	8.5

Prepaid expenses and other	6.8	5.8

Total Current Assets	135.7	128.1

Property, plant and equipment, net	221.5	219.7

Goodwill, net	150.7	151.8

Patents and other intangible assets, net	75.6	76.5

Prepaid pension	48.8	45.9

Other assets	24.4	25.5

Total Assets	$656.7	$647.5

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities

Notes payable	$3.4	$9.0

Accounts payable	77.6	87.2

Accrued payroll and personal property taxes	13.2	14.5

Other current liabilities	11.9	26.1

Total Current Liabilities	106.1	136.8

Long-term debt	191.0	145.8

Postretirement benefits other than pensions	50.0	50.1

Deferred income taxes	11.3	12.9

Other liabilities	14.8	14.0

Shareholders’ Equity

Preference stock — $1.00 par value; 15.0 million shares authorized; none outstanding	—	—

Common stock — $0.10 par value; 135.0 million shares authorized; 41.8 million shares outstanding	4.2	4.2

Additional contributed capital	308.7	308.7

Retained earnings (deficit)	(7.2)	(1.8)

Accumulated other comprehensive (loss) income	(8.1)	(9.1)

Treasury stock at cost; 2.2 million shares	(14.1)	(14.1)

Total Shareholders’ Equity	283.5	287.9

Total Liabilities and Shareholders’ Equity	$656.7	$647.5

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2001	2000

Operating Activities

Net (loss) income	$(3.5)	$1.2

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation, amortization and (gain)/loss on disposal of fixed assets	9.0	8.6

Provision for unusual items	(1.1)	.5

Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:

Current assets	(9.5)	2.6

Current liabilities	(23.7)	(14.2)

Other non-current assets	(3.0)	(.1)

Other non-current liabilities	.8	(1.3)

Net Cash Used In Operating Activities	(31.0)	(2.7)

Investing Activities

Capital expenditures	(8.7)	(9.0)

Net Cash Used In Investing Activities	(8.7)	(9.0)

Financing Activities

Long-term debt incurred	58.2	30.0

Long-term debt paid	(13.0)	(15.0)

Net short-term debt (paid) incurred	(5.6)	3.5

Dividends	(2.0)	(2.1)

Share repurchase plan	—	(5.7)

Other	.1	(1.2)

Net Cash Provided By Financing Activities	37.7	9.5

Net Decrease in Cash and Equivalents	(2.0)	(2.2)

Cash and equivalents at beginning of year	11.7	10.5

Cash and equivalents at end of period	$9.7	$8.3

Cash paid for interest and income taxes was $3.6 million and $0.2 million for the three months ended February 28, 2001 and $4.0 million and $2.9 million for the three months ended February 29, 2000.

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2001

Note A – Basis of Presentation

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (OMNOVA Solutions or the Company) Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

      OMNOVA Solutions develops, manufactures and markets decorative and building products, emulsion polymers and specialty chemicals for a variety of industrial, commercial and consumer markets. The Company was formed as a result of the spin-off of the OMNOVA Solutions businesses from GenCorp on September 30, 1999.

      All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month period ended February 28, 2001 and February 29, 2000 have been reflected. The results of operations for the three month period ended February 28, 2001 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

Note B – Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Unaudited
	Three Months Ended
	February 28,	February 29,
(Dollars and shares in millions, except per share amounts)	2001	2000

Numerator

Net (loss) income	$(3.5)	$1.2

Denominator

Denominator for basic earnings per share – weighted average shares	39.6	41.4

Effect of dilutive securities:

Employee stock options	—	.1

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	39.6	41.5

(Loss) Earnings Per Share Of Common Stock

Basic	$(.09)	$.03

Diluted	$(.09)	$.03

Note B – Earnings Per Share (continued)

      On November 29, 1999, the Company announced that its Board of Directors authorized the purchase from time to time of up to $25 million of OMNOVA Solutions’ common stock. The stock repurchases may be made over a period of up to 18 months, principally through open market transactions or in privately-negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Depending on market conditions and other factors, such purchases may be commenced or suspended at any time without prior notice. During the first three months of 2001, no shares were purchased.

Note C – Comprehensive Income

      The components of total comprehensive (loss) income were as follows:

	Unaudited
	Three Months Ended
	February 28,	February 29,
(Dollars in millions)	2001	2000

Net (loss) income	$(3.5)	$1.2

Adjustments (primarily foreign currency translation effect)	1.0	(1.2)

Total comprehensive (loss) income	$(2.5)	$—

Note D – Accounts Receivable Sale

      On May 1, 2000 the Company formed a wholly-owned subsidiary, OMNOVA Receivables Corp., a qualifying special-purpose entity (SPE), and entered into an agreement whereby the Company may sell up to $75 million of trade receivables through the SPE. At February 28, 2001, $59.1 million of the $75 million available under the program was utilized. The allowance for doubtful accounts has been retained on the Company’s consolidated balance sheet. The sale was reflected as a reduction of trade accounts receivable and the related recurring costs of the program, which totaled $1.2 million for the quarter, were recorded as other expense. The proceeds from the sale were used to reduce borrowings under committed lines of credit and are reported as operating cash flows in the Company’s consolidated statement of cash flows. Under the terms of the Company’s amended credit facility (see Note H), the trade receivable sales program is limited to $60 million as of April 12, 2001.

Note E – Unusual Items and Spin-Off Related Costs

      During the first quarter of fiscal 2001, the Company recorded net unusual income of $1.0 million. Unusual items related primarily to the reversal of an unused reserve associated with the restructuring of one of its businesses. As of February 28, 2001, $0.9 million of this reserve remains and is expected to be utilized in the second quarter of fiscal 2001.

      During the first quarter of fiscal 2000, the Company recorded a $0.5 million charge related to a loss recognized for fully reserving an accounts receivable balance due from a customer that filed for bankruptcy.

      During the first quarter of fiscal 2001, the Company recognized $0.1 million of spin-off costs relating to retention bonuses for key executives associated with the Company’s spin-off from a predecessor company in 1999. An amount of $0.2 million was recorded in the first quarter of 2000 which primarily related to the new corporate identity program and retention bonuses. A liability of $0.1 million related to the spin-off remained as of February 28, 2001. The amount is expected to be utilized as of the end of the second quarter 2001.

Note F – Inventories

      Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s judgments of expected year-end inventory levels. Components of inventory are as follows:

	February 28,	November 30,
(Dollars in millions)	2001	2000

Raw materials and supplies	$22.6	$22.0

Work-in-process	4.4	4.6

Finished products	67.7	66.4

Approximate replacement cost of inventories	94.7	93.0

Reserves, primarily LIFO	(33.4)	(33.7)

	$61.3	$59.3

Note G – Property, Plant and Equipment, Net
	February 28,	November 30,
(Dollars in millions)	2001	2000

Land	$9.4	$9.4

Building and improvements	91.6	91.5

Machinery and equipment	315.5	315.7

Construction in progress	26.2	17.8

	442.7	434.4

Accumulated depreciation	(221.2)	(214.7)

	$221.5	$219.7

      Note H – Long-Term Debt and Credit Lines

      At February 28, 2001, the Company had a five-year unsecured $300 million revolving credit facility (Facility) which expires in September 2004. The Facility contains various debt, dividend and investment restrictions and provisions requiring maintenance of an earnings before interest, taxes, depreciation and amortization to interest coverage (EBITDA/Interest Expense) ratio of 3.5 to 1.00 and debt to earnings before interest, taxes, depreciation and amortization (Debt/EBITDA) ratio of 3.25 to 1.00. At February 28, 2001, the unused and available balance under this Facility was $107 million. The Company pays a variable commitment fee, which is currently .35 of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 7.8 percent at February 28, 2001. The Facility contains a provision that allows for a swing line of credit for up to $10 million for daily funding requirements, which was utilized for $3 million at February 28, 2001. Interest rates on the swing line of credit are variable, primarily based on the prime interest rate, and were at an average rate of 7.2 percent at February 28, 2001. The Company also had outstanding letters of credit totaling $1.6 million at February 28, 2001.

Note H – Long-Term Debt and Credit Lines (continued)

      At February 28, 2001, the Company was not in compliance with the EBITDA/Interest Expense and the Debt/EBITDA covenants and was operating under a waiver of compliance granted by the banks while the Company negotiated an amended facility. On April 12, 2001, the credit facility was amended and reduced to $240 million. This secured $240 million revolving credit facility (Amended Facility), which expires in September 2004, is collateralized by substantially all of the Company’s assets. The Amended Facility contains various debt, dividend and investment restrictions and provisions. The Company is required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 5.95 to 1.00, for the quarter ending February 28, 2001, declining to 3.25 to 1.00 for the quarter ending November 30, 2002. A consolidated interest coverage ratio (EBITDA/Interest) of at least 2.00 to 1.00 must be maintained for the quarter ending February 28, 2001 increasing to 3.50 to 1.00 at November 30, 2002. The Company must also maintain a net worth of $260 million. The Amended Facility’s interest rate will be variable primarily based on LIBOR, and the Company will pay a higher variable commitment fee on the unused balance. As described in Note D, the receivable sales program, under the Amended Facility is limited to $60 million.

Note I – Contingencies

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

      The Company is subject to various other legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to such matters and the matter discussed above and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Note J – Segments

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

Note J – Segments (continued)

      The following table sets forth a summary of operations for the quarter by segment and a reconciliation to consolidated income before taxes:

	Three Months Ended
	February 28,	February 29,
(Dollars in millions)	2001	2000

Net Sales

Decorative & Building Products	$87.7	$101.8

Performance Chemicals	77.4	80.4

	$165.1	$182.2

Income (Loss)

Decorative & Building Products	$.9	$9.0

Performance Chemicals	(1.9)	.2

Segment Operating (Loss) Profit	(1.0)	9.2

Interest expense	(3.4)	(3.9)

Corporate other income and (expense), net	(1.8)	(.8)

Corporate expenses	(.6)	(2.0)

Unusual items	1.0	(.5)

(Loss) income before taxes	$(5.8)	$2.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Results of Operations Three Months Ended February 28, 2001 and February 29, 2000

      Net sales for the Company in the first quarter of 2001 decreased 9% to $165 million compared to $182 million during the same period a year ago. The Company’s Performance Chemicals business segment experienced a 4% revenue decline, while the Decorative & Building Products business segment was down 14% versus the first quarter of 2000. The Company sustained a segment operating loss of $(1) million for the first quarter of 2001, versus operating profit of $9 million for the first quarter of 2000, as the current quarter was negatively impacted primarily by lower sales volumes and higher raw material costs. Operating margins decreased to (0.6)% in the first quarter of 2001 compared to 5.0% in the first quarter of 2000, primarily due to operational declines along all product lines due to soft market conditions. As a result, the Company sustained a loss of $(.09) per diluted share in the first quarter of 2001 versus earnings of $.03 per share in the first quarter of 2000.

      General and administrative expenses were favorably impacted by a focused cost reduction throughout the Company to improve profitability which resulted in cost savings of $3 million during the first quarter of 2001 over the prior year first quarter. The Company reduced interest expense 13% over the prior year period as a result of the receivable sales program established in 2000. A portion of these savings were offset by costs associated with the program.

      Net sales for Decorative & Building Products during the first quarter of 2001 decreased 14% to $88 million compared to $102 million in the first quarter of 2000. Sales declined substantially in decorative laminates and North American commercial wallcoverings due to slow demand for products in the hospitality sector and home and office furnishings markets. A modest decline in single-ply roofing product sales was due to poor weather conditions across most of North America as well as softness in the economy. Segment operating profit during the first quarter of 2001 declined to $1 million from $9 million for the first quarter of 2000. Segment operating margins declined to 1.0% for the first quarter of 2001 from 8.8% in the first quarter of 2000, due primarily to lower sales volumes, product mix issues, and start up costs for the new GenFlex commercial roofing plant. PVC resin costs, which began to moderate last year, decreased versus the same period a year ago.

      Decorative & Building Products completed its wallcovering distribution realignment, which was implemented in 2000, and it is expected to enhance future sales growth and profitability in North America as transition issues are resolved. The GenFlex roofing business began production at its new TPO and PVC extrusion plant in Muscle Shoals, Alabama. After the start-up phase is completed, this facility will significantly enhance operating performance in manufacturing wide width TPO and PVC single-ply roofing membrane products. Reversal of certain reserves established for the distribution realignment totaled $1 million for the first quarter of 2001 and were reflected as an unusual item. The Company has $1 million of the initial reserve remaining at the end of the first quarter 2001.

      Net sales for Performance Chemicals during the first quarter of 2001 decreased 4% to $77 million, versus $80 million in the first quarter of 2000. Sales declines are a result of across the board volume declines offset by higher average unit selling prices. Segment operating losses during the first quarter of 2001 totaled $(2) million compared to a $0.2 million operating profit for the first quarter of 2001. Segment operating margins declined to (2.5)% in the first quarter of 2001 versus 0.2% in the first quarter of 2000. The decline is primarily due to higher raw material pricing for styrene and butadiene monomers, adversely impacting operating profit by almost $5 million. The Company has initiated pricing actions that are expected to result in over $8 million of annualized increases.

      The Company finalized an agreement to form a strategic alliance with Rohm & Haas to provide total coating solutions for the paper and paperboard industries.

Financial Resources and Capital Spending

      Cash flow used by operating activities for the first quarter of fiscal 2001 was $31 million as compared to $3 million in the first quarter of 2000 and was driven primarily by the shortfall in net income and the increase in working capital. For the first three months of 2001 and 2000, respectively, $9 million was used for investing activities, primarily for capital expenditures. Cash flow provided by financing activities for the first quarter of 2001 was $38 million compared to $10 million for the first quarter of 2000. The increase in financing activities was required to support a difficult operating environment in the first quarter of 2001.

      See Note H for a description of the Company’s revolving credit facility outstanding at February 28, 2001.

      At February 28, 2001, the Company was not in compliance with the EBITDA/Interest Expense and the Debt/EBITDA covenants and was operating under a waiver of compliance granted by the banks while the Company negotiated an amended facility. On April 12, 2001, the credit facility was amended and reduced to $240 million. This secured $240 million revolving credit facility (Amended Facility), which expires in September 2004, is collateralized by substantially all of the Company’s assets. The Amended Facility contains various debt, dividend and investment restrictions and provisions. The Company is required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 5.95 to 1.00, for the quarter ending February 28, 2001, declining to 3.25 to 1.00 for the quarter ending November 30, 2002. A consolidated interest coverage ratio (EBITDA/Interest) of at least 2.00 to 1.00 must be maintained for the quarter ending February 28, 2001 increasing to 3.50 to 1.00 at November 30, 2002. The Company must also maintain a net worth of $260 million. The Amended Facility’s interest rate will be variable primarily based on LIBOR, and the Company will pay a higher variable commitment fee on the unused balance. As described in Note D, the receivable sales program, under the Amended Facility is limited to $60 million.

      Based upon current and anticipated levels of operations and plans for integrating recent acquisitions, management believes that cash flow from operations, combined with borrowings that are available under the amended credit facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next twelve months. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The Company’s ability to meet its current and anticipated operating requirements will be dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including some factors beyond the Company’s control. All of the debt of OMNOVA Solutions bears interest at variable rates; therefore, its liquidity and financial condition are and will continue to be, affected by changes in prevailing interest rates.

Environmental Matters

      OMNOVA Solutions’ policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions’ Condensed Consolidated Balance Sheet as of February 28, 2001 reflects environmental reserves of $1 million. Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Subsequent Events

      To improve future profitability, the Company announced a restructuring plan on March 14, 2001 involving the closure of one of its Performance Chemicals facilities, an early retirement program primarily at its corporate headquarters and involuntary terminations at its corporate headquarters and in its Performance Chemicals segment. The restructuring will result in a one-time pretax charge of up to $20 million. The Company expects the restructuring plan to have approximately a negative $4 to $5 million cash impact in 2001 with a recurring annualized favorable impact on net income of $2 to $3 million.

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

      The outcomes of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions. In addition to certain contingency matters and their respective cautionary statements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000, the Forward-Looking Statements section of this Management’s Discussion and Analysis indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Some important factors that could cause OMNOVA Solutions’ actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

•	General economic trends affecting OMNOVA Solutions’ markets

•	Raw material prices for chemical feed stocks including polyvinyl chloride, styrene and butadiene

•	Procurement of raw materials feed stocks

•	Governmental and regulatory policies including environmental regulations

•	OMNOVA Solutions’ acquisition activities

•	Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations

•	OMNOVA Solutions’ ability to obtain financing at anticipated rates

•	Expected continued benefits from integration of acquisitions

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company’s practice is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company’s long-term debt, which is under the amended revolving credit facility described in Note H, matures in the year 2004 and is variable. The average variable interest rate applicable to this debt was 7.8 percent as of February 28, 2001. Since the Company’s long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

      The Company is subject to foreign currency exchange risk due to the acquisition of the European wallcovering business in late 1998. As shown in the Condensed Consolidated Balance Sheet, the Company has experienced a comprehensive loss of $8.1 million as of February 28, 2001 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

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

      OMNOVA Solutions is subject to various other legal actions, governmental investigations, and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to such matters and the matter discussed above and consulting with counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of OMNOVA Solutions. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Shareholders held on March 29, 2001, holders of OMNOVA Solutions Common Stock elected Bob G. Gower, Diane E. McGarry and Steven W. Percy as directors to serve a three year term expiring in 2004.

      Shareholders also ratified the Board of Directors’ appointment of Ernst & Young LLP as the Company’s independent auditors for 2001.

Following is the final result of the Common votes cast:

a) Election of Directors:

	For	Withheld	Broker Nonvotes
Bob G. Gower	36,790,827	601,633	-0-

Diane E. McGarry	36,772,246	620,214	-0-

Steven W. Percy	36,785,260	607,200	-0-

b) Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent auditors:

For: 36,950,574	Against: 291,719	Abstain: 150,167	Broker Nonvotes: -0-

Exhibits and Reports on Form 8-K

      a) Exhibits

There were no exhibits for the quarter ending February 28, 2001.

      b) Reports on Form 8-K

OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended February 28, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date	April 12, 2001	By	/s/ M. E. Hicks

M. E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date	April 12, 2001	By	/s/ J. C. LeMay

J. C. LeMay
Senior Vice President, Business Development;
General Counsel (Duly Authorized Officer)