Form 10-Q
period 2001-05-31
OMNOVA SOLUTIONS INC
filed 2001-07-12
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2001	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652

(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road Fairlawn, Ohio 44333-3300

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code  (330) 869-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X     NO

At June 30, 2001, there were 39,592,226 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I.	Financial Information		Page No.

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Income - Three Months and Six Months Ended May 31, 2001 and 2000	-3-

		Condensed Consolidated Balance Sheets - May 31, 2001 and November 30, 2000	-4-

		Condensed Consolidated Statements of Cash Flows - Six Months Ended May 31, 2001 and 2000	-5-

		Notes to the Unaudited Interim Condensed Consolidated Financial Statements as of May 31, 2001	-6-

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-11-

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	-15-

Part II.	Other Information

Item 1.	Legal Proceedings	-15-

Item 6.	Exhibits and Reports on Form 8-K	-16-

Signatures		-17-

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,

	2001	2000	2001	2000

Net Sales	$190.2	$198.5	$355.3	$380.7

Costs and Expenses

Cost of products sold	140.7	140.4	266.1	267.5

Selling, general and administrative	37.6	40.4	71.0	80.9

Depreciation and amortization	8.9	8.6	17.8	17.2

Interest expense	3.8	3.9	7.2	7.8

Other (income) expense, net	(.3)	.2	.5	(.2)

Unusual and non-recurring items	17.5	(.3)	16.5	.2

	208.2	193.2	379.1	373.4

(Loss) Income Before Income Taxes	(18.0)	5.3	(23.8)	7.3

Income tax (benefit) provision	(7.2)	2.1	(9.5)	2.9

Net (Loss) Income	$(10.8)	$3.2	$(14.3)	$4.4

(Loss) Earnings Per Share of Common Stock

Basic	$(.27)	$.08	$(.36)	$.11

Diluted	$(.27)	$.08	$(.36)	$.11

Average shares outstanding (in millions)

Basic	39.6	40.0	39.6	40.6

Diluted	39.6	40.0	39.6	40.7

Cash dividends paid per share of common stock	$.05	$.05	$.10	$.10

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	November 30,
	2001	2000

	(Dollars in millions)
ASSETS:

Current Assets

Cash and cash equivalents	$8.1	$11.7

Accounts receivable, net	59.6	42.8

Inventories	61.6	59.3

Deferred income taxes	8.2	8.5

Prepaid expenses and other	6.8	5.8

Total Current Assets	144.3	128.1

Property, plant and equipment, net	209.5	219.7

Goodwill, net	148.4	151.8

Patents and other intangible assets, net	75.5	76.5

Prepaid pension	49.5	45.9

Other assets	28.6	25.5

Total Assets	$655.8	$647.5

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities

Notes payable	$6.5	$9.0

Accounts payable	80.4	87.2

Accrued payroll and personal property taxes	14.0	14.5

Other current liabilities	10.6	26.1

Total Current Liabilities	111.5	136.8

Long-term debt	196.5	145.8

Postretirement benefits other than pensions	50.4	50.1

Deferred income taxes	11.3	12.9

Other liabilities	17.4	14.0

Shareholders’ Equity

Preference stock — $1.00 par value; 15 million shares authorized; none outstanding	—	—

Common stock — $0.10 par value; 135 million shares authorized; 41.8 million shares outstanding	4.2	4.2

Additional contributed capital	308.8	308.7

Retained earnings (deficit)	(20.1)	(1.8)

Accumulated other comprehensive (loss) income	(10.1)	(9.1)

Treasury stock at cost; 2.2 million shares	(14.1)	(14.1)

Total Shareholders’ Equity	268.7	287.9

Total Liabilities and Shareholders’ Equity	$655.8	$647.5

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	May 31,

	2001	2000

	(Dollars in millions)
Operating Activities

Net (loss) income	$(14.3)	$4.4

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation, amortization and (gain)/loss on write down of fixed assets	17.3	17.2

Unusual and non-recurring items	18.3	.5

Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:

Current assets	(23.0)	71.7

Current liabilities	(28.8)	(8.5)

Other non-current assets	(8.0)	(2.4)

Other non-current liabilities	3.6	(1.5)

Net Cash (Used In) Provided By Operating Activities	(34.9)	81.4

Investing Activities

Capital expenditures	(12.0)	(16.6)

Business acquisitions	(.5)	(3.9)

Net Cash (Used In) Investing Activities	(12.5)	(20.5)

Financing Activities

Long-term debt incurred	92.7	50.0

Long-term debt paid	(42.0)	(90.0)

Net short-term debt paid	(2.5)	(6.5)

Dividends	(4.0)	(4.0)

Share repurchase plan	—	(14.1)

Other	(.3)	.3

Net Cash Provided By (Used In) Financing Activities	43.9	(64.3)

Effect of exchange rate changes on cash	(.1)	(.3)

Net Decrease in Cash and Equivalents	(3.6)	(3.7)

Cash and equivalents at beginning of year	11.7	10.5

Cash and equivalents at end of period	$8.1	$6.8

Cash paid for interest and income taxes was $7.4 million and $0.8 million, respectively, for the six months ended May 31, 2001. Cash paid for interest and income taxes was $8.3 million and $3.9 million, respectively, for the six months ended May 31, 2000.

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2001

Note A — Basis of Presentation

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

      OMNOVA Solutions develops, manufactures and markets decorative and building products, emulsion polymers and specialty chemicals for a variety of industrial, commercial and consumer markets. The Company was formed as a result of the spin-off of the OMNOVA Solutions businesses from GenCorp Inc. on September 30, 1999.

      All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the six month periods ended May 31, 2001 and 2000, have been reflected. The results of operations for the six month period ended May 31, 2001 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Segment operating profit represents net sales less applicable costs, expenses and provisions for unusual and non-recurring items relating to operations. Segment operating profit excludes corporate income and expenses and provisions for unusual and non-recurring items, interest expense and income taxes.

      Certain reclassifications have been made to conform prior year’s data to the current presentation.

Note B — Acquisitions and Other Matters

      On April 24, 2001, the Company signed an agreement to acquire certain assets of Decorative Surfaces International (DSI). The Company anticipates that the purchase price will be between $7 million and $12 million. The acquisition, which is expected to be completed during the third quarter of 2001, will expand the wallcovering, decorative laminates and industrial films product lines.

      On May 1, 2000, the Company entered into an asset purchase agreement for the specialty/textile coatings business of High Point Textile Auxiliaries, LLC for $0.9 million. The acquisition was accounted for using the purchase method and was included in the results of operations of the Company from the date of acquisition. On May 30, 2001, in accordance with the asset purchase agreement, the Company made a contingent payment of $0.5 million. The purchase agreement includes additional contingent payments of $1 million, if certain production and sales levels are attained by April 30, 2002.

      On March 16, 2000, the Company formed a joint venture company with C.P. Chemicals Co. Ltd. Decorative Products (Singapore) Pte. Ltd., to serve the decorative PVC film and fabric markets in the Asia-Pacific region. The Company’s investment of $5 million was made during the second and third quarters of 2000 and is being accounted for using the equity method.

Note C — Unusual and Non-Recurring Items

      For the quarter ending May 31, 2001, the Company had unusual and non-recurring items that totaled $18.7 million. The amount primarily related to a restructuring plan of $16.5 million and $1.7 million for various legal settlements.

      The Company announced and implemented a restructuring plan during the second quarter of 2001 in an effort to improve future profitability. As a result of the plan, a non-recurring charge of $16.5 million ($9.9 million net of tax, or $0.25 per diluted share) was recorded in the second quarter of 2001. The charge primarily relates to the shutdown of the Company’s Greensboro, North Carolina facility and workforce reductions. The implementation of these actions will result in the reduction of approximately 90 employees in the manufacturing and corporate areas. The $16.5 million non-recurring charge consisted of $1.2 million for inventory write-downs included in cost of products sold, $8.5 million in fixed asset write-downs and $2 million of shut down costs relating to the Greensboro facility, and $4.8 million for severance and additional pension expense related to workforce reductions in the Performance Chemical segment and Corporate Headquarters. As of May 31, 2001, $0.4 million of severance benefits had been paid and the Company had remaining reserves of approximately $2.7 million for severance and $2 million for shut-down costs.

Note D — Accounts Receivables Sale

      The Company utilizes a wholly-owned subsidiary, OMNOVA Receivables Corp., which is a qualifying special-purpose entity to sell up to $60 million of receivables. At May 31, 2001, the program was fully utilized. The allowance for doubtful accounts has been retained on the Company’s consolidated balance sheet. The sale has been reflected as a reduction of trade accounts receivable and the related recurring costs of the program, which totaled $0.8 million for the quarter, were recorded as other expense. Under the terms of the Company’s amended credit facility (see Note F), the trade receivables sale program is limited to $60 million. For the same period one year ago, the program was limited to $75 million.

Note E — Inventories

      Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s judgments of expected year-end inventory levels. Components of inventory are as follows:

	May 31,	November 30,
(Dollars in millions)	2001	2000

Raw materials and supplies	$23.5	$22.0

Work-in-process	5.2	4.6

Finished products	68.2	66.4

Approximate replacement cost of inventories	96.9	93.0

Reserves, primarily LIFO	(35.3)	(33.7)

	$61.6	$59.3

Note F — Long-Term Debt and Credit Lines

      On April 12, 2001, the Company entered into an amended secured $240 million revolving credit facility (Facility) which expires in September 2004. The Facility is collateralized by substantially all of the Company’s assets. The Company pays a variable commitment fee, which is currently one half of one percent, on the unused balance. At May 31, 2001, the unused and available balance under the Facility was $33.5 million. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 7.1 percent at May 31, 2001. The Facility contains a provision that allows for a swing line of credit for up to $10 million for daily funding requirements, which was utilized for $6.5 million at May 31, 2001. Interest rates on the swing line of credit are variable, primarily based on the prime interest rate, and were at an average rate of 8.5 percent at May 31, 2001. The Company also had outstanding letters of credit totaling $5.5 million at May 31, 2001.

      The Facility contains various debt, dividend and investment restrictions and provisions. The Company is required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 5.95 to 1.00, for the quarter ending May 31, 2001, declining to 3.25 to 1.00 for the quarter ending November 30, 2002. A consolidated interest coverage ratio (EBITDA/Interest) of at least 2.00 to 1.00 must be maintained for the quarter ending May 31, 2001 increasing to 3.50 to 1.00 at November 30, 2002. The Company must also maintain a minimum net worth of $260 million. As described in Note D, the receivable sales program is limited to $60 million under the Facility.

Note G — Comprehensive Income

      The components of total comprehensive (loss) income were as follows:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in millions)	2001	2000	2001	2000

Net (loss) income	$(10.8)	$3.2	$(14.3)	$4.4

Adjustments (primarily foreign currency translation effect)	(2.0)	(2.6)	(1.0)	(3.8)

Total comprehensive (loss) income	$(12.8)	$.6	$(15.3)	$.6

Note H — Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

		Unaudited
	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars and shares in millions, except per share amounts)	2001	2000	2001	2000

Numerator

Net (loss) income	$(10.8)	$3.2	$(14.3)	$4.4

Denominator

Denominator for basic earnings per share - weighted average shares	39.6	40.0	39.6	40.6

Effect of dilutive securities:

Employee stock options	—	—	—	.1

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	39.6	40.0	39.6	40.7

(Loss) Earnings Per Share Of Common Stock

Basic	$(.27)	$.08	$(.36)	$.11

Diluted	$(.27)	$.08	$(.36)	$.11

Note I — Contingencies

      On October 12, 2000, a group of hourly retirees filed a class action seeking recision or modification of the OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan). The plaintiffs challenged the establishment of the OMNOVA Plan and seek, among other things, modification of the OMNOVA Plan to eliminate participant contributions or to reinstate pre-1994 benefit terms. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed not to support such litigation. OMNOVA Solutions believes that it has meritorious defenses and intends to vigorously defend these claims. GenCorp has prevailed in two prior lawsuits challenging its right to modify retiree health care benefits under its retiree health care plans. An adverse ruling could affect the future cost of providing retiree health care benefits.

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

Note J — Segments

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

      Segment operating profit represents net sales less applicable costs, expenses and provisions for unusual and non-recurring items relating to operations. Segment operating profit excludes corporate income and expenses and provisions for unusual and non-recurring items, interest expense and income taxes.

      The following table sets forth a summary of operations for the quarter and six months ended by segment and a reconciliation to consolidated income before taxes:

	Three Months Ended		Six Months Ended
	May 31,		May 31,

(Dollars in millions)	2001	2000	2001	2000
Net Sales

Decorative & Building Products	$107.6	$110.3	$195.3	$212.1

Performance Chemicals	82.6	88.2	160.0	168.6

	$190.2	$198.5	$355.3	$380.7

Income (Loss)

Decorative & Building Products	$5.1	$12.2	$6.0	$21.2

Performance Chemicals	1.8	.4	(.1)	.6

Unusual and non-recurring items	(14.9)	—	(13.7)	(.5)

Segment Operating (Loss) Profit	(8.0)	12.6	(7.8)	21.3

Interest expense	(3.8)	(3.9)	(7.2)	(7.8)

Corporate other income and (expense), net	(1.5)	(1.7)	(3.3)	(2.5)

Corporate expenses	(.9)	(2.0)	(1.5)	(4.0)

Unusual and non-recurring items	(3.8)	.3	(4.0)	.3

(Loss) Income before taxes	$(18.0)	$5.3	$(23.8)	$7.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Results of Operations Six Months Ended May 31, 2001 and 2000

      Net sales decreased 4% in the second quarter of 2001 to $190 million compared to $199 million during the same period a year ago. The Company’s Performance Chemicals business segment experienced a 6% revenue decline, while the Decorative & Building Products business segment decreased 2%. The moderate decline in sales was attributable to an overall soft economy in which the Company’s businesses operate. Similarly, year-to-date sales decreased 7% to $355 million compared to $381 million over the prior year.

      The Company sustained a segment operating loss of $8 million for the second quarter of 2001, versus an operating profit of $13 million for the second quarter of 2000, as the current quarter was negatively impacted by unusual and non-recurring items of $15 million, consisting primarily of a one time $14 million charge for a facility shutdown and workforce reductions. The Performance Chemicals business segment operating profit increased to $2 million for the second quarter 2001 from $0.4 million over the same period one year ago, excluding unusual and non-recurring items. The Decorative & Building Products business segment operating profit for the second quarter of 2001 declined to $5 million from $12 million over the same period a year ago, excluding unusual and non-recurring items. For the six months ended May 31, 2001, the Company experienced a total segment operating loss of $8 million, versus an operating profit of $21 million for the second quarter ending 2000.

      To improve profitability, the Company took actions during the quarter, which included closing its Performance Chemicals manufacturing facility in Greensboro, North Carolina, and a 3% overall reduction in the Company’s workforce. As a result of these actions, the Company recorded a non-recurring charge of $17 million ($10 million net of tax, or $0.25 per diluted share) in the second quarter of 2001. The charge consisted of $14 million related to segment operations and $3 million related to Corporate Headquarters. These actions will consolidate specialty chemicals operations and discontinue production of low volume and low margin products, as well as streamline Corporate Headquarters. The operations at the Greensboro facility will be consolidated into the Chester, South Carolina facility. The Company expects to complete the Chester consolidation by the end of the third quarter 2001 and complete the closing of the Greensboro facility by the end of fiscal 2001. The one time charge consisted primarily of $9 million of fixed asset write-downs and $2 million of related shut down costs at the Greensboro facility, and $5 million of severance and additional pension expense for approximately 90 employees at the Greensboro facility, Corporate Headquarters and throughout the Performance Chemicals business segment. In addition, $1 million of inventory write-downs were recorded in cost of sales. Unusual and non-recurring items for the first half of 2001 totaled $18 million.

      Net sales for Decorative & Building Products during the second quarter of 2001 decreased 2% to $108 million compared to $110 million in the second quarter of 2000. Sales declined over most product lines in decorative products, as a result of the soft economy, while sales increased in building products, from the start up of the new extrusion plant in Muscle Shoals, Alabama. Segment operating profit for Decorative & Building Products during the second quarter of fiscal 2001 declined to $5 million from $12 million in the second quarter of 2000. Segment operating margins declined to 4.7% in the second quarter of 2001 from 11.1% in the same period a year ago primarily due to lower sales volumes, product mix issues, distribution costs, and slightly lower pricing in building products. Selling, general and administrative expense for the segment was adversely impacted by a provision of $1 million primarily related to an increase in bad debt reserves. Similarly, for the six months ended May 31, 2001, segment operating profit decreased to $6 million from $21 million for the same period one year ago.

Results of Operations Six Months Ended May 31, 2001 and 2000 (continued)

      During the quarter, the Company signed an agreement to acquire certain assets of Decorative Surfaces International (DSI). The acquisition, which is expected to be completed during the third quarter, will expand the wallcovering, decorative laminates and industrial films product lines. Annual sales are expected to be $25 million, with expectations that the transaction will be accretive to earnings in the first 12 months. Production at DSI’s manufacturing facilities is currently being transitioned to the Company’s existing facilities, with completion targeted for the end of the third quarter of 2001. In the GenFlex roofing business, sales increased sharply during the quarter, over the prior year’s quarter, due to the ramping up of the new extrusion plant in Alabama. PVC membrane production is expected to be operational in the third quarter of 2001. After the start up phase is completed, this facility is expected to enhance the unit’s operating profit performance in manufacturing wide-width single-ply roofing membrane products that serve the commercial roofing market.

      Net sales for Performance Chemicals during the second quarter of 2001 decreased 6% to $83 million from $88 million in the second quarter of 2000. Sales declined as a result of the soft economy, primarily in specialty chemicals, that were offset by price increases achieved during the last year. Segment operating profit for Performance Chemicals during the second quarter of 2001 increased to $2 million from $0.4 million for the same period a year ago. Segment operating margins increased to 2.2% versus 0.5% during the same period last year, with improvements in operating profit primarily related to higher average unit selling prices partially offset by lower production volumes. Raw material pricing for styrene moderated versus the same period a year ago, while butadiene monomer costs were higher last year. Increases in bad debt reserves and receivable write-offs reduced operating income by $1 million and are included in selling, general and administrative expense. For the six months ended May 31, 2001 segment operating profit decreased to break even versus $1 million for the same period a year ago.

      During the second quarter of 2001, Performance Chemicals initiated price actions expected to result in over $4 million of annualized increases. This is in addition to over $20 million of positive pricing negotiated in late 2000 and early 2001. Performance Chemicals also introduced new products to the floor care, carpet, and specialties markets, including applications utilizing the Company’s proprietary PolyFox™ fluorochemical technology. The business unit also continues to improve its cost structure for enhanced future financial performance.

      Selling, general and administrative expense declined to $38 million from $40 million for the second quarter of 2001 over the same period a year ago as a result of a continued focused cost reduction throughout the Company to improve profitability. For the six months ending May 31, 2001, these costs declined to $71 million versus $81 million for the same period one year ago.

Financial Resources and Capital Spending

      Cash flow used by operating activities for the first six months of fiscal 2001 was $35 million as compared to cash flow provided by operations of $81 million in the first six months of 2000. The change was primarily due to deteriorating operating results in the first half of 2001, and the receivables sale of $75 million in 2000.

      For the first six months of 2001, $13 million was used for investing activities primarily for capital expenditures. During the first six months of 2000, $21 million was used for investing activities, which included the acquisitions of the specialty/textile coating business for $1 million, additional capital investment of $3 million for the Singapore investment and capital expenditures of $17 million.

      For the first six months of 2001, $44 million was provided for financing activities, to fund current operations and capital expenditures. For the same period a year ago, cash flow used by financing activities was $64 million as proceeds from the sale of receivables was used to reduce existing debt.

      As described in Note F, the Company has an amended secured $240 million revolving credit facility which expires in September 2004. At May 31, 2001, the unused and available balance under this Facility was $34 million. The Company pays a variable commitment fee, which is currently one half of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR and were at an average rate of 7.1 percent at May 31, 2001. The Facility is available for working capital, capital expenditures and acquisition needs.

      Based upon current and anticipated levels of operations and plans for integrating recent acquisitions, management believes that cash flow from operations, combined with borrowings that are available under the credit facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next twelve months. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The Company’s ability to meet its current and anticipated operating requirements will be dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including some factors beyond the Company’s control. Depending on the nature, size and timing of future acquisitions, the Company may be required to raise additional financing. In addition, the tax rules related to the spin-off may limit the Company’s ability for a period of time to fund acquisitions through the issuance of equity securities. Substantially all of the debt of OMNOVA Solutions will bear interest at variable rates; therefore, its liquidity and financial condition are and will continue to be, affected by changes in prevailing interest rates.

Environmental Matters

      OMNOVA Solutions’ policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions’ Condensed Consolidated Balance Sheet as of May 31, 2001 reflects environmental reserves of $1 million. Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

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

      The outcomes of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions. In addition to certain contingency matters and their respective cautionary statements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, the Forward-Looking Statements section of this Management’s Discussion and Analysis indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Some important factors that could cause OMNOVA Solutions’ actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company’s practice is to manage its interest rate exposures through the use of a combination of fixed and variable rate debt. Currently the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company’s long-term debt, which is under the amended revolving credit facility described in Note F, matures in the year 2004 and is variable. The average variable interest rate applicable to this debt was 7.1 percent as of May 31, 2001. Since the Company’s long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

      The Company is subject to foreign currency exchange risk primarily due to its operation of the European wallcovering business. As shown in the Condensed Consolidated Balance Sheet, the Company has accumulated a comprehensive loss of $10.1 million as of May 31, 2001 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Part II. Other Information

Item 1. Legal Proceedings

      On October 12, 2000, a group of hourly retirees filed a class action seeking recision or modification of the OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan). The OMNOVA Plan was established at the time of the spin-off and is identical to the GenCorp Hourly Retiree Medical Plan which was modified in 1994 to provide for contributions by retirees after Plan costs exceed certain levels. The plaintiffs challenge the establishment of the OMNOVA Plan and seek, among other things, modification of the OMNOVA Plan to eliminate participant contributions or to reinstate pre-1994 benefit terms. The class representatives consist of three hourly retirees from OMNOVA Solutions’ Jeannette, Pennsylvania facility and one hourly retiree from GenCorp Inc.’s former Akron tire plant. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed not to support such litigation. OMNOVA Solutions believes that it has meritorious defenses and intends to vigorously defend these claims. GenCorp has prevailed in two prior lawsuits challenging its right to modify retiree health care benefits under its retiree health care plans.

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

Item 6. Exhibits and Reports on Form 8-K

      a)  Exhibits

Table		Exhibit
Item No.	Exhibit Description	Number

10	Amended and Restated Credit Agreement dated April 12, 2001.	10.1

      b)  Reports on Form 8-K

            OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended May 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date July 12, 2001	By	/s/ M.E. Hicks M. E. Hicks Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date July 12, 2001	By	/s/ J.C. LeMay J. C. LeMay Senior Vice President, Business Development; General Counsel (Duly Authorized Officer)