Form 10-Q
period 2001-08-31
OMNOVA SOLUTIONS INC
filed 2001-10-10
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2001	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At September 30, 2001, there were 39,587,592 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Income — Three Months and Nine Months Ended August 31, 2001 and 2000	-3-

Condensed Consolidated Balance Sheets — August 31, 2001 and November 30, 2000	-4-

Condensed Consolidated Statements of Cash Flows — Nine Months Ended August 31, 2001 and 2000	-5-

Notes to the Unaudited Condensed Consolidated Financial Statements as of August 31, 2001	-6-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	-11-

Item 3. Quantitative and Qualitative Disclosure About Market Risk	-14-

Part II. Other Information

Item 1. Legal Proceedings	-14-

Item 6. Exhibits and Reports on Form 8-K	-15-

Signatures	-16-

Part I.  Financial Information

Item 1.  Financial Statements

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,			August 31,

	2001	2000	2001		2000

Net Sales	$199.9	$200.1	$555.2		$580.8

Costs and Expenses
Cost of products sold	146.3	149.6	412.4		426.6

Selling, general and administrative	36.7	36.5	107.7		107.9

Depreciation and amortization	8.5	8.1	26.3		25.3

Interest expense	3.8	3.5	11.0		11.3

Other (income) expense, net	.3	1.7	.8		1.5

Unusual and non-recurring items	—	(.1)	16.5		.1

	195.6	199.3	574.7		572.7

Income (Loss) Before Income Taxes	4.3	.8	(19.5)		8.1

Income tax provision (benefit)	1.7	.3	(7.8)		3.2

Net Income (Loss)	$2.6	$.5	$(11.7)		$4.9

Earnings (Loss) Per Share of Common Stock
Basic	$.06	$.01	$(.30)		$.12

Diluted	$.06	$.01	$(.30)		$.12

Average shares outstanding (in millions)
Basic	39.6	39.6	39.6		40.3

Diluted	39.8	39.6	39.6		40.4

Cash dividends paid per share of common stock	$—	$.05	$.10		$.15

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	November 30,
	2001	2000

	(Dollars in millions)
ASSETS:

Current Assets
Cash and cash equivalents	$5.1	$11.7

Accounts receivable, net	66.6	42.8

Inventories	62.9	59.3

Deferred income taxes	8.2	8.5

Prepaid expenses and other	7.4	5.8

Total Current Assets	150.2	128.1

Property, plant and equipment, net	206.9	219.7

Goodwill, net	147.2	151.8

Patents and other intangible assets, net	74.4	76.5

Prepaid pension	51.2	45.9

Other assets	30.1	25.5

Total Assets	$660.0	$647.5

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities
Notes payable	$3.0	$9.0

Accounts payable	84.8	87.2

Accrued payroll and personal property taxes	16.2	14.5

Other current liabilities	11.2	26.1

Total Current Liabilities	115.2	136.8

Long-term debt	193.5	145.8

Postretirement benefits other than pensions	50.4	50.1

Deferred income taxes	11.3	12.9

Other liabilities	18.3	14.0

Shareholders’ Equity
Preference stock — $1.00 par value; 15 million shares authorized; none outstanding	—	—

Common stock — $0.10 par value; 135 million shares authorized; 41.8 million shares outstanding	4.2	4.2

Additional contributed capital	308.9	308.7

Retained earnings (deficit)	(17.4)	(1.8)

Accumulated other comprehensive (loss) income	(10.3)	(9.1)

Treasury stock at cost; 2.2 million shares	(14.1)	(14.1)

Total Shareholders’ Equity	271.3	287.9

Total Liabilities and Shareholders’ Equity	$660.0	$647.5

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	August 31,

	2001	2000

	(Dollars in millions)

Operating Activities
Net (loss) income	$(11.7)	$4.9

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation, amortization and (gain)/loss on write down of fixed assets	23.9	25.8

Unusual and non-recurring items	16.0	.1

Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:

Current assets	(31.9)	64.3

Current liabilities	(20.5)	(8.6)

Other non-current assets	(9.7)	(3.2)

Other non-current liabilities	7.9	.4

Net Cash (Used In) Provided By Operating Activities	(26.0)	83.7

Investing Activities
Capital expenditures	(15.3)	(23.1)

Business acquisitions	(.5)	(15.4)

Net Cash Used In Investing Activities	(15.8)	(38.5)

Financing Activities
Long-term debt incurred	107.7	65.0

Long-term debt paid	(62.0)	(105.0)

Net short-term debt paid	(6.0)	14.5

Dividends paid	(4.0)	(6.0)

Share repurchase plan	—	(14.1)

Other	(.6)	(1.5)

Net Cash Provided By (Used In) Financing Activities	35.1	(47.1)

Effect of exchange rate changes on cash	.1	(.5)

Net Decrease in Cash and Equivalents	(6.6)	(2.4)

Cash and equivalents at beginning of year	11.7	10.5

Cash and equivalents at end of period	$5.1	$8.1

Cash paid for interest and income taxes was $10.4 million and $1.4 million, respectively, for the nine months ended August 31, 2001. Cash paid for interest and income taxes was $12.1 million and $4.3 million, respectively, for the nine months ended August 31, 2000.

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2001

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

     All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the nine month period ended August 31, 2001 and 2000 have been reflected. The results of operations for the nine month period ended August 31, 2001 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

Note B — Acquisitions and Other Matters

     On April 24, 2001, the Company signed an agreement to acquire certain business lines and assets of Decorative Surfaces International (DSI). The Company anticipates that the purchase price will be between $7 million and $12 million. The acquisition, which is expected to be completed during the fourth quarter of 2001, will expand the wallcovering, decorative laminates and industrial films product lines. The acquisition will be accounted for using the purchase method and has been incorporated in OMNOVA Solutions’ results of operations since May 2001.

     On July 31, 2000, OMNOVA Solutions formed a joint venture with Brewster Wallpaper Corp. The new company, Muraspec N.A., LLC, will serve as a national distributor for a diverse offering of decorative and functional wall surfaces in the United States and Canada. The Company contributed $0.1 million, certain distribution rights and other assets, for its 50.1% ownership in the joint venture and consolidated the venture from the date of formation.

     On June 27, 2000, the Company formed a joint venture with Thailand-based conglomerate Charoen Pokphand Group, to acquire a Shanghai, China-based PVC coated fabrics business. The joint venture further strengthened and expanded the Company’s position in the Asia-Pacific region. OMNOVA Solutions’ initial investment in the joint venture was $5 million. The joint venture is accounted for using the equity method and is included in the results of operations of the Company from the date of formation.

Note B — Acquisitions and Other Matters (continued)

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

Note C — Unusual and Non-Recurring Items

     For the nine months ended August 31, 2001, unusual and non-recurring items totaled $17.7 million primarily related to a restructuring plan initiated in the second quarter for $18.7 million, which was offset by a reversal of $1.0 million for an unused severance reserve associated with a prior restructuring of one of its businesses.

     As a result of the restructuring plan implemented in the second quarter of 2001, a non-recurring charge of $16.5 million ($9.9 million net of tax, or $0.25 per diluted share) was recorded. The charge primarily related to the shutdown of the Company’s Greensboro, North Carolina facility and workforce reductions. The implementation of these actions resulted in the reduction of approximately 90 employees in the manufacturing and corporate areas. The $16.5 million non-recurring charge consisted of $1.2 million for inventory write-downs included in cost of products sold, $8.5 million in fixed asset write-downs and $2 million of shut down costs relating to the Greensboro facility, and $4.8 million for severance and additional pension expense related to workforce reductions in the Performance Chemical segment and Corporate Headquarters. As of August 31, 2001, $0.9 million of severance benefits and $0.8 million of shut down costs had been paid, and the Company had remaining reserves of approximately $2.3 million for severance and $1.2 million for shutdown costs. In addition, the Company recorded $2.2 million primarily for various legal settlements of which a reserve of $1.7 million remains.

Note D — Accounts Receivable Sale

     The Company utilizes a wholly-owned subsidiary, OMNOVA Receivables Corp., which is a qualifying special-purpose entity, to sell up to $60 million of receivables. At August 31, 2001, the program was fully utilized. The allowance for doubtful accounts has been retained on the Company’s consolidated balance sheet. The sale has been reflected as a reduction of trade accounts receivable and the related recurring costs of the program, which totaled $0.7 million for the quarter, were recorded as other expense. Under the terms of the Company’s amended credit facility (see Note F), the trade receivables sale program is limited to $60 million. For the same period one year ago, the program was limited to $75 million.

Note E — Inventories

     Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s judgments of expected year-end inventory levels. Components of inventory are as follows:

	August 31,	November 30,
(Dollars in millions)	2001	2000

Raw materials and supplies	$23.3	$22.0

Work-in-process	5.0	4.6

Finished products	70.7	66.4

Approximate replacement cost of inventories	99.0	93.0

Reserves, primarily LIFO	(36.1)	(33.7)

	$62.9	$59.3

Note F — Long-term Debt and Credit Lines

     On April 12, 2001, the Company entered into an amended secured $240 million revolving credit facility (Facility) which expires in September 2004. The Facility is collateralized by substantially all of the Company’s assets. The Company pays a variable commitment fee, which is currently one half of one percent, on the unused balance. At August 31, 2001, the unused and available balance under the Facility was $42 million. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 6.2% at August 31, 2001. The Facility contains a provision that allows for a swing line of credit for up to $10 million for daily funding requirements, which was utilized for $3 million at August 31, 2001. Interest rates on the swing line of credit are variable, primarily based on the prime interest rate, and were at an average rate of 7.5% at August 31, 2001. The Company also had outstanding letters of credit totaling $5.5 million at August 31, 2001.

     The Facility contains various debt, dividend and investment restrictions and provisions. The Company is required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 5.0 to 1.00, for the quarter ending August 31, 2001, declining to 3.25 to 1.00 for the quarter ending November 30, 2002. A consolidated interest coverage ratio (EBITDA/Interest) of at least 2.25 to 1.00 must be maintained for the quarter ending August 31, 2001 increasing to 3.50 to 1.00 at November 30, 2002. The Company must also maintain a minimum net worth of $260 million. As described in Note D, the receivable sales program is limited to $60 million under the Facility.

Note G — Comprehensive Income

     The components of total comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in millions)	2001	2000	2001	2000

Net income (loss)	$2.6	$.5	$(11.7)	$4.9

Adjustments (primarily foreign currency translation effect)	(.2)	(2.2)	(1.2)	(6.0)

Total comprehensive income (loss)	$2.4	$(1.7)	$(12.9)	$(1.1)

Note H — Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

		Unaudited
	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars and shares in millions, except per share amounts)	2001	2000	2001	2000

Numerator
Net income (loss)	$2.6	$.5	$(11.7)	$4.9

Denominator
Denominator for basic earnings per share — weighted average shares	39.6	39.6	39.6	40.3

Effect of dilutive securities:

Employee stock options	.2	—	—	.1

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	39.8	39.6	39.6	40.4

Earnings (Loss) Per Share Of Common Stock
Basic	$.06	$.01	$(.30)	$.12

Diluted	$.06	$.01	$(.30)	$.12

Note I — Contingencies

     On October 12, 2000, a group of hourly retirees filed a class action seeking rescission or modification of the OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan). The plaintiffs challenged the establishment of the OMNOVA Plan and seek, among other things, modification of the OMNOVA Plan to eliminate participant contributions or to reinstate pre-1994 benefit terms. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed not to support such litigation. OMNOVA Solutions believes that it has meritorious defenses and intends to vigorously defend these claims. GenCorp has prevailed in two prior lawsuits challenging its right to modify retiree health care benefits under its retiree health care plans. An adverse ruling could affect the future cost of providing retiree health care benefits.

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

Note J — Segments

     The Company operates two business segments, Decorative & Building Products and Performance Chemicals. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surface products including commercial wallcovering, coated fabrics, printed and solid color surface laminates, graphic arts and industrial films, and transfer printed products for furniture, transportation, cabinets, home furnishings, apparel, new construction and remodeling and other commercial applications, as well as single ply membrane systems for commercial and industrial roofing. The Performance Chemicals segment manufactures a broad range of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textile and various other specialty chemical applications.

     Segment operating profit represents net sales less applicable costs, expenses and provisions for unusual and non-recurring items relating to operations. Segment operating profit excludes corporate income and expenses and provisions for unusual and non-recurring items, interest expense and income taxes.

     The following table sets forth a summary of operations for the quarter and nine months ended by segment and a reconciliation to consolidated income (loss) before taxes:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in millions)	2001	2000	2001	2000

Net Sales
Decorative & Building Products	$116.2	$109.4	$311.5	$321.5

Performance Chemicals	83.7	90.7	243.7	259.3

	$199.9	$200.1	$555.2	$580.8

Income (Loss)
Decorative & Building Products	$2.2	$7.5	$8.2	$28.7

Performance Chemicals	8.0	1.0	7.9	1.6

Unusual and non-recurring items	—	.1	(13.7)	(.4)

Segment Operating Profit	10.2	8.6	2.4	29.9

Interest expense	(3.8)	(3.5)	(11.0)	(11.3)

Corporate other income and (expense), net	(1.5)	(2.4)	(4.8)	(4.9)

Corporate expenses	(.6)	(1.9)	(2.1)	(5.9)

Unusual and non-recurring items	—	—	(4.0)	.3

Income (loss) before taxes	$4.3	$.8	$(19.5)	$8.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Results of Operations Three and Nine Months Ended August 31, 2001 and 2000

     Net sales for the third quarter of 2001 were $200 million, which were flat compared to the same period a year ago. The Company’s Decorative & Building Products business segment had a 6% revenue increase. The increase was offset by a revenue decline of 8% in the Performance Chemicals business segment. For the nine months ended August 31, 2001, sales decreased to $555 million from $581 million over the prior period.

     The Company had a segment operating profit of $10 million for the third quarter of 2001, versus an operating profit of $9 million for the third quarter of 2000. The operating profit improvement was primarily due to aggressive cost reductions, performance of recent acquisitions and lower raw material costs. For the nine months ended August 31, 2001, the Company experienced a total segment operating profit of $16 million versus an operating profit of $30 million for the same period one year ago, excluding unusual and non-recurring items. Segment operating profit including unusual and non-recurring items for the nine months ended August 31, 2001 totaled $2 million for 2001 versus $30 million for 2000.

     Net sales for Decorative & Building Products during the third quarter of 2001 increased 6% to $116 million compared to $109 million in the third quarter of 2000. Sales increased as a result of recent acquisitions, which contributed approximately $10 million of sales to the business during the quarter. Sales in most product lines experienced modest declines versus last year, but increased in roofing and decorative laminates. Segment operating profit for Decorative & Building Products during the third quarter of fiscal 2001 declined to $2 million from $8 million in the third quarter of 2000. Segment operating margins declined to 1.9% from 6.9% in the same period a year ago primarily due to unfavorable product mix issues, increased customer claims, higher distribution costs and new plant startup costs. For the same reasons, the nine months ended August 31, 2001 segment operating profit decreased to $8 million from $29 million for the same period a year ago.

     During the third quarter of 2001, Decorative & Building Products continued the integration of certain product lines acquired from Decorative Surfaces International. The acquisition expanded the Company’s wallcovering, decorative laminates and industrial films product lines. In the GenFlex roofing business, sales increased versus last year due to new products, including twelve foot wide single-ply thermoplastic polyolefin (TPO) membrane. At the Company’s new extrusion plant in Alabama, production of TPO ramped up during the quarter and manufacturing efficiencies improved versus the first half of 2001. However, PVC membrane production at the new plant has been delayed due to technical issues and strong demand for the TPO product. After the startup phase is completed, the Alabama facility is expected to enhance the unit’s operating profit performance in manufacturing wide-width single-ply roofing membrane products that serve the commercial roofing market.

     Net sales for Performance Chemicals during the third quarter of 2001 decreased 8% to $84 million from $91 million in the third quarter of 2000. Sales declined as a result of the soft economy in specialty chemicals primarily in textiles, adhesives and construction. Segment operating profit for Performance Chemicals increased during the third quarter of 2001 to $8 million from $1 million for the same period a year ago. Segment operating margins increased to 9.6% versus 1.1% during the same period last year due to lower production volumes across most product lines offset by lower raw material costs, savings from cost reduction initiatives and improved product mix. Raw material pricing for styrene and butadiene moderated versus the same period a year ago, and cost savings were generated by workforce reductions taken in the second quarter of 2001 and the Greensboro, North Carolina plant closure. For the same reasons, the nine months ended August 31, 2001, segment operating profit increased to $8 million versus $2 million for the same period a year ago.

Results of Operations Three and Nine Months Ended August 31, 2001 and 2000 (continued)

     During the third quarter of 2001, Performance Chemicals introduced new products to the floor care, carpet and specialties markets, including applications utilizing the Company’s proprietary PolyFoxTM fluorochemical technology. The business segment also continues to improve its cost structure for enhanced future financial performance.

     The Company, through a focused cost reduction program, absorbed additional selling, general and administrative costs associated with recent acquisitions and joint ventures without increasing overall selling, general and administrative costs for the three and nine month periods ended August 31, 2001. Excluding the costs associated with these new businesses, selling, general and administrative expense declined $3 million for the quarter and $8 million for the nine months ended August 31, 2001.

Financial Resources and Capital Spending

     Cash flow used by operating activities for the first nine months of fiscal 2001 was $26 million as compared to cash flow provided by operations of $84 million in the first nine months of 2000. The change was primarily due to lower operating results in the first half of 2001, and the receivables sale of $75 million in 2000.

     For the first nine months of 2001, $16 million was used for investing activities primarily for capital expenditures. During the first nine months of 2000, $39 million was used for investing activities primarily consisting of $13 million related to joint venture investments and capital expenditures of $23 million.

     For the first nine months of 2001, $35 million was provided from financing activities, to fund current operations and capital expenditures. For the same period a year ago, cash flow used by financing activities was $47 million as proceeds from the sale of receivables was used to reduce existing debt.

     As described in Note F, the Company has an amended secured $240 million revolving credit facility which expires in September 2004. At August 31, 2001, the unused and available balance under this Facility was $42 million. The Company pays a variable commitment fee, which is currently one half of one percent, on the unused balance. Interest rates are variable, primarily based on LIBOR and were at an average rate of 6.2% at August 31, 2001. The Facility is available for working capital, capital expenditures and acquisition needs.

     Based upon current and anticipated levels of operations and plans for integrating recent acquisitions, management believes that cash flow from operations, combined with borrowings that are available under the credit facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next twelve months. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The Company’s ability to meet its current and anticipated operating requirements will be dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including some factors beyond the Company’s control. Depending on the nature, size and timing of future acquisitions, the Company may be required to raise additional financing. Currently, substantially all of the debt of OMNOVA Solutions bears interest at variable rates; therefore, its liquidity and financial condition are and will continue to be, affected by changes in prevailing interest rates.

Environmental Matters

     OMNOVA Solutions’ policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions’ Condensed Consolidated Balance Sheet as of August 31, 2001 reflects environmental reserves of $1 million. Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

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

     The outcomes of forward-looking statements and material contingencies could differ materially from those discussed due to inherent economic risks and changes in prevailing governmental policies and regulatory actions. In addition to certain contingency matters and their respective cautionary statements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 and in the Company’s Quarterly Report on Form 10-Q for the quarters ended February 28, 2001 and May 31, 2001, the Forward-Looking Statements section of this Management’s Discussion and Analysis indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Some important factors that could cause OMNOVA Solutions’ actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

•	General economic trends affecting OMNOVA Solutions’ markets

•	Raw material prices for chemical feed stocks including polyvinyl chloride, styrene and butadiene

•	Procurement of raw materials feed stocks

•	Governmental and regulatory policies including environmental regulations

•	OMNOVA Solutions’ acquisition activities

•	Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations

•	OMNOVA Solutions’ ability to obtain financing at anticipated rates

•	OMNOVA Solutions’ continuing ability to realize benefits from the integration of acquired businesses and product lines

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. Currently the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company’s long-term debt, which is under the amended revolving credit facility described in Note F, matures in the year 2004 and is variable. The average variable interest rate applicable to this debt was 6.2% as of August 31, 2001. Since the Company’s long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

     The Company is subject to foreign currency exchange risk primarily due to its operation of the European wallcovering business. As shown in the Condensed Consolidated Balance Sheet, the Company has accumulated a comprehensive loss of $10 million as of August 31, 2001 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Part II.  Other Information

Item 1.  Legal Proceedings

     On October 12, 2000, a group of hourly retirees filed a class action seeking rescission or modification of the OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan). The OMNOVA Plan was established at the time of the spin-off and is identical to the GenCorp Hourly Retiree Medical Plan which was modified in 1994 to provide for contributions by retirees after Plan costs exceed certain levels. The plaintiffs challenge the establishment of the OMNOVA Plan and seek, among other things, modification of the OMNOVA Plan to eliminate participant contributions or to reinstate pre-1994 benefit terms. The class representatives consist of three hourly retirees from OMNOVA’s Jeannette, Pennsylvania facility and one hourly retiree from GenCorp Inc.’s former Akron tire plant. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed not to support such litigation. OMNOVA believes that it has meritorious defenses and intends to vigorously defend these claims. GenCorp has prevailed in two prior lawsuits challenging its right to modify retiree health care benefits under its retiree health care plans.

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

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

OMNOVA Solutions did not file any exhibits

b) Reports on Form 8-K

OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended August 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date	October 10, 2001	By /s/ M. E. Hicks

M. E. Hicks Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date	October 10, 2001	By /s/ J. C. LeMay

J. C. LeMay Senior Vice President, Business Development; General Counsel (Duly Authorized Officer)