Form 10-K
period 2001-11-30
OMNOVA SOLUTIONS INC
filed 2002-02-06
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2001
Commission File Number 1-15147

OMNOVA Solutions Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value 10¢ per share	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 1, 2002, was $282,875,035.

As of February 1, 2002, there were 39,593,467 outstanding shares of the Company’s Common Stock,
10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA Solutions Inc.

Annual Report on Form 10-K
For the Fiscal Year Ended November 30, 2001

PART I

Item 1.     Business

Introduction

OMNOVA Solutions Inc. (referred to in this report as OMNOVA Solutions or the Company) became an independent publicly-traded company on October 1, 1999, when GenCorp Inc., its former parent company, distributed a dividend payable in one share of OMNOVA Solutions common stock for each share of GenCorp common stock held on the September 27, 1999 record date (the spin-off). OMNOVA Solutions is incorporated under the laws of the State of Ohio, and its headquarters is located at 175 Ghent Road, Fairlawn, Ohio 44333.

OMNOVA Solutions operates two business segments: Decorative & Building Products and Performance Chemicals. Decorative & Building Products develops, designs, manufactures and markets a comprehensive line of decorative and functional surfacing products including commercial wallcovering, coated fabrics, printed and solid color surface laminates, industrial films, transfer printed products and commercial roofing. These products are used in numerous applications, including building refurbishment, new construction, furniture, transportation, cabinets, home furnishings and apparel. The Performance Chemicals segment manufactures a broad range of emulsion polymers and specialty chemicals used as coatings, binders, adhesives and additives for paper, carpet, textiles and nonwovens, construction, floor care and various other specialty chemical applications. (Financial information relating to the Company’s business segments appears on pages 38 and 39 of this report).

Background

Decorative & Building Products

The Decorative & Building Products business began in 1945 when The General Tire & Rubber Company, OMNOVA’s predecessor, purchased the Jeannette, Pennsylvania coated fabrics facility from the Pennsylvania Rubber Company. In 1963, the Company built a production facility in Columbus, Mississippi to increase its capacity and product offerings in coated fabrics. The manufacturing of commercial wallcovering was added at that plant in the early 1970s.

Decorative & Building Products expanded its commercial wallcovering capabilities in 1991 through the acquisition of Canadian General Towers’ commercial wallcovering business. With the 1998 acquisition of Walker Greenbank’s U.K.-based Muraspec commercial wallcovering businesses, Decorative & Building Products grew its worldwide leadership position in this product category. Muraspec provides a European manufacturing base and a distribution business with sales offices throughout the U.K. and Europe. Muraspec also serves as a key European distribution platform from which to market commercial wallcoverings and other surfacing products.

The Reneer Films Division of Goodyear was acquired in 1993, increasing vinyl film and decorative laminate capability for the Decorative & Building Products business and elevating its position in vinyl woodgrain laminates to number one in North America. In 1997, the Printworld business of Technographics, Inc. was acquired, adding paper laminates to the Company’s vinyl laminate portfolio and gaining entry into transfer printing for home furnishings and apparel.

In 2001, certain business lines and assets of Decorative Surfaces International, Inc. (DSI) were acquired, including its commercial wallcovering, vinyl laminates and coated fabrics product lines.

The Company has also pursued its growth initiatives by entering into strategic alliances and joint ventures. In 1999, Decorative & Building Products formed a joint venture company with an affiliate of the Thailand-based Charoen Pokphand Group. The joint venture acquired a Rayong, Thailand-based decorative film and coated fabrics business to serve the decorative film and coated fabric product based markets in the Asia-Pacific region and provide expanded product lines to North America and Europe. In 2000, the Company formed another joint venture with the Charoen Pokphand Group, which acquired a Shanghai, China-based coated fabrics business to strengthen and expand the Company’s position in the Asia-Pacific region and provide expanded product lines to Europe. Also in 2000, the Company formed Muraspec N.A. LLC, a joint venture with Brewster Wallpaper Corp. to serve as a national distributor for two of the Company’s wallcovering brands, Genon® and Muraspec™, and a diverse offering of other decorative and functional wall surfacing manufactured by others.

The GenFlex roofing systems business was started in 1980 when GenCorp began manufacturing a single vinyl product line (PVC). This business has expanded over the years to include the manufacturing of thermoplastic polyolefin (TPO) and sourcing of synthetic rubber (EPDM) membrane systems, making OMNOVA one of the largest suppliers of single-ply commercial roofing in North America. In 2001, the Company began production of single-ply roofing at a new manufacturing facility located in Muscle Shoals, Alabama.

Performance Chemicals

The Performance Chemicals business began in 1952 as a segment of The General Tire & Rubber Company. Initially, the business focused on the manufacture of styrene butadiene (SB) latex, an emulsion polymer, for the paper industry and for SB vinyl pyridine tire cord adhesives in its Mogadore, Ohio facility. During the 1960s, the business began expanding its product lines for the paper and carpet industries, and in 1993 started a SB latex plant in Green Bay, Wisconsin to better serve the needs of its paper customers in the upper Midwest. In 1996, the Company substantially expanded SB latex capacity at its Mogadore, Ohio facility.

Performance Chemicals broadened its offerings to the paper industry with the 1996 acquisition of Morton International’s Lytron® plastic pigment product line. The 1998 acquisition of Goodyear’s Calhoun, Georgia latex business provided additional manufacturing capacity, a strong presence in the southeast and an expanded customer base. In 1998, Performance Chemicals also acquired Sequa Chemicals’ U.S. specialty chemicals business, expanding existing emulsion polymer market positions and providing entry into new specialty chemical markets.

The fiscal year 1999 acquisition of PolymerLatex’s U.S. acrylics latex business in Fitchburg, Massachusetts provided a key northeast production location while strengthening and diversifying served markets in specialty acrylic emulsions. The 1999 acquisition of Morton International’s global polymer floor care business provided Performance Chemicals with several new emulsion polymer product lines and customers, based on complementary manufacturing technology. The acquisition of the specialty/textile coatings business of High Point Textile Auxiliaries, LLC in 2000 broadened the total solution capability of the Company to the textile industry.

On October 1, 2001, OMNOVA Solutions and the Rohm and Haas Company signed a letter of intent to form a global joint venture for the purpose of marketing, selling and servicing latex binders, synthetic pigments and specialty additives for surface treatments in the paper and paperboard industry. This follows the formation of a strategic alliance in paper and paperboard coatings in January 2001. Upon completion, the proposed joint venture is expected to lower costs and provide total coating solutions to the paper and paperboard industry by leveraging the strengths of the parent companies, including strong technical service capability, technology innovation, complementary product lines and expanded geographical reach.

General

Both the Decorative & Building Products and the Performance Chemicals business segments operate design and development centers that focus on technology and design expertise relevant to their specific businesses. The Company also utilizes the OMNOVA Solutions Technology Center in Akron, Ohio to support research and development efforts across the Company and develop high impact technologies that enable new business opportunities by leveraging core competencies in cross-cutting application disciplines such as: (i) performance coatings and printing inks; (ii) materials characterization and graphics technology; and (iii) materials selection, substitution and fabrication, including fluoropolymers. (Information relating to research and development expense is set forth in Note G to the Consolidated Financial Statements on page 30 of this report.)

Of OMNOVA Solutions’ 2001 revenues, approximately 56% were derived from the Decorative & Building Products business and 44% from the Performance Chemicals business.

Products and Services

Decorative & Building Products

Decorative & Building Products is the leading global manufacturer of wallcoverings for commercial applications. Its product line includes a broad range of fabric-backed vinyl and paper-backed vinyl wallcovering designs. Its industry leading styling and design library covers a broad range of styles, patterns, textures and colors, both traditional and contemporary. Decorative & Building Products’ strengths include its reputation for product durability and quality, its global distribution network, its extensive emboss and print roll library and its long-term customer relationships. Well-known brand names include Genon®, Bolta®, Essex®, Lanark®, Tower®, X-Quest®, MemErase® and Guard® in North America and Muraspec™, Muralon™ and Buflon® in Europe. Key end users include the hospitality, healthcare and commercial office markets. Commercial wallcoverings represented 18.3%, 18.2% and 20.1% of OMNOVA Solutions’ consolidated revenues for fiscal 2001, 2000 and 1999, respectively.

Based on industry data and information, Decorative & Building Products believes that it is the leading North American supplier of vinyl and urethane fabrics for contract and residential home furnishings, transportation seating and marine applications, as well as a variety of other industrial and commercial end use applications. Its coated fabrics offer durable, stain resistant and cost effective surfaces which can be used as alternatives or complements to leather and textile coverings. Competitive advantages in the coated fabrics industry are based on creative design and styling capabilities, performance enhancing coatings, innovative technical support programs, leading brand names and established distribution channels. Well-known brands include BoltaFlex®, Colorguard, Voyager and Nautalex®.

Decorative & Building Products believes that it is a leading supplier of decorative surfacing laminates for wood and metal applications and that it holds the number one North American position in combined paper and vinyl woodgrain laminates. Decorative laminate products are manufactured utilizing vinyls and lightweight papers. Unique ultraviolet (UV), electronic beam (EB) and other coatings provide scratch, stain and UV resistance. In addition, Decorative & Building Products has further differentiated itself in the decorative laminate market as a single source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries, building a unique library of matched vinyl and paper laminate design patterns and textures and developing rapid make-to-order production capabilities. Important markets for these products include furniture, kitchen cabinets, manufactured housing, flooring laminates, consumer electronics and wrapped wood components. Double polished clear vinyl films for the graphic arts, office products and stationery markets are also produced.

Decorative & Building Products is also a leading North American manufacturer and marketer of single-ply roofing membrane systems for the commercial roofing market. Selling under the GenFlex™ brand name, it was the first in the industry and is one of few North American single-ply roofing suppliers that offers all three single-ply roofing systems: EPDM, TPO and PVC. This broad product line will meet virtually any commercial roofing application requirement. Through the introduction of innovative products, GenFlex roofing systems has developed programs that reduce the time and cost of installation. GenFlex recently began production at a state of the art extrusion plant located in Muscle Shoals, Alabama, to produce 12 foot wide single-ply TPO and PVC roofing membranes. GenFlex roofing systems represented 15.4%, 13.7% and 12.8% of OMNOVA Solutions’ consolidated revenues for fiscal 2001, 2000 and 1999, respectively.

Decorative & Building Products manufactures heat-transfer prints on paper used to decorate apparel and home furnishings. Heat-transfer printing is an innovative, unique process for printing intricate patterns on synthetic fabrics that can be used widely in the home furnishing, commercial furnishing and apparel industries.

Decorative & Building Products has established leading positions in all of its product categories by utilizing the Company’s core competencies in design, compounding, calendering, printing, embossing and coating. Given the similar core competencies and base technology requirements, the business is able to leverage its investments in manufacturing, technology, process and design improvements across this broad set of product lines and benefit from economies of scale. In addition, its broad offering of decorative products uniquely positions it to provide integrated decorative solutions for its customers.

Performance Chemicals

Performance Chemicals manufactures a broad line of emulsion polymers and specialty chemicals for use in the paper, carpet, textile, nonwovens, construction, graphic arts, coatings, adhesives, floor care and transportation industries. Performance Chemicals’ products for the paper industry improve the strength, gloss, opacity and printability of its customers’ products. These products are primarily used in the manufacture of coated papers for applications such as magazines, catalogs, direct mail advertising and inserts, photo papers and office forms. Paper and paperboard coatings represented 18.8%, 17.8% and 16.5% of OMNOVA Solutions’ consolidated revenues for fiscal 2001, 2000 and 1999, respectively. Latex formulations are also used to provide these same characteristics to paperboard packaging for food, household and other consumer and industrial products. The business is a leading North American producer of SB latex for paper and paperboard coatings, as well as carpet backing adhesive, which secures carpet fibers to backing materials.

Through the 1998 acquisition of Sequa Chemicals, Performance Chemicals significantly expanded its product line breadth to include specialty additives for paper coating formulations such as lubricants and insolubilizers and wet end opacifiers used in the making of paper. The acquisition significantly expanded total product offerings to paper customers and enabled Performance Chemicals to generate significant synergies through consolidated purchasing of monomers, cross-selling of polymers and auxiliary chemicals and enhanced applications development. Additionally, the acquisition added a diverse line of textile processing, coating and finishing chemicals that provide water, stain and oil repellency, and permanent press properties to natural and synthetic textile fibers for apparel, home furnishings, and carpet and upholstery applications. The specialty/textile coatings acquisition from High Point in 2000 provided additional value-added compounded latex coating products to Performance Chemicals’ textile chemicals’ customers.

Performance Chemicals’ product portfolio includes a growing specialty segment that provides resins, binders, coatings, adhesives, fluorochemicals and saturants to a broad variety of markets that include nonwovens, graphic arts, floor care, construction, adhesives and tires. These products provide a variety of functional properties to customer products, including greater strength, adhesion, improved processibility and enhanced appearance.

In 2001, the Company completed a strategic alliance with Daikin Industries, a leading fluorochemicals supplier, focused on the Company’s proprietary PolyFox™ technology platform. Based on its PolyFox™ technology, Performance Chemicals recently introduced fluorosurfactant products for the floor care market. These environmentally friendly products and others under development are targeted to replace a competitor’s perfluorooctane sulfonate (PFOS) based products recently withdrawn from the market over environmental concerns.

With a strong market position in the latex and specialty chemicals industry, Performance Chemicals is recognized in all of its markets for its core capabilities in polymer technology, for its ability to rapidly develop highly customized products for targeted applications and to provide innovative, cost effective customer solutions and for its strong field technical support.

Market and Customers

Management believes that Decorative & Building Products is a leader in its targeted product categories. The wallcovering, coated fabrics, decorative laminates, commercial roofing and other Decorative & Building Products categories are highly competitive based on decorative content, performance characteristics, price, quality, customer service, brand name recognition, distribution networks and reputation. Decorative & Building Products markets its products under numerous brand names to different industries. Major customers of this segment include Steelcase, LA-Z-Boy and Ashley Furniture.

Management believes that Performance Chemicals is a leader in many of its targeted product categories. The polymer and chemical coating and binding categories are highly competitive based on price, quality, customer service, product performance, field technical support and product innovations. Performance Chemicals is a leading producer of SB latex for the paper and carpet industry. Major latex customers include industry leaders such as International Paper, Shaw and Stora Enso.

Distribution Methods

Methods of distribution used by OMNOVA Solutions vary widely depending on the nature of the products and the industry or market served. Products are sold either directly or through distributors.

Competition

Decorative & Building Products competes with numerous companies, many of which are smaller and privately-owned. Key competitors in each product group include:

•	Commercial Wallcovering—RJF International, LSI, Lentex and paint systems
•	Coated Fabrics—Morbern and Uniroyal
•	Decorative Laminates—Chiyoda, Dai Nippon and Toppan
•	Building Systems—Carlisle, Firestone and Manville
•	Heat Transfer Printing—Transprints USA, Sublistatic and Transfertex

Performance Chemicals competes with several large global chemical companies including Dow and BASF, some of which are vertically integrated in one or more major raw materials. Performance Chemicals also competes with a variety of U.S.-focused suppliers of specialty chemicals including Noveon, ParaChem, Air Products, National Starch and S.C. Johnson Polymers. Depending on the products involved and markets served, the basis of competition varies among price, quality, customer and technical service, product performance and innovation and industry recognition. Overall, Performance Chemicals regards its products to be competitive in its major categories and believes that it holds leading or strong number two positions in several North American categories including styrene butadiene latex paper coatings and carpet backing binders, textile permanent press resins, nonwoven binders and vinyl pyridine tire cord adhesives.

Intellectual Property

OMNOVA Solutions regards patents, trademarks, copyrights and other intellectual property as important to its success and relies on them, both in the United States and foreign countries, to protect its investments in products and technology. Patents to which OMNOVA Solutions has rights expire at various times, but the Company believes that the loss or expiration of any individual patent would not materially affect the business of the Company. OMNOVA Solutions, like any other company, may be subject to claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business.

Raw Materials

Decorative & Building Products utilizes a variety of raw materials which are generally available from multiple suppliers. Key raw materials include polyvinyl chloride resins, textiles, plasticizers, paper and titanium dioxide. Textiles and polyvinyl chloride resins represent approximately 39% of total raw materials purchased on a dollar basis.

Performance Chemicals also utilizes a variety of raw materials, primarily monomers, in the manufacture of its products, all of which are generally available from several qualified suppliers. Monomer costs are a major component of the emulsion polymers produced by the business. Key monomers include styrene, butadiene, acrylonitrile, vinyl pyridine, acrylic acid, vinyl acetate, butyl acrylate, ethyl acrylate and methyl methacrylate. These monomers represented approximately 61% of total raw materials purchased on a dollar basis.

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

Seasonal Factors

The Company historically experiences stronger sales and income in its second, third and fourth fiscal quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first fiscal quarter (December through February) has historically been weaker due to generally lower levels of construction activity over the holidays and cold weather months.

Environmental Matters

The business operations of OMNOVA Solutions, like those of other companies in the industries in which OMNOVA Solutions operates, are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations not only affect OMNOVA Solutions’ current operations, but also could impose liability on OMNOVA Solutions for past operations that were conducted in compliance with then applicable laws and regulations. A discussion of capital and noncapital expenditures incurred in 2001 and forecasted for 2002 for environmental compliance is included under the heading Environmental Matters on page 16 of this report and is incorporated herein by reference.

Employees

OMNOVA Solutions employed approximately 2,500 employees at November 30, 2001, at offices, plants and other facilities located principally throughout the United States and the United Kingdom. Approximately 23% of the 2,500 employees are covered by collective bargaining agreements with approximately 17% of those employees covered by collective bargaining agreements that are due to expire within one year.

Item 2.     Properties

Significant operating, manufacturing, distribution, research, design and/or sales and marketing facilities of the Company are set forth below:

Corporate Headquarters: OMNOVA Solutions Inc. 175 Ghent Road Fairlawn, OH 44333-3300 330/869-4200	OMNOVA Solutions Technology Center 2990 Gilchrist Road Akron, OH 44305-4489 330/794-6300

Decorative & Building Products:
Headquarters: 175 Ghent Road Fairlawn, OH 44333-3300 330/869-4200	Manufacturing Facilities: Auburn, PA Columbus, MS Jeannette, PA Kent, England Monroe, NC Muscle Shoals, AL *Rayong, Thailand *Shanghai, China
Sales/Marketing/Design/Distribution:
*Asnieres, France
*Bangkok, Thailand
*Boston, MA
*Brussels, Belgium
*Charlotte, NC
*Columbus, OH
*Dubai, UAE
*Hertfordshire, England
*Maumee, OH
*New York, NY
*Paris, France
*Rayong, Thailand
*Salem, NH
*São Paulo, Brazil
*Shanghai, China
*Warsaw, Poland

Performance Chemicals:
Headquarters: 175 Ghent Road Fairlawn, Ohio 44333-3300 330/869-4200	Sales/Manufacturing/Technical/Distribution: Akron, OH Calhoun, GA Chester, SC *Dalton, GA Fitchburg, MA Green Bay, WI Hertfordshire, England Mogadore, OH

*	An asterisk next to a facility listed above indicates that it is a leased property.

In 2001, the Company closed its Greensboro, North Carolina facility and production was consolidated into Performance Chemicals’ remaining facilities. Data appearing in Note N to the Consolidated Financial Statements on page 36 of this report with respect to leased properties is incorporated herein by reference.

During 2001, the Company generally made effective use of its productive capacity. The Company believes that the quality and productive capacity of its properties are sufficient to maintain the Company’s competitive position for the foreseeable future.

Item 3.     Legal Proceedings

Wotus, et al. v. GenCorp Inc. and OMNOVA Solutions Inc., et al.

On October 12, 2000, a group of hourly retirees filed a class action seeking, among other things, reinstatement of certain retiree medical benefits under the GenCorp Hourly Retiree Medical Plan. The OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan) was established at the time of the spin-off and is identical to the GenCorp Hourly Retiree Medical Plan which was modified in 1994 to provide for contributions by retirees after plan costs exceed certain levels. The plaintiffs challenge the establishment of the OMNOVA Plan and seek, among other things, to reinstate pre-1994 GenCorp retiree medical plan benefit terms. The class representatives consist of three hourly retirees from OMNOVA’s Jeannette, Pennsylvania facility and one hourly retiree from GenCorp Inc.’s former Akron tire plant. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed to not support such litigation. OMNOVA believes that it has meritorious defenses and intends to vigorously defend these claims.

OMNOVA Solutions is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information that is currently available with respect to these matters and consulting with counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of OMNOVA Solutions. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2001.

Item 4A.     Executive Officers of the Registrant

The following information is given as of February 1, 2002, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 41, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 until January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993.

Michael E. Hicks, age 43, Senior Vice President, Chief Financial Officer and Treasurer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James J. Hohman, age 53, Vice President of the Company since November 2001 and President, Paper & Carpet Chemicals since December 2000; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

James C. LeMay, age 45, Senior Vice President, Business Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously, Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay served as Assistant General Counsel of GenCorp Inc. from May 1997, and as Senior Counsel of GenCorp from May 1990 to May 1997.

Gregory T. Troy, age 46, Senior Vice President, Human Resources of OMNOVA Solutions Inc. since September 1999. Mr. Troy served as Director, Human Resources of GenCorp Inc.’s Performance Chemicals business unit from December 1996 until the spin-off of OMNOVA Solutions in October 1999. Previously, Mr. Troy served as Director of Bosch Braking Systems (formerly AlliedSignal) from 1995 to December 1996, and Employee Relations Area Manager, Manufacturing of Mobil Corporation’s Plastics division from 1994 to 1995.

Douglas E. Wenger, age 44, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA Solutions, Mr. Wenger served as Director, Global I/T Strategy and Architecture for Kellogg Company from 2000 until 2001; Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993.

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

The Company was spun off from GenCorp Inc. as an independent public company as of October 1, 1999. The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. Prior to the spin-off, the Company’s common stock was not publicly traded. At December 31, 2001, there were approximately 10,500 holders of record of the Company’s common stock. For fiscal year 2001, the Company paid a cash dividend of $.05 per share on its common stock in the first and second quarter. For fiscal year 2000, the Company paid quarterly cash dividends of $.05 per share on its common stock. On November 30, 1999, the Company paid a cash dividend on its common stock of $.05 per share. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 40 of this report and is incorporated herein by reference.

Information concerning long-term debt, including material restrictions on the Company appears in Note M to the Consolidated Financial Statements and is incorporated herein by reference.

Item 6.     Selected Financial Data

	2001	2000	1999	1998	1997
	(Dollars in millions, except per-share data)
Net Sales
Decorative & Building Products	$416.1	$429.8	$443.5	$398.6	$367.7
Performance Chemicals	320.9	343.5	323.9	225.6	180.6

	$737.0	$773.3	$767.4	$624.2	$548.3

Segment Operating Profit
Decorative & Building Products	$11.9	$37.0	$51.4	$51.5	$44.2
Performance Chemicals	17.2	2.1	31.6	35.0	21.9
Unusual and nonrecurring items	(13.7)	(.3)	(4.4)	(3.4)	—

	$15.4	$38.8	$78.6	$83.1	$66.1

Net (Loss) Income	$(6.7)	$4.4	$34.4	$42.6	$34.3

Earnings (Loss) Per Share of Common Stock
Basic	$(.17)	$.11	$.82	$1.03	$.93
Diluted	$(.17)	$.11	$.82	$1.01	$.91
Cash dividends paid	$.10	$.20	$.05	$—	$—
General
Capital expenditures	$19.5	$35.3	$35.0	$18.0	$10.9
Depreciation and amortization	$34.3	$33.3	$30.7	$21.5	$16.0
Total assets	$639.1	$647.5	$722.5	$602.7	$277.1
Long-term debt	$157.8	$145.8	$190.0	$—	$—

You should keep the following in mind when reviewing this data:

•
During fiscal 2001, the Company (1) purchased certain business lines and assets of Decorative Surfaces International, Inc. (see Note E to the Consolidated Financial Statements) and (2) recorded an unusual and nonrecurring charge primarily for the closure of the Greensboro, North Carolina facility and severance costs associated with a reduction in workforce at the Company’s Corporate Headquarters and Performance Chemicals business segment.

•	During fiscal 2000, the Company (1) formed a national distribution joint venture with Brewster Wallpaper Corp. to distribute two of the Company’s wallcovering brands and a diverse offering of commercial wallcovering, (2) formed a joint venture with an affiliate of the Thailand-based Charoen Pokphand Group which acquired a Shanghai, China-based coated fabrics business to serve the Asia-Pacific region, and (3) purchased the specialty/textile coatings business of High Point Textile Auxiliaries, LLC (see Note E to the Consolidated Financial Statements).

•
During fiscal 2000, the Company recorded unusual expense of $3.8 million primarily related to early retirement benefits for its former Chief Executive Officer in accordance with his 1993 employment contract.

•	The Company was spun off from GenCorp Inc. as an independent public company as of October 1, 1999.

•
During fiscal 1999, the Company (1) acquired the global polymer floor care business of Morton International Inc., (2) acquired the U.S. acrylic emulsion polymers business of PolymerLatex, Inc., and (3) formed a joint venture with the Thailand-based Charoen Pokphand Group which acquired a Rayong, Thailand-based decorative film and coated fabrics business to serve the Asia-Pacific region and provide expanded product lines to North America and Europe (see Note E to the Consolidated Financial Statements).

•	The historical income statement data reflects operations from the acquisitions above from the date of purchase.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OMNOVA Solutions operates two business segments: Decorative & Building Products and Performance Chemicals. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surfacing products including commercial wallcovering, coated fabrics, printed and solid color surface laminates, industrial films, transfer printed products and commercial roofing. These products are used in numerous applications including building refurbishment, new construction, furniture, transportation, cabinets, home furnishings and apparel. The Performance Chemicals segment manufactures a broad line of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textiles and nonwovens, construction, floor care and various other specialty chemical applications.

The Company’s sales are affected by numerous factors. In the Decorative & Building Products segment, commercial wallcovering and GenFlex roofing systems sales are driven by trends in refurbishment of commercial office buildings, hotels, hospitals and schools and new construction cycles. Product design and styling are important product differentiators in the commercial wallcovering business. Sales trends in decorative laminates and coated fabrics are driven by both design and performance of the products’ surfaces. The Decorative & Building Products segment focuses on achieving sales growth by designing and producing aesthetically attractive products and through advanced technology in substrate and coatings that offer enhanced stain and scratch resistance, along with improved durability, to meet the needs of commercial and residential furniture customers, as well as customers in transportation, upholstery and demountable office systems. In the Performance Chemicals segment, the key sales drivers are: the ability to create custom polymer and specialty chemical solutions to enhance customer product performance; domestic demand for coated paper and carpeting; and trends in the textile and specialty chemicals industries. The Company is subject to changes in its manufacturing costs arising from volatility in the price of several key raw materials including polyvinyl chloride resins, styrene and butadiene.

In 2001, the Company’s Decorative & Building Products segment acquired certain business lines and assets of Decorative Surfaces International, Inc. (DSI). In 2000, the Company completed the formation of Muraspec N.A. LLC (MNA), a joint venture with Brewster Wallpaper Corp., to serve as a national distributor for two of the Company’s wallcovering brands and a diverse offering of other decorative and functional wall surfaces manufactured by others. Also in 2000, the Company formed a joint venture with the Thailand-based Charoen Pokphand Group, which acquired a Shanghai, China-based coated fabrics business to strengthen and expand the

Company’s position in the Asia-Pacific region. In 1999, Decorative & Building Products formed its first joint venture with the Charoen Pokphand Group to acquire two manufacturing plants in Thailand to serve the coated fabrics and decorative film markets in the Asia-Pacific region and to provide expanded product lines to North America and Europe.

Recent strategic acquisitions of Performance Chemicals included: (i) the purchase of the specialty/textile coatings business of High Point Textile Auxiliaries, LLC in 2000 and (ii) the fiscal 1999 acquisitions of PolymerLatex’s U.S. acrylics latex business, which strengthened and diversified markets in specialty acrylic emulsions and Morton International’s global polymer floor care business, which provided several new emulsion polymer product lines and customers, based on complementary manufacturing technology.

Results of Operations Fiscal 2001 Compared to Fiscal 2000

Net sales for the Company in fiscal 2001 decreased 4.7 percent to $737.0 million compared to $773.3 million in fiscal 2000, with sales declining in both business segments. Segment operating profit excluding unusual and nonrecurring items decreased to $29.1 million in fiscal 2001 from $39.1 million in fiscal 2000 primarily due to a decrease in sales volume and product mix and startup costs associated with the Company’s new extrusion plant in Alabama. Operating margins in fiscal 2001 declined to 3.9 percent from 5.1 percent in fiscal 2000. Total segment operating profit including unusual and nonrecurring items decreased to $15.4 million in fiscal 2001 from $38.8 million in fiscal 2000. Including unusual and nonrecurring items, the Company incurred a net loss of $6.7 million in fiscal 2001 compared to net income of $4.4 million in fiscal 2000.

Net sales for Decorative & Building Products decreased to $416.1 million in fiscal 2001 from $429.8 million in fiscal 2000, a 3.2 percent decrease. The decline related to overall market softness in the U.S. and U.K., affecting most of the Company’s end-use markets. The decline was partially offset by incremental volume due to the full year impact of MNA and the acquisition of product lines from DSI during the second half of 2001. Commercial Wallcovering volume was most affected by the slowdown in the hospitality segment driven by overall economic slowdown and further exacerbated by the tragic events of September 11 while in Coated Fabrics the closure of several major furniture outlets and the dramatic decline in the marine industry drove volume down. Decorative Laminates’ sales decline was in line with its markets as the manufactured housing segment declined for the second year in a row coupled with new downward trends in furniture and consumer electronics. Within Building Products, GenFlex roofing sales increased on the strength of TPO and PVC products. Segment operating profit excluding unusual and nonrecurring items declined to $11.9 million in fiscal 2001 from $37.0 million in fiscal 2000. The decline in segment operating profit was attributable to the decrease in volume and changes in product mix. Segment operating margins declined to 2.9 percent in fiscal 2001 from 8.6 percent in fiscal 2000.

The segment operating performance of Decorative & Building Products was positively impacted in fiscal 2001 by $1.2 million, due to last-in, first-out (LIFO) inventory adjustments compared to $4.3 million in fiscal 2000. Inventories were significantly reduced as a result of initiatives to aggressively improve working capital.

Net sales for Performance Chemicals decreased to $320.9 million in fiscal 2001 from $343.5 million in fiscal 2000, a 6.6 percent decrease. Sales volume declined across all product lines primarily as a result of a soft economy. Volume declines were most prevalent in Specialty Chemicals, particularly in textiles, adhesives and construction. The decline in volume was partially offset by the impact of product price increases. Segment operating profit excluding unusual and nonrecurring items increased to $17.2 million in fiscal 2001 from $2.1 million in fiscal 2000. The increase resulted from cost reduction initiatives, product mix, rationalization of low margin products and moderating raw material costs. Segment operating margins increased to 5.4 percent in fiscal 2001 from 0.6 percent in fiscal 2000.

As a result of the restructuring plan implemented in the second quarter of 2001, an unusual and nonrecurring charge of $16.5 million ($9.9 million net of tax, or $0.25 per diluted share) was recorded. The charge primarily related to the closure of the Company’s Greensboro, North Carolina facility (Performance Chemicals segment) and workforce reductions. The implementation of these actions resulted in the reduction of approximately 90 employees in the Performance Chemicals segment and Corporate Headquarters. The $16.5 million unusual and nonrecurring charge consisted of $1.2 million for inventory write-downs included in cost of products sold, $8.5 million in fixed asset write-downs and $2.0 million of shut down costs related to the Greensboro facility, and $4.8 million for severance and additional pension expense related to workforce reductions in the Performance Chemicals segment and Corporate Headquarters. As of November 30, 2001, $3.4 million of severance benefits and $0.8 million of shut down costs had been utilized, and the Company had remaining reserves of approximately $1.4 million for severance and $1.2 million for shut down costs. The restructuring is expected to be substantially complete by the end of fiscal 2002. In addition, the Company recorded $2.2 million primarily for anticipated legal settlements of which a reserve of $1.7 million remains.

On January 19, 2001, Performance Chemicals announced that it had formed a strategic alliance with the Rohm and Haas Company to serve the paper and paperboard industry. On October 1, 2001, OMNOVA Solutions and Rohm and Haas signed a letter of intent to form a new joint venture. When fully implemented, the combined resources of the joint venture will provide total solutions capability to customers and will offer a strong portfolio of complementary surface treatment products for the paper and paperboard industry.

Interest expense decreased to $14.0 million in fiscal 2001 from $14.7 million in fiscal 2000. The decrease was attributable to lower overall interest rates, which was offset partially by higher debt levels in 2001.

Other expense (income) net decreased to $1.2 million in fiscal 2001 from $3.8 million in 2000 primarily due to an increase in equity income recorded for the Company’s joint ventures and a decrease in foreign currency transaction losses.

Results of Operations Fiscal 2000 Compared to Fiscal 1999

Net sales for the Company in fiscal 2000 increased 1 percent to $773.3 million compared to $767.4 million in fiscal 1999. Sales increased for Performance Chemicals and decreased for Decorative & Building Products, which was affected by its program to realign the distribution network for its domestic commercial wallcovering lines. Total segment operating profit, excluding unusual and nonrecurring items, decreased to $39.1 million from $83.0 million in fiscal 1999 due primarily to substantial and rapid increases in raw material prices. Operating margins decreased to 5.1 percent in fiscal 2000 compared to 10.8 percent in fiscal 1999. Net income for the Company declined to $4.4 million in fiscal 2000 as compared to $34.4 million in fiscal 1999.

Net sales for Decorative & Building Products decreased to $429.8 million in fiscal 2000 from $443.5 million in fiscal 1999, a 3.1 percent decrease. Commercial wallcovering sales declined due to market softness and the realignment of the distribution network. Decorative Laminates’ sales declined due to the continued sales volume deterioration in the manufactured housing sector and lower volumes in home/office furnishings. The volume decreases were partially offset by increases in Coated Fabrics, which experienced growth in the transportation and marine markets. Within Building Products, GenFlex roofing systems sales increases were driven by significant volume and market share gains for TPO roofing products. Segment operating profit declined to $37.0 million in fiscal 2000 from $51.4 million in fiscal 1999. The decline in segment operating profit was attributable to the decrease in volume and changes in the product line mix. In addition, the segment was severely affected by substantial and rapid raw material cost increases. Segment operating margins declined to 8.6 percent in fiscal 2000 from 11.6 percent in fiscal 1999.

Net sales for Performance Chemicals increased to $343.5 million in fiscal 2000 from $323.9 million in fiscal 1999, a 6.1 percent increase. Segment operating profit decreased to $2.1 million in fiscal 2000 from $31.6 million in fiscal 1999. The decrease in operating profit was due to the substantial and rapid increase in raw material costs. The cost for styrene was up 48 percent and butadiene was up 59 percent over 1999 costs. Segment operating profit margins declined to 0.6 percent in fiscal 2000 as compared to 9.8 percent in fiscal 1999.

The fiscal 2000 segment operating profit of Decorative & Building Products and Performance Chemicals was positively impacted by $4.3 million and $1.1 million, respectively, due to last-in, first-out (LIFO) inventory adjustments. Inventories were significantly reduced as a result of initiatives to aggressively improve working capital.

Interest expense decreased to $14.7 million in fiscal 2000 from $18.6 million in fiscal 1999. Prior to the October 1, 1999 spin-off, the Company received an interest allocation from GenCorp Inc. based on an asset allocation technique. At the time of the spin-off, the Company put into place its own financing program.

Other expense (income) net decreased from $1.3 million income in fiscal 1999 to an expense of $3.8 million in fiscal 2000 primarily due to costs associated with the receivables financing program and the inclusion of a full year’s costs associated with the Company’s PolyFoxTM venture.

In fiscal 2000, the Company recognized unusual expense of $3.8 million, which related primarily to early retirement obligations for its former Chief Executive Officer. In fiscal 1999, the Company recognized unusual income of $1.1 million. Unusual items included charges related to Decorative & Building Products of $3.9 million and Performance Chemicals of $0.5 million, offset by unusual income of $5.5 million related primarily to the gain recognized on the sale of the corporate jet (see Note C to the Consolidated Financial Statements).

During fiscal 2000, the Company recognized $0.6 million of spin-off related expense for key executive retention agreements. During the fourth quarter of fiscal 1999, the Company recognized $2.2 million of spin-off costs, which primarily related to the new corporate identity program, retention bonuses for key executives and certain franchise and property taxes associated with the spin-off.

Financial Resources and Capital Spending

In fiscal 2001 cash flow provided from operating activities was $20.4 million, compared to $120.2 million and $35.0 million in 2000 and 1999, respectively. The decrease in cash flow from operating activities between fiscal 2001 and fiscal 2000 of $99.8 million resulted primarily from a net change of $87.8 million related to the terms of the receivable sale program (see Note I to the Consolidated Financial Statements) and the payment of $10.0 million of early retirement obligations. Excluding the receivable sale program, the results of operations would have been $34.3 million and $46.3 million in 2001 and 2000, respectively. Cash flow from operating activities between fiscal 2000 and fiscal 1999 increased $85.2 million. The increase related primarily to the establishment of the receivable sale program in fiscal 2000 (see Note I to the Consolidated Financial Statements) and lower working capital requirements.

In fiscal 2001, $20.0 million was used for investing activities primarily for capital expenditures. In fiscal 2000, $50.6 million was used for investing activities including capital expenditures of $35.3 million, investments in joint ventures of $12.9 million and acquisitions of businesses of $2.4 million. In fiscal 1999, $29.0 million was used for investing activities, including capital expenditures of $35.0 million, investments in a joint venture of $2.6 million and acquisitions of businesses of $10.9 million offset by proceeds of $19.5 million from the sale of the residential wallcovering business and the corporate jet.

Cash flow used in financing activities was $3.6 million and $67.8 million in fiscal 2001 and fiscal 2000, respectively. In fiscal 1999, cash flow provided from financing was $1.0 million. Cash flow used in fiscal 2001 was primarily used for dividend payments. Dividends were eliminated in the second half of fiscal 2001. Cash flow used in fiscal 2000 related primarily to the utilization of proceeds received from the receivable sale program to reduce debt obligations which was offset by dividend payments and the repurchase of the Company’s stock.

Capital expenditures were made and are planned principally for capacity expansion and asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.

Capital expenditures totaled $19.5 million for fiscal 2001, $35.3 million in fiscal 2000 and $35.0 million in fiscal 1999. Capital expenditures in fiscal 2001 included $6.7 million for the new extruder facility in Muscle Shoals, Alabama and $12.8 million of equipment upgrades and additions. Capital expenditures in fiscal 2000 primarily included $8.0 million for the extruder facility; $4.0 million of equipment upgrades and additions in Decorative & Building Products; $2.0 million for Performance Chemicals’ renovation of its pilot plant and $2.0 million for capacity expansion. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its credit facility.

On April 12, 2001, the Company entered into an amended, secured $240 million revolving credit facility (Facility) which expires in September 2004. The Facility is collateralized by substantially all of the Company’s assets. The Company pays a variable commitment fee, which is currently one half of one percent, on the unused balance. At November 30, 2001, the unused and available balance under the Facility was $83.0 million. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 5.2 percent at November 30, 2001. The Facility contains a provision that allows for a swing line of credit for up to $10 million for daily funding requirements, which was utilized for $3.5 million at November 30, 2001. The interest rate on the swing line of credit is variable, primarily based on the prime interest rate, and was 6.0 percent at November 30, 2001. The Company also had outstanding letters of credit totaling $4.0 million at November 30, 2001.

The Facility contains various debt, dividend and investment restrictions and provisions. The Company was required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 3.75 to 1.00, for the quarter ended November 30, 2001. The ratio declines to 3.25 to 1.00 for the quarter ending November 30, 2002. The Company was required to maintain a consolidated interest coverage ratio (EBITDA/Interest) of at least 2.25 to 1.00 for the quarter ended November 30, 2001. The ratio increases to 3.50 to 1.00 for the quarter ending November 30, 2002. The Company is also required to maintain a minimum net worth of $260 million. The Company was in compliance with its covenants at November 30, 2001.

Based upon current and anticipated levels of operations and plans for integrating recent acquisitions, the Company believes that its cash flow from operations, combined with borrowings that will be available under the Facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next 12 months. Substantially all of the Company’s debt bears interest at variable rates; therefore, the Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates.

The Company expects to maintain its current receivable backed commercial paper program (see Note I to the Consolidated Financial Statements).

Significant Accounting Policies and Management Judgements

Inherent in the Company’s results of operations are certain estimates, assumptions and judgements including assumed rates for customer defaults on payments, inventory turnover, roofing system repair or replacement obligations and an assumed rate of return on invested pension assets. The Company maintains reserves for bad debts, inventory obsolescence and warranty claims that are reasonable and that are based on the Company’s historical experience and current expectations for future performance of operations.

A sudden and prolonged deterioration in the economy could adversely affect the Company’s customers requiring the Company to increase its reserves for bad debts. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserves for obsolescence. A significant increase in roofing system repairs or replacements could also require the Company to increase its reserves for warranty claims. If such adverse conditions would occur, the Company cannot readily predict the effect on its financial condition or results of operations as any such effect depends on both future results of operations and the magnitude and timing of the adverse conditions.

Because of the Company’s practice of using a 5 year smoothing technique for recognizing pension asset gains or losses, the Company does not believe that a sudden deterioration in market trends will have a significant impact in the near term on the reported pension income included in the Company’s results of operations.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2001 reflects environmental reserves of $1.2 million.

Capital expenditures for projects related to the environment were $2.3 million in 2001, $2.2 million in 2000 and $2.1 million in 1999. The Company currently forecasts that capital expenditures for environmental projects will be approximately $2.3 million in fiscal 2002. During 2001, noncapital expenditures for environmental compliance and protection totaled $4.4 million all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar noncapital expenditures were $6.3 million and $5.2 million in 2000 and 1999, respectively. The Company anticipates that noncapital environmental expenditures for the next several years will be consistent with historical expenditure levels.

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

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amended Statements No. 137 and 138 were adopted in fiscal 2001. The adoption did not have a significant effect on earnings or the financial position of the Company.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this standard for business combinations initiated after June 30, 2001.

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually. This statement is effective for fiscal years beginning after December 15, 2001. The Company plans to early adopt this standard in 2002. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle. The Company is currently in the initial phase of the transitional impairment test and believes that an impairment charge is possible, but an estimate of the charge is not determinable at this time. Subsequent impairment losses, if any, to initial adoption, will be reflected in operating income in the Consolidated Statements of Operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years beginning after June 15, 2002. The Company is assessing whether this statement will have a significant impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard is effective for fiscal years beginning after December 15, 2001. The Company is assessing whether this statement will have a significant impact on its financial statements.

Forward-Looking Statements

The Company’s Annual Report, including this Form 10-K, contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industries. These statements are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by the use of forward-looking terms such as “could”, “may”, “will”, “expects”, “believes”, “anticipates”, “plans”, “intends”, “estimates”, “projects”, “targets”, “forecasts”, “seeks” or similar terms. Forward-looking statements address the Company’s business, results of operations and financial condition, and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which the Company operates and management’s beliefs and assumptions about these economies and markets. There are many risks and uncertainties that could cause actual results or outcomes to differ materially from those described in the forward-looking statements, some of which are beyond the Company’s control, including inherent economic risks and changes in prevailing governmental policies and regulatory actions.

Some important factors that could cause the Company’s actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

•	General economic trends affecting OMNOVA Solutions’ markets

•	Raw material prices for crude oil and chemical feed stocks including polyvinyl chloride, styrene and butadiene

•	The Company’s ability to procure raw material feed stocks

•	Competitive pressure on pricing which may impact the Company’s ability to achieve historical gross margins

•	Customer and/or competitor consolidation

•	The Company’s ability to obtain financing at anticipated rates

•	The Company’s acquisition activities

•	A prolonged work stoppage

•	Governmental and regulatory policies

•	Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations

The Company disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company’s long-term debt, which is under the amended revolving credit facility described in Note M to the Consolidated Financial Statements, matures in the year 2004 and is variable. The average variable interest rate applicable to this debt was 5.2 percent as of November 30, 2001. Since the Company’s long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in the Consolidated Statements of Shareholders’ Equity, the Company has experienced an accumulated loss of $8.2 million as of November 30, 2001 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 8.     Consolidated Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a)(1) Consolidated Financial Statements” of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or disagreements with the Company’s independent auditors regarding accounting and financial disclosure matters during the two most recent fiscal years of the Company or during any period subsequent to the date of the Company’s most recent consolidated financial statements.

REPORT OF MANAGEMENT

To the Shareholders of OMNOVA Solutions Inc.:

Management of OMNOVA Solutions Inc. is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. These financial statements were prepared in accordance with standards generally accepted in the United States and fairly represent the transactions and financial condition of the Company in all material respects. The financial statements include amounts that are based on management’s best estimates and judgements. The Company’s financial statements have been audited by Ernst & Young LLP, independent auditors, who have been selected by the Board of Directors and approved by the shareholders. Management has made available to Ernst & Young LLP all of the Company’s financial records and related data, as well as the minutes of shareholders’ and directors’ meetings.

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

The Audit Committee is composed of directors who are not officers or employees of the Company. It meets regularly with members of management, the internal auditors and the independent auditors to discuss the adequacy of the Company’s internal controls, financial statements and the nature, extent and results of the audit effort. Management reviews with the Audit Committee all of the Company’s significant accounting policies and assumptions affecting the results of operations. Both the internal auditors and the independent auditors have free and direct access to the Audit Committee without the presence of management.

Kevin M. McMullen
Chairman and Chief Executive Officer

Michael E. Hicks
Senior Vice President and Chief Financial Officer; Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
Akron, Ohio
January 10, 2002

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

	Years Ended November 30,
	2001	2000	1999
	(Dollars in millions, except per-share data)
Net Sales	$737.0	$773.3	$767.4

Costs and Expenses
Cost of products sold	539.9	569.1	524.2
Selling, general and administrative	141.9	140.7	135.6
Depreciation and amortization	34.3	33.3	30.7
Interest expense	14.0	14.7	18.6
Other expense (income), net	1.2	3.8	(1.3)
Unusual and nonrecurring items	16.5	3.8	(1.1)
Spin-off related costs	.1	.6	2.2

	747.9	766.0	708.9

(Loss) Income Before Income Taxes	(10.9)	7.3	58.5
Income tax (benefit) expense	(4.2)	2.9	24.1

Net (Loss) Income	$(6.7)	$4.4	$34.4

Earnings (Loss) Per Share of Common Stock
Basic	$(.17)	$.11	$.82
Diluted	$(.17)	$.11	$.82

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

	November 30,
	2001	2000
	(Dollars in millions)
ASSETS:
Current Assets
Cash and cash equivalents	$8.5	$11.7
Accounts receivable, net	51.9	42.8
Inventories	56.7	59.3
Deferred income taxes	12.8	8.5
Prepaid expenses and other	4.9	5.8

Total Current Assets	134.8	128.1

Property, plant and equipment, net	207.2	219.7
Goodwill, net	142.7	151.8
Trademarks and other intangible assets, net	79.1	76.5
Prepaid pension	49.1	45.9
Other assets	26.2	25.5

Total Assets	$639.1	$647.5

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Notes payable	$3.5	$9.0
Accounts payable	92.2	87.2
Accrued payroll and personal property taxes	15.2	14.5
Other current liabilities	15.1	26.1

Total Current Liabilities	126.0	136.8

Long-term debt	157.8	145.8
Postretirement benefits other than pensions	50.5	50.1
Deferred income taxes	14.4	12.9
Other liabilities	12.3	14.0
Shareholders’ Equity
Preference stock—$1.00 par value; 15.0 million shares authorized;
none outstanding	—	—
Common stock—$.10 par value; 135.0 million shares authorized;
41.8 million shares outstanding	4.2	4.2
Additional contributed capital	308.7	308.7
Retained deficit	(12.5)	(1.8)
Treasury stock at cost; 2.2 million shares	(14.1)	(14.1)
Accumulated other comprehensive loss	(8.2)	(9.1)

Total Shareholders’ Equity	278.1	287.9

Total Liabilities and Shareholders’ Equity	$639.1	$647.5

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Shareholders’ Equity

	Years Ended November 30,
	2001	2000	1999
	(Dollars in millions)
Divisional Equity
Balance at beginning of period	$—	$—	$488.1
Activity to date of spin-off:
Net income	—	—	30.5
Foreign currency translation adjustment	—	—	(1.7)
Net transactions with GenCorp	—	—	(5.9)
Net assets transferred at spin-off	—	—	(511.0)

Balance at end of period	$—	$—	$—

Common Stock
Balance at beginning of period	$4.2	$4.2	$—
Issuance of 41.8 million shares at spin-off	—	—	4.2

Balance at end of period	$4.2	$4.2	$4.2

Additional Contributed Capital
Balance at beginning of period	$308.7	$308.5	$—
Contributed capital	—	.2	508.5
Dividend paid to GenCorp	—	—	(200.0)

Balance at end of period	$308.7	$308.7	$308.5

Retained Earnings (Deficit)
Balance at beginning of period	$(1.8)	$1.8	$—
Net (loss) income	(6.7)	4.4	3.9
Cash dividends—$.10, $.20 and $.05 per share in 2001, 2000 and 1999, respectively	(4.0)	(8.0)	(2.1)

Balance at end of period	$(12.5)	$(1.8)	$1.8

Treasury Stock at Cost	$(14.1)	$(14.1)	$—

Accumulated Other Comprehensive Income (Loss)
Accumulated currency adjustments	$(8.2)	$(9.1)	$.4
Minimum pension liability adjustments	—	—	(.2)

Balance at end of period	$(8.2)	$(9.1)	$.2

Total Shareholders’ Equity	$278.1	$287.9	$314.7

Comprehensive Income (Loss)
Net (loss) income	$(6.7)	$4.4	$34.4
Other comprehensive income (loss):
Foreign currency translation adjustment	.9	(9.5)	(.4)
Minimum pension liability	—	.2	(.2)

Total Comprehensive (Loss) Income	$(5.8)	$(4.9)	$33.8

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Years Ended November 30,
	2001	2000	1999
	(Dollars in millions)
Operating Activities
Net (loss) income	$(6.7)	$4.4	$34.4
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Unusual and nonrecurring items	15.2	3.4	4.1
Gain on sale of fixed assets	—	—	(5.2)
Depreciation	25.5	25.0	23.2
Amortization	8.8	8.3	7.5
Deferred income taxes	(2.8)	(.3)	(2.7)
Foreign currency transaction loss	—	.7	—
Changes in operating assets and liabilities net of effects
of acquisitions and dispositions of businesses:
Accounts receivable	(9.1)	76.7	(20.0)
Inventories	5.7	8.9	(10.2)
Other current assets	.9	3.1	(7.0)
Current liabilities	(9.0)	5.9	17.0
Other non-current assets	(7.4)	(7.4)	(14.3)
Other long-term liabilities	(.7)	(8.5)	8.2

Net Cash Provided By Operating Activities	20.4	120.2	35.0

Investing Activities
Capital expenditures	(19.5)	(35.3)	(35.0)
Proceeds from business and asset dispositions	—	—	19.5
Business acquisitions	(.5)	(2.4)	(10.9)
Investment in joint ventures	—	(12.9)	(2.6)

Net Cash Used In Investing Activities	(20.0)	(50.6)	(29.0)

Financing Activities
Net transactions with GenCorp prior to spin-off	—	—	7.9
Dividend paid to GenCorp	—	—	(200.0)
Long-term debt proceeds	112.7	105.8	210.0
Repayment of debt obligations	(107.0)	(150.0)	(20.0)
Short-term debt net proceeds/(payments)	(5.5)	(1.5)	5.0
Dividends paid to shareholders	(4.0)	(8.0)	(2.1)
Share repurchase plan	—	(14.1)	—
Other financing activities	.2	—	.2

Net Cash (Used In) Provided By Financing Activities	(3.6)	(67.8)	1.0
Effect of exchange rate changes on cash	—	(.6)	—

Net (Decrease) Increase In Cash and Cash Equivalents	(3.2)	1.2	7.0
Cash and cash equivalents at beginning of period	11.7	10.5	3.5

Cash and Cash Equivalents at End of Period	$8.5	$11.7	$10.5

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A—Basis of Presentation

Basis of Presentation—OMNOVA Solutions develops, manufactures and markets decorative and building products, emulsion polymers and specialty chemicals for a variety of industrial, commercial and consumer markets. Prior to September 30, 1999, the OMNOVA Solutions businesses were operated as divisions of GenCorp Inc. (GenCorp). On October 1, 1999, GenCorp distributed as a dividend to its shareholders one share of OMNOVA Solutions common stock for each share of GenCorp common stock held of record as of  September 27, 1999 (the spin-off). As a result of the spin-off, OMNOVA Solutions became an independent, publicly held company and its operations ceased to be owned by GenCorp.

Pre Spin-Off Financial Information—Financial data included in the accompanying consolidated financial statements, for periods prior to the spin-off, was prepared on a combined basis; however, for financial statement reporting purposes, the financial statements for all periods presented are labeled as consolidated. They reflect an estimate of what the historical assets, liabilities and operations would have been if OMNOVA Solutions had been organized as a separate legal entity, owning certain net assets of GenCorp.

The final determination of the assets contributed to OMNOVA Solutions and the liabilities assumed by OMNOVA Solutions was made pursuant to the agreements entered into between GenCorp and OMNOVA Solutions in connection with the spin-off. As of the date of the spin-off, a net asset transfer of $511.0 million to OMNOVA Solutions was effected directly through the “Divisional Equity” account in the Consolidated Balance Sheet.

Prior to the spin-off, GenCorp provided certain general and administrative services to OMNOVA Solutions, which were allocated to the Company, based upon a formula that management of the Company believes was reasonable. This allocation was $9.5 million in 1999. Since the spin-off, the Company has been required to perform these general and administrative services using its own resources and has been responsible for the costs and expenses associated with the management of a public company. For the two month period ended  November 30, 1999, these costs were $3.7 million. The Company’s management estimates that the costs of such general and administrative expenses on a stand-alone basis would have been approximately $22.5 million in 1999.

Interest expense for the period prior to the spin-off was allocated to OMNOVA Solutions in the consolidated financial statements to reflect OMNOVA Solutions’ pro rata share of the financing structure of GenCorp. The allocation in the consolidated financial statements was based upon the percentage relationship between the average net assets employed in OMNOVA Solutions’ operations and GenCorp’s overall average net assets.

Post Spin-Off Financial Information—Financial data included in the accompanying consolidated financial statements, for periods subsequent to the spin-off, has been prepared on a basis that reflects the historical value of the assets, liabilities, and operations of the businesses that were contributed to OMNOVA Solutions by GenCorp in accordance with the distribution and employee benefits and compensation allocation agreements.

Note B—Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and controlled joint ventures. The Company uses the equity method of accounting for its two Asian joint ventures in which it holds a 50.1% ownership interest due to contractual limitations that grant participating rights to the minority partner. Prior to the spin-off, the consolidated financial statements included the accounts of the businesses that comprised the Company when it was a division of GenCorp as described in Note A.

Use of Estimates—The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition—Revenue from product sales is recognized when shipment to the customer has been made, which is when title passes. The Company estimates and records provisions for quantity rebates, sales returns, allowances and original warranties in the period the sale is recorded, based upon its experience.

Freight Costs—The Company reflects the cost of shipping its products to customers as cost of products sold. Customer reimbursements for freight are not significant.

Environmental Costs—The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. The Company recognizes amounts recoverable from insurance carriers when the collection of such amounts is probable.

Fair Value of Financial Instruments—The Company’s cash equivalents and debt bear interest at market rates and therefore their carrying values approximate their fair values.

Accounts Receivable Securitization—The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheets. Costs associated with the sale of receivables are included in other expense in the Consolidated Statements of Operations.

Inventories—Inventories are stated at the lower of cost or market, primarily using the last-in, first-out method (LIFO). Inventories are reviewed for obsolescence and reserves are provided as necessary. Factors that could affect inventory obsolescence are changes in design patterns, color and material preferences.

Warranties—The Company offers a warranty program for its roofing systems and has a corresponding warranty reserve. The reserve is reviewed semi-annually. The primary factor that could affect this reserve would be a change in the historical system performance rate.

Long-Lived Assets—Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally using the straight-line method. Depreciable lives on buildings and improvements and machinery and equipment range from 10 to 40 years and 3 to 20 years, respectively.

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired and is amortized on a straight-line basis over periods ranging from 30 to 40 years. Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at their estimated fair value. Identifiable intangible assets are amortized over their estimated useful lives using the straight-line method over periods ranging from 4 to 40 years. Accumulated amortization of goodwill and identifiable intangible assets at November 30, 2001 and 2000 was $28.5 million and $19.9 million, respectively.

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

Foreign Currency Translation—The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at the weighted average exchange rates prevailing during the year. The resulting translation gains and losses on assets and liabilities are charged or credited directly to shareholders’ equity, and are not included in net income until realized through sale or liquidation of the investment.

Income Taxes—Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes.

Reclassifications—Certain reclassifications have been made to conform prior year’s data to the current presentation.

Note C—Unusual and Nonrecurring Items

In 2001, the Company recognized an expense for unusual and nonrecurring items of $17.7 million, which related primarily to a restructuring plan of $16.5 million and $2.2 million for anticipated legal settlements offset by a reversal of $1.0 million for an unused severance reserve associated with a prior restructuring of one of the Company’s businesses.

As a result of the restructuring plan implemented in the second quarter of 2001, a nonrecurring charge of $16.5 million ($9.9 million net of tax, or $0.25 per diluted share) was recorded. The charge primarily related to the closure of the Company’s Greensboro, North Carolina facility (Performance Chemicals segment) and workforce reductions. The implementation of these actions resulted in the reduction of approximately 90 employees in the Performance Chemicals segment and Corporate Headquarters. The $16.5 million nonrecurring charge consisted of $1.2 million for inventory write-downs included in cost of products sold, $8.5 million in fixed asset write-downs and $2.0 million of shut down costs related to the Greensboro facility, and $4.8 million for severance and additional pension expense related to workforce reductions in the Performance Chemicals segment and Corporate Headquarters. As of November 30, 2001, $3.4 million of severance benefits and $0.8 million of shut down costs had been utilized, and the Company had remaining reserves of approximately $1.4 million for severance and $1.2 million for shut down costs. The restructuring is expected to be substantially complete by the end of fiscal 2002. In addition, the Company recorded $2.2 million primarily for anticipated legal settlements of which a reserve of $1.7 million remains.

In 2000, the Company recognized unusual expense of $3.8 million. Unusual items included charges related to Corporate Headquarters of $4.1 million offset by unusual income of $0.3 million relating to Decorative & Building Products. Corporate Headquarters’ unusual expense of $4.1 million related primarily to a one-time charge of $3.9 million for the early retirement benefits for the Company’s former Chief Executive Officer in accordance with his 1993 employment contract. Decorative & Building Products’ unusual income of $0.3 million included a restructuring charge of $0.9 million to better align Decorative & Building Products’ overall cost structure and organization with planned revenue levels primarily related to salaried workforce reductions. As of November 30, 2001, the reserve had been fully utilized. The charge was offset by a reversal of $1.2 million primarily for unused severance reserves associated with prior restructuring activities.

In 1999, the Company recognized unusual income of $1.1 million. Unusual items included charges related to Decorative & Building Products of $3.9 million and Performance Chemicals of $0.5 million, offset by unusual income of $5.5 million related primarily to the gain recognized on the sale of the corporate jet. Decorative & Building Products’ unusual expense of $3.9 million included charges of $1.1 million primarily associated with the write-off of obsolete equipment and other assets and charges of $2.8 million related to the realignment of its Wallcovering distribution network. As of November 30, 2001, $2.5 million of the $2.8 million reserve had been utilized and the remaining amount is expected to be utilized in the first half of fiscal 2002. Performance Chemicals’ unusual expense in 1999 related to the anticipated settlement of a claim with one of the Company’s vendors. As of November 30, 2000, the reserve had been fully utilized.

Note D—New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amended Statements No. 137 and 138 were adopted in fiscal 2001. The adoption did not have a significant effect on earnings or the financial position of the Company.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this standard for business combinations initiated after June 30, 2001.

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangibles Assets.” Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually. This statement is effective for fiscal years beginning after December 15, 2001. The Company plans to early adopt this standard in 2002. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle. The Company is currently in the initial phase of the transitional impairment test and believes that an impairment charge is possible, but an estimation of the charge is not determinable at this time. Subsequent impairment losses, if any, to initial adoption, will be reflected in operating income in the income statement.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years beginning after June 15, 2002. The Company is assessing whether this statement will have a significant impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard is effective for fiscal years beginning after December 15, 2001. The Company is assessing whether this statement will have a significant impact on its financial statements.

Note E—Acquisitions and Joint Ventures

On April 24, 2001, the Company entered into an agreement to acquire certain product lines and assets of Decorative Surfaces International, Inc. (DSI). During the second half of 2001, the Company completed the acquisition of certain inventory and production equipment for consideration of $6.3 million in interest bearing promissory notes. The Company expects to complete the acquisition of certain additional assets during the first half of 2002. The acquisition expanded the Company’s wallcovering, decorative laminates and industrial films product lines. The Company anticipates that the final purchase price will be between $6.3 million and $10.3 million. The purchase price agreement includes additional contingent payments up to $2.0 million, based on meeting certain revenue and earn-out thresholds. The acquisition has been accounted for using the purchase method and has been incorporated in OMNOVA Solutions’ results of operations since May 2001.

On July 31, 2000, OMNOVA Solutions formed a joint venture with Brewster Wallpaper Corp. The new company, Muraspec N.A., LLC, will serve as a national distributor for two of the Company’s wallcovering brands and a diverse offering of other decorative and functional wall surfacing manufactured by others. The Company contributed $0.1 million, certain distribution rights and other assets, for its 50.1% ownership in the joint venture and consolidated the joint venture’s results of operations from the date of formation.

On May 1, 2000, the Company entered into an agreement to acquire the specialty/textile coatings business of High Point Textile Auxiliaries, LLC for $0.9 million. The acquisition was accounted for using the purchase method and was included in the results of operations of the Company from the date of acquisition. On May 30, 2001, in accordance with the asset purchase agreement, the Company made a contingent payment of $0.5 million. The purchase agreement includes additional contingent payments of $1.0 million, if certain production and sales levels are attained by April 30, 2002. The purchase price allocation resulted in intangible assets of $1.4 million which are being amortized over a period of 4 to 15 years.

On March 16, 2000, the Company formed a joint venture with an affiliate of the Thailand-based Charoen Pokphand Group. On June 27, 2000, the joint venture acquired a Shanghai, China-based coated fabrics business to provide products primarily in the Asia-Pacific regions as well as expanded product lines for Europe. The Company’s investment in the joint venture was $5.0 million. The Company accounts for the joint venture using the equity method, even though its ownership interest is 50.1%, due to various limitations contained in the joint venture agreement.

On August 4, 1999, the Company formed a joint venture with an affiliate of the Thailand-based Charoen Pokphand Group. The joint venture acquired a Rayong, Thailand-based decorative film and coated fabrics business to serve the Asia-Pacific region and provide expanded product lines to Europe and North America. The Company’s initial investment in the joint venture was $2.6 million. On June 15, 2000, the Company made an additional investment of $7.9 million. The Company accounts for the joint venture using the equity method, even though its ownership interest is 50.1%, due to various limitations contained in the joint venture agreement.

On April 27, 1999, the Company acquired the global polymer floor care business of Morton International Inc. for $7.6 million. The purchase price allocation resulted in goodwill and other intangible assets of $6.9 million, which are being amortized over a period of 11 to 40 years.

On December 2, 1998, the Company acquired the U.S. acrylics latex business of PolymerLatex, located in Fitchburg, Massachusetts, for $8.8 million, consisting of cash of $3.3 million and a note payable of $5.5 million that was paid December 1, 1999. The purchase price allocation resulted in goodwill and other intangible assets of $2.3 million, which are being amortized over periods ranging from 10 to 40 years.

Note F—Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

	Years Ended November 30,
	2001	2000	1999
	(Dollars in millions)
Numerator
Numerator for basic and diluted earnings per share – (loss) income available to common shareholders	$(6.7)	$4.4	$34.4

Denominator
Denominator for basic earnings per share –	(Shares in thousands)
weighted average shares outstanding	39,586	40,141	41,733
Effect of dilutive securities:
Employee stock options	—	40	445

Denominator for diluted earnings per share –
adjusted weighted average shares and assumed conversions	39,586	40,181	42,178

Earnings (Loss) Per Share of Common Stock
Basic (loss) earnings per share	$(.17)	$.11	$.82

Diluted (loss) earnings per share	$(.17)	$.11	$.82

Note G—Research and Development Expense

Research and development (R&D) expenses were $8.3 million in 2001, $8.9 million in 2000 and $10.3 million in 1999. R&D expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes.

Note H—Income Taxes

	Years Ended November 30,
	2001	2000	1999
	(Dollars in millions)
Income Tax (Benefit) Provision
Current
U.S. federal	$—	$2.2	$21.1
State and local	(1.6)	(1.4)	4.1
Foreign	.2	2.4	1.6

	(1.4)	3.2	26.8
Deferred
U.S. federal	(4.0)	.1	(2.1)
State and local	1.2	1.0	(.6)
Foreign	—	(1.4)	—

	(2.8)	(.3)	(2.7)

Income Tax (Benefit) Provision	$(4.2)	$2.9	$24.1

Effective Income Tax Rate
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit
and valuation allowance	3.6	(1.0)	4.9
Other, net	(.1)	6.0	1.3

Effective Income Tax Rate	38.5%	40.0%	41.2%

Deferred Taxes	November 30,
	2001		2000
	Assets	Liabilities	Assets	Liabilities
	(Dollars in millions)
Accrued estimated costs	$ 5.4	$ —	$ 9.8	$ —
Depreciation	—	26.0	—	24.8
Pension	—	21.1	—	19.4
NOLs and other carryforwards	20.4	—	9.4	—
Valuation allowance – state and local NOL carryforwards	(4.7)	—	(2.3)	—
Other	1.0	—	1.0	—
Postretirement employee benefits	23.4	—	21.9	—

Deferred Taxes	$45.5	$47.1	$39.8	$44.2

As of November 30, 2001, the Company had approximately $50.5 million federal net operating losses (NOLs) and $133.0 million state and local NOLs with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOLs expire in the years 2020 and 2021. Pretax (loss) income of foreign subsidiaries was $(0.3) million, $0.5 million and $4.0 million in 2001, 2000 and 1999, respectively. Cash paid during the year for income taxes was $1.6 million and $2.6 million in 2001 and 2000, respectively. Taxes paid during the 2 month period following the spin-off were not significant.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note I—Accounts Receivable

The Company’s accounts receivable are generally unsecured and are not backed by collateral from its customers. No one customer represented more than 10 percent of the Company’s net trade receivables. The allowance for doubtful accounts was $3.1 million and $2.2 million at November 30, 2001 and 2000, respectively. Write-offs of uncollectible accounts receivable totaled $1.2 million in fiscal 2001, $2.5 million during fiscal 2000 and $0.3 million during fiscal 1999. The provision for bad debts totaled $2.1 million in fiscal 2001, $1.2 million in fiscal 2000 and $0.2 million in fiscal 1999.

The Company maintains a receivable backed commercial paper program with a major U.S. financial institution. The program is a receivables securitization transaction among OMNOVA Receivables Corporation, as Seller, OMNOVA Solutions Inc., as Originator and Servicer, Bank One, NA, as the Financial Institution and Agent, and Falcon Asset Securitization Corporation, a special purpose entity administered by Bank One, NA. Under the program, the Company may sell up to $60.0 million of trade receivables through the wholly-owned subsidiary, OMNOVA Receivables Corp., a qualifying special-purpose entity (SPE). At November 30, 2001, the program was fully utilized. At November 30, 2000, the Company was eligible to sell $75.0 million of receivables, of which $73.9 million was utilized under the program. The allowance for doubtful accounts has been retained on the Company’s Consolidated Balance Sheets. The sale was reflected as reductions of trade accounts receivable and the related recurring costs of the program were recorded as other expense in the Consolidated Statements of Operations and totaled $3.2 million and $3.0 million for 2001 and 2000, respectively. The proceeds from the sale were used to reduce borrowings under committed lines of credit. The Company retains the servicing responsibilities for the receivables. This program is accounted for as a sale of receivables under the provisions of SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

Note J—Inventories
	November 30,
	2001	2000
	(Dollars in millions)
Raw materials and supplies	$22.2	$22.0
Work-in-process	2.9	4.6
Finished products	61.1	66.4

Approximate replacement cost of inventories	86.2	93.0
LIFO reserve	(18.1)	(25.0)
Other reserves	(11.4)	(8.7)

Inventories	$56.7	$59.3

Inventories using the LIFO method represented approximately 75 percent and 76 percent of the total replacement cost of inventories at November 30, 2001 and 2000, respectively. During 2001, LIFO inventory quantities were reduced resulting in a partial liquidation of LIFO bases in Decorative & Building Products, the effect of which increased segment operating profit by $1.2 million. The net loss in 2001 was favorably impacted by $0.7 million. During 2000, LIFO inventory quantities were reduced as well, which increased segment operating profit of Decorative & Building Products and Performance Chemicals by $4.3 million and $1.1 million, respectively. Net income was favorably impacted by $3.2 million in 2000.

Note K—Property, Plant and Equipment, Net
	November 30,
	2001	2000
	(Dollars in millions)
Land	$8.7	$9.4
Building and improvements	88.2	91.5
Machinery and equipment	336.8	315.7
Construction in progress	4.6	17.8

	438.3	434.4
Accumulated depreciation	(231.1)	(214.7)

Property, Plant and Equipment, Net	$207.2	$219.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Employee Benefit Plans

Postretirement Benefits—Pensions

Pension Plans—The Company has a number of defined benefit pension plans which cover substantially all salaried and hourly employees. Normal retirement age is generally 65, but certain plan provisions allow for earlier retirement. The Company’s funding policy is consistent with the funding requirements of federal law. The pension plans provide for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees.

Plan assets consist principally of common stocks and U.S. government and corporate obligations. Contributions to these plans were neither required nor made in 2001 because the Company’s plans are adequately funded, using assumed returns.

The Company’s net pension income was $7.4 million in 2001 and $3.3 million in 2000. In addition, in fiscal 2001, the Company incurred $1.4 million of pension expense related to the workforce reduction program which was recorded as an unusual and nonrecurring item. The Company’s net pension expense in 1999 was $6.1 million consisting of $0.5 million of net pension income incurred subsequent to the spin-off and $6.6 million of cost allocations from GenCorp.

The projected benefit obligation and accumulated benefit obligation for the pension plan that had accumulated benefit obligations in excess of plan assets were $1.9 million and $1.5 million, respectively as of November 30, 2001 and $2.4 million and $1.7 million, respectively as of November 30, 2000.

Health Care Plans—OMNOVA Solutions provides retiree medical plans for certain active and retired employees. The accumulated postretirement benefit obligation includes the impact of the cost-sharing program announced to employees and retirees on October 4, 1993 prior to the spin-off of OMNOVA Solutions Inc. from GenCorp. The program generally provides for cost sharing in the form of retiree contributions, deductibles and coinsurance between the Company and its retirees, and established limits on the amount the Company pays annually to provide future retiree medical coverage. These postretirement benefits are unfunded and are accrued by the date the employee becomes eligible for the benefits. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments.

The Company’s postretirement benefit costs were $3.7 million in 2001 and 2000 and $3.3 million in 1999 which consisted of $0.6 million of postretirement benefit costs incurred subsequent to the spin-off and $2.7 million of cost allocations from GenCorp.

Because OMNOVA’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2001 and would have no effect on the aggregate of the service and interest components of net periodic cost.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Employee Benefit Plans (continued)
	Pension		Health Care
	2001	2000	2001	2000
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$138.6	$140.6	$48.8	$51.4
Service cost	4.2	4.9	.6	.7
Interest cost	10.0	9.7	3.5	3.4
Amendments	4.7	.7	.2	—
Actuarial (gain) loss	6.1	(10.6)	2.3	(2.5)
Benefits paid net of retiree contributions	(9.8)	(6.7)	(4.0)	(4.2)

Benefit Obligation at End of Year	$153.8	$138.6	$51.4	$48.8

Change in Plan Assets
Fair value of plan assets at beginning of year	$236.5	$219.9	$—	$—
Actual return on assets	(26.2)	23.3	—	—
Employer contributions	—	—	4.0	4.2
Benefits paid net of retiree contributions	(9.8)	(6.7)	(4.0)	(4.2)

Fair Value of Plan Assets at End of Year	$200.5	$236.5	$—	$—

Funded Status	$46.7	$97.9	$(51.4)	$(48.8)
Unrecognized actuarial (gain) loss	(2.5)	(56.2)	(2.3)	(4.4)
Unrecognized prior service cost (benefit)	11.3	7.2	(2.1)	(2.6)
Unrecognized transition amount	(2.0)	(3.0)	—	—
Minimum funding liability	(.6)	—	—	—

Net Amount Recognized at August 31	52.9	45.9	(55.8)	(55.8)
Benefits paid September 1 to November 30	—	—	1.3	1.3
Reimbursement of employer contributions for retiree health care	(3.8)	—	—	—

Net Amount Recognized at November 30, Asset (Liability)	$49.1	$45.9	$(54.5)	$(54.5)

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$49.1	$45.9	$—	$—
Accrued benefit liability	—	—	(54.5)	(54.5)
Intangible assets	.6	—	—	—
Other shareholders’ equity	—	—	—	—
Minimum funding liability	(.6)	—	—	—

Net Amount Recognized	$49.1	$45.9	$(54.5)	$(54.5)

	Pension			Health Care
	2001	2000	1999	2001	2000	1999
	(Dollars in millions)
Net Periodic Benefit (Income) Cost
Service costs for benefits earned	$4.2	$4.9	$.8	$.6	$.7	$.1
Interest costs on benefit obligation	10.0	9.7	1.6	3.5	3.4	.6
Amortization of unrecognized prior service costs	(1.8)	(.4)	(.1)	(.4)	(.4)	(.1)
Assumed return on plan assets	(19.8)	(17.5)	(2.8)	—	—	—

Total	$(7.4)	$(3.3)	$(.5)	$3.7	$3.7	$.6

Amount Allocated From GenCorp	$—	$—	$6.6	$—	$—	$2.7

	Pension			Health Care
	2001	2000	1999	2001	2000	1999
Weighted Average Assumption
Discount rate	7.25%	7.5%	7.0%	7.25%	7.5%	7.0%
Current trend rate for health care costs	N/A	N/A	N/A	10.0%	8.0%	9.0%
Ultimate trend rate for health care costs	N/A	N/A	N/A	5.0%	6.0%	6.0%
Year reached	N/A	N/A	N/A	2006	2002	2002
Measurement date	8/31	8/31	8/31	8/31	8/31	8/31
Assumed long-term rate of return on plan assets	9.0%	8.75%	8.75%	N/A	N/A	N/A
Annual rates of salary increase	4.0%	4.5%	4.5%	N/A	N/A	N/A

On October 12, 2000, a group of hourly retirees filed a class action seeking, among other things, reinstatement of certain retiree medical benefits under the GenCorp Hourly Retiree Medical Plan. The OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan) was established at the time of the spin-off and is identical to the GenCorp Hourly Retiree Medical Plan which was modified in 1994 to provide for contributions by retirees after Plan costs exceed certain levels. The plaintiffs challenged the establishment of the OMNOVA Plan and seek, among other things, modification of the OMNOVA Plan to eliminate participant contributions or to reinstate pre-1994 benefit terms. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed not to support such litigation. OMNOVA believes that it has meritorious defenses and intends to vigorously defend these claims. If OMNOVA does not prevail in this case, it is currently anticipated that OMNOVA’s liability for retiree health care would increase approximately $52.0 million from $54.0 million to $106.0 million and retiree medical expense would increase approximately $10.0 million from $3.9 million to $13.9 million annually.

The Company sponsors a defined contribution pension plan. Participation in this plan was available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan were based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the employees’ union contract. The cost of this plan for the Company was approximately $2.7 million in 2001, $3.0 million in 2000 and $2.2 million in 1999. Until November 30, 2000, the Company participated in multiple employer defined contribution pension plans sponsored jointly by GenCorp and OMNOVA Solutions. On December 1, 2000, the multiple employer plans were divided into separate plans for GenCorp and OMNOVA Solutions.

Note M—Long-Term Debt and Credit Lines

On April 12, 2001, the Company entered into an amended, secured $240 million revolving credit facility (Facility) which expires in September 2004. The Facility is collateralized by substantially all of the Company’s assets. The Company pays a variable commitment fee, which is currently one half of one percent, on the unused balance. At November 30, 2001, the unused and available balance under the Facility was $83.0 million. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 5.2 percent at November 30, 2001. The Facility contains a provision that allows for a swing line of credit for up to $10 million for daily funding requirements, which was utilized for $3.5 million at November 30, 2001. The interest rate on the swing line of credit is variable, primarily based on the prime interest rate, and was 6.0 percent at November 30, 2001. The Company also had outstanding letters of credit totaling $4.0 million at November 30, 2001.

The Facility contains various debt, dividend and investment restrictions and provisions. The Company was required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 3.75 to 1.00, for the quarter ended

November 30, 2001. The ratio declines to 3.25 to 1.00 for the quarter ending November 30, 2002. The Company was required to maintain a consolidated interest coverage ratio (EBITDA/Interest) of at least 2.25 to 1.00 for the quarter ended November 30, 2001. The ratio increases to 3.50 to 1.00 for the quarter ending November 30, 2002. The Company is also required to maintain a minimum net worth of $260 million. The Company was in compliance with its covenants at November 30, 2001.

Interest paid during the year was $13.2 million and $15.7 million for 2001 and 2000, respectively. In 1999, interest paid was $1.8 million during the period following the spin-off.

Note N—Lease Commitments

The Company leases certain facilities, machinery and equipment and office buildings under long-term, noncancelable operating leases. The leases generally provide for renewal options ranging from 5 to 10 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $8.5 million in 2001, $7.0 million in 2000 and $6.0 million in 1999. Future minimum commitments at November 30, 2001 for existing operating leases were $19.3 million with annual amounts declining from $4.8 million in 2002 to $1.3 million in 2006. The Company’s obligation for leases after 2006 is $4.5 million.

Note O—Contingencies

The Company is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of the Company, other than the matter discussed in Note L as to which the Company believes it has meritorious defenses. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Note P—Stock-Based Compensation Plans

OMNOVA Solutions’ 1999 Equity and Performance Incentive Plan (the 1999 Plan) permits the Company to grant to officers, key employees and nonemployee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The 1999 Plan authorizes up to 2.4 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the 1999 Plan have been granted at prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of November 30, 2001, approximately 0.5 million shares of Company common stock remained available for grants under the 1999 Plan.

Stock options granted under the GenCorp 1993 and 1997 Stock Option Plans (GenCorp Options) to OMNOVA Solutions employees and GenCorp employees prior to the spin-off were partially converted into OMNOVA Solutions options and partially into GenCorp options with adjustments to preserve their value. The OMNOVA Solutions options, which were issued pursuant to the conversion process, were granted under the OMNOVA Solutions Inc. Option Adjustment Plan (the Adjustment Plan). The Adjustment Plan authorized up to 4.0 million shares of Company common stock solely for the purpose of accomplishing the conversion described above. Shares used may be either newly issued shares or treasury shares or both. No further options may be granted under the Adjustment Plan.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

If compensation cost for the stock options granted in 2001 and 2000 had been determined based on the fair value method of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and diluted earnings per share would have been reduced by $0.8 million ($.02 per share) and $0.4 million ($.01 per share) in 2001 and 2000, respectively. The pro forma effect on net income for 2001 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 2000. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.0 percent for 2001 (6.9 percent for 2000); dividend yield of 1.0 percent for 2001 (4.1 percent for 2000); volatility factor of the expected market price of the Company’s common stock of 49 percent for 2001 (48 percent for 2000); and a weighted average expected life of the option of 6.5 years for 2001 (6.9 years for 2000).

A summary of the Company’s stock option activity, and related information for the years ended November 30, 2001, November 30, 2000 and November 30, 1999 is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	4,590,939	$8.51	4,080,748	$8.92	—	—
Outstanding at October 1, 1999	—	—	—	—	4,033,748	$8.92
Granted	1,135,850	$6.05	1,093,480	$7.34	50,000	$7.00
Forfeited	(403,660)	$8.40	(574,789)	$9.08	—	—
Exercised	(18,175)	$5.58	(8,500)	$5.31	(3,000)	$6.67

Outstanding at end of year	5,304,954	$8.00	4,590,939	$8.51	4,080,748	$8.92

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2001 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
Range Of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$5.00 — $5.99	1,193,934	$5.43	5.5	864,709	$5.52
$6.00 — $6.99	850,229	$6.53	8.2	337,024	$6.54
$7.00 — $7.99	1,213,955	$7.58	6.4	840,445	$7.62
$8.00 — $8.99	1,337,870	$8.65	6.5	1,160,727	$8.69
$9.00 — $14.37	708,966	$13.55	6.3	696,185	$13.60

Total	5,304,954	$8.00	6.5	3,899,090	$8.45

There were 3,246,666 stock options exercisable at November 30, 2000.

Note Q—Common Stock

At November 30, 2001, approximately 5.8 million shares of $.10 par value common stock were reserved for future issuance upon exercise of options and for payments of awards under stock-based compensation plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information

The Company operates two business segments, Decorative & Building Products and Performance Chemicals. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surface products including commercial wallcovering, coated fabrics, printed and surface laminates, industrial films, transfer printed products and commercial roofing. These products are used in numerous applications including building refurbishment, new construction, furniture, transportation, cabinets, home furnishings and apparel. The Performance Chemicals segment manufactures a broad line of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textiles and nonwovens, construction, floor care and various other specialty chemical applications.

Segment operating profit represents net sales less applicable costs, expenses and provisions for unusual and nonrecurring items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual and nonrecurring items, interest expense and income taxes. No one customer accounted for 10 percent or more of consolidated sales.
	2001	2000	1999
BUSINESS SEGMENT INFORMATION	(Dollars in millions)
Net Sales
Decorative & Building Products	$416.1	$429.8	$443.5
Performance Chemicals	320.9	343.5	323.9

	$737.0	$773.3	$767.4

Income
Decorative & Building Products	$11.9	$37.0	$51.4
Performance Chemicals	17.2	2.1	31.6
Unusual and nonrecurring items	(13.7)	(.3)	(4.4)

Segment Operating Profit	15.4	38.8	78.6
Interest expense	(14.0)	(14.7)	(18.6)
Corporate other income (expense), net	(6.0)	(6.7)	(.9)
Corporate expenses	(2.2)	(6.0)	(3.9)
Unusual and nonrecurring items	(4.0)	(3.5)	5.5
Spin-off related costs	(.1)	(.6)	(2.2)

(Loss) Income Before Income Taxes	$(10.9)	$7.3	$58.5

Total Assets
Decorative & Building Products	$303.9	$302.4	$323.1
Performance Chemicals	258.9	266.1	319.2
Corporate	76.3	79.0	80.2

	$639.1	$647.5	$722.5

Capital Expenditures
Decorative & Building Products	$14.0	$22.0	$20.7
Performance Chemicals	5.5	13.0	14.0
Corporate	—	.3	.3

	$19.5	$35.3	$35.0

Depreciation and Amortization
Decorative & Building Products	$16.9	$15.8	$15.6
Performance Chemicals	16.5	16.5	14.8
Corporate	.9	1.0	.3

	$34.3	$33.3	$30.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (continued)

The Company’s operations are located primarily in the United States and Europe. Inter–area sales are not significant to the total sales of any geographic area.

GEOGRAPHIC INFORMATION	2001	2000	1999
	(Dollars in millions)
Net Sales
United States	$643.8	$672.3	$654.3
United States export sales	31.8	35.5	44.4
Europe	61.1	65.0	68.7
Asia	.3	.5	—

	$737.0	$773.3	$767.4

Segment Operating Profit
United States	$11.5	$34.4	$71.4
Europe	2.7	3.7	7.2
Asia	1.2	.7	—

	$15.4	$38.8	$78.6

Total Assets
United States	$499.8	$495.0	$583.4
Europe	121.6	135.4	139.1
Asia	17.7	17.1	—

	$639.1	$647.5	$722.5

Long-Lived Assets
United States	$338.1	$353.2	$348.5
Europe	89.8	93.6	100.3
Asia	1.1	1.2	—

	$429.0	$448.0	$448.8

Unconsolidated Asian Joint Ventures
Net sales	$50.6	$44.1	$13.8
Net income	$2.1	$1.1	$.4
Total assets	$54.6	$51.7	$13.7
Total liabilities	$23.5	$22.4	$8.2

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

2001		Three months ended
		February 28,	May 31,	August 31,	November 30,
		(Dollars in millions, except per-share amounts)
Net sales		$165.1	$190.2	$199.9	$181.8
Segment operating profit (loss)		$.2	$(8.0)	$10.2	$13.0
Income (loss) before income taxes		$(5.8)	$(18.0)	$4.3	$8.6
Net Income (Loss)		$(3.5)	$(10.8)	$2.6	$5.0
Earnings (loss) per share of common stock(1)
Basic		$(.09)	$(.27)	$.06	$.13
Diluted		$(.09)	$(.27)	$.06	$.13
Common stock price range per share	— high	$7.14	$7.13	$7.44	$6.95
	— low	$4.99	$5.40	$5.68	$5.37

2000		Three months ended
		February 29,	May 31,	August 31,	November 30,
		(Dollars in millions, except per-share amounts)
Net sales		$182.2	$198.5	$200.1	$192.5
Segment operating profit		$8.7	$12.6	$8.6	$8.9
Income (loss) before income taxes		$2.0	$5.3	$.8	$(.8)
Net Income (Loss)		$1.2	$3.2	$.5	$(.5)
Earnings (loss) per share of common stock(1)
Basic		$.03	$.08	$.01	$(.01)
Diluted		$.03	$.08	$.01	$(.01)
Common stock price range per share	— high	$7.94	$7.50	$7.19	$6.63
	— low	$5.81	$5.06	$4.38	$4.88
(1)	The sum of the quarterly EPS amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Capital Stock

The Company’s common stock is listed on the New York Stock Exchange. At November 30, 2001 and December 31, 2001, there were approximately 10,500 holders of record of the Company’s common stock.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2002 Annual Meeting of Shareholders is set forth on page 4 of the Company’s 2002 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2002 Annual Meeting of Shareholders is set forth on pages 5 through 7 of the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Also, see Executive Officers of the Registrant on pages 8 and 9 of this report.

Item 11.     Executive Compensation

Information regarding executive compensation is set forth on pages 9 and 10 and 13 through 21 of the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Information regarding the security ownership of certain beneficial owners and management is set forth on pages 11 and 12 of the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

Information regarding certain transactions and employment arrangements with management is set forth on pages 16 and 17 of the Company’s 2002 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(2)    Consolidated Financial Statement Schedules:

All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3)    Exhibits

EXHIBIT INDEX

Exhibit	Description
ACQUISITION AGREEMENTS
2.1*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).
CHARTER DOCUMENTS
3.2**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.
3.4**	Amended and Restated Code of Regulations of OMNOVA Solutions.
INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1
Amended and Restated Credit Agreement dated April 12, 2001, by and among OMNOVA Solutions Inc., Bank of America, N.A. as Agent and Lender and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 (File No. 1-15147)).

MATERIAL CONTRACTS
10.3†
Employment Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).

10.5†
Amended and Restated Severance Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).

10.6**†	Form of Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above).
10.7**†	OMNOVA Solutions 1999 Equity and Performance Incentive Plan.
10.8**†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.
10.9**†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.
10.10**†	OMNOVA Solutions Executive Incentive Compensation Plan.
10.11**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.
10.12**†	OMNOVA Solutions Deferred Bonus Plan.
10.15*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.
10.16*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.
10.17*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.
10.18*	Services and Support Agreement between OMNOVA Solutions and GenCorp.
10.19**	Form of Director and Officer Indemnification Agreement.
10.20**	Form of Director Indemnification Agreement.
10.21**	Form of Officer Indemnification Agreement.
SUBSIDIARIES OF THE REGISTRANT
21.1	Listing of Subsidiaries.
CONSENTS OF EXPERTS
23.1	Consent of Ernst & Young LLP.

Exhibit	Description
POWER OF ATTORNEY
24.1	Powers of Attorney executed by E. P. Campbell, C. A. Corry, D. A. Daberko, B. G. Gower, D. E. McGarry, S. W. Percy and R. B. Pipes, Directors of the Company.

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

(b)    Reports on Form 8-K

OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended November 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNOVA SOLUTIONS INC.

February 6, 2002

By	/s/ J. C. LEMAY
J. C. LeMay
Senior Vice President,
Business Development;
General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ K. M. MCMULLEN K. M. McMullen	Chairman, Chief Executive Officer and President	February 6, 2002

/s/ M. E. HICKS M. E. Hicks	Senior Vice President and Chief Financial Officer; Treasurer	February 6, 2002

* E. P. Campbell	Director	February 6, 2002

* C. A. Corry	Director	February 6, 2002

* D. A. Daberko	Director	February 6, 2002

* B. G. Gower	Director	February 6, 2002

* D. E. McGarry	Director	February 6, 2002

* S. W. Percy	Director	February 6, 2002

* R. B. Pipes	Director	February 6, 2002

*Signed	by the undersigned as attorney-in-fact
and agent for the Directors indicated.

/s/ K. C. SYRVALIN K. C. Syrvalin	February 6, 2002