Form 10-Q
period 2002-02-28
OMNOVA SOLUTIONS INC
filed 2002-04-05
CIK 1090061

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2002           Commission File Number 1-15147
                      -----------------                                  -------

                             OMNOVA Solutions Inc.
                             ---------------------
            (Exact name of registrant as specified in its charter)

                    Ohio                             34-1897652
                    ----                             ----------
          (State of Incorporation)      (I.R.S. Employer Identification No.)

             175 Ghent Road        Fairlawn, Ohio        44333-3300
             ------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code (330) 869-4200
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO___
                                       -----

At February 28, 2002, there were 39,596,967 outstanding shares of OMNOVA Solutions' Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Table of Contents

Part I.  Financial Information                                          Page No.
                                                                        --------
     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Statements of Operations -
              Three Months Ended February 28, 2002 and 2001                -3-

              Condensed Consolidated Balance Sheets -
              February 28, 2002 and November 30, 2001                      -4-

              Condensed Consolidated Statements of Cash Flows -
              Three Months Ended February 28, 2002 and 2001                -5-

              Notes to the Unaudited Condensed Consolidated
              Financial Statements as of February 28, 2002                 -6-

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         -13-

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk   -16-

Part II. Other Information

     Item 1.  Legal Proceedings                                           -17-

     Item 4.  Submission of Matters to a Vote of Security Holders         -17-

     Item 6.  Exhibits and Reports on Form 8-K                            -17-

Signatures                                                                -18-

Part I. Financial Information

Item 1. Financial Statements
----------------------------

                             OMNOVA SOLUTIONS INC.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                                        Three Months Ended
                                                                                            February 28,
                                                                            -------------------------------------------
                                                                                  2002                       2001
                                                                            ---------------             ---------------
                                                                            (Dollars in millions, except per-share data)
Net Sales                                                                   $     156.3                 $     165.1

Costs and Expenses
Cost of products sold                                                             110.7                       125.4
Selling, general and administrative                                                34.6                        33.4
Depreciation and amortization                                                       7.2                         8.9
Interest expense                                                                    2.3                         3.4
Other (income) expense, net                                                          .7                          .8
Unusual and nonrecurring items                                                       --                        (1.0)
                                                                            -----------                 -----------
                                                                                  155.5                       170.9
                                                                            -----------                 -----------
Income (Loss) Before Income Taxes                                                    .8                        (5.8)
Income tax provision (benefit)                                                       .3                        (2.3)
                                                                            -----------                 -----------
Income (Loss) Before Cumulative Effect of Accounting Change                 $        .5                 $      (3.5)
Cumulative Effect of Accounting Change                                           (142.5)                         --
                                                                            -----------                 -----------
Net Loss                                                                    $    (142.0)                $      (3.5)
                                                                            ===========                 ===========

Earnings (Loss) Per Share of Common Stock
Basic and diluted before cumulative effect of accounting change             $       .01                 $      (.09)
Cumulative effect of accounting change                                            (3.60)                         --
                                                                            -----------                 -----------
Basic and Diluted Loss Per Share                                            $     (3.59)                $      (.09)
                                                                            ===========                 ===========
Average Shares Outstanding (in millions)
   Basic and Diluted                                                               39.6                        39.6
Cash dividends paid per share of common stock                               $        --                 $       .05

See notes to the unaudited interim condensed consolidated financial statements.

                              OMNOVA SOLUTIONS INC.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                         February 28,            November 30,
                                                                                            2002                     2001
                                                                                       ----------------       ------------------
ASSETS:                                                                                         (Dollars in millions)
Current Assets
Cash and cash equivalents                                                                    $       6.4            $       8.5
Accounts receivable, net                                                                            47.4                   51.9
Inventories                                                                                         52.2                   56.7
Deferred income taxes, net                                                                          12.5                   12.8
Prepaid expenses and other                                                                           4.5                    4.9
                                                                                             -----------            -----------
     Total Current Assets                                                                          123.0                  134.8

Property, plant and equipment, net                                                                 204.3                  208.9
Goodwill, net                                                                                       38.3                  142.7
Patents and other intangible assets, net                                                            38.0                   76.9
Prepaid pension                                                                                     51.2                   49.6
Other assets                                                                                        26.8                   26.2
                                                                                             -----------            -----------
     Total Assets                                                                            $     481.6            $     639.1
                                                                                             ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities
Notes payable                                                                                $       5.4            $       3.5
Accounts payable                                                                                    71.7                   92.2
Accrued payroll and personal property taxes                                                         15.2                   15.2
Other current liabilities                                                                           17.7                   15.1
                                                                                             -----------            -----------
     Total Current Liabilities                                                                     110.0                  126.0

Long-term debt                                                                                     162.6                  157.8
Postretirement benefits other than pensions                                                         50.5                   50.5
Deferred income taxes                                                                               11.1                   14.4
Other liabilities                                                                                   12.9                   12.3

Shareholders' Equity
Preference stock - $1.00 par value; 15 million shares authorized;
    none outstanding                                                                                  --                     --
Common stock - $0.10 par value; 135 million shares authorized;
    41.8 million shares outstanding                                                                  4.2                    4.2
Additional contributed capital                                                                     308.7                  308.7
Retained deficit                                                                                  (154.5)                 (12.5)
Accumulated other comprehensive loss                                                                (9.8)                  (8.2)
Treasury stock at cost; 2.2 million shares                                                         (14.1)                 (14.1)
                                                                                             -----------            -----------
     Total Shareholders' Equity                                                                    134.5                  278.1
                                                                                             -----------            -----------
     Total Liabilities and Shareholders' Equity                                              $     481.6            $     639.1
                                                                                             ===========            ===========

See notes to the unaudited interim condensed consolidated financial statements.

                              OMNOVA SOLUTIONS INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                              February 28,
                                                                                                           2002          2001
                                                                                                        ----------    ---------
Operating Activities                                                                                     (Dollars in millions)
Net loss                                                                                               $  (142.0)    $    (3.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Cumulative effect of accounting change                                                               142.5            --
      Depreciation, amortization and (gain)/loss on sale of fixed assets                                     7.3           9.0
      Deferred income taxes                                                                                 (3.0)           --
      Unusual and nonrecurring items                                                                          --          (1.1)
      Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
          Current assets                                                                                     9.0          (9.5)
          Current liabilities                                                                              (17.8)        (23.7)
          Other noncurrent assets                                                                           (3.2)         (3.0)
          Other noncurrent liabilities                                                                        .5            .8
                                                                                                       ---------     ---------
             Net Cash Used In Operating Activities                                                          (6.7)        (31.0)

Investing Activities
Capital expenditures                                                                                        (2.1)         (8.7)
                                                                                                       ---------     ----------
             Net Cash Used In Investing Activities                                                          (2.1)         (8.7)

Financing Activities
Long-term debt incurred                                                                                     34.9          58.2
Long-term debt paid                                                                                        (30.0)        (13.0)
Net short-term debt incurred (paid)                                                                          1.9          (5.6)
Dividends paid                                                                                                --          (2.0)
Other                                                                                                         --            .1
                                                                                                       ---------     ---------
             Net Cash Provided By Financing Activities                                                       6.8          37.7
Effect of exchange rate changes on cash                                                                      (.1)           --
                                                                                                       ---------     ---------
Net Decrease in Cash and Equivalents                                                                        (2.1)         (2.0)
Cash and equivalents at beginning of year                                                                    8.5          11.7
                                                                                                       ---------     ---------
             Cash And Equivalents At End Of Period                                                     $     6.4     $     9.7
                                                                                                       =========     =========

Cash paid for interest was $2.5 million for the three months ended February 28, 2002. No cash was paid for income taxes for the three months ended February 28, 2002. Cash paid for interest and income taxes was $3.6 million and $0.2 million, respectively, for the three months ended February 28, 2001.

 See notes to the unaudited interim condensed consolidated financial statements.

                              OMNOVA SOLUTIONS INC.

   Notes to the Unaudited Interim Condensed Consolidated Financial Statements

                             as of February 28, 2002

Note A - Basis of Presentation

    The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (OMNOVA Solutions or the Company) Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

    OMNOVA Solutions develops, manufactures and markets decorative and building products, emulsion polymers and specialty chemicals for a variety of industrial, commercial and consumer markets. The Company was formed as a result of the spin-off of the OMNOVA Solutions businesses from GenCorp Inc. on September 30, 1999.

    All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month period ended February 28, 2002 and 2001 have been reflected. The results of operations for the three month period ended February 28, 2002 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Segment operating profit represents net sales less applicable costs, expenses and provisions for unusual and nonrecurring items relating to operations. Segment operating profit excludes corporate income and expenses and provisions for unusual and nonrecurring items, interest expense and income taxes.

    Certain reclassifications have been made to conform prior year's data to the current presentation. Corporate expenses allocated to the business segments were adjusted to better align costs related to the business segments. As a result of adopting SFAS No. 142, computer application software was reclassified to property, plant and equipment.

Note B - Accounting Changes

    Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion 17, "Intangible Assets". Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives, will continue to be amortized over their useful lives.

    SFAS No. 142 requires that impairment be tested for indefinite lived intangibles and that goodwill be tested for impairment at the reporting unit level at the date of adoption and at least annually thereafter. Goodwill is tested utilizing a two step methodology. The Company determines the fair value of any indefinite lived intangible assets, compares it to its carrying value and records an impairment loss if the carrying value exceeds its fair value. After recording any impairment losses for the indefinite lived intangible assets, the Company is required to determine the fair value of each reporting unit and compare it to its carrying value, including goodwill, of such unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured during the second step, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

    As part of adopting this standard as of December 1, 2001, the Company evaluated the impairment of indefinite lived intangibles and completed step one of the test for goodwill impairment during the first quarter of 2002 for each of its reporting units. The Company determined that the Decorative Products reporting unit had indefinite lived intangible assets that were impaired by $38.5 million and that the carrying value of the Performance Chemicals reporting unit exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows and comparative market analysis. Given the indication of a potential impairment, the Company completed step two for the Performance Chemicals reporting unit, which resulted in an impairment loss for goodwill of $104 million. In total, a transitional impairment loss of $142.5 million, or $3.60 per basic and diluted earnings per share, was recognized as the cumulative effect of an accounting change. Due to the Company's cumulative loss position over the past three years, a valuation allowance was provided on the domestic net deferred tax asset created as a result of this accounting change. The impairment loss resulted primarily from a change in the criteria for the measurement of an impairment loss from an undiscounted cash flow model, a method required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to a discounted cash flow and market multiples of earnings, a method required by SFAS No. 142 and the development of a purchase price allocation for the assets of the reporting unit. The transitional impairment loss is a one-time non-cash charge and will not have an effect on the Company's businesses.

    Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following sets forth a reconciliation of net income and earnings per share information for the three months ended February 28, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142:

Reconciliation of Net Income and Earnings Per Share

                                                                                                          Three Months Ended,
                                                                                                             February 28,
(Dollars in millions, except per share data)                                                               2002           2001
                                                                                                       -----------     -------
Reported income (loss) before cumulative effect of change in accounting principle                      $       .5      $    (3.5)
Add back goodwill and indefinite lived intangible asset amortization, net of tax                               --            1.0
                                                                                                       ----------      ---------
Adjusted income before cumulative effect of change in accounting principle                             $       .5      $    (2.5)
Cumulative effect of change in accounting principle                                                        (142.5)            --
                                                                                                       ----------      ---------
Net loss applicable to shareholders                                                                    $   (142.0)     $    (2.5)
                                                                                                       ==========      =========

Basic and diluted earnings per share:
Reported income (loss) before cumulative effect of change in accounting principle
  applicable to common shareholders                                                                    $      .01      $    (.09)
Add back goodwill and trademark amortization, net of tax                                                       --            .03
                                                                                                       ----------      ---------
Adjusted income (loss) before cumulative effect of change in accounting principle
  applicable to common shareholders                                                                    $      .01      $    (.06)
Cumulative effect of change in accounting principle                                                         (3.60)            --
                                                                                                       ----------      ---------
Adjusted loss applicable to shareholders                                                               $    (3.59)     $    (.06)
                                                                                                       ==========      =========

Weighted average shares (in millions) - basic and diluted                                                    39.6           39.6

    The changes in the carrying amount of goodwill and indefinite lived intangible assets for the quarter ended February 28, 2002 are as follows:

                                                                                     Transitional
                                                                  Balance             Impairment                        Balance
(Dollars in millions)                                        November 30, 2001          Charge           Other     February 28, 2002
                                                             -----------------          ------           -----     -----------------

Goodwill
Decorative & Building Products                                  $     38.3            $        --     $    --           $    38.3
Performance Chemicals                                                104.4                 (104.0)        (.4)                 --
                                                                ----------            -----------     -------           ---------
                                                                $    142.7            $    (104.0)    $   (.4)          $    38.3
Decorative & Building Products' trademarks                            51.8                  (38.5)         --                13.3
                                                                ----------            -----------     -------           ---------
                                                                $    194.5            $    (142.5)    $   (.4)          $    51.6
                                                                ==========            ===========     =======           =========


    The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of February 28, 2002 and November 30, 2001:

                                                                                As of February 28, 2002
                                                              -------------------------------------------------------
                                                              Gross Carrying         Accumulated         Net Carrying
      (Dollars in millions)                                       Amount            Amortization            Amount
                                                                  ------            ------------            ------
      Amortized intangible assets
           Patents                                               $    8.3              $   (2.9)           $    5.4
           Trademarks                                                 8.0                  (2.2)                5.8
           Other                                                     18.1                  (4.6)               13.5
                                                                 --------              --------            --------
                                                                 $   34.4              $   (9.7)           $   24.7
                                                                 ========              ========            ========
      Unamortized intangible assets
           Trademarks                                            $   13.3              $     --            $   13.3
           Goodwill                                                  38.3                    --                38.3
                                                                 --------              --------            --------
                                                                 $   51.6              $     --            $   51.6
                                                                 ========              ========            ========

                                                                                As of November 30, 2001
                                                              -------------------------------------------------------
                                                              Gross Carrying         Accumulated         Net Carrying
      (Dollars in millions)                                       Amount            Amortization            Amount
                                                                  ------            ------------            ------
      Amortized intangible assets
           Patents                                               $    8.3              $   (2.6)           $    5.7
           Trademarks                                                 7.8                  (2.0)                5.8
           Other                                                     17.9                  (4.3)               13.6
                                                                 --------              ---------           --------
                                                                 $   34.0              $   (8.9)           $   25.1
                                                                 ========              =========           ========
      Unamortized intangible assets
           Trademarks                                            $   56.3              $   (4.5)           $   51.8
           Goodwill                                                 157.8                 (15.1)              142.7
                                                                 --------              ---------           --------
                                                                 $  214.1              $  (19.6)           $  194.5
                                                                 ========              =========           ========

    Amortization expense for intangible assets subject to amortization was $0.8 million for the three months ended February 28, 2002, and is estimated to be approximately $2.9 million annually for the next five fiscal years.

Note C - Acquisitions and Other Matters

    On April 24, 2001, the Company entered into an agreement to acquire certain product lines and assets of Decorative Surfaces International, Inc. (DSI). During the second half of 2001, the Company completed the acquisition of certain inventory and production equipment for consideration of $6.3 million in interest bearing promissory notes. The acquisition expanded the Company's wallcovering, decorative laminates and industrial films product lines. The purchase price agreement includes additional contingent payments up to $2 million, based on meeting certain revenue and earn-out thresholds. The Company anticipates the thresholds will not be achieved. The acquisition has been accounted for using the purchase method and has been incorporated in OMNOVA Solutions' results of operations since May 2001.

Note D - Unusual and Nonrecurring Items

    In 2001, the Company recognized an expense for unusual and nonrecurring items of $17.7 million, which related primarily to a restructuring plan of $16.5 million and $2.2 million for anticipated legal settlements offset by a reversal of $1.0 million in the first quarter of 2001 for an unused severance reserve associated with a prior restructuring of one of the Company's businesses.

    As a result of the restructuring plan implemented in the second quarter of 2001, a nonrecurring charge of $16.5 million ($9.9 million net of tax, or $0.25 per diluted share) was recorded. The charge primarily related to the closure of the Company's Greensboro, North Carolina facility (Performance Chemicals segment) and workforce reductions. The implementation of these actions resulted in the reduction of approximately 90 employees in the Performance Chemicals segment and Corporate Headquarters. The $16.5 million nonrecurring charge consisted of $1.2 million for inventory write-downs included in cost of products sold, $8.5 million in fixed asset write-downs and $2.0 million of shut down costs related to the Greensboro facility, and $4.8 million for severance and additional pension expense related to workforce reductions in the Performance Chemicals segment and Corporate Headquarters. As of February 28, 2002, $4.0 million of severance benefits and $1.1 million of shut down costs had been utilized, and the Company had remaining reserves of approximately $0.8 million for severance and $0.9 million for shut down costs. The restructuring is expected to be substantially complete by the end of fiscal 2002. In addition, the Company recorded $2.2 million primarily for anticipated legal settlements of which a reserve of $1.7 million remains.

Note E - Accounts Receivable Sale

    The Company maintains a receivable backed commercial paper program. The program is a receivables securitization transaction among OMNOVA Receivables Corporation, as Seller, OMNOVA Solutions Inc., as Originator and Servicer, Bank One, NA, as the Financial Institution and Agent, and Falcon Asset Securitization Corporation, a special purpose entity administered by Bank One, NA. Under the program, the Company may sell up to $60 million of trade receivables through the wholly-owned subsidiary, OMNOVA Receivables Corp., a qualifying special-purpose entity (SPE). At February 28, 2002, the program was utilized for $53.9 million. At November 30, 2001, the program was fully utilized. The allowance for doubtful accounts has been retained on the Company's Consolidated Balance Sheets. The sale was reflected as reductions of trade accounts receivable and the related recurring costs of the program were recorded as other expense in the Consolidated Statements of Operations and totaled $0.4 million and $1.2 million for the quarters ended February 28, 2002 and 2001, respectively. The proceeds from the sale were used to reduce borrowings under committed lines of credit. The Company retains the servicing responsibilities for the receivables. This program is accounted for as a sale of receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

Note F - Inventories

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgements of expected year-end inventory levels. Components of inventory are as follows:

                                                                                  February 28,        November 30,
          (Dollars in millions)                                                       2002               2001
                                                                                 ---------------   -----------------
         Raw materials and supplies                                                $   18.7           $    22.2
         Work-in-process                                                                3.8                 2.9
         Finished products                                                             59.5                61.1
                                                                                   --------           ---------
         Approximate replacement cost of inventories                                   82.0                86.2
         LIFO reserve                                                                 (18.1)              (18.1)
         Other reserves                                                               (11.7)              (11.4)
                                                                                   --------           ---------
                Inventories                                                        $   52.2           $    56.7
                                                                                   ========           =========

Note G - Long-Term Debt and Credit Lines

    On April 12, 2001, the Company entered into an amended, secured $240 million revolving credit facility (Facility) which expires in September 2004. The Facility is collateralized by substantially all of the Company's assets. The Company pays a variable commitment fee, which is currently 40 basis points, on the unused balance. At February 28, 2002, the unused and available balance under the Facility was $75.2 million. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 4.0 percent at February 28, 2002. The Facility contains a provision that allows for a swing line of credit for up to $10 million for daily funding requirements, which was utilized for $5.4 million at February 28, 2002. The interest rate on the swing line of credit is variable, primarily based on the prime interest rate, and was 5.25 percent at February 28, 2002. The Company had outstanding letters of credit totaling $4.4 million at February 28, 2002. The Company has issued $6.3 million of 12 percent interest bearing promissory notes due in July 2002 to LaSalle Bank National Association for the purchase of certain product lines and assets of DSI. The notes are renewable annually with a one-percent (1%) increase in the interest rate per year. The notes are considered long-term because the Company has the ability and intent to use its revolving credit facility to retire the notes.

    The Facility contains various debt and investment restrictions and provisions. The Company was required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 3.75 to 1.00, for the quarter ended February 28, 2002. The ratio declines to 3.25 to 1.00 for the quarter ending November 30, 2002. The Company was required to maintain a consolidated interest coverage ratio (EBITDA/Interest) of at least 2.75 to 1.00 for the quarter ended February 28, 2002. The ratio increases to 3.50 to 1.00 for the quarter ending November 30, 2002. The Company is also required to maintain a minimum net worth of $260 million excluding the effects of adopting SFAS No. 142. The Company was in compliance with its covenants at February 28, 2002.

Note H - Comprehensive Income

    The components of total comprehensive income (loss) were as follows:

                                                                                                       Three Months Ended
                                                                                                         February 28,
    (Dollars in millions)                                                                              2002          2001
                                                                                                     --------      ------
    Net Loss                                                                                     $   (142.0)       $ (3.5)
    Foreign currency translation adjustment, net of tax                                                (1.0)           .6
                                                                                                 ----------        ------
    Comprehensive Loss                                                                           $   (143.0)       $ (2.9)
                                                                                                 ==========        ======

Note I - Contingencies

    On October 12, 2000, a group of hourly retirees filed a class action seeking, among other things, reinstatement of certain retiree medical benefits under the GenCorp Hourly Retiree Medical Plan. The OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan) was established at the time of the spin-off and is identical to the GenCorp Hourly Retiree Medical Plan which was modified in 1994 to provide for contributions by retirees after Plan costs exceed certain levels. The plaintiffs challenged the establishment of the OMNOVA Plan and seek, among other things, modification of the OMNOVA Plan to eliminate participant contributions or to reinstate pre-1994 benefit terms. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed not to support such litigation. OMNOVA believes that it has meritorious defenses and intends to vigorously defend these claims. If OMNOVA does not prevail in this case, it is currently anticipated that OMNOVA's liability for retiree health care would increase approximately $52.0 million from $54.0 million to $106.0 million and retiree medical expense would increase approximately $10.0 million from $3.9 million to $13.9 million annually.

    The Company is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of the Company, other than the matter discussed above as to which the Company believes it has meritorious defenses. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

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

    Segment operating profit represents net sales less applicable costs, expenses and provisions for unusual and nonrecurring items relating to operations. For 2001, corporate expenses allocated to the business segments were adjusted by $0.7 million to better reflect costs related to the business segments and for comparability to 2002. Segment operating profit excludes corporate income and expenses, provisions for unusual and nonrecurring items, interest expense and income taxes. No one customer accounted for 10 percent or more of consolidated sales.

    The following table sets forth a summary of operations for the three months ended by segment and a reconciliation to consolidated income (loss) before taxes:

                                                                         Three Months Ended
                                                                             February 28,
                                                                         2002             2001
                                                                     ----------        -------
                                                                         (Dollars in millions)
         Net Sales
         Decorative & Building Products                               $   87.5          $   87.7
         Performance Chemicals                                            68.8              77.4
                                                                      --------          --------
                                                                      $  156.3          $  165.1
         Income (Loss)
         Decorative & Building Products                               $   (1.3)         $    1.2
         Performance Chemicals                                             6.9              (1.5)
         Unusual and nonrecurring items                                     --               1.2
                                                                      --------          --------
         Segment Operating Profit                                          5.6                .9
         Interest expense                                                 (2.3)             (3.4)
         Corporate other income and (expense), net                        (1.2)             (1.8)
         Corporate expenses                                               (1.3)             (1.3)
         Unusual and nonrecurring items                                     --               (.2)
                                                                      --------          --------
         Income (loss) before taxes                                   $     .8          $   (5.8)
                                                                      ========          ========

Note K - Subsequent Events

    On March 7, 2002, the Company announced plans to restructure its U.K. operations. The restructuring will result in approximately a 10 percent workforce reduction. The Company will take a one-time charge of approximately $0.6 million in the second quarter of 2002. The Company will benefit, on an annual after tax basis, approximately $1.5 million or $.04 per diluted share.

    On March 8, 2002, to complete the acquisition of DSI (see Note C), the Company signed an agreement to purchase certain production equipment for $2 million. The Company issued a $2 million, 12 percent interest bearing promissory note due in July 2002 to LaSalle Bank National Association. The note is renewable annually with a one-percent increase in the interest rate per year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations Three Months Ended February 28, 2002 and 2001

    Net sales for the Company in the first quarter of 2002 decreased 5.3 percent to $156.3 million compared to $165.1 million during the same period a year ago due to the slowing North American economy and its effect on key end-use markets such as paper, furniture, manufactured housing, and the hospitality sector. The Company's Performance Chemicals business segment experienced an 11.1 percent revenue decline, while the Decorative & Building Products business segment was virtually flat versus the first quarter of 2001. The Company had a segment operating profit of $5.6 million for the first quarter of 2002, versus operating profit of $0.9 million for the first quarter of 2001, as the current quarter was positively impacted primarily by lower costs from restructuring actions taken in the second quarter of 2001 and moderating raw material costs. Operating margins improved to 3.6 percent in the first quarter of 2002 compared to 0.5 percent in the first quarter of 2001, primarily due to operational improvement along certain product lines. As a result, the Company generated earnings of $.01 per diluted share from continuing operations in the first quarter of 2002 versus a loss of $(.11) per share from continuing operations in the first quarter of 2001.

    Corporate and other expenses were favorably impacted by focused cost reduction efforts to improve profitability which resulted in cost savings of $1.7 million during the first quarter of 2002 over the prior year first quarter. The Company reduced interest expense approximately 40 percent over the prior year as a result of lower borrowing costs.

    Effective December 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In accordance with this statement, the Company ceased amortization of all goodwill and indefinite lived intangible assets. This resulted in a favorable impact to operating profit of $1.6 million for the three month period ended February 28, 2002, and to net earnings of $1.0 million ($.03 per diluted share).

    During the first quarter ending February 28, 2002, the Company also completed the transitional review for goodwill impairments required under this new accounting pronouncement. The review indicated that goodwill recorded in the Performance Chemicals segment was impaired as of December 1, 2001. Accordingly, the Company measured and recognized a transitional goodwill impairment loss of $104 million. In addition, the review also indicated that intangible assets with indefinite useful lives in the Decorative & Building Products segment were impaired by $38.5 million. The Company recorded a non-cash charge of $142.5 million (net loss per share of $3.60) as a cumulative effect of a change in accounting principle in its statement of operations upon adoption of SFAS 142.

    Net sales for Decorative & Building Products during the first quarter of 2002 were $87.5 million compared to $87.7 million in the first quarter of 2001. Sales increased in building products due to increased market acceptance of 12-foot wide TPO (thermoplastic) roofing membrane, and in decorative laminates due to revenues from the 2001 acquisition of certain assets of Decorative Surfaces International. Lower refurbishment activity since the September 11 tragedy, especially in hospitality, resulted in wallcovering sales declines in North America. European wallcovering sales also declined due to the global economic slowdown. Coated fabrics experienced continuing end-use demand weakness in home/office furnishings and marine markets. Segment operating loss during the first quarter of 2002 was $(1.3) million versus a segment operating profit of $1.2 million for the first quarter of 2001. Segment operating margins declined to (1.5) percent for the first quarter of 2002 from 1.4 percent in the first quarter of 2001, due primarily to product mix issues and lower selling prices in roofing membrane products.

    Net sales for Performance Chemicals during the first quarter of 2002 decreased 11.1 percent to $68.8 million, versus $77.4 million in the first quarter of 2001. Due to the overall slowing economy, sales declined in most major product lines including paper, textiles and coatings. Volumes during the quarter were also impacted by customer shutdowns and inventory corrections, primarily in December. However, carpet latex sales were up significantly versus last year due to strong consumer demand and new products introduced by the Company. Segment operating profit during the first quarter of 2002 totaled $6.9 million compared to a $(1.5) million operating loss for the first quarter of 2001. Segment operating margins improved to 10.0 percent in the first quarter of 2002 versus (1.9) percent in the first quarter of 2001. The improved margin performance is primarily due to savings from cost reduction initiatives, favorable product mix, lower natural gas costs and lower raw material costs. The cost reductions were primarily generated by workforce reductions and the closure of the Greensboro, North Carolina plant.

Financial Resources and Capital Spending

     Cash flow used by operating activities for the first quarter of fiscal 2002 was $6.7 million as compared to $31 million in the first quarter of 2001 with the reduction driven primarily by the decrease in working capital requirements. For the first quarter of 2002, $2.1 million was used for investing activities compared to $8.7 million for the same period a year ago, primarily for capital expenditures. Investment in Muscle Shoals, Alabama facility in the first quarter of 2001 resulted in greater capital expenditures in that period. Cash flow provided by financing activities for the first quarter of 2002 was $6.8 million compared to $37.7 million for the first quarter of 2001. The decrease in financing activities resulted primarily from lower working capital requirements, lower benefit payments, less investment in fixed assets and higher operating profit.

    As described in Note G, the Company has an amended secured $240 million revolving credit facility which expires in September 2004. At February 28, 2002, the unused and available balance under this Facility was $75.2 million. The Company pays a variable commitment fee, which is currently 40 basis points, on the unused balance. Interest rates are variable, primarily based on LIBOR and were at an average rate of 4.0 percent at February 28, 2002. The Facility is available for working capital, capital expenditures and acquisition needs.

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

Significant Accounting Policies and Management Judgements

    Inherent in the Company's results of operations are certain estimates, assumptions and judgements including assumed rates for customer defaults on payments, inventory turnover, roofing system repair or replacement obligations and an assumed rate of return on invested pension assets. The Company maintains reserves for bad debts, inventory obsolescence and warranty claims that are reasonable and that are based on the Company's historical experience and current expectations for future performance of operations.

    A sudden and prolonged deterioration in the economy could adversely affect the Company's customers requiring the Company to increase its reserves for bad debts. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserves for obsolescence. A significant increase in roofing system repairs or replacements could also require the Company to increase its reserves for warranty claims. If such adverse conditions would occur, the Company cannot readily predict the effect on its financial condition or results of operations as any such effect depends on both future results of operations and the magnitude and timing of the adverse conditions.

    Because of the Company's practice of using a 5 year smoothing technique for recognizing pension asset gains or losses, the Company does not believe that a sudden deterioration in market trends will have a significant impact in the near term on the reported pension income included in the Company's results of operations.

    As of February 28, 2002, the Company had approximately $58.4 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2021 and other timing differences for which a valuation allowance of $57 million has been provided on the domestic net deferred tax assets.

Environmental Matters

    OMNOVA Solutions' policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions' Condensed Consolidated Balance Sheet as of February 28, 2002 reflects environmental reserves of $1.2 million. Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industries. These statements are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by the use of forward-looking terms such as "could", "may", "will", "expects", "believes", "anticipates", "plans", "intends", "estimates", "projects", "targets", "forecasts", "seeks" or similar terms. Forward-looking statements address the Company's business, results of operations and financial condition, and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which the Company operates and management's beliefs and assumptions about these economies and markets. In addition to certain contingency matters and their respective cautionary statements discussed in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001, the Forward-Looking Statements section of this Management's Discussion and Analysis indicates there are many risks and uncertainties that could cause actual results or outcomes to differ materially from those described in the forward-looking statements, some of which are beyond the Company's control, including inherent economic risks and changes in prevailing governmental policies and regulatory actions.

    Some important factors that could cause the Company's actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

   . General economic trends affecting OMNOVA Solutions' markets

   . Raw material prices for crude oil and chemical feed stocks including polyvinyl chloride, styrene and butadiene

   . The Company's ability to procure raw material feed stocks

   . Competitive pressure on pricing which may impact the Company's ability to achieve historical gross margins

   . Customer and/or competitor consolidation

   . The Company's ability to obtain financing at anticipated rates

   . The Company's acquisition activities

   . A prolonged work stoppage

   . Governmental and regulatory policies

   . Fluctuations in exchange rates of foreign currencies and other risks associated with foreign operations

    The Company disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------

Quantitative and Qualitative Disclosure About Market Risk

    The Company is exposed to market risk from changes in interest rates on long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company's long-term debt, which is under the amended revolving credit facility described in Note G to the Consolidated Financial Statements, matures in the year 2004 and is variable. The average variable interest rate applicable to this debt was 4.0 percent as of February 28, 2002. Since the Company's long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

    The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in the Condensed Consolidated Balance Sheet, the Company has experienced an accumulated loss of $9.8 million as of February 28, 2002 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

    On October 12, 2000, a group of hourly retirees filed a class action seeking, among other things, reinstatement of certain retiree medical benefits under the GenCorp Hourly Retiree Medical Plan. The OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan) was established at the time of the spin-off and is identical to the GenCorp Hourly Retiree Medical Plan which was modified in 1994 to provide for contributions by retirees after Plan costs exceed certain levels. The plaintiffs challenged the establishment of the OMNOVA Plan and seek, among other things, modification of the OMNOVA Plan to eliminate participant contributions or to reinstate pre-1994 benefit terms. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed not to support such litigation. OMNOVA believes that it has meritorious defenses and intends to vigorously defend these claims. If OMNOVA does not prevail in this case, it is currently anticipated that OMNOVA's liability for retiree health care would increase approximately $52.0 million from $54.0 million to $106.0 million and retiree medical expense would increase approximately $10.0 million from $3.9 million to $13.9 million annually.

    The Company is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of the Company other than the matter mentioned above as to which the Company believes it has meritorious defenses. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    No matters were submitted to a vote of the Company's security holders for the quarter ending February 28, 2002.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        a) Exhibits
           --------

           None.

        b) Reports on Form 8-K
           -------------------

          OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended February 28, 2002.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OMNOVA SOLUTIONS INC.



Date     April 5, 2002    By  /s/ M. E. Hicks
       ---------------        -------------------------------------------------
                              M. E. Hicks
                              Senior Vice President and Chief Financial Officer;
                              Treasurer (Principal Financial Officer)



Date     April 5, 2002    By  /s/ J. C. LeMay
       ---------------        -------------------------------------------------
                              J. C. LeMay
                              Senior Vice President, Business Development;
                              General Counsel (Duly Authorized Officer)