Form 10-Q
period 2002-05-31
OMNOVA SOLUTIONS INC
filed 2002-07-11
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2002

Commission File Number 1-15147

OMNOVA Solutions Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)
175 Ghent Road Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

At June 30, 2002, there were 39,672,789 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per-Share Data)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
Net Sales	$175.0	$190.2	$331.3	$355.3
Costs and Expenses
Cost of products sold	124.5	140.7	235.2	266.1
Selling, general and administrative	36.5	37.6	71.1	71.0
Depreciation and amortization	7.3	8.9	14.5	17.8
Interest expense	2.1	3.8	4.4	7.2
Other (income) expense, net	1.0	(.3)	1.7	.5
Unusual and nonrecurring items	(2.0)	17.5	(2.0)	16.5

	169.4	208.2	324.9	379.1

Income (Loss) Before Income Taxes	5.6	(18.0)	6.4	(23.8)
Income tax provision (benefit)	.1	(7.2)	.4	(9.5)

Income (Loss) Before Cumulative Effect of Accounting Change	5.5	(10.8)	6.0	(14.3)
Cumulative Effect of Accounting Change	—	—	(142.5)	—

Net Income (Loss)	$5.5	$(10.8)	$(136.5)	$(14.3)

Per Share Data:
Basic earnings (loss) per common share:
Before cumulative effect of accounting change	$.14	$(.27)	$.15	$(.36)
Cumulative effect of accounting change	—	—	(3.60)	$—

Net income (loss)	$.14	$(.27)	$(3.45)	$(.36)

Diluted earnings (loss) per common share:
Before cumulative effect of accounting change	$.14	$(.27)	$.15	$(.36)
Cumulative effect of accounting change	—	—	(3.60)	$—

Net income (loss)	$.14	$(.27)	$(3.45)	$(.36)

Average shares outstanding (in millions)
—Basic	39.6	39.6	39.6	39.6
—Diluted	40.0	39.6	39.6	39.6
Cash dividends declared	$—	$.05	$—	$.10

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2002	November 30, 2001
	(Dollars in millions)
ASSETS:
Current Assets
Cash and cash equivalents	$8.3	$8.5
Accounts receivable, net	51.8	51.9
Inventories	56.3	56.7
Deferred income taxes, net	12.5	12.8
Prepaid expenses and other	5.0	4.9

Total Current Assets	133.9	134.8
Property, plant and equipment, net	201.5	208.9
Goodwill, net	40.0	142.7
Patents and other intangible assets, net	37.3	76.9
Prepaid pension	52.7	49.6
Other assets	27.4	26.2

Total Assets	$492.8	$639.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Notes payable	$6.0	$3.5
Accounts payable	87.5	92.2
Accrued payroll and personal property taxes	13.3	15.2
Other current liabilities	16.7	15.1

Total Current Liabilities	123.5	126.0
Long-term debt	153.5	157.8
Postretirement benefits other than pensions	50.6	50.5
Deferred income taxes	11.1	14.4
Other liabilities	12.3	12.3
Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 41.8 million shares outstanding	4.2	4.2
Additional contributed capital	309.2	308.7
Retained deficit	(149.0)	(12.5)
Accumulated other comprehensive loss	(8.5)	(8.2)
Treasury stock at cost; 2.2 million shares	(14.1)	(14.1)

Total Shareholders’ Equity	141.8	278.1

Total Liabilities and Shareholders’ Equity	$492.8	$639.1

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended May 31,
	2002	2001
	(Dollars in millions)
Operating Activities
Net loss	$(136.5)	$(14.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	142.5	—
Unusual and nonrecurring items	(2.8)	18.3
Depreciation, amortization and (gain)/loss on sale of fixed assets	14.5	17.3
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
Current assets	(3.0)	(23.0)
Current liabilities	(4.7)	(29.2)
Other noncurrent assets	(4.6)	(7.6)
Other noncurrent liabilities	(.4)	3.6

Net Cash Provided By (Used In) Operating Activities	5.0	(34.9)
Investing Activities
Capital expenditures	(4.8)	(12.0)
Business acquisitions/divestitures	2.8	(.5)

Net Cash Used In Investing Activities	(2.0)	(12.5)
Financing Activities
Long-term debt incurred	50.0	92.7
Long-term debt paid	(56.3)	(42.0)
Net short-term debt incurred (paid)	2.5	(2.5)
Dividends paid	—	(4.0)
Other	.6	(.3)

Net Cash (Used In) Provided By Financing Activities	(3.2)	43.9
Effect of exchange rate changes on cash	—	(.1)

Net Decrease in Cash and Equivalents	(.2)	(3.6)
Cash and equivalents at beginning of year	8.5	11.7

Cash And Equivalents At End Of Period	$8.3	$8.1

Cash paid for interest was $4.6 million for the six months ended May 31, 2002. No cash was paid for income taxes for the six months ended May 31, 2002. Cash paid for interest and income taxes was $7.4 million and $0.8 million, respectively, for the six months ended May 31, 2001.

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2002

Note A—Basis of Presentation

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

All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and six month periods ended May 31, 2002 and 2001 have been reflected. The results of operations for the three and six month periods ended May 31, 2002 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

Certain reclassifications have been made to conform prior year’s data to the current presentation. Corporate expenses allocated to the business segments were adjusted to better align costs related to the business segments. Also, as a result of adopting SFAS No. 142, computer application software was reclassified to property, plant and equipment.

Note B—Accounting Changes

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion 17, “Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives, will continue to be amortized over their useful lives.

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

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As part of adopting this standard as of December 1, 2001, the Company evaluated the impairment of indefinite lived intangibles and completed step one of the test for goodwill impairment during the first quarter of 2002 for each of its reporting units. The Company determined that the Decorative Products reporting unit had indefinite lived intangible assets that were impaired by $38.5 million and that the carrying value of the Performance Chemicals reporting unit exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows and comparative market analysis. Given the indication of a potential impairment, the Company completed step two for the Performance Chemicals reporting unit, which resulted in an impairment loss for goodwill of $104 million. In total, a transitional impairment loss of $142.5 million, or $3.60 per basic and diluted earnings per share, was recognized as the cumulative effect of an accounting change in the quarter ended February 28, 2002. Due to the Company’s cumulative loss position over the past three years, a valuation allowance was provided on the domestic net deferred tax asset created as a result of this accounting change. The impairment loss resulted primarily from a change in the criteria for the measurement of an impairment loss from an undiscounted cash flow model, a method required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to a discounted cash flow and market multiples of earnings, a method required by SFAS No. 142 and the development of a purchase price allocation for the assets and liabilities of the reporting unit. The transitional impairment loss is a one-time noncash charge and will not have an effect on the Company’s business activities.

Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following sets forth a reconciliation of net income and earnings per share information for the three and six months ended May 31, 2002 and 2001 adjusted for the nonamortization provisions of SFAS No. 142:

Reconciliation of Net Income and Earnings Per Share

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
	(Dollars in millions, except per share data)
Reported income (loss) before cumulative effect of change in accounting principle	$5.5	$(10.8)	$6.0	$(14.3)
Add back goodwill and indefinite lived intangible asset amortization, net of tax	—	1.0	—	1.8

Adjusted income (loss) before cumulative effect of change in accounting principle	$5.5	$(9.8)	$6.0	$(12.5)
Cumulative effect of change in accounting principle	—	—	(142.5)	—

Net income (loss) applicable to shareholders	$5.5	$(9.8)	$(136.5)	$(12.5)

Basic and Diluted earnings per share:
Reported income (loss) before cumulative effect of change in accounting principle applicable to common shareholders	$.14	$(.27)	$.15	$(.36)
Add back goodwill and trademark amortization, net of tax	—	.03	—	.05

Adjusted income (loss) before cumulative effect of change in accounting principle applicable to common shareholders	$.14	$(.24)	$.15	$(.31)
Cumulative effect of change in accounting principle	—	—	(3.60)	—

Adjusted income (loss) applicable to shareholders	$.14	$(.24)	$(3.45)	$(.31)

Weighted average shares (in millions):
Basic	39.6	39.6	39.6	39.6
Effect of dilutive stock options	.4	—	—	—

Diluted	40.0	39.6	39.6	39.6

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill and indefinite lived intangible assets for the six months ended May 31, 2002 are as follows:

	Balance November 30, 2001	Transitional Impairment Charge	Additions	Balance May 31, 2002
	(Dollars in millions)
Goodwill
Decorative & Building Products	$38.7	$—	$1.3	$40.0
Performance Chemicals	104.0	(104.0)	—	—

	$142.7	$(104.0)	$1.3	$40.0
Decorative & Building Products’ trademarks	51.8	(38.5)	—	13.3

	$194.5	$(142.5)	$1.3	$53.3

The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of May 31, 2002 and November 30, 2001:

	As of May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Amortized intangible assets
Patents	$8.3	$(3.2)	$5.1
Trademarks	8.0	(2.3)	5.7
Other	18.1	(4.9)	13.2

	$34.4	$(10.4)	$24.0

Unamortized intangible assets
Trademarks	$13.3	$—	$13.3
Goodwill	40.0	—	40.0

	$53.3	$—	$53.3

	As of November 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Amortized intangible assets
Patents	$8.3	$(2.6)	$5.7
Trademarks	7.8	(2.0)	5.8
Other	17.9	(4.3)	13.6

	$34.0	$(8.9)	$25.1

Unamortized intangible assets
Trademarks	$56.3	$(4.5)	$51.8
Goodwill	157.8	(15.1)	142.7

	$214.1	$(19.6)	$194.5

Amortization expense for intangible assets subject to amortization was $1.5 million for the six months ended May 31, 2002, and is estimated to be approximately $3.0 million annually for the next five fiscal years.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note C—Acquisitions and Other Matters

On April 24, 2001 the Company entered into an agreement to acquire certain product lines and assets of Decorative Surfaces International, Inc. (DSI). During the second half of 2001, the Company completed the acquisition of certain inventory and production equipment for consideration of $6.3 million in interest bearing promissory notes. These promissory notes were repaid on May 29, 2002, with funds provided by the Company’s revolving credit facility. On March 8, 2002, the Company completed the acquisition of certain additional assets of DSI for consideration of $2.0 million in interest bearing notes. The acquisition expanded the Company’s wallcovering, decorative laminates and industrial films product lines. The acquisition has been accounted for using the purchase method and has been incorporated in OMNOVA Solutions’ results of operations since May 2001.

Note D—Unusual and Nonrecurring Items

During the second quarter of 2002, the Company recorded $2.0 million of unusual and nonrecurring items. The items consisted primarily of the gain on the sale of one of its manufacturing facilities for $2.1 million and the reversal of anticipated legal settlements of $0.7 million, offset by $0.8 million of severance costs associated with the restructuring of one of its businesses. The restructuring resulted in the reduction of approximately 50 employees. Payments of approximately $0.7 million have been made and the remaining reserve is expected to be fully utilized by the end of the third quarter 2002. The restructuring had a $0.02 impact per diluted share during the second quarter of 2002.

In 2001, the Company recognized an expense for unusual and nonrecurring items of $17.7 million, which related primarily to a restructuring plan of $16.5 million and $2.2 million for anticipated legal settlements, offset by a reversal of $1.0 million in the first quarter of 2001 for an unused severance reserve associated with a prior restructuring of one of the Company’s businesses.

As a result of the restructuring plan implemented in the second quarter of 2001, a nonrecurring charge of $16.5 million ($9.9 million net of tax, or $0.25 per diluted share) was recorded. The charge primarily related to the closure of the Company’s Greensboro, North Carolina facility (Performance Chemicals segment) and workforce reductions. The implementation of these actions resulted in the reduction of approximately 90 employees in the Performance Chemicals segment and Corporate Headquarters. The $16.5 million nonrecurring charge consisted of $1.2 million for inventory write-downs included in cost of products sold, $8.5 million in fixed asset write-downs and $2.0 million of shut down costs related to the Greensboro facility, and $4.8 million for severance and additional pension expense related to workforce reductions in the Performance Chemicals segment and Corporate Headquarters. As of May 31, 2002, $4.7 million of severance benefits and $1.4 million of shut down costs had been utilized, and the Company had remaining reserves of approximately $0.1 million for severance and $0.6 million for shut down costs. The restructuring is expected to be substantially complete by the end of fiscal 2002. In addition, the Company recorded $2.2 million primarily for anticipated legal settlements of which a reserve of $1.7 million remains.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note E—Accounts Receivable Sale

The Company maintains a receivable backed commercial paper program. The program is a receivables securitization transaction among OMNOVA Receivables Corporation, as Seller, OMNOVA Solutions Inc., as Originator and Servicer, Bank One, NA, as the Financial Institution and Agent, and Falcon Asset Securitization Corporation, a special purpose entity administered by Bank One, NA. Under the program, the Company may sell up to $60 million of trade receivables through its wholly-owned subsidiary, OMNOVA Receivables Corp., a qualifying special-purpose entity (SPE). At May 31, 2002, the program was utilized for $52.7 million. At November 30, 2001, the program was fully utilized. The allowance for doubtful accounts has been retained on the Company’s Consolidated Balance Sheets. The sale was reflected as reductions of trade accounts receivable and the related recurring costs of the program were recorded as other expense in the Consolidated Statements of Operations and totaled $0.3 million and $0.8 million for the quarters ended May 31, 2002 and 2001, respectively. The proceeds from the sale were used to reduce borrowings under committed lines of credit. The Company retains the servicing responsibilities for the receivables. This program is accounted for as a sale of receivables under the provisions of SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The program is scheduled to expire in May of 2003.

Note F—Inventories

Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s judgements of expected year-end inventory levels. Components of inventory are as follows:

	May 31, 2002	November 30, 2001
	(Dollars in millions)
Raw materials and supplies	$20.2	$22.2
Work-in-process	4.7	2.9
Finished products	61.5	61.1

Approximate replacement cost of inventories	86.4	86.2
LIFO reserve	(18.1)	(18.1)
Other reserves	(12.0)	(11.4)

Inventories	$56.3	$56.7

Note G—Long-Term Debt and Credit Lines

On April 12, 2001, the Company entered into an amended, secured $240 million revolving credit facility (Facility) which expires in September 2004. The Facility is collateralized by substantially all of the Company’s assets. The Company pays a variable commitment fee, which is currently 40 basis points, on the unused balance. At May 31, 2002, the unused and available balance under the Facility was $86.6 million. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 4.0 percent at May 31, 2002. The Facility contains a provision that allows for a swing line of credit for up to $10 million for daily funding requirements, which was utilized for $6.0 million at May 31, 2002. The interest rate on the swing line of credit is variable, primarily based on the prime interest rate, and was 5.25 percent at May 31, 2002. The Company had outstanding letters of credit totaling $3.4 million at May 31, 2002. The Company has issued $2.0 million of 12 percent interest bearing promissory notes due in July 2002 to LaSalle Bank National Association for the purchase of certain product lines and assets of DSI. The notes are renewable annually with a one-percent (1%) increase in the interest rate per year. The notes are considered long-term because the Company has the ability and intent to use its revolving credit facility to retire the notes.

The Facility contains various debt and investment restrictions and provisions. The Company was required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 3.75 to 1.00, for the quarter ended May 31, 2002. The ratio declines to 3.25 to 1.00 for the quarter ending November 30, 2002. The Company was required to maintain a consolidated interest coverage ratio (EBITDA/Interest) of at least 2.75 to 1.00 for the quarter ended May 31, 2002. The ratio increases to 3.50 to 1.00 for the quarter ending November 30, 2002. The Company is also required to maintain a minimum net worth of $260 million excluding the effects of adopting SFAS No. 142. The Company was in compliance with its covenants at May 31, 2002.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note H—Comprehensive Income

The components of total comprehensive income (loss) were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
	(Dollars in millions)
Net Income (Loss)	$5.5	$(10.8)	$(136.5)	$(14.3)
Foreign currency translation adjustment, net of tax	1.3	(2.0)	(.3)	(1.0)

Comprehensive Income (Loss)	$6.8	$(12.8)	$(136.8)	$(15.3)

Note I—Contingencies

On October 12, 2000, a group of hourly retirees filed a class action in Federal District Court against OMNOVA and GenCorp seeking, among other things, certain retiree medical benefits. The OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan) was established at the time of the spin-off and is substantially identical to the current GenCorp Hourly Retiree Medical Plan. The GenCorp Plan was modified in 1994 to provide for contributions by retirees after Plan costs exceed certain levels. The plaintiffs challenged the establishment of the OMNOVA Plan and seek, among other things, modification of the OMNOVA Plan to eliminate participant contributions or to provide for pre-1994 GenCorp benefit terms. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed not to support such litigation. OMNOVA believes that it has meritorious defenses and intends to vigorously defend these claims. If OMNOVA does not prevail in this case, it is currently anticipated that OMNOVA’s liability for retiree health care would increase approximately $52.0 million from $54.0 million to $106.0 million and retiree medical expense would increase approximately $10.0 million from $3.9 million to $13.9 million annually. In May 2002, the Plaintiffs voluntarily dismissed certain portions of their case. The Court is now requiring both parties to file motions for summary judgement, with a decision expected on these motions in 2003.

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

Note J—Segments

The Company operates two business segments, Decorative & Building Products and Performance Chemicals. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surface products including commercial wallcovering, coated fabrics, printed and surface laminates, industrial films, transfer printed products and commercial roofing. These products are used in numerous applications including building refurbishment, new construction, furniture, transportation, cabinets, home furnishings and manufactured housing. The Performance Chemicals segment manufactures a broad line of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textiles and nonwovens, construction, floor care and various other specialty chemical applications.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment operating profit represents net sales less applicable costs, expenses and provisions for unusual and nonrecurring items relating to operations. For 2001, corporate expenses allocated to the business segments were adjusted by $0.8 million and $1.5 million, respectively, for the three and six month periods ended May 31, 2001 to better reflect costs related to the business segments and for comparability to 2002. Segment operating profit excludes corporate income and expenses, provisions for unusual and nonrecurring items, interest expense and income taxes. No one customer accounted for 10 percent or more of consolidated sales.

The following table sets forth a summary of operations for the three and six month periods ended May 31, 2001 and 2002 by segment and a reconciliation to consolidated income (loss) before taxes:

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
	(Dollars in millions)
Net Sales
Decorative & Building Products	$97.5	$107.6	$185.0	$195.3
Performance Chemicals	77.5	82.6	146.3	160.0

	$175.0	$190.2	$331.3	$355.3
Income (Loss)
Decorative & Building Products	$2.9	$5.5	$1.6	$6.7
Performance Chemicals	6.1	2.2	13.0	.7
Unusual and nonrecurring items	1.7	(14.9)	1.7	(13.7)

Segment Operating Profit (Loss)	10.7	(7.2)	16.3	(6.3)
Interest expense	(2.1)	(3.8)	(4.4)	(7.2)
Corporate other income and (expense), net	(1.6)	(2.3)	(2.8)	(3.3)
Corporate expenses	(1.7)	(.9)	(3.0)	(3.0)
Unusual and nonrecurring items	.3	(3.8)	.3	(4.0)

Income (Loss) before taxes	$5.6	$(18.0)	$6.4	$(23.8)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations Three and Six Months Ended May 31, 2002 and 2001

Net sales decreased 8 percent in the second quarter of 2002 to $175.0 million compared to $190.2 million during the same period a year ago. The Company’s Performance Chemicals business segment experienced a 6 percent revenue decline, while the Decorative & Building Products business segment decreased 9 percent. The decline in sales was attributable to an overall soft economy in which the Company’s businesses operate. Similarly, sales for the six months ended May 31, 2002 decreased 7 percent to $331.3 million compared to $355.3 million for the same period in the prior year.

The Company had a segment operating profit of $10.7 million for the second quarter of 2002, versus a segment operating loss of $(7.2) million for the second quarter of 2001. Segment operating profit was impacted by unusual and nonrecurring items in both periods favorably by $1.7 million in 2002 and unfavorably by $(14.9) million in 2001. The unusual items related primarily to the shutdown and sale of a manufacturing facility. Excluding unusual and nonrecurring items segment operating profit increased 16.9 percent to $9.0 million from $7.7 million for the second quarter. For the six month period ended May 31, 2002 total operating profit increased to $16.3 million from an operating loss of $6.3 million for the same period a year ago.

Net sales for Decorative & Building Products during the second quarter of 2002 decreased 9 percent to $97.5 million compared to $107.6 million in the second quarter of 2001. Sales declined significantly versus a year ago in Building Products due to lower single-ply roofing membrane activity in new commercial construction and refurbishment, as well as strong sales in the first quarter due to favorable weather conditions. Global wallcovering sales also declined year over year due to higher vacancy rates in corporate and professional office real estate and lower occupancy rates in hotel and hospitality industries. Coated fabrics and decorative laminates sales improved versus last year due to acquisition related volumes, new contract wins and new product introductions. Segment operating profit for Decorative & Building Products during the second quarter of fiscal 2002 declined to $2.9 million from $5.5 million in the second quarter of 2001. Segment operating margins declined to 3.0 percent in the second quarter of 2002 from 5.1 percent in the same period a year ago primarily due to lower sales resulting from weak end use demand and unfavorable product mix issues. Similarly, for the six months ended May 31, 2002, segment operating profit decreased to $1.6 million from $6.7 million for the same period one year ago.

During the second quarter of fiscal 2002, the Decorative & Building Products’ segment introduced several new products, including Surf(x) laminates for three-dimensional applications such as rounded corners and curved edges on office furniture and display fixtures. OMNOVA’s proprietary coating creates a flexible, durable surface replacement to high pressure laminates. EndurionTM is the Company’s new coated woven upholstery fabric which offers long-lasting cleanability and exceptional stain resistance for heavy-traffic environments in the hospitality and health care markets. A patent-pending coating is the critical component in this new product.

The Decorative & Building Products’ segment took actions to reduce future costs through a workforce reduction primarily in the U.K. wallcovering business. As a result, the Company recorded a nonrecurring charge of $0.8 million ($0.8 million net of tax, or $0.02 per diluted share) in the second quarter of 2002. The charge consisted primarily of severance costs. As of May 31, 2002, payments of $0.7 million have been made and the remaining reserve is expected to be fully utilized by the end of the third quarter of 2002. These actions will result in an approximate savings of $1.8 million on an annual basis. Also, during the quarter, the Company completed the acquisition of certain assets of Decorative Surfaces International (DSI) which began in the second quarter of 2001.

Net sales for Performance Chemicals during the second quarter of 2002 decreased 6 percent to $77.5 million from $82.6 million in the second quarter of 2001. Sales to the paper industry dropped due to lower demand as print ad revenues and magazine circulation remained weak. The decline was partially offset by increased sales to the carpet industry due to market share increases and new product introductions. In the specialty chemical markets, sales of polymers to floor care and construction customers were up, while other product lines experienced modest sales declines. Segment operating profit for Performance Chemicals during the second quarter of 2002 increased to $6.1 million from $2.2 million for the same period a year ago. Segment operating margins increased to 7.9 percent versus 2.7 percent during the same period last year. Lower sales volumes were offset by savings from cost reduction initiatives, including workforce reductions and a facility closure in 2001, improved product mix, and lower average raw material costs. Similarly, for the six months ended May 31, 2002, segment operating profit increased to $13.0 million from $0.7 million for the same period one year ago. Raw material costs for styrene and butadiene accelerated late in the second quarter of 2002, brought on by near-term supply disruptions. The Company has announced price increases across most of the Performance Chemicals’ product lines to help defer the raw material inflation.

During the second quarter of 2002, the Performance Chemicals segment announced the formation of RohmNova, a joint venture of OMNOVA and Rohm and Haas Company. The joint venture will market, sell and service latex binders, synthetic pigments, and specialty chemical additives for coating applications in the global paper and paperboard industry. Also, during the quarter, products introduced in late 2001 to the floor care, carpet, and specialties markets, including applications utilizing the Company’s proprietary PolyFoxTM fluorochemical technology, began to gain market acceptance.

Interest expense declined 45 percent to $2.1 million from $3.8 million in the second quarter of 2002 compared to the same period one year ago. The decrease resulted from lower average borrowing rates and average lower debt levels achieved through focused cost reduction plans.

Effective December 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). In accordance with this statement, the Company ceased amortization of all goodwill and indefinite lived intangible assets. During 2001, operating profit included additional amortization expenses of $1.5 million and $3.0 million, for the three and six month periods ended May 31, 2001, and affected net earnings by $1.0 million ($.03 per diluted share) and $1.8 million ($.05 per diluted share) for the same periods.

Because of improved operating performance, the Company began to reverse a portion of the previously established tax valuation allowance related to the net deferred tax assets created in the first quarter of 2002 with the adoption of SFAS No. 142. The Company’s effective tax rate decreased from 40 percent for the six months ended May 31, 2001 to 6 percent for the six months ended May 31, 2002, resulting in an improvement to net income of approximately $2.2 million or $.06 per diluted share.

During the six months ended May 31, 2002, the Company also completed the transitional review for goodwill impairments required under this new accounting pronouncement. The review indicated that goodwill recorded in the Performance Chemicals segment was impaired as of December 1, 2001. Accordingly, the Company measured and recognized a transitional goodwill impairment loss of $104 million. In addition, the review also indicated that intangible assets with indefinite useful lives in the Decorative & Building Products segment were impaired by $38.5 million. Upon adoption of SFAS 142, the Company recorded a total noncash charge of $142.5 million (net loss per share of $3.60) as a cumulative effect of a change in accounting principle in its statement of operations for the six months ended May 31, 2002.

Outlook

Styrene and butadiene raw material prices have rapidly escalated over the past quarter, negatively affecting near-term operating profit margins in Performance Chemicals. This business unit recently announced $0.03 per pound price increases to improve margins. Additionally, global coated paper demand remains depressed. In Decorative & Building Products, new commercial construction activity is down 10-15% versus last year, and office, hotel, and hospitality refurbishment demand remains weak. The Company has taken actions to further reduce costs to improve future performance. Additionally, new product introductions and program wins are expected to generate increased sales during the remainder of the year. Management believes that these actions strongly position the Company for improved financial performance when demand in OMNOVA’s markets recovers.

The Company expects its positive year-over-year trend in operating profit and earnings per share to continue throughout 2002 and currently anticipates full-year earnings per share from operations of $0.33 to $0.40 versus $0.10 in 2001.

Financial Resources and Capital Spending

Cash flow provided by operating activities for the first six months of fiscal 2002 was $5 million as compared to cash flow used by operations of $35 million in the first six months of 2001. The change was primarily due to improved results from its businesses and aggressive cost reductions taken during the period. For the first six months of 2002, $2 million was used for investing activities consisting of $5 million for capital expenditures offset by the proceeds of $3 million from the sale of a closed facility. During the first six months of 2001, $13 million was used for investing activities primarily for capital expenditures. For the first six months of 2002, $3 million was used for financing activities to reduce existing debt. For the same period a year ago, cash flow provided by financing activities was $44 million to fund current operations and capital expenditures.

As described in Note G, the Company has an amended secured $240 million revolving credit facility which expires in September 2004. At May 31, 2002, the unused and available balance under this Facility was $86.6 million. The Company pays a variable commitment fee, which is currently 40 basis points, on the unused balance. Interest rates are variable, primarily based on LIBOR and were at an average rate of 4.0 percent at May 31, 2002. The Facility is available for working capital, capital expenditures and acquisition needs.

Based upon current and anticipated levels of operations and plans for integrating recent acquisitions, management believes that cash flow from operations, combined with borrowings that are available under the credit facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next twelve months. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may make. The Company’s ability to meet its current and anticipated operating requirements will be dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including some factors beyond the Company’s control. Depending on the nature, size and timing of future acquisitions, the Company may be required to raise additional financing. Currently, substantially all of the debt of OMNOVA Solutions bears interest at variable rates; therefore, its liquidity and financial condition are and will continue to be affected by changes in prevailing interest rates.

Significant Accounting Policies and Management Judgments

Inherent in the Company’s results of operations are certain estimates, assumptions and judgements including assumed rates for customer defaults on payments, inventory turnover, roofing system repair or replacement obligations and an assumed rate of return on invested pension assets. The Company maintains reserves for bad debts, inventory obsolescence and warranty claims that are reasonable and that are based on the Company’s historical experience and current expectations for future performance of operations. In addition, the Company provides a valuation allowance against its net deferred tax assets due to the uncertainty in recovery of such assets.

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

As of May 31, 2002, the Company had approximately $56.2 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2021 and other temporary differences for which a valuation allowance of $56.2 million has been provided.

Environmental Matters

OMNOVA Solutions’ policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions’ Condensed Consolidated Balance Sheet as of May 31, 2002 reflects environmental reserves of $0.9 million. Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements concerning trends and other forward-looking information affecting or relating to the Company and its industries. These statements are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by the use of forward-looking terms such as “could”, “may”, “will”, “expects”, “believes”, “anticipates”, “plans”, “intends”, “estimates”, “projects”, “targets”, “forecasts”, “seeks” or similar terms. Forward-looking statements address the Company’s business, results of operations and financial condition, and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which the Company operates and management’s beliefs and assumptions about these economies and markets. In addition to certain contingency matters and their respective cautionary statements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001, the Forward-Looking Statements section of this Management’s Discussion and Analysis indicates there are many risks and uncertainties that could cause actual results or outcomes to differ materially from those described in the forward-looking statements, some of which are beyond the Company’s control, including inherent economic risks and changes in prevailing governmental policies and regulatory actions.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company’s long-term debt, which is under the amended revolving credit facility described in Note G to the Consolidated Financial Statements, matures in the year 2004 and is variable. The average variable interest rate applicable to this debt was 4.0 percent as of May 31, 2002. Since the Company’s long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in the Condensed Consolidated Balance Sheet, the Company has experienced an accumulated loss of $0.3 million as of May 31, 2002 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

On October 12, 2000, a group of hourly retirees filed a class action in Federal District Court against OMNOVA and GenCorp seeking, among other things, certain retiree medical benefits. The OMNOVA Solutions Hourly Retiree Medical Plan (OMNOVA Plan) was established at the time of the spin-off and is substantially identical to the current GenCorp Hourly Retiree Medical Plan. The GenCorp Plan was modified in 1994 to provide for contributions by retirees after Plan costs exceed certain levels. The plaintiffs challenged the establishment of the OMNOVA Plan and seek, among other things, modification of the OMNOVA Plan to eliminate participant contributions or to provide for pre-1994 GenCorp benefit terms. The putative class encompasses all eligible hourly retirees formerly represented by the United Rubber Workers or United Steel Workers of America. The Unions, however, are not party to the suit, and have previously agreed not to support such litigation. OMNOVA believes that it has meritorious defenses and intends to vigorously defend these claims. If OMNOVA does not prevail in this case, it is currently anticipated that OMNOVA’s liability for retiree health care would increase approximately $52.0 million from $54.0 million to $106.0 million and retiree medical expense would increase approximately $10.0 million from $3.9 million to $13.9 million annually. In May 2002, the Plaintiffs voluntarily dismissed certain portions of their case. The Court is now requiring both parties to file motions for summary judgement, with a decision expected on these motions in 2003.

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

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on April 4, 2002, holders of OMNOVA Solutions Common Stock elected Edward P. Campbell, David A. Daberko and William R. Seelbach as directors to serve a three year term expiring in 2005.

Shareholders also ratified the Board of Directors’ appointment of Ernst & Young LLP as the Company’s independent auditors for 2002 and approved an amendment to the OMNOVA Solutions’ 1999 Equity and Performance Incentive Plan to increase the number of shares available under the plan by 1,700,000 shares.

Following is the final result of the votes cast:

a)  Election of Directors:

	For	Withheld	Broker Nonvotes
Edward P. Campbell	36,598,223	908,400	-0-
David A. Daberko	37,180,478	326,145	-0-
William R. Seelbach	37,165,567	341,056	-0-

b)  Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent auditors:

For: 36,377,145	Against: 1,045,551	Abstain: 83,927	Broker Nonvotes: -0-

c)  Amendment of the OMNOVA Solutions’ 1999 Equity and Performance Incentive Plan:

For: 30,607,635	Against: 6,583,893	Abstain: 315,095	Broker Nonvotes: -0-

Item 6.     Exhibits and Reports on Form 8–K

a)  Exhibits

OMNOVA Solutions Inc. Amended and Restated 1999 Equity and Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated February 22, 2002, as filed with the Commission on February 19, 2002 (File No. 1-15147)).

b)  Reports on Form 8-K

OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

By:	/s/ M. E. HICKS
M. E. Hicks Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer)

Date July 10, 2002

By:	/s/ J. C. LEMAY
J. C. LeMay Senior Vice President, Business Development; General Counsel (Duly Authorized Officer)

Date July 10, 2002