Form 10-Q
period 2002-08-31
OMNOVA SOLUTIONS INC
filed 2002-10-15
CIK 1090061

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 2002            Commission File Number 1-15147
                     ----------------                                   -------

                              OMNOVA Solutions Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)



               Ohio                                      34-1897652
    -------------------------               ------------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)



                    175 Ghent Road Fairlawn, Ohio       44333-3300
                    ----------------------------------------------
               (Address of principal executive offices) (Zip Code)



        Registrant's telephone number, including area code (330) 869-4200
                                                           --------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__
                                       ---

At September 30, 2002, there were 39,743,906 outstanding shares of OMNOVA Solutions' Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Table of Contents

Part I. Financial Information                                                   Page No.
                                                                                --------
      Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Statements of Operations -
              Three Months and Nine Months Ended August 31, 2002 and 2001            -3-

              Condensed Consolidated Balance Sheets -
              August 31, 2002 and November 30, 2001                                  -4-

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended August 31, 2002 and 2001                             -5-

              Notes to the Unaudited Interim Condensed Consolidated
              Financial Statements as of August 31, 2002                             -6-

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   -13-

      Item 3. Quantitative and Qualitative Disclosure About Market Risk             -17-

      Item 4. Controls and Procedures                                               -17-

Part II. Other Information

      Item 1. Legal Proceedings                                                     -18-

      Item 6. Exhibits and Reports on Form 8-K                                      -18-

Signatures                                                                          -19-

Certifications                                                                      -20-

Part I. Financial Information

Item 1. Financial Statements

                              OMNOVA SOLUTIONS INC.

                 Condensed Consolidated Statements of Operations
                  (Dollars in Millions, Except Per-Share Data)
                                   (Unaudited)

                                                                              Three Months Ended          Nine Months Ended
                                                                                  August 31,                   August 31,
                                                                         ---------------------------   -------------------------
                                                                              2002          2001           2002          2001
                                                                              ----          ----           ----          ----
Net Sales                                                                  $    177.6    $    199.9     $    508.9    $    555.2

Costs and Expenses
Cost of products sold                                                           132.3         146.3          367.5         412.4
Selling, general and administrative                                              35.0          36.7          106.1         107.7
Depreciation and amortization                                                     7.3           8.5           21.8          26.3
Interest expense                                                                  1.7           3.8            6.1          11.0
Other (income) expense, net                                                       1.0            .3            2.7            .8
Unusual and nonrecurring items - (income) expense                                 (.2)           --           (2.2)         16.5
                                                                           ----------    ----------     ----------    ----------
                                                                                177.1         195.6          502.0         574.7
                                                                           ----------    ----------     ----------    ----------
Income (Loss) Before Income Taxes                                                  .5           4.3            6.9         (19.5)
Income tax provision (benefit)                                                     --           1.7             .4          (7.8)
                                                                           ----------    ----------     ----------    ----------
Income (Loss) Before Cumulative Effect of Accounting Change                        .5           2.6            6.5         (11.7)
Cumulative Effect of Accounting Change                                             --           --          (142.5)           --
                                                                           ----------    ----------     ----------    ----------
Net Income (Loss)                                                          $       .5    $      2.6     $   (136.0)   $    (11.7)
                                                                           ==========    ==========     ==========    ==========

Per Share Data:
Basic earnings (loss) per common share:
     Before cumulative effect of accounting change                         $      .01    $      .06     $      .17    $     (.30)
     Cumulative effect of accounting change                                        --            --          (3.60)           --
                                                                           ----------    ----------     ----------    ----------
     Net income (loss)                                                     $      .01    $      .06     $    (3.43)   $     (.30)
                                                                           ==========    ==========     ==========    ==========

Diluted earnings (loss) per common share:
     Before cumulative effect of accounting change                         $      .01    $      .06     $      .17    $     (.30)
     Cumulative effect of accounting change                                        --            --          (3.60)           --
                                                                           ----------    ----------     ----------    ----------
     Net income (loss)                                                     $      .01    $      .06     $    (3.43)   $     (.30)
                                                                           ==========    ==========     ==========    ==========

Average shares outstanding (in millions)
     - Basic                                                                     39.7          39.6           39.6          39.6
     - Diluted                                                                   39.9          39.8           39.6          39.6

Cash dividends declared                                                    $       --    $       --     $       --    $      .10

See notes to the unaudited interim condensed consolidated financial statements.

                              OMNOVA SOLUTIONS INC.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                          August 31,     November 30,
                                                                                               2002             2001
                                                                                         ----------      -----------
                                                                                            (Dollars in millions)
ASSETS:
Current Assets
Cash and cash equivalents                                                                 $     8.6        $     8.5
Accounts receivable, net                                                                       51.5             51.9
Inventories                                                                                    55.2             56.7
Deferred income taxes, net                                                                     12.5             12.8
Prepaid expenses and other                                                                      3.8              4.9
                                                                                          ---------        ---------
     Total Current Assets                                                                     131.6            134.8

Property, plant and equipment, net                                                            199.1            208.9
Goodwill, net                                                                                  41.1            142.7
Patents and other intangible assets, net                                                       36.4             77.4
Prepaid pension                                                                                54.1             49.1
Other assets                                                                                   28.6             26.2
                                                                                          ---------        ---------
     Total Assets                                                                         $   490.9        $   639.1
                                                                                          =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities
Notes payable                                                                             $     2.0        $     3.5
Accounts payable                                                                               92.3             92.2
Accrued payroll and personal property taxes                                                    13.9             15.2
Other current liabilities                                                                      14.7             15.1
                                                                                          ---------        ---------
     Total Current Liabilities                                                                122.9            126.0

Long-term debt                                                                                146.5            157.8
Postretirement benefits other than pensions                                                    50.8             50.5
Deferred income taxes                                                                          11.7             14.4
Other liabilities                                                                              12.2             12.3

Shareholders' Equity
Preference stock - $1.00 par value; 15 million shares authorized;
     none outstanding                                                                            --               --
Common stock - $0.10 par value; 135 million shares authorized;
     41.8 million shares outstanding                                                            4.2              4.2
Additional contributed capital                                                                309.4            308.7
Retained deficit                                                                             (148.5)           (12.5)
Accumulated other comprehensive loss                                                           (4.4)            (8.2)
Treasury stock at cost; 2.2 million shares                                                    (13.9)           (14.1)
                                                                                          ---------        ---------
     Total Shareholders' Equity                                                               146.8            278.1
                                                                                          ---------        ---------
     Total Liabilities and Shareholders' Equity                                           $   490.9        $   639.1
                                                                                          =========        =========

See notes to the unaudited interim condensed consolidated financial statements.

                              OMNOVA SOLUTIONS INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   August 31,
                                                                                               ------------------
                                                                                               2002          2001
                                                                                               ----          ----
                                                                                             (Dollars in millions)
Operating Activities
Net loss                                                                                    $  (136.0)    $   (11.7)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
  Cumulative effect of accounting change                                                        142.5            --
  Unusual and nonrecurring items                                                                 (3.0)         23.9
  Depreciation, amortization and (gain)/loss on sale of fixed assets                             22.1          16.0
  Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
     Current assets                                                                               4.1         (31.9)
     Current liabilities                                                                         (1.5)        (20.5)
     Other noncurrent assets                                                                     (7.5)         (9.7)
     Other noncurrent liabilities                                                                (1.9)          7.9
                                                                                            ---------     ---------
        Net Cash Provided By (Used In) Operating Activities                                      18.8         (26.0)

Investing Activities
Capital expenditures                                                                             (7.7)        (15.3)
Business acquisitions/divestitures                                                                 .8           (.5)
                                                                                            ---------     ---------
           Net Cash Used In Investing Activities                                                 (6.9)        (15.8)

Financing Activities
Long-term debt incurred                                                                          75.0         107.7
Long-term debt paid                                                                             (86.3)        (62.0)
Net short-term debt paid                                                                         (1.5)         (6.0)
Dividends paid                                                                                     --          (4.0)
Other                                                                                              .7           (.6)
                                                                                            ---------     ---------
           Net Cash (Used In) Provided By Financing Activities                                  (12.1)         35.1
Effect of exchange rate changes on cash                                                            .3            .1
                                                                                            ---------     ---------
Net Increase (Decrease) in Cash and Equivalents                                                    .1          (6.6)
Cash and equivalents at beginning of year                                                         8.5          11.7
                                                                                            ---------     ---------
           Cash And Equivalents At End Of Period                                            $     8.6     $     5.1
                                                                                            =========     =========

Cash paid for interest was $6.4 million for the nine months ended August 31, 2002. No cash was paid for income taxes for the nine months ended August 31, 2002. Cash paid for interest and income taxes was $10.4 million and $1.4 million, respectively, for the nine months ended August 31, 2001.

See notes to the unaudited interim condensed consolidated financial statements.

                              OMNOVA SOLUTIONS INC.
   NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2002

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

   All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the nine month periods ended August 31, 2002 and 2001 have been reflected. The results of operations for the nine month period ended August 31, 2002 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

   SFAS No. 142 requires that indefinite lived intangibles be tested for impairment and that goodwill be tested for impairment at the reporting unit level at the date of adoption and at least annually thereafter. Goodwill is tested utilizing a two step methodology. The Company determines the fair value of any indefinite lived intangible assets, compares it to its carrying value and records an impairment loss if the carrying value exceeds its fair value. After recording any impairment losses for the indefinite lived intangible assets, the Company is required to determine the fair value of each reporting unit and compare it to its carrying value, including goodwill, of such unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured during the second step, which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

   As part of adopting this standard as of December 1, 2001, the Company evaluated the impairment of indefinite lived intangibles and completed step one of the test for goodwill impairment during the first quarter of 2002 for each of its reporting units. The Company determined that the Decorative Products reporting unit had indefinite lived intangible assets that were impaired by $38.5 million and that the carrying value of the Performance Chemicals reporting unit exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows and comparative market analysis. Given the indication of a potential impairment, the Company completed step two for the Performance Chemicals reporting unit, which resulted in an impairment loss for goodwill of $104 million. In total, a transitional impairment loss of $142.5 million, or $3.60 per basic and diluted earnings per share, was recognized as the cumulative effect of an accounting change in the quarter ended February 28, 2002. Due to the Company's cumulative loss position over the past three years, a valuation allowance was provided on the domestic net deferred tax asset created as a result of this accounting change. The impairment loss resulted primarily from a change in the criteria for the measurement of an impairment loss from an undiscounted cash flow model, a method required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to a discounted cash flow and market multiples of earnings, a method required by SFAS No. 142 and the development of a purchase price allocation for the assets and liabilities of the reporting unit. The transitional impairment loss is a one-time noncash charge and will not have an effect on the Company's business activities. As of August 31, 2002, the Company has $54.4 million of goodwill and indefinite lived intangible assets which must be tested annually going forward.

   Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following sets forth a reconciliation of net income and earnings per share information for the three and nine month periods ended August 31, 2002 and 2001, adjusted for the nonamortization provisions of SFAS No. 142:

Reconciliation of Net Income and Earnings Per Share

                                                                                         Three Months Ended     Nine Months Ended
                                                                                             August 31,              August 31,
(Dollars in millions, except per share data)                                              2002        2001        2002        2001
                                                                                       --------------------    --------------------
Reported income (loss) before cumulative effect of change in accounting principle        $    .5    $   2.6      $   6.5    $ (11.7)
Add back goodwill and indefinite lived intangible asset amortization, net of tax              --         .8           --        2.6
                                                                                         -------    -------      -------    --------
Adjusted income (loss) before cumulative effect of change in accounting principle        $    .5    $   3.4      $   6.5    $  (9.1)
Cumulative effect of change in accounting principle                                           --         --       (142.5)        --
                                                                                         -------    -------      -------    --------
Net income (loss) applicable to shareholders                                             $    .5    $   3.4      $(136.0)   $  (9.1)
                                                                                         =======    =======      =======    ========
Basic and Diluted earnings per share:
Reported income (loss) before cumulative effect of change in accounting principle
     applicable to common shareholders                                                   $   .01    $   .06      $   .17    $  (.30)
Add back goodwill and trademark amortization, net of tax                                      --        .02           --        .07
                                                                                         -------    -------      -------    -------
Adjusted income (loss) before cumulative effect of change in accounting principle
     applicable to common shareholders                                                   $   .01    $   .08      $   .17    $  (.23)
Cumulative effect of change in accounting principle                                           --         --        (3.60)        --
                                                                                         -------    -------      -------    -------
Adjusted income (loss) applicable to shareholders                                        $   .01    $   .08      $ (3.43)   $  (.23)
                                                                                         =======    =======      =======    =======

Weighted average shares (in millions):
  Basic                                                                                     39.7       39.6         39.6       39.6
  Effect of dilutive stock options                                                            .2         .2           --         --
                                                                                         -------    -------      -------    -------
  Diluted                                                                                   39.9       39.8         39.6       39.6
                                                                                         =======    =======      =======    =======

   The changes in the carrying amount of goodwill and indefinite lived intangible assets for the nine months ended August 31, 2002 are as follows:

                                                                       Transitional
                                                       Balance          Impairment                              Balance
(Dollars in millions)                             November 30, 2001       Charge            Adjustments     August 31, 2002
                                                  -----------------       ------            -----------     ---------------
Goodwill
Decorative & Building Products                       $     38.7         $       --            $  2.4           $   41.1
Performance Chemicals                                     104.0             (104.0)               --                 --
                                                     ----------         ----------            ------           --------
                                                     $    142.7         $   (104.0)           $  2.4           $   41.1
Decorative & Building Products' trademarks                 51.8              (38.5)               --               13.3
                                                     ----------         ----------            ------           --------
                                                     $    194.5         $   (142.5)           $  2.4           $   54.4
                                                     ==========         ==========            ======           ========

   The following table displays the intangible assets that continue to be subject to amortization and aggregate amortization expense as well as intangible assets not subject to amortization as of August 31, 2002 and November 30, 2001:

                                                                                 As of August 31, 2002
                                                            -----------------------------------------------------------
                                                              Gross Carrying         Accumulated         Net Carrying
      (Dollars in millions)                                       Amount            Amortization            Amount
                                                                  ------            ------------            ------
      Amortized intangible assets
           Patents                                               $    8.3             $   (3.3)            $    5.0
           Trademarks                                                 8.0                 (2.4)                 5.6
           Other                                                     18.1                 (5.6)                12.5
                                                                 --------             --------             --------
                                                                 $   34.4             $  (11.3)            $   23.1
                                                                 ========             ========             ========
      Unamortized intangible assets
           Trademarks                                            $   13.3             $     --             $   13.3
           Goodwill                                                  41.1                   --                 41.1
                                                                 --------             --------             --------
                                                                 $   54.4             $     --             $   54.4
                                                                 ========             ========             ========

                                                                                As of November 30, 2001
                                                            -----------------------------------------------------------
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
                                                                 ========             =========            ========

   Amortization expense for intangible assets subject to amortization was $2.3 million for the nine months ended August 31, 2002, and is estimated to be approximately $3.0 million annually for the next five fiscal years.

Note C - Acquisitions and Other Matters

    On April 24, 2001 the Company entered into an agreement to acquire certain product lines and assets of Decorative Surfaces International, Inc. (DSI). During the second half of 2001, the Company completed the acquisition of certain inventory and production equipment for consideration of $6.3 million in interest bearing promissory notes. On March 8, 2002, the Company completed the acquisition of certain additional assets of DSI for consideration of $2.0 million in interest bearing notes. The acquisition expanded the Company's wallcovering, decorative laminates and industrial films product lines. Promissory notes in the amount of $6.3 million were repaid on May 29, 2002 and promissory notes in the amount of $2.0 million were repaid on July 22, 2002 with funds provided by the Company's revolving credit facility. The acquisition has been accounted for using the purchase method and has been incorporated in OMNOVA Solutions' results of operations since May 2001.

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

    As a result of the restructuring plan implemented in the second quarter of 2001, a nonrecurring charge of $16.5 million ($9.9 million net of tax, or $0.25 per diluted share) was recorded. The charge primarily related to the closure of the Company's Greensboro, North Carolina facility (Performance Chemicals segment) and workforce reductions. The implementation of these actions resulted in the reduction of approximately 90 employees in the Performance Chemicals segment and Corporate Headquarters. The $16.5 million nonrecurring charge consisted of $1.2 million for inventory write-downs included in cost of products sold, $8.5 million in fixed asset write-downs and $2.0 million of shut down costs related to the Greensboro facility, and $4.8 million for severance and additional pension expense related to workforce reductions in the Performance Chemicals segment and Corporate Headquarters. As of August 31, 2002, severance benefits had been fully utilized, $1.6 million of shut down costs had been utilized, and the Company had remaining reserves of approximately $0.4 million for shut down costs. The restructuring is expected to be substantially complete by the end of fiscal year 2002. In addition, the Company recorded $2.2 million primarily for anticipated legal settlements of which a reserve of $1.3 million remains, including a $0.2 million reversal of the reserve in the third quarter of 2002. For the nine months ended August 31, 2002, the Company recognized unusual and nonrecurring income of $2.2 million primarily related to the sale of its Greensboro facility.

Note E - Accounts Receivable Sale

    The Company maintains a receivable backed commercial paper program. The program is a receivables securitization transaction among OMNOVA Receivables Corporation, as Seller, OMNOVA Solutions Inc., as Originator and Servicer, Bank One, NA, as the Financial Institution and Agent, and Falcon Asset Securitization Corporation, a special purpose entity administered by Bank One, NA. Under the program, the Company may sell up to $60 million of trade receivables through its wholly-owned subsidiary, OMNOVA Receivables Corp., a qualifying special-purpose entity (SPE). At August 31, 2002, the program was utilized for $52.6 million. At November 30, 2001, the program was fully utilized. The allowance for doubtful accounts has been retained on the Company's Consolidated Balance Sheets. The sale was reflected as a reduction of trade accounts receivable and the related recurring costs of the program were recorded as other expense in the Consolidated Statements of Operations and totaled $0.4 million and $0.7 million for the quarters ended August 31, 2002 and 2001, respectively. Costs of the program totaled $1.1 million and $2.6 million for the nine month periods ended August 31, 2002 and 2001, respectively. The proceeds from the sale were used to reduce borrowings under committed lines of credit. The Company retains the servicing responsibilities for the receivables. This program is accounted for as a sale of receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The program is scheduled to expire in June of 2003.

Note F - Inventories

    Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management's judgements of expected year-end inventory levels. Components of inventory are as follows:

                                                               August 31,     November 30,
          (Dollars in millions)                                   2002            2001
                                                              -------------  ---------------
         Raw materials and supplies                             $    18.7       $   22.2
         Work-in-process                                              4.3            2.9
         Finished products                                           60.9           61.1
                                                                ---------       --------
         Approximate replacement cost of inventories                 83.9           86.2
         LIFO reserve                                               (18.1)         (18.1)
         Other reserves                                             (10.6)         (11.4)
                                                                ---------       --------
              Inventories                                       $    55.2       $   56.7
                                                                =========       ========

Note G - Long-Term Debt and Credit Lines

    On April 12, 2001, the Company entered into an amended, secured $240 million revolving credit facility (Facility) which expires in September 2004. The Facility is collateralized by substantially all of the Company's assets. The Company pays a variable commitment fee, which is currently 40 basis points, on the unused balance. At August 31, 2002, the unused and available balance under the Facility was $91.6 million. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 4.0 percent at August 31, 2002. The Facility contains a provision that allows for a swing line of credit for up to $10 million for daily funding requirements, which was utilized for $2.0 million at August 31, 2002. The interest rate on the swing line of credit is variable, primarily based on the prime interest rate, and was 5.25 percent at August 31, 2002. The Company had outstanding letters of credit totaling $3.4 million at August 31, 2002.

    The Facility contains various debt and investment restrictions and provisions. The Company was required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 3.75 to 1.00 and maintain a consolidated interest coverage ratio (EBITDA/Interest) of at least 2.75 to 1.00 for the quarter ended August 31, 2002. The Company was also required to maintain a minimum net worth of $260 million excluding the effects of adopting SFAS No. 142. The Company was in compliance with all of its covenants at August 31, 2002.

    On September 13, 2002, the Company amended its $240 million Facility. Pursuant to this amendment, the Facility was reduced to $200 million and certain debt covenants were amended. The Company is required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 4.75 to 1.00 for the quarters ending November 30, 2002 and February 28, 2003, less than 3.75 to 1.00 for the quarter ending May 31, 2003, and less than 3.25 to 1.00 for the quarter ending August 31, 2003 and thereafter. Additionally, the Minimum Consolidated Interest Coverage Ratio was amended to 3.00 to 1.00 for November 30, 2002 and thereafter.

Note H - Comprehensive Income

    The components of total comprehensive income (loss) were as follows:

                                                                   Three Months Ended        Nine Months Ended
                                                                       August 31,                August 31,
(Dollars in millions)                                              2002          2001        2002         2001
                                                                ----------------------    ----------------------
Net Income (Loss)                                                $      .5    $    2.6    $   (136.0)    $  (11.7)
Foreign currency translation adjustment, net of tax                    4.1         (.2)          3.8         (1.2)
                                                                 ---------    --------    ----------     --------
Comprehensive Income (Loss)                                      $     4.6    $    2.4    $   (132.2)    $  (12.9)
                                                                 =========    ========    ==========     ========

Note I - Contingencies

     On October 12, 2000, a group of hourly retirees filed a purported class action lawsuit in Federal District Court against GenCorp Inc. and OMNOVA Solutions, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees formerly represented by the United Rubber Workers. Recently, plaintiffs have voluntarily dismissed certain claims that were based on breach of fiduciary duty and estoppel theories and have filed a motion for summary judgment specifying the basis for liability as the breach of certain GenCorp labor agreements, which expired in the mid-1990's. The GenCorp Hourly Retiree Medical Plan (the "GenCorp Plan") was established in 1993, and from 1993 to 1996 virtually all eligible GenCorp retirees stopped receiving retiree medical benefits under the GenCorp labor agreements and elected retiree medical coverage under the GenCorp Plan. At the time of the spin-off of OMNOVA in 1999, the OMNOVA Solutions Hourly Retiree Medical Plan (the "OMNOVA Plan") was established providing for retiree medical benefits identical to the benefits specified in the GenCorp Plan. At the spin-off, the OMNOVA Plan began paying these specified benefits which had previously been paid under the GenCorp Plan in respect of certain retirees from locations included in the spin-off.

     OMNOVA believes that it is not a proper party to this lawsuit as it is not a signatory to the GenCorp labor agreements on which plaintiffs' remaining claims rely. OMNOVA has filed a motion for summary judgment on the basis that, among other things, it is not a proper party to the lawsuit. Based on the recent dismissal of certain claims by the plaintiffs and the nature of the plaintiffs' remaining claims, OMNOVA believes it has meritorious defenses and that the likelihood that it will incur any liability in this matter is remote.

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

Note J - Segments

    The Company operates two business segments, Decorative & Building Products and Performance Chemicals. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations. Decorative & Building Products designs, manufactures and markets a comprehensive line of decorative and functional surface products including commercial wallcovering, coated fabrics, printed and surface laminates, industrial films, transfer printed products and commercial roofing. These products are used in numerous applications including commercial building refurbishment, new construction, furniture, transportation, cabinets, home furnishings and manufactured housing. The Performance Chemicals segment manufactures a broad line of emulsion polymers and specialty chemicals used as coatings, binders, adhesives, and additives for paper, carpet, textiles and nonwovens, construction, floor care and various other specialty chemical applications.

    Segment operating profit represents net sales less applicable costs, expenses and provisions for unusual and nonrecurring items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual and nonrecurring items, interest expense and income taxes. For 2001, corporate expenses allocated to the business segments were adjusted by $0.7 million and $2.2 million, respectively, for the three and nine month periods ended August 31, 2001 to better reflect costs related to the business segments and for comparability to 2002. No one customer accounted for 10 percent or more of consolidated sales.

The following table sets forth a summary of operations for the three and nine month periods ended August 31, 2002 and 2001 by segment and a reconciliation to consolidated income (loss) before taxes:

                                                     Three Months Ended           Nine Months Ended
                                                          August 31,                    August 31,
(Dollars in millions)                                 2002          2001          2002          2001
                                                 ---------     ---------    ----------    ----------
Net Sales
Decorative & Building Products                   $   101.5     $   116.2    $    286.5    $    311.5
Performance Chemicals                                 76.1          83.7         222.4         243.7
                                                 ---------     ---------    ----------    ----------
                                                 $   177.6     $   199.9    $    508.9    $    555.2

Income
Decorative & Building Products                   $     1.1     $     2.5    $      2.7    $      9.2
Performance Chemicals                                  3.2           8.4          16.2           9.1
Unusual and nonrecurring items                          .2            --           1.9         (13.7)
                                                 ---------     ---------    ----------    ----------
Segment Operating Profit                               4.5          10.9          20.8           4.6
Interest expense                                      (1.7)         (3.8)         (6.1)        (11.0)
Corporate other income and (expense), net             (1.6)         (1.5)         (4.4)         (4.8)
Corporate expenses                                     (.7)         (1.3)         (3.7)         (4.3)
Unusual and nonrecurring items                          --            --            .3          (4.0)
                                                 ---------     ---------    ----------    ----------
Income (Loss) before taxes                       $      .5     $     4.3    $      6.9    $    (19.5)
                                                 =========     =========    ==========    ==========

Note K - Subsequent Event

    On September 13, 2002, the Company amended its $240 million Facility. Pursuant to this amendment, the Facility was reduced to $200 million and certain debt covenants were amended. The Company is required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 4.75 to 1.00 for the quarters ending November 30, 2002 and February 28, 2003, less than 3.75 to 1.00 for the quarter ending May 31, 2003, and less than 3.25 to 1.00 for the quarter ending August 31, 2003 and thereafter. Additionally, the Minimum Consolidated Interest Coverage Ratio was amended to 3.00 to 1.00 for the November 30, 2002 and thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations Three and Nine Months Ended August 31, 2002 and 2001

    Net sales decreased 11 percent in the third quarter of 2002 to $177.6 million compared to $199.9 million during the same period a year ago. The Company's Decorative & Building Products business segment experienced a 13 percent revenue decline, while the Performance Chemicals business segment declined 9 percent. The decline in sales was attributable to slowing market demand in the markets in which the Company's businesses operate. Similarly for the nine months ended August 31, 2002, sales declined to $508.9 million from $555.2 million for the same period in the prior year.

    The Company had a segment operating profit of $4.5 million for the third quarter of 2002, versus an operating profit of $10.9 million for the third quarter of 2001. The decrease in operating profit resulted from lower sales volume, higher raw material costs and higher health care expenses. Segment operating profit was favorably impacted by unusual and nonrecurring items in the third quarter of 2002 by $0.2 million. For the nine month period ended August 31, 2002, operating profit increased to $20.8 million compared to $4.6 million in 2001. Segment operating profit was impacted by unusual and nonrecurring items favorably in 2002 by $1.9 million and unfavorably in 2001 by $13.7 million. The unusual and nonrecurring items in both periods related primarily to the shutdown and sale of a manufacturing facility. Excluding unusual and nonrecurring items, segment income increased to $18.9 million for the nine month period ended August 31, 2002 from $18.3 million in the same period in 2001. The increase in year to date operating profit was a result of moderating key raw material prices in the first half of the fiscal year.

    Net sales in the Decorative & Building Products business segment during the third quarter of 2002 decreased 13 percent to $101.5 million compared to $116.2 million in the third quarter of 2001. Decorative & Building Products' operating profit declined to $1.1 million, with operating margins of 1.1 percent for the third quarter of 2002 versus operating profit of $2.5 million and operating margins of 2.2 percent in the third quarter of 2001. Operating profit was impacted by lower sales volume, lower pricing in building products and wallcovering, and higher health care expenses. Similarly, for the nine month period ended August 31, 2002, total operating profit decreased to $2.7 million compared to $9.2 million for the same period a year ago.

    The significant sales decline in the third quarter of 2002 versus the same period last year was due in part to lower single-ply roofing membrane activity in both the new commercial construction and refurbishment markets. Global wallcovering sales also contributed to the decline as a result of higher vacancy rates in corporate and professional office real estate and lower occupancy rates in the hospitality industry. Coated fabrics sales declined modestly during the quarter due to weak furniture demand while sales of decorative laminates were flat versus last year, aided by contract wins and new product introductions.

    During the quarter, the Company received its first orders on several recently introduced products, including Surf(x)(TM) decorative laminates and Endurion(TM) upholstery fabrics. Surf(x)(TM) laminates are a cost effective replacement for high pressure laminates that offer the added benefit of greater design flexibility for three-dimensional applications such as rounded corners and curved edges on office furniture and display fixtures, and Endurion(TM) fabrics offer comfortable materials that have long-lasting cleanability and exceptional stain resistance for heavy-traffic environments such as the hospitality and health care markets.

Results of Operations Three and Nine Months Ended August 31, 2002 and 2001 (Continued)

    Net sales in the Performance Chemicals business segment during the third quarter of 2002 decreased 9 percent to $76.1 million versus $83.7 million in the third quarter of 2001, due to weaker sales in paper coatings driven by lower print advertising market demand and the closure of one customer mill due to paper industry consolidation. Sales to the carpet industry increased year over year due to market share increases and new product introductions. In the specialty chemicals markets, sales of polymers to floor care and coatings customers were up, while other product line sales were flat to down. Operating profit totaled $3.2 million in the quarter as compared to operating profit of $8.4 million in the third quarter of 2001. Operating margins were 4.2 percent for the quarter versus 10.0 percent during the same period last year. Operating profit was negatively impacted by rapidly escalating raw material costs for styrene and butadiene, lower average unit selling prices, and higher health care expenses. To partially offset increasing raw material costs, Performance Chemicals has initiated price increases in the paper and carpet markets which will be phased in over the next few months. For the nine months ended 2002, operating profit increased to $16.2 million compared to $9.1 million for the same period one year ago. The increase resulted primarily from moderating key raw material prices in the first half of 2002.

    Products introduced in late 2001 are gaining acceptance in several of the Performance Chemicals business segment's markets, including floor care, carpet and specialties. Some applications utilize the Company's proprietary and environmentally preferred PolyFox(TM) fluorochemical technology.

    Interest expense declined 55 percent to $1.7 million for the third quarter of 2002 compared to $3.8 million for the same period one year ago. The decrease resulted from lower average borrowing rates and average lower debt levels achieved through focused cost reduction plans and actions that improve cash flows. Similarly, for the nine month period ending August 31, 2002 interest expense decreased to $6.1 million from $11.0 million for the same period in 2001.

    Effective December 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). In accordance with this statement, the Company ceased amortization of all goodwill and indefinite lived intangible assets. During 2001, operating profit included additional amortization expenses of $1.3 million and $4.4 million, for the three and nine month periods ended August 31, 2001, respectively, and reduced net earnings by $0.8 million ($.02 per diluted share) and $2.6 million ($.07 per diluted share) for the same periods.

    Because of current operating performance, the Company began to reverse a portion of the previously established tax valuation allowance related to the net deferred tax assets created in the first quarter of 2002 with the adoption of SFAS No. 142. The Company's effective tax rate decreased from 40 percent for the nine months ended August 31, 2001 to 6 percent for the nine months ended August 31, 2002, resulting in an improvement to net income of approximately $2.4 million or $.06 per diluted share.

    During the nine months ended August 31, 2002, the Company also completed the transitional review for goodwill impairments required under this new accounting pronouncement. The review indicated that goodwill recorded in the Performance Chemicals segment was impaired as of December 1, 2001. Accordingly, the Company measured and recognized a transitional goodwill impairment loss of $104 million. In addition, the review also indicated that intangible assets with indefinite useful lives in the Decorative & Building Products segment were impaired by $38.5 million. Upon adoption of SFAS 142, the Company recorded a total noncash charge of $142.5 million (net loss per share of $3.60) as a cumulative effect of a change in accounting principle, effective December 1, 2001, in its statement of operations for the nine months ended August 31, 2002.

Outlook

    The Company expects full-year diluted earnings per share from continuing operations excluding unusual items of $0.07 to $0.12 versus $0.10 in 2001 driven by higher raw material costs and weak market demand. The previous estimate for 2002 earnings per share was a range of $0.33-$0.40.

Financial Resources and Capital Spending

    Cash flow provided by operating activities for the first nine months of fiscal 2002 was $18.8 million as compared to cash flow used by operations of $26.0 million in the first nine months of 2001. The change was primarily due to aggressive cost reductions and cash management actions taken during the period and improved results from the Company's businesses. For the first nine months of 2002, $6.9 million was used for investing activities consisting of $7.7 million for capital expenditures and $2.0 million for an acquisition, offset by proceeds of $2.8 million from the sale of a closed facility. During the first nine months of 2001, $15.8 million was used for investing activities primarily for capital expenditures. For the first nine months of 2002, $12.1 million was used for financing activities to reduce existing debt and repay promissory notes. For the same period a year ago, cash flow provided by financing activities was $35.1 million to fund current operations.

    As described in Note G, the Company amended its secured $240 million revolving credit facility which expires in September 2004. At August 31, 2002, the unused and available balance under this Facility was $91.6 million. The Company pays a variable commitment fee, which is currently 40 basis points, on the unused balance. Interest rates are variable, primarily based on LIBOR and were at an average rate of 4.0 percent at August 31, 2002. The Facility is available for working capital, capital expenditures and acquisition needs. Total debt outstanding at the end of the third quarter was $148.5 million and average debt outstanding during the quarter was $167.9 million.

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

    Because of the Company's practice of using a five year smoothing technique for recognizing pension asset gains or losses, the Company does not believe that a sudden deterioration in market trends will have a significant impact in the near term on the reported pension income included in the Company's results of operations.

    As of August 31, 2002, the Company had approximately $56.0 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2021 and other temporary differences for which a valuation allowance of $56.0 million has been provided.

Environmental Matters

    OMNOVA Solutions' policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions' Condensed Consolidated Balance Sheet as of August 31, 2002 reflects environmental reserves of $0.9 million. Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

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

    Some important factors that could cause the Company's actual results or outcomes to differ from those expressed in its forward-looking statements include, but are not limited to, the following:

    .  General economic trends affecting OMNOVA Solutions' markets

    . Raw material prices for crude oil and chemical feed stocks including polyvinyl chloride, styrene and butadiene

    .  Acts of war or terrorism

    .  Availability of raw material feedstocks to the Company

    .  Competitive pressure on pricing

    .  Customer and/or competitor consolidation

    . Availability of financing to fund operations at anticipated rates and terms

    .  The Company's acquisition activities

    .  A prolonged work stoppage

    .  Governmental and regulatory policies

    .  Rapid increases to health care costs

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

    The Company is exposed to market risk from changes in interest rates on long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company's long-term debt, which is under the amended revolving credit facility described in Note G to the Consolidated Financial Statements, matures in the year 2004 and is variable. The average variable interest rate applicable to this debt was 4.0 percent as of August 31, 2002. Since the Company's long-term debt under the Facility bears interest at market rates, the carrying value approximates fair value.

    The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in the Condensed Consolidated Balance Sheet, the Company has experienced an accumulated loss of $4.4 million as of August 31, 2002 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4. Controls and Procedures

Controls and Procedures

    Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures during the last ninety (90) days and, based on this evaluation, has determined that the Company's disclosure controls and procedures are effective. Further, there have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Part II. Other Information

Item 1.  Legal Proceedings

     On October 12, 2000, a group of hourly retirees filed a purported class action lawsuit in Federal District Court against GenCorp Inc. and OMNOVA Solutions, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees formerly represented by the United Rubber Workers. Recently, plaintiffs have voluntarily dismissed certain claims that were based on breach of fiduciary duty and estoppel theories and have filed a motion for summary judgment specifying the basis for liability as the breach of certain GenCorp labor agreements, which expired in the mid-1990's. The GenCorp Hourly Retiree Medical Plan (the "GenCorp Plan") was established in 1993, and from 1993 to 1996 virtually all eligible GenCorp retirees stopped receiving retiree medical benefits under the Gencorp labor agreements and elected retiree medical coverage under the GenCorp Plan. At the time of the spin-off of OMNOVA in 1999, the OMNOVA Solutions Hourly Retiree Medical Plan (the "OMNOVA Plan") was established providing for retiree medical benefits identical to the benefits specified in the GenCorp Plan. At the spin-off, the OMNOVA Plan began paying these specified benefits which had previously been paid under the GenCorp Plan in respect of certain retirees from locations included in the spin-off.

    OMNOVA believes that it is not a proper party to this lawsuit as it is not a signatory to the GenCorp labor agreements on which plaintiffs' remaining claims rely. OMNOVA has filed a motion for summary judgment on the basis that, among other things, it is not a proper party to the lawsuit. Based on the recent dismissal of certain claims by the plaintiffs and the nature of the plaintiffs' remaining claims, OMNOVA believes it has meritorious defenses and that the likelihood that it will incur any liability in this matter is remote.

    The Company is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of the Company other than the matter discussed above as to which the Company believes it has meritorious defenses. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Item 6.  Exhibits and Reports on Form 8-K

        a) Exhibits

               99 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b) Reports on Form 8-K

           OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended August 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     OMNOVA SOLUTIONS INC.



Date  October 14, 2002                By  /s/ M. E. Hicks
      ------------------------           ---------------------------------------
                                         M. E. Hicks
                                         Senior Vice President and
                                         Chief Financial Officer;
                                         Treasurer (Principal Financial Officer)



Date  October 14, 2002                By  /s/ J. C. LeMay
      ------------------------           ---------------------------------------
                                         J. C. LeMay
                                         Senior Vice President, Business
                                         Development;
                                         General Counsel
                                         (Duly Authorized Officer)

                                 CERTIFICATIONS

I, Kevin M. McMullen, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of OMNOVA Solutions
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

                                         /s/ K. M. McMullen
                                         ---------------------------------------
                                         Chairman, Chief Executive Officer and
                                         President

                                 CERTIFICATIONS

I, Michael E. Hicks, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of OMNOVA Solutions
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

                                       /s/ M. E. Hicks
                                       -----------------------------------------
                                       Senior Vice President and Chief Financial
                                       Officer; Treasurer