Form 10-K
period 2002-11-30
OMNOVA SOLUTIONS INC
filed 2003-02-11
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $340,173,450, based on the closing price per share of $8.56 on May 31, 2002, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 3, 2003, there were 39,916,420 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA Solutions Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended November 30, 2002

PART I

Item 1.    Business

Introduction

OMNOVA Solutions Inc. (referred to in this report as OMNOVA Solutions, OMNOVA, the Company, we or our) became an independent publicly-traded company on October 1, 1999, when GenCorp Inc., our former parent company, distributed a dividend payable in one share of OMNOVA Solutions common stock for each share of GenCorp common stock held on the September 27, 1999 record date (the spin-off). OMNOVA Solutions is incorporated under the laws of the State of Ohio, and its headquarters is located at 175 Ghent Road, Fairlawn, Ohio 44333.

OMNOVA Solutions is an innovator of decorative and functional surfaces, emulsion polymers and specialty chemicals for a variety of commercial, industrial and residential end uses. Our products provide critical performance and aesthetic attributes to materials that people use daily. Over 75% of our sales are generated in product categories in which we maintain leading positions. OMNOVA’s leading positions have been built through innovative products, customized product solutions, strong brands, strong technical expertise, well-established distribution channels and long-standing customer relationships. We offer over 1,000 products, which helps our more than 2,000 customers differentiate their products in the marketplace. We utilize 18 strategically located manufacturing, marketing, development and design facilities in North America, Europe and Asia to service our broad customer base.

OMNOVA operates in two business segments: Decorative & Building Products and Performance Chemicals. Of our fiscal 2002 net sales, approximately 56% were derived from the Decorative & Building Products segment and 44% were derived from the Performance Chemicals segment. (Financial information relating to the Company’s business segments is set forth in Note R to the Consolidated Financial Statements on pages 45 through 47 of this report).

Decorative & Building Products

Background

Our Decorative & Building Products business began in 1945 when GenCorp (then known as The General Tire & Rubber Company) purchased the Jeannette, Pennsylvania coated fabrics facility from the Pennsylvania Rubber Company. In 1963, a production facility was built in Columbus, Mississippi to increase General Tire’s capacity and product offerings in coated fabrics. The manufacturing of commercial wallcovering was added at that plant in the early 1970s.

Decorative & Building Products expanded its commercial wallcovering capabilities in 1991 through the acquisition of Canadian General Towers’ commercial wallcovering business. With the 1998 acquisition of Walker Greenbank’s U.K.-based Muraspec commercial wallcovering businesses, Decorative & Building Products grew its leadership position in this product category. Muraspec provides a European manufacturing base and a distribution business with sales offices throughout the U.K. and Europe. Muraspec also serves as a key European distribution platform for marketing coated fabrics and other surfacing products.

The Reneer Films Division of Goodyear was acquired in 1993, increasing vinyl film and decorative laminate capability for the Decorative & Building Products business and elevating its position in vinyl woodgrain laminates to number one in North America. In 1997, the Printworld business of Technographics, Inc. was acquired, adding paper laminates to our vinyl laminate portfolio and gaining entry into transfer printing for home furnishings and apparel.

In 2001, OMNOVA Solutions acquired certain business lines and assets of Decorative Surfaces International, Inc. (DSI), including its commercial wallcovering, vinyl laminates and coated fabrics product lines.

We have also pursued growth initiatives by entering into strategic alliances and joint ventures. In 1999, Decorative & Building Products formed a joint venture company with an affiliate of the Thailand-based Charoen Pokphand Group. The joint venture acquired a Rayong, Thailand-based decorative film and coated fabrics business to serve the decorative film and coated fabric product based markets in the Asia-Pacific region and provide expanded product lines to North America and Europe. In 2000, we formed another joint venture with the Charoen Pokphand Group, which acquired a Shanghai, China-based coated fabrics business to further strengthen and expand our position in China and the Asia-Pacific region and provide expanded product lines to Europe. Also in 2000, we formed Muraspec N.A. LLC, a joint venture with Brewster Wallpaper Corp., to serve as a national distributor for three of our wallcovering brands, Genon, Muraspec and Guard, and a diverse offering of other decorative and functional wall surfacing manufactured by others.

Our GenFlex roofing systems business was started in 1980 when GenCorp began manufacturing a single-ply vinyl product line (PVC). This business has expanded over the years to include the manufacturing of thermoplastic polyolefin (TPO) and sourcing of synthetic rubber (EPDM) membrane systems, making OMNOVA one of the largest suppliers of single-ply commercial roofing in North America. In 2001, we began production of single-ply roofing at a new manufacturing facility located in Muscle Shoals, Alabama.

Products

Our Decorative & Building Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates, industrial films, transfer printed products and commercial roofing systems. These products are used in numerous applications, including building refurbishment and remodeling, new construction, furniture, cabinets, transportation, manufactured housing, retail display, consumer electronics, flooring and home furnishings. Our core competencies in design, coating, compounding, calendering, extruding, printing and embossing enable us to develop unique, aesthetically pleasing decorative surfaces that have functional properties that address specific customer needs. We have industry leading design capabilities, an extensive design library covering a broad range of styles, patterns, textures and colors and strong coating and processing capabilities to create product functionality solutions. Our broad range of products and end-use applications give us economies of scale in sourcing, manufacturing, design, technology and process development.

The following table shows the products that our Decorative & Building Products segment develops, designs, produces and markets.

Product Category	% of Decorative & Building Products Fiscal 2002 Net Sales	Primary Products	End-uses	Brands names
Commercial Wallcoverings	31.5%	Vinyl wallcoverings, dry erasable surfaces	Decorative and protective wall surfacing for offices, hotels, hospital and medical offices, stores, schools, restaurants, public buildings	Bolta, Essex, Genon, Lanark, Tower, X-Quest, Muraspec, Murek, MemErase

Coated Fabrics	23.9%	Vinyl coated fabrics, urethane coated fabrics, performance woven fabrics	Decorative and protective surfacing for residential and commercial furniture, transportation seating, marine seating, interior construction, soft top covers	Endurion, Boltaflex, Diversiwall, PreFixx, Nautolex

Decorative Laminates	20.2%	Paper and vinyl laminates

Decorative and protective surfacing for residential furniture, office furniture, kitchen and bath cabinets, manufactured housing, recreational vehicles, interior partitions, consumer electronics, retail displays, floor and ceiling tile

				Surf(x), Reneer, Rendura, Decotone, Deconeer, Elastotherm

Commercial Roofing	24.4%	EPDM, TPO and PVC single-ply roofing systems	Low-sloped and flat roofs on office complexes, shopping malls, stadiums, restaurants, factories, schools, government buildings	GenFlex

Commercial Wallcoverings.    OMNOVA Solutions is the leading North American and European supplier of wallcoverings used in commercial applications. Our commercial wallcoverings are recognized for their leading designs as well as their strength, durability and cleanability. Our vinyl wallcoverings, in addition to their aesthetic appeal, reduce repair and maintenance costs for building owners by protecting wall surfaces, being easy to clean and having longer useful lives as compared to paint and paper wallcoverings. Applications for our commercial wallcoverings include refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets.

OMNOVA’s commercial wallcovering product lines include a broad range of fabric-backed vinyl and paper-backed vinyl wallcoverings. Our industry leading styling and design library covers a broad range of styles, patterns, textures and colors, both traditional and contemporary. In addition to leading design capabilities, our Decorative & Building Products segment’s strengths include its reputation for product durability and quality, its global distribution network, its extensive emboss and print roll library and its long-term customer relationships. In 2002, we became the first, and the only, commercial wallcovering producer to achieve GREENGUARD INDOOR AIR QUALITY CERTIFICATION™ for our low VOC commercial wallcovering. Through proprietary technology, this low emissions product enhances indoor air quality, an increasing concern among building owners, architects and specifiers. Commercial wallcoverings represented 17.6% of our net sales for fiscal 2002, 18.2% of our net sales for fiscal 2001 and 18.2% of our net sales for fiscal 2000.

Coated Fabrics.    OMNOVA Solutions is a leading North American supplier of vinyl and urethane coated fabrics for commercial applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost-effective alternative to other surfacing materials, such as leather and textile fabrics. We also offer high-performance coated woven fabrics, including Endurion-coated fabrics, which we introduced in 2002. This new coating technology, developed jointly with our Performance Chemicals segment, provides repeatable cleanability and superior stain resistance for high-traffic interior environments. Applications for our coated fabrics include:

•	residential furniture;

•	commercial furniture (office, hospitality, health care and education markets);

•	transportation seating (mass transit and marine markets);

•	interior structures (office cubicles, walls and room dividers); and

•	soft top covers (automotive market).

Decorative Laminates.    OMNOVA Solutions is a leading North American supplier of paper and vinyl decorative laminates for wood and metal surfaces. Our decorative laminates are used as alternatives to wood, paint and high-pressure laminates in markets where durability, design flexibility and cost are key requirements. We provide our customers with a broad range of aesthetically pleasing designs as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our decorative laminates include manufactured housing and recreational vehicle interiors, kitchen and bath cabinets, office furniture, consumer electronics, retail display, flooring and ready-to-assemble furniture.

A key strength of our decorative products business is our coating technology, including ultraviolet, electron beam, thermal cured and others, which provides durable finishes for high-use products and superior scratch and stain resistance. In addition, our decorative products business has further differentiated itself in the decorative laminate market as a single-source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries, building a unique library of matched vinyl and paper laminate design patterns and textures and developing rapid make-to-order production capabilities. In 2002, we introduced Surf(x) decorative laminates for three-dimensional applications for the office furniture and display fixture markets. Surf(x) laminates offer a cost-effective alternative to high pressure laminates and provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding.

Commercial Roofing.    OMNOVA Solutions is a major North American supplier of single-ply roofing systems for the new and replacement commercial roofing markets. We are one of the few suppliers of all three single-ply roofing systems: EPDM, TPO and PVC. We manufacture ENERGY STAR certified TPO and PVC roofing systems that provide building owners with significant energy efficiencies. Additionally, we were the first to develop, and are the only producer of, a twelve-foot wide single-ply roofing system, which reduces installation time and cost for our customers.

Our broad commercial roofing product line, which we market under the GenFlex brand name, meets virtually any commercial roofing application requirement. In 2001, we began production of GenFlex products at our state-of-the-art extrusion plant located in Muscle Shoals, Alabama, where we produce our twelve-foot wide single-ply TPO and PVC roofing systems. GenFlex roofing systems represented 13.7% of our net sales for fiscal 2002, 15.4% of our net sales for fiscal 2001 and 13.7% of our net sales for fiscal 2000.

Markets and Customers

We believe that our Decorative & Building Products segment is a leader in its targeted product categories. The wallcovering, coated fabrics, decorative laminates, commercial roofing and other Decorative & Building Products categories are highly competitive based on decorative content, functional performance, price, quality, customer service, brand name recognition, distribution networks and reputation. Decorative & Building Products markets its products under numerous brand names to different industries. Certain of our better-known customers of this segment include Steelcase, LA-Z-Boy, Ashley, Patrick Industries and Herculite Products.

Marketing and Distribution

Our Decorative & Building Products segment distributes its products through a variety of channels. Commercial wallcoverings and commercial roofing products are marketed primarily through independent distributors to building owners, contractors, architects and other specifiers. Most of our wallcovering distributors are national in scope, providing us with the capability to cost-effectively market wallcovering products to regional commercial purchasers as well as those with a nationwide presence. Coated fabrics and decorative laminates are sold directly and through agents to manufacturers of cabinets, furniture, seating and other products. Many of our Decorative & Building Products segment’s products have strong, well-recognized brand names that are promoted through trade shows, industry periodicals and other media.

Competition

OMNOVA’s Decorative & Building Products segment competes with numerous companies, many of which are smaller and privately-owned. Key competitors in each product group include:

•	Commercial Wallcovering—RJF International, US Vinyl, J. Josephson, and paint systems

•	Coated Fabrics—Morbern and Hi-Tex

•	Decorative Laminates—Chiyoda, Dai Nippon and Toppan

•	Commercial Roofing—Carlisle, Firestone and Manville

Performance Chemicals

Background

Our Performance Chemicals business began in 1952 as a segment of GenCorp (then known as The General Tire & Rubber Company). Initially, the business focused on the manufacture of styrene butadiene latex (or SB latex), an emulsion polymer, for the paper industry and SB vinyl pyridine latex for tire cord adhesives in its Mogadore, Ohio facility. During the 1960s, the business began expanding its product lines for the paper and carpet industries, and in 1993 started a SB latex plant in Green Bay, Wisconsin to better serve the needs of its paper customers in the upper Midwest. In 1996, SB latex capacity at the Mogadore, Ohio facility was substantially expanded.

Performance Chemicals broadened its offerings to the paper industry with the 1996 acquisition of Morton International’s Lytron plastic pigment product line. The 1998 acquisition of Goodyear’s Calhoun, Georgia latex business provided additional manufacturing capacity, a strong presence in the southeast and an expanded customer base. In 1998, Performance Chemicals also acquired Sequa Chemicals’ U.S. specialty chemicals business, adding acrylic, vinyl acrylic and vinyl acetate latex, expanding existing emulsion polymer market positions and providing entry into new specialty chemical markets.

The fiscal year 1999 acquisition of PolymerLatex’s U.S. acrylics latex business in Fitchburg, Massachusetts provided a key northeast production location while strengthening and diversifying served markets in specialty acrylic emulsions. The 1999 acquisition of Morton International’s global floor care polymer business provided Performance Chemicals with several new emulsion polymer product lines and customers, based on complementary manufacturing technology.

On May 1, 2002, OMNOVA Solutions and the Rohm and Haas Company formed RohmNova, a joint venture for the purpose of marketing, selling and servicing latex binders, synthetic pigments and specialty chemical additives for coatings in the paper and paperboard industry. The joint venture has reduced our costs while providing total solutions capability to customers and offers a strong portfolio of complementary coating products for the paper and paperboard industry.

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, and fluorochemical chemistries. We are North America’s second largest producer of SB latex and operate advanced, strategically located low-cost production facilities, which we believe provide us with an advantaged conversion cost position relative to our competitors. Our custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor care, tape, tires, plastic parts and various other specialty chemical applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymer technology and for its ability to rapidly develop highly-customized products that provide innovative, cost-effective customer solutions.

The following table shows the products that our Performance Chemicals segment produces and markets.

Product Category	% of Performance Chemicals Fiscal 2002 Net Sales	Primary Products	End markets	Brands names

Specialty Chemicals	38.9%	Styrene butadiene, styrene butadiene acrylonitrile, acrylic, vinyl acrylic, styrene acrylic, vinyl pyridine and vinyl acetate emulsion polymers, glyoxal, polyethylene resins, fluorochemicals	Nonwovens (such as diapers, engine filters, resilient flooring, and roofing mat), floor care, tapes, tires, plastic parts, graphic arts and textiles.	GenFlo, GenCryl, Sequabond, Suncryl, Secoat, Secryl, Mor-Glo, Mor-Shine, Mor-Flo, AcryGen, Mykon, Permafresh, PolyFox

Paper Chemicals	39.7%	SB and SBA latex coating binders and paper chemicals including crosslinkers, lubricants and other paper chemical additives	High gloss magazines, catalogs, direct mail advertising, brochures, food cartons, household and other consumer and industrial packaging	GenFlo, GenCryl, Sequaflow, AcryPrint, Sunkote, Sunbond, Sunkem, UniQ-Print, Sequapel, Sequabond, Sunrez, Sequarez

Carpet Chemicals	21.4%	SB latex carpet backing adhesive	Residential and commercial carpet manufacturing	GenCal, GenFlo, OmnaBloc, OmnaTuf

Specialty Chemicals.    OMNOVA is a leading supplier of specialty polymers and chemicals for a variety of niche product categories. Applications for our custom formulated specialty polymers and chemicals include nonwovens (such as diapers, engine filters, resilient flooring, and roofing mat), floor polish, tire cord adhesive and plastic part coatings. Our focus is developing unique products and customized applications that address specific customer needs, including enhanced functionality, improved environmental performance and lower cost through substitution of higher-cost materials.

A targeted growth area for Performance Chemicals is our proprietary fluorochemical technology platform known as PolyFox. PolyFox has unique properties as a surfactant for flow, leveling and wetting and as a surface modifier for stain and scratch resistance. PolyFox-enhanced products are being sold for floor care products, dry erasable wallcovering and decorative laminates. PolyFox is also environmentally-preferred as a replacement for competitive perfluorooctane sulfonate fluorochemicals-based products, some of which have been withdrawn from the market over environmental concerns. In fiscal 2001, we formed a strategic alliance with Daikin Industries, a leading fluorochemicals supplier, focused on developing proprietary fluorochemical raw materials for our PolyFox technology platform.

Paper Chemicals.    OMNOVA is a leading North American supplier of custom-formulated SB latex for paper and paperboard coatings. In addition, we produce a broad variety of specialty chemical additives for coating applications in the paper industry. Our products for the paper industry improve the strength, gloss, opacity, moisture resistance and printability of coated papers and paperboard. Applications for our products include paper and paperboard coatings used in magazines, catalogs, direct mail advertising, brochures, food cartons, household and other consumer and industrial packaging. Paper and paperboard coatings represented 17.5% of our net sales for fiscal 2002, 18.8% of our net sales for fiscal 2001 and 17.8% of our net sales for fiscal 2000.

Carpet Chemicals.    OMNOVA is a leading North American supplier of custom-formulated SB latex used as carpet backing adhesive. Our products for the carpet industry secure carpet fibers to the carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements of our customers. Our strong historic position in residential carpeting has been recently enhanced by new product innovations in commercial carpeting backing adhesive that provide moisture barrier properties and can replace higher-cost polyurethanes.

Markets and Customers

The paper coating and carpet backing adhesive product categories are highly competitive based on price, quality, customer service, product performance, field technical support and product innovations. Major paper and carpet customers include International Paper, Shaw and Stora Enso.

Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through an internal marketing, sales and technical service team focused on providing customized solutions.

Competition

Performance Chemicals competes with several large global chemical companies including Dow, BASF and Rohm and Haas, some of which are vertically integrated in one or more major raw materials. Performance Chemicals also competes with a variety of other suppliers of specialty chemicals including Noveon, Para-Chem, Air Products, National Starch and Johnson Polymers. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance and innovation and industry recognition. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories and we believe that we are a leader in several North American categories, including SB latex paper coatings and carpet backing binders, nonwoven binders and vinyl pyridine tire cord adhesives.

International Operations

Net sales from our foreign operations were $53.2 million in fiscal 2002, $61.4 million in fiscal 2001 and $65.5 million in fiscal 2000. These net sales represented 7.8% of our total net sales in fiscal 2002, 8.3% of our total net sales in fiscal 2001 and 8.5% of our total net sales in fiscal 2000. Long-lived assets consist of net property, plant and equipment and net goodwill. Long-lived assets of our foreign operations totaled $51.4 million at November 30, 2002 and $90.9 million at November 30, 2001. Our consolidated long-lived assets totaled $269.7 million at November 30, 2002 and $429.1 million at November 30, 2001.

Intellectual Property

We regard patents, trademarks, copyrights and other intellectual property as important to our success, and we rely on them in the United States and foreign countries to protect our investments in products and technology. Patents to which we have rights expire at various times, but we believe that the loss or expiration of any individual patent would not materially affect our business. We, like any other company, may be subject to claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business.

Seasonal Factors

We historically experience stronger sales and income in our second, third and fourth fiscal quarters, comprised of the three-month periods ending May 31, August 31 and November 30. Our performance in the first fiscal quarter (December through February) has historically been weaker due to generally lower levels of construction and industrial activity over the holidays and cold weather months.

Environmental Matters

Our business operations, like those of other companies in the industries in which we operate, are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations not only affect our current operations, but also could impose liability on us for past operations that were conducted in compliance with then applicable laws and regulations. A discussion of capital and noncapital expenditures incurred in 2002 and forecasted for 2003 for environmental compliance is included under the heading Environmental Matters on page 21 of this report and is incorporated herein by reference.

Employees

We employed approximately 2,400 employees at November 30, 2002 at offices, plants and other facilities located principally throughout the United States and the United Kingdom. At November 30, 2002, approximately 29% of our employees were covered by collective bargaining agreements with none of those employees covered by collective bargaining agreements due to expire within one year.

Raw Materials

Our Decorative & Building Products segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride resins, textiles, plasticizers, paper and titanium dioxide. Textiles and polyvinyl chloride resins represent approximately 40% of our total raw materials purchased on a dollar basis in fiscal 2002 for this segment.

Our Performance Chemicals segment also utilizes a variety of raw materials, primarily monomers, in the manufacture of our products, all of which are generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by the business. Key monomers include styrene, butadiene, acrylates and vinyl acetate. These monomers represented approximately 59% of our total raw materials purchased on a dollar basis in fiscal 2002 for this segment.

The cost of these raw materials has a significant impact on our profitability. We generally attempt to pass increased raw material prices on to our customers in the form of price increases. The success of attempted price increases depends on a variety of factors including the competitive environment. Under certain circumstances, we are not able to pass along the increase. In addition, if accepted by customers, price increases generally lag the increase in raw material costs.

Research and Development

The OMNOVA Solutions Technology Center in Akron, Ohio supports research and development efforts across our business and develops technologies focused on significant functionality enhancement in existing products as well as new product platforms. Information relating to research and development expense is set forth in Note G to the Consolidated Financial Statements on page 37 of this report.

Available Information

We make available free of charge on our website, www.omnova.com, all materials that we file electronically with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Item 2.    Properties

The Company’s significant operating, manufacturing, distribution, research, design and/or sales and marketing facilities are set forth below:

Corporate Headquarters:
OMNOVA Solutions Inc. *175 Ghent Road Fairlawn, OH	OMNOVA Solutions Technology Center 2990 Gilchrist Road Akron, OH

Decorative & Building Products:
Headquarters: *175 Ghent Rd Fairlawn, OH	Manufacturing Facilities: Auburn, PA Columbus, MS Jeannette, PA Kent, England Monroe, NC *Muscle Shoals, AL *Rayong, Thailand *Shanghai, China

Sales/Marketing/Design/Distribution:

*Asnieres, France

*Bangkok, Thailand

*Boston, MA

*Charlotte, NC

*Columbus, OH

*Dubai, UAE

*Hertfordshire, England

*Maumee, OH

*New York, NY

*Paris, France

*Rayong, Thailand

*Salem, NH

*São Paulo, Brazil

*Shanghai, China

*Warsaw, Poland

Performance Chemicals:
Headquarters: *175 Ghent Road Fairlawn, OH	Sales/Manufacturing/Technical/Distribution: Akron, OH Calhoun, GA Chester, SC *Dalton, GA Fitchburg, MA Green Bay, WI Hertfordshire, England Mogadore, OH

*	An asterisk next to a facility listed above indicates that it is a leased property.

For a further discussion of our leased properties, please refer to Note N to the Consolidated Financial Statements appearing on page 42 of this report.

During fiscal 2002, we generally made effective use of our productive capacity. We believe that the quality and productive capacity of our properties are sufficient to maintain our competitive position for the foreseeable future.

Item 3.    Legal Proceedings

On October 12, 2000, a group of former GenCorp employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp Inc. and us, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. The plaintiffs’ claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier, and GenCorp’s adoption of a replacement retiree health care plan that capped benefit levels. The court recently denied our motion for summary judgement. We believe we have meritorious defenses to this lawsuit as well as a right of indemnification from GenCorp. We believe that the likelihood that we will incur liability materially affecting our consolidated financial condition is remote.

We are subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of our management, after reviewing the information that is currently available with respect to these matters and consulting with counsel, any liability that may ultimately be incurred with respect to these matters will not materially affect our consolidated financial condition. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2002.

Item 4A.    Executive Officers of the Registrant

The following information is given as of February 1, 2003, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 42, Mr. McMullen has been Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993.

Michael E. Hicks, age 44, Senior Vice President, Chief Financial Officer and Treasurer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James J. Hohman, age 54, Vice President of the Company since November 2001 and President, Paper & Carpet Chemicals since December 2000; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

James C. LeMay, age 46, Senior Vice President, Business Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay also served as Assistant General Counsel of GenCorp Inc. from May 1997, and as Senior Counsel of GenCorp from May 1990 to May 1997.

Gregory T. Troy, age 47, Senior Vice President, Human Resources of OMNOVA Solutions Inc. since September 1999. Mr. Troy served as Director, Human Resources of GenCorp Inc.’s Performance Chemicals business unit from December 1996 until the spin-off of OMNOVA Solutions in October 1999. Previously, Mr. Troy served as Director, Human Resources, of Bosch Braking Systems (formerly AlliedSignal) from 1995 to December 1996, and Employee Relations Area Manager, Manufacturing, of Mobil Corporation’s Plastics division from 1994 to 1995.

Douglas E. Wenger, age 46, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At December 31, 2002, there were approximately 10,100 holders of record of the Company’s common stock. The Company has not paid a quarterly cash dividend since the second quarter of 2001. Previously, the Company paid a quarterly dividend of $0.05 per share. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 48 of this report and is incorporated herein by reference.

Information concerning long-term debt appears in Note M to the Consolidated Financial Statements and is incorporated herein by reference.

Item 6.    Selected Financial Data

The following table sets forth the Company’s selected historical financial data. The selected historical financial data as of November 30, 2002, 2001, 2000, 1999 and 1998 and for each of the five years in the period ended November 30, 2002 are derived from our audited consolidated financial statements. The Company was spun off from GenCorp Inc. as an independent public company as of October 1, 1999.

	2002	2001	2000	1999	1998
	(Dollars in millions, except per-share data)
Net Sales
Decorative & Building Products	$381.8	$416.1	$429.8	$443.5	$398.6
Performance Chemicals	299.4	320.9	343.5	323.9	225.6

	$681.2	$737.0	$773.3	$767.4	$624.2

Segment Operating Profit
Decorative & Building Products	$2.3	$13.3	$38.4	$51.4	$51.5
Performance Chemicals	19.9	18.8	3.7	31.6	35.0
Unusual and nonrecurring items	2.3	(13.7)	(.3)	(4.4)	(3.4)

	$24.5	$18.4	$41.8	$78.6	$83.1

Income before cumulative effect of accounting change	$7.0	$(6.7)	$4.4	$34.4	$42.6
Cumulative effect of accounting change	(142.5)	—	—	—	—

Net (Loss) Income	$(135.5)	$(6.7)	$4.4	$34.4	$42.6

Basic Earnings (Loss) Per Share
Earnings (Loss) before cumulative effect of accounting change	$.18	$(.17)	$.11	$.82	$1.03
Cumulative effect of accounting change	(3.60)	—	—	—	—

Net (Loss) Earnings Per Basic Share	$(3.42)	$(.17)	$.11	$.82	$1.03

Diluted Earnings (Loss) Per Share
Earnings (Loss) before cumulative effect of accounting change	$.18	$(.17)	$.11	$.82	$1.01
Cumulative effect of accounting change	(3.58)	—	—	—	—

Net (Loss) Earnings Per Basic Share	$(3.40)	$(.17)	$.11	$.82	$1.01

General
Cash dividends paid	$—	$.10	$.20	$.05	$—
Capital expenditures	$11.1	$19.5	$35.3	$35.0	$18.0
Depreciation and amortization	$28.8	$34.3	$33.3	$30.7	$21.5
Total assets	$466.1	$639.1	$647.5	$722.5	$602.7
Long-term debt	$126.5	$157.8	$145.8	$190.0	$—

You should keep the following in mind when reviewing this data:

•	During fiscal 2002, the Company adopted SFAS No. 142, which required a write-down of goodwill and indefinite lived intangible assets of $142.5 million.

•	During fiscal 2000, the Company (1) formed a national distribution joint venture with Brewster Wallpaper Corp. to distribute two of the Company’s wallcovering brands and a diverse offering of other commercial wallcoverings and (2) formed a joint venture with an affiliate of the Thailand-based Charoen Pokphand Group in a Shanghai, China-based coated fabrics business to serve the Asia-Pacific region.

•	The unusual and nonrecurring items relate primarily to the following: (2002) the gain related to the sale of the Greensboro, North Carolina facility; (2001) a restructuring charge for the shut down of the Greensboro facility; (2000) the reversal of a severance reserve; (1999) the charges associated with the distribution realignment of the wallcovering product lines; (1998) the charge associated with exiting the residential wallcovering business.

•	For the period 1999 through 2001, the Company made capital investments of approximately $27 million for its pilot plant in Mogadore, Ohio, its extruder facility in Muscle Shoals, Alabama and its Pilot Paper Coater at its Corporate Technology Center in Akron, Ohio. In 1999, the Company made additional capital investments of $12 million in newly acquired businesses between 1997 and 1999. Absent these items, capital expenditures averaged approximately $16 million annually during the period from 1998 through 2002.

•	The historical income statement data reflects operations from the acquisitions above from the date of purchase.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is an innovator of decorative and functional surfaces, emulsion polymers and specialty chemicals for a variety of commercial, industrial and residential end uses. The Company operates in two business segments: Decorative & Building Products and Performance Chemicals. Decorative & Building Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates, industrial films, transfer printed products and commercial roofing systems. These products are used in numerous applications, including building refurbishment and remodeling, new construction, furniture, cabinets, transportation, manufactured housing, retail display, consumer electronics, flooring and home furnishings. Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor care, tires, plastic parts and various other specialty chemical applications.

OMNOVA was spun off from GenCorp Inc. as an independent public company as of October 1, 1999. In the past, the Company has pursued both organic growth as well as growth through joint ventures, strategic alliances, as well as selected acquisitions. During fiscal 1998, the Company acquired Walker Greenbank’s U.K.-based Muraspec commercial wallcovering business. During fiscal 1999, the Company formed a joint venture with the Thailand-based Charoen Pokphand Group in a Rayong, Thailand-based decorative film and coated fabrics business to serve the Asia-Pacific region and provide expanded product lines to North America and Europe, and the Company acquired the global floor care polymer business of Morton International Inc. and the U.S. acrylic emulsion polymers business of PolymerLatex, Inc. During fiscal 2000, the Company formed a national distribution joint venture, Muraspec N.A. LLC (MNA), with Brewster Wallpaper Corp. to distribute three of the Company’s wallcovering brands and a diverse offering of other commercial wallcoverings and a joint venture with an affiliate of the Thailand-based Charoen Pokphand Group in a Shanghai, China-based coated fabrics business to serve the Asia-Pacific region. During fiscal 2001 and fiscal 2002, the Company purchased certain business lines and assets of Decorative Surfaces International, Inc. or DSI.

In May 2002, the Company formed RohmNova, a joint venture formed with the Rohm and Haas Company, for the purpose of marketing, selling and servicing latex binders, synthetic pigments and specialty chemical additives for coatings in the paper and paperboard industry. The joint venture has reduced the Company’s costs, while providing total solutions capability to customers and offers a strong portfolio of complementary coating products for the paper and paperboard industry.

The sales in each of the Company’s segments are affected by numerous factors. In the Decorative & Building Products segment, sales are impacted by the level of spending on office building, hotel, hospital, retail, education, restaurant refurbishment and new construction, and, to a lesser extent, institutional furniture sales, manufactured housing shipments and residential refurbishment and new construction. Product aesthetics, including color and design, as well as functional performance, including stain and scratch resistance are important differentiators.

In the Performance Chemicals segment, the key sales drivers are the ability to create custom polymer and specialty chemical solutions to enhance customer product performance, price and domestic demand for coated paper and carpeting.

The Company is subject to changes in its manufacturing costs arising from volatility in the price of several key raw materials including styrene, butadiene and polyvinyl chloride resins. Recently, the prices of styrene and butadiene have rapidly increased. The cost of raw materials has a significant impact on the Company’s profitability. Historically, the Company has generally been able to increase its prices to offest some or all of the raw material price inflation.

On January 29, 2003, the Company announced a restructuring program that has resulted in a workforce reduction of approximately 70 employees or 7 percent of its domestic salaried workforce. The Company will accrue a restructuring provision of approximately $1.4 million primarily in the first quarter of fiscal 2003. Both business segments and the Corporate Headquarters have been affected by the restructuring effort. The Company anticipates that these workforce reductions, as well as other expense reduction initiatives, will result in annualized savings of approximately $8.0 million.

Results of Operations of Fiscal 2002 Compared to Fiscal 2001

Net sales for the Company in fiscal 2002 decreased 7.6 percent to $681.2 million compared to $737.0 million in fiscal 2001, with sales declining in both business segments. Segment operating profit, excluding unusual and nonrecurring items, decreased to $22.2 million in fiscal 2002 from $32.1 million in fiscal 2001 primarily due to a decrease in sales volume, changes in product mix and rising raw material costs. Operating margins, excluding unusual and nonrecurring items in fiscal 2002, declined to 3.3 percent from 4.4 percent in fiscal 2001. Total segment operating profit, including unusual and nonrecurring items, increased to $24.5 million in fiscal 2002 from $18.4 million in fiscal 2001. The Company had net income before the cumulative effect of accounting change of $7.0 million in fiscal 2002 compared to a net loss of $6.7 million in fiscal 2001. Effective December 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which established financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption, the Company recorded a one-time noncash charge of $142.5 million ($3.58 per diluted share) as the cumulative effect of accounting change, net of tax. Including the cumulative effect of accounting change, the Company incurred a net loss of $135.5 million.

Net sales for Decorative & Building Products decreased to $381.8 million in fiscal 2002 from $416.1 million in fiscal 2001, an 8.2 percent decrease. The decline was driven by continued overall market softness both in the U.S. and U.K. affecting most of the Company’s end-use markets. Commercial Wallcovering volume was most affected by the slowdown in the corporate and hospitality markets driven by lower occupancy rates in both segments. The Coated Fabrics product line declined slightly versus last year as weakness in the commercial upholstery market was partially offset by higher volume in the transportation market due to important new business obtained during the year. The overall decline in Decorative Products was mitigated somewhat by volume increases in Decorative Laminates due to new business in the manufactured housing sector.

Within Building Products, GenFlex roofing sales declined due to overall market softness in commercial construction and lower volume of refurbishment activity. Segment operating profit, excluding unusual and nonrecurring items, declined to $2.3 million in fiscal 2002 from $13.3 million in fiscal 2001. The decline in segment operating profit was primarily attributable to the decreases in volume and changes in product mix. Excluding unusual and nonrecurring items, segment operating profit margins declined to 0.6 percent in fiscal 2002 from 3.2 percent in fiscal 2001.

The segment operating profit of Decorative & Building Products was positively impacted in fiscal 2002 by $3.4 million, due to last-in, first-out (LIFO) inventory adjustments compared to $1.2 million in fiscal 2001. Inventories were significantly reduced as a result of initiatives to aggressively improve working capital. Operating performance was negatively impacted by increases in the warranty reserve of $2.0 million for Building Products and bad debt reserves of $0.5 million primarily as a result of poor economic conditions in certain Eastern European countries.

Net sales for Performance Chemicals decreased to $299.4 million in fiscal 2002 from $320.9 million in fiscal 2001, a 6.7 percent decrease. The overall decline was attributable primarily to volume declines in paper coatings and specialty chemicals, as a result of a soft economy, exiting low margin business in conjunction with the Greensboro facility closing and decreased selling prices in paper products. Segment operating profit, excluding unusual and nonrecurring items, increased to $19.9 million in fiscal 2002 from $18.8 million in fiscal 2001. The increase in operating profit resulted from cost reduction initiatives, moderating raw material costs in the first half of the year and favorable utility costs partially offset by declines related to sales pricing and volume. Segment operating margins, excluding unusual and nonrecurring items, increased to 6.6 percent in fiscal 2002 from 5.9 percent in fiscal 2001.

Segment operating profit for both Decorative & Building Products and Performance Chemicals was favorably impacted in 2002 by a reduction in amortization expense of $2.8 million and $3.0 million, respectively, from the adoption of SFAS No. 142.

In fiscal 2002, the Company recognized income for unusual and nonrecurring items of $2.6 million, which related primarily to the sale of the Greensboro, North Carolina facility for $2.2 million, the reversal of unused reserves primarily related to the 2001 restructuring plan for $1.1 million offset by $0.7 million of severance expense. The $0.7 million charge ($0.7 million net of tax, or $.02 per diluted share) related to the reduction of approximately 45 employees in the Decorative & Building Products segment and was fully utilized at November 30, 2002.

Interest expense decreased to $8.1 million in fiscal 2002 from $14.0 million in fiscal 2001. The decrease was attributable to lower overall interest rates and average debt levels in fiscal 2002.

Corporate expense decreased to $4.1 million in fiscal 2002 from $5.2 million in fiscal 2001. The decrease was attributable to focused cost reductions.

Income tax expense increased to $0.5 million in fiscal 2002 from a benefit of $4.2 million in fiscal 2001. The increase in tax expense was due to positive earnings from continuing operations in fiscal 2002. The effective tax rate for fiscal 2002 was reduced to 7 percent, below the statutory rate of 35 percent, due to the recognition of the benefit of deferred tax assets for which a valuation allowance had previously been provided.

Results of Operations of Fiscal 2001 Compared to Fiscal 2000

Net sales for the Company in fiscal 2001 decreased 4.7 percent to $737.0 million compared to $773.3 million in fiscal 2000, with sales declining in both business segments. Segment operating profit, excluding unusual and nonrecurring items, decreased to $32.1 million in fiscal 2001 from $42.1 million in fiscal 2000 primarily due to a decrease in sales volume and product mix and startup costs associated with the Company’s new commercial roofing extrusion plant in Alabama. Excluding unusual and nonrecurring items, operating margins in fiscal 2001 declined to 4.4 percent from 5.4 percent in fiscal 2000. Total segment operating profit, including unusual and nonrecurring items, decreased to $18.4 million in fiscal 2001 from $41.8 million in fiscal 2000. Including unusual and nonrecurring items, the Company incurred a net loss of $6.7 million in fiscal 2001 compared to net income of $4.4 million in fiscal 2000.

Net sales for Decorative & Building Products decreased to $416.1 million in fiscal 2001 from $429.8 million in fiscal 2000, a 3.2 percent decrease. The decline related to overall market softness in the U.S. and U.K., affecting most of the Company’s end-use markets. The decline was partially offset by incremental volume due to the full year impact of MNA and the acquisition of product lines from DSI during the second half of 2001. Commercial Wallcovering volume was most affected by the slowdown in the commercial office and the hospitality segment driven by an overall economic slowdown, which was further exacerbated by the tragic events of September 11 while in Coated Fabrics the closure of several major furniture outlets and the dramatic decline in the marine industry drove volume down. Decorative Laminates’ sales decline was in line with its markets as the manufactured housing segment declined for the third year in a row coupled with new downward trends in furniture and consumer electronics. Within Building Products, GenFlex roofing sales increased on the strength of TPO and PVC products. Segment operating profit, excluding unusual and nonrecurring items, declined to $13.3 million in fiscal 2001 from $38.4 million in fiscal 2000. The decline in segment operating profit was attributable to the decrease in volume and changes in product mix. Excluding unusual and nonrecurring items, segment operating margins declined to 3.2 percent in fiscal 2001 from 8.9 percent in fiscal 2000.

The segment operating profit of Decorative & Building Products was positively impacted in fiscal 2001 by $1.2 million, due to last-in, first-out (LIFO) inventory adjustments compared to $4.3 million in fiscal 2000. Inventories were significantly reduced as a result of initiatives to aggressively improve working capital.

Net sales for Performance Chemicals decreased to $320.9 million in fiscal 2001 from $343.5 million in fiscal 2000, a 6.6 percent decrease. Sales volume declined across all product lines primarily as a result of a soft economy and the rationalization of certain products following the closure of the Greensboro, North Carolina facility. Volume declines were most prevalent in Specialty Chemicals, particularly in textiles, adhesives and construction. The decline in volume was partially offset by the impact of product price increases. Segment operating profit, excluding unusual and nonrecurring items, increased to $18.8 million in fiscal 2001 from $3.7 million in fiscal 2000. The increase resulted from cost reduction initiatives, pricing actions, product mix, rationalization of low margin products and moderating raw material costs. Excluding unusual and nonrecurring items, segment operating margins increased to 5.9 percent in fiscal 2001 from 1.1 percent in fiscal 2000.

As a result of the restructuring plan implemented in the second quarter of 2001, an unusual and nonrecurring charge of $16.5 million ($9.9 million net of tax, or $0.25 per diluted share) was recorded. The charge primarily related to the closure of the Company’s Greensboro, North Carolina facility (Performance Chemicals segment) and workforce reductions. The implementation of these actions resulted in the reduction of approximately 90 employees in the Performance Chemicals segment and Corporate Headquarters. The $16.5 million unusual and nonrecurring charge consisted of $1.2 million for inventory write-downs included in cost of products sold, $8.5 million in fixed asset write-downs and $2.0 million of shutdown costs related to the Greensboro facility, and $4.8 million for severance and additional pension expense related to workforce reductions in the Performance Chemicals segment and Corporate Headquarters. As of November 30, 2001, $3.4 million of severance benefits and $0.8 million of shutdown costs had been utilized, and the Company had remaining reserves of approximately $1.4 million for severance and $1.2 million for shutdown costs. As of November 30, 2002, severance benefits and shutdown costs had been fully utilized. In addition, the Company recorded $2.2 million primarily for anticipated legal settlements of which a reserve of $1.7 million remained at November 30, 2001. As of November 30, 2002 the reserve had been fully utilized.

Interest expense decreased to $14.0 million in fiscal 2001 from $14.7 million in fiscal 2000. The decrease was attributable to lower overall interest rates, which was offset partially by higher average debt levels in fiscal 2001.

Financial Resources and Capital Spending

Cash flow provided from operating activities was $31.4 million in fiscal 2002, compared to $20.4 million in fiscal 2001 and $120.2 million in fiscal 2000. The increase in cash flow of $11.0 million between 2002 and 2001 resulted primarily from an improvement (reduction) in working capital. The decrease in cash flow from operating activities between fiscal 2001 and fiscal 2000 of $99.8 million resulted primarily from a net change of $87.8 million related to the terms of the receivable sale program (see Note I to the Consolidated Financial Statements) and the payment in 2001 of $10.0 million of early retirement obligations. Excluding the receivable sale program, the results of operations would have been $46.3 million in 2000.

In fiscal 2002, $3.7 million was used for investing activities which consisted primarily of capital expenditures of $11.1 million, the completion of the DSI acquisition of $2.0 million, offset by the sale of the Greensboro facility and the Corporate Headquarters’ Offices resulting in cash proceeds of approximately $9.4 million. In fiscal 2001, $20.0 million was used for investing activities primarily for capital expenditures. In fiscal 2000, $50.6 million was used for investing activities including capital expenditures of $35.3 million, investments in joint ventures of $12.9 million and acquisitions of businesses of $2.4 million.

Cash flow used in financing activities was $28.2 million, $3.6 million and $67.8 million in fiscal 2002, 2001 and 2000, respectively. Cash flow used in fiscal 2002 was primarily attributable to debt reduction. Cash flow used in fiscal 2001 was primarily for dividend payments. Cash flow used in fiscal 2000 related primarily to the utilization of proceeds received from the receivable sale program to reduce debt obligations which was offset by dividend payments and the repurchase of the Company’s stock.

Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures totaled $11.1 million for fiscal 2002, $19.5 million in fiscal 2001 and $35.3 million in fiscal 2000. Capital expenditures in fiscal 2002 were primarily equipment upgrades and additions. Capital expenditures in fiscal 2001 included $6.7 million for the new extruder facility in Muscle Shoals, Alabama and $12.8 million of equipment upgrades and additions. Capital expenditures in fiscal 2000 included $8.0 million for the extruder facility, $2.0 million for Performance Chemicals’ renovation of its pilot plant, $2.0 million for capacity expansion and $23.3 million for equipment upgrades and additions. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its credit facility.

On April 12, 2001, the Company entered into an amended, secured $240 million revolving credit facility (Facility) which expires in September 2004. The Facility is collateralized by substantially all of the Company’s assets. On September 13, 2002, the Company amended its $240 million Facility. Pursuant to this amendment, the Facility was reduced to $200 million and certain debt covenants were amended. The Company utilized $129.5 million of this facility as of November 30, 2002. The Company’s total debt outstanding at November 30, 2002, was $132.5 million and its average debt outstanding during the year was $173.5 million.

The Company pays a variable commitment fee, which is currently 40 basis points, on the unused balance. At November 30, 2002, the unused and available balance under the Facility was $70.5 million. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 4.4 percent at November 30, 2002. The Facility contains a provision that allows for a swing line of credit for up to $10 million for daily funding requirements, which was utilized for $6.0 million at November 30, 2002. The interest rate on the swing line of credit is variable, primarily based on the prime interest rate, and was 5.0 percent at November 30, 2002. The Company had outstanding letters of credit totaling $4.5 million at November 30, 2002.

The Facility contains various debt and investment restrictions and provisions. The Company was required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 4.75 to 1.00 for the quarter ending November 30, 2002. Additionally, the Minimum Consolidated Interest Coverage Ratio was amended to 3.00 to

1.00 for the quarter ending November 30, 2002. The Company is also required to maintain a minimum net worth of $260 million excluding the effects of adopting SFAS No. 142. The Company was in compliance with all of its covenants at November 30, 2002.

On February 3, 2003, the Company amended the Facility. Pursuant to this amendment, the Facility was reduced to $185 million on February 3, 2003, and declines to $180 million on May 31, 2003 and to $175 million on November 30, 2003 and thereafter. The Debt/EBITDA covenant was amended to 5.50 to 1.00 for the quarter ending February 28, 2003, 5.75 to 1.00 for the quarter ending May 31, 2003, 4.75 to 1.00 for the quarter ending August 31, 2003, 4.00 to 1.00 for the quarters ending November 30, 2003 and February 29, 2004 and 3.25 to 1.00 thereafter. The interest coverage ratio was also amended to 2.25 to 1.00 as of February 28, 2003. In addition, interest rates will be based on the prime rate with monthly step-ups during the life of the Facility.

The Company maintains a receivable backed commercial paper program under which the Company may sell up to $60 million of trade receivables through a special purpose entity. At November 30, 2002, the program was utilized for $55.1 million. The Company uses the proceeds from the sale of trade receivables to reduce its borrowings under the Facility. The program is due to expire in June 2003.

Under the Facility, as recently amended, the Company expects its annual interest expense to increase due to the monthly step-ups in rates. The Company is exploring alternative financing options for the replacement of the Facility and the receivable sale program.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with borrowings that will be available under the Facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs for the next twelve months. Currently, substantially all of the Company’s long-term debt bears interest at variable rates; therefore, the Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates.

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2002, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, accounts receivable, inventories, warranty obligations, litigation and environmental reserves, pensions and income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available. Actual results may materially differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

A)    Revenue Recognition

Sales are recognized when both title and risk of loss transfer to the customer, which is upon shipment. Sales are recorded net of an allowance for sales returns and rebate programs. Sales returns are estimated based upon historical returns. The Company also records estimated reductions to revenue for quantity rebates. If the actual costs of sales returns and rebate programs significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all specific customers that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other relevant factors, or those that have been turned over for collection and to reserve for the portion of those outstanding balances that collection does not appear to be likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $3.5 million at November 30, 2002.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with usage and sales levels over the last year to two years. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence was approximately $11.0 million at November 30, 2002.

D)    Allowance For Warranty Claims

On an on-going basis, the Company updates its building systems warranty reserve for specifically identified or new matters and a detailed study of the reserve is updated on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs and failure rates. A change in these factors could result in a significant change in the reserve balance. The warranty reserve at November 30, 2002 was approximately $13.5 million.

E)    Litigation and Environmental Reserves

The Company reserves for the probable costs associated with any legal claims and environmental remediation projects. The Company’s legal department performs on-going analyses of legal claims and remediation efforts. Reserves are based upon their analyses and established at the best estimate. The Company’s reserves for legal claims and environmental remediation efforts at November 30, 2002 were $0.7 million and $0.8 million, respectively.

F)    Pensions

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS No. 87 and the policies used by the Company, notably the use of a calculated value of plan assets (which is further described below), generally reduced the volatility of pension income (expense) from changes in pension liability discount rates and the performance of the pension plan’s assets.

The most significant element in determining the Company’s pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets will be 8.75 percent. Based on the Company’s existing and forecasted asset allocation and related long-term investment performance results, the Company believes that its assumption of future returns of 8.75 percent is reasonable. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). The plan assets have earned a rate of return substantially less than 8.75 percent in the last two years. Should this trend continue, future pension income would likely decline.

The Company determines the discount rate to be used to discount plan liabilities at its measurement date, August 31. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At August 31, 2002, the Company determined this rate to be 7.25 percent. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

At November 30, 2002, the Company’s consolidated prepaid pension asset was $55.4 million compared to $49.6 million at the end of 2001. The increase was principally due to the recognition of pension income. For the year ended November 30, 2002, the Company recognized consolidated pretax pension income of $5.4 million.

G)    Tax Valuation Allowance

The Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. As of November 30, 2002, the Company had approximately $55.2 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2022, goodwill impairment losses created as a result of the cumulative effect of an accounting change and other temporary differences for which a valuation allowance of $55.2 million has been provided. The Company provided a valuation allowance for its deferred tax assets after having considered its recent history of limited income since its spin-off from GenCorp, projections of future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2002 reflects reserves for environmental remediation efforts of $0.8 million.

Capital expenditures for projects related to the environment were $1.3 million in 2002, $2.3 million in 2001 and $2.2 million in 2000. The Company currently forecasts that capital expenditures for environmental projects will be approximately $1.8 million in fiscal 2003. During 2002, noncapital expenditures for environmental compliance and protection totaled $5.0 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar noncapital expenditures were $4.4 million and $6.3 million in 2001 and 2000, respectively. The Company anticipates that noncapital environmental expenditures for the next several years will be consistent with historical expenditure levels.

Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters. However, there can be no assurance that future costs and liabilities will not exceed the Company’s reserves or be material.

New Accounting Pronouncements

In 1998 and 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amended Statements No. 137 and 138. In fiscal 2001, the Company adopted these statements and they did not have a significant effect on earnings or the financial position of the Company.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this standard for business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years beginning after June 15, 2002. The Company is assessing whether this statement will have a significant impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard is effective for fiscal years beginning after December 15, 2001. The Company does not expect this statement to have a significant impact on its financial statements.

Effective December 1, 2001, the Company adopted SFAS No. 142 (see Note C to the Consolidated Financial Statements), “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion 17, “Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which supersedes the aforementioned statements. The Company adopted this standard effective May 31, 2002. The standard did not have an impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is assessing whether this statement will have a significant impact on its financial statements.

Forward-Looking Statements

This annual report includes “forward-looking statements,” as defined by federal securities laws with respect to the Company’s financial condition, results of operations and business and the Company’s expectations or beliefs concerning future events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in the end-use markets in which the Company operates. Others are more specific to the Company’s operations. The occurrence of the events described, and the achievement of expected results, depend on many events, some or all of which are not predictable or within the Company’s control. Actual results may differ materially from expected results.

Factors that may cause actual results to differ from expected results include, among others:

•	General economic trends affecting OMNOVA Solutions’ end-use markets;

•	Raw material prices for petrochemicals and chemical feedstocks, including polyvinyl chloride, styrene and butadiene;

•	Acts of war or terrorism;

•	Competitive pressure on pricing;

•	Ability to develop successful new products;

•	Customer and/or competitor consolidation;

•	Operational issues at the Company’s facilities;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Prolonged work stoppage;

•	Governmental and regulatory policies;

•	Rapid increases in health care costs;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	The Company’s strategic alliance and acquisition activities and;

•	Substantial debt and leverage and the ability to service that debt.

All future written and verbal forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. The Company undertakes no obligation, and specifically declines any obligation, other than that imposed by law, to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report might not occur.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company’s debt, which is under the amended revolving credit facility described in Note M to the Consolidated Financial Statements, matures in 2004 and is variable. The average variable interest rate applicable to this debt was 4.4 percent as of November 30, 2002. Since the Company’s long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in the Consolidated Statements of Shareholders’ Equity, the Company has experienced an accumulated loss of $4.9 million as of November 30, 2002 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

To the Shareholders of OMNOVA Solutions Inc.:

Management of OMNOVA Solutions Inc. is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. These financial statements were prepared in accordance with standards generally accepted in the United States and fairly represent the transactions and financial condition of the Company in all material respects. The financial statements include amounts that are based on management’s best estimates and judgments. The Company’s financial statements have been audited by Ernst & Young LLP, independent auditors, who have been selected by the Board of Directors and approved by the shareholders. Management has made available to Ernst & Young LLP all of the Company’s financial records and related data, internal audit reports, as well as the minutes of shareholders’ and directors’ meetings.

Management of the Company has established and maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization and the books and records accurately reflect the disposition of assets. The system of internal controls includes appropriate division of responsibility. The Company maintains an internal audit department that independently assesses the effectiveness of the internal controls through a program of internal audits.

The Audit Committee is composed of directors who are not officers or employees of the Company. It meets regularly with members of management, the internal auditors and the independent auditors to discuss the adequacy of the Company’s internal controls, financial statements and the nature, extent and results of the audit effort. Management reviews with the Audit Committee all of the Company’s significant accounting policies and assumptions affecting the results of operations. Both the independent and internal auditors have free and direct access to the Audit Committee without the presence of management.

Kevin M. McMullen

Chairman and Chief Executive Officer

Michael E. Hicks

Senior Vice President and Chief Financial Officer; Treasurer

February 3, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note C to the financial statements, effective December 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

Akron, Ohio

February 3, 2003

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

	2002	2001	2000
	(Dollars in millions, except per-share data)
Net Sales	$681.2	$737.0	$773.3
Costs and Expenses
Cost of products sold	496.8	539.9	569.1
Selling, general and administrative	140.3	141.9	140.7
Depreciation and amortization	28.8	34.3	33.3
Interest expense	8.1	14.0	14.7
Other expense (income), net	2.3	1.2	3.8
Unusual and nonrecurring items	(2.6)	16.5	3.8
Spin-off related costs	—	.1	.6

	673.7	747.9	766.0

Income (Loss) Before Income Taxes	7.5	(10.9)	7.3
Income tax expense (benefit)	.5	(4.2)	2.9

Income (Loss) Before Cumulative Effect of Accounting Change	$7.0	$(6.7)	$4.4
Cumulative Effect of Accounting Change	(142.5)	—	—

Net (Loss) Income	$(135.5)	$(6.7)	$4.4

Basic Earnings (Loss) Per Share
Earnings (Loss) before cumulative effect of accounting change	$.18	$(.17)	$.11
Cumulative effect of accounting change	(3.60)	—	—

Net (Loss) Earnings Per Basic Share	$(3.42)	$(.17)	$.11

Diluted Earnings (Loss) Per Share
Earnings (Loss) before cumulative effect of accounting change	$.18	$(.17)	$.11
Cumulative effect of accounting change	(3.58)	—	—

Net (Loss) Earnings Per Diluted Share	$(3.40)	$(.17)	$.11

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

	November 30,
	2002	2001
	(Dollars in millions)
ASSETS:
Current Assets
Cash and cash equivalents	$8.4	$8.5
Accounts receivable, net	42.8	51.9
Inventories	48.3	56.7
Deferred income taxes	11.8	12.8
Prepaid expenses and other	4.8	4.9

Total Current Assets	116.1	134.8

Property, plant and equipment, net	193.0	208.9
Goodwill, net	41.1	142.7
Trademarks and other intangible assets, net	35.6	76.9
Prepaid pension	55.4	49.6
Other assets	24.9	26.2

Total Assets	$466.1	$639.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$6.0	$3.5
Accounts payable	83.7	92.2
Accrued payroll and personal property taxes	14.0	15.2
Other current liabilities	11.6	15.1

Total Current Liabilities	115.3	126.0

Long-term debt	126.5	157.8
Postretirement benefits other than pensions	51.4	50.5
Deferred income taxes	11.8	14.4
Other liabilities	13.9	12.3
Shareholders’ Equity
Preference stock—$1.00 par value; 15.0 million shares authorized; none outstanding	—	—
Common stock—$.10 par value; 135.0 million shares authorized; 41.8 million shares outstanding	4.2	4.2
Additional contributed capital	309.3	308.7
Retained deficit	(148.0)	(12.5)
Treasury stock at cost; 2.1 million shares 2002 and 2.2 million shares 2001	(13.3)	(14.1)
Accumulated other comprehensive loss	(5.0)	(8.2)

Total Shareholders’ Equity	147.2	278.1

Total Liabilities and Shareholders’ Equity	$466.1	$639.1

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

	Years Ended November 30,
	2002	2001	2000
	(Dollars in millions)
Common Stock
Balance at beginning of period (41.8 million shares issued)	$4.2	$4.2	$4.2
Stock issuance	—	—	—

Balance at end of period	$4.2	$4.2	$4.2

Additional Contributed Capital
Balance at beginning of period	$308.7	$308.7	$308.5
Contributed capital	.6	—	.2

Balance at end of period	$309.3	$308.7	$308.7

Retained Earnings (Deficit)
Balance at beginning of period	$(12.5)	$(1.8)	$1.8
Net (loss) income	(135.5)	(6.7)	4.4
Cash dividends—$.10 and $.20 per share in 2001 and 2000, respectively	—	(4.0)	(8.0)

Balance at end of period	$(148.0)	$(12.5)	$(1.8)

Treasury Stock at Cost
Balance at beginning of period	$(14.1)	$(14.1)	$—
Issuance (purchase) of common stock	.8	—	(14.1)

Balance at end of period	$(13.3)	$(14.1)	$(14.1)

Accumulated Other Comprehensive Loss
Accumulated currency translation	$(4.9)	$(8.2)	$(9.1)
Minimum pension liability	(.1)	—	—

Balance at end of period	$(5.0)	$(8.2)	$(9.1)

Total Shareholders’ Equity	$147.2	$278.1	$287.9

Comprehensive (Loss) Income
Net (loss) income	$(135.5)	$(6.7)	$4.4
Other comprehensive income (loss):
Foreign currency translation adjustment	3.3	.9	(9.5)
Minimum pension liability adjustment	(.1)	—	.2

Total Comprehensive (Loss) Income	$(132.3)	$(5.8)	$(4.9)

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Years Ended November 30,
	2002	2001	2000
	(Dollars in millions)
Operating Activities
Net (loss) income	$(135.5)	$(6.7)	$4.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	142.5	—	—
Unusual and nonrecurring items	(2.1)	15.2	3.4
Loss on sale of fixed assets	.3	—	—
Depreciation	25.7	25.5	25.0
Amortization	3.1	8.8	8.3
Deferred income taxes	—	(2.8)	(.3)
Foreign currency transaction loss	—	—	.7
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
Accounts receivable	9.9	(9.1)	76.7
Inventories	8.9	5.7	8.9
Other current assets	.8	.9	3.1
Current liabilities	(13.2)	(9.0)	5.9
Other non-current assets	(8.6)	(7.4)	(7.4)
Other long-term liabilities	(.4)	(.7)	(8.5)

Net Cash Provided By Operating Activities	31.4	20.4	120.2

Investing Activities
Capital expenditures	(11.1)	(19.5)	(35.3)
Proceeds from business and asset dispositions	9.4	—	—
Business acquisitions	(2.0)	(.5)	(2.4)
Investment in joint ventures	—	—	(12.9)

Net Cash Used In Investing Activities	(3.7)	(20.0)	(50.6)

Financing Activities
Long-term debt proceeds	105.0	112.7	105.8
Repayment of debt obligations	(136.3)	(107.0)	(150.0)
Short-term debt net proceeds/(payments)	2.5	(5.5)	(1.5)
Dividends paid to shareholders	—	(4.0)	(8.0)
Share repurchase plan	—	—	(14.1)
Other financing activities	.6	.2	—

Net Cash Used In Financing Activities	(28.2)	(3.6)	(67.8)
Effect of exchange rate changes on cash	.4	—	(.6)

Net (Decrease) Increase In Cash and Cash Equivalents	(.1)	(3.2)	1.2
Cash and cash equivalents at beginning of period	8.5	11.7	10.5

Cash and Cash Equivalents at End of Period	$8.4	$8.5	$11.7

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A—Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and controlled joint ventures. The Company uses the equity method of accounting for its two Asian joint ventures in which it holds a 50.1% ownership interest due to contractual limitations that grant substantive participating rights to the minority partner.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments—The Company’s cash equivalents and debt bear interest at variable rates and therefore their carrying values approximate their fair values.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

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

Warranties—The Company offers a warranty program for its roofing systems and has a corresponding warranty reserve. The reserve is reviewed for adequacy and is provided as necessary. The primary factor that could affect this reserve would be a change in the historical system performance rate.

Long-Lived Assets—Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas, ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally using the straight-line method. Depreciable lives on buildings and improvements and machinery and equipment range from 10 to 40 years and 3 to 20 years, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, less any amortization prior to the adoption of SFAS No. 142 and any required write-down as a result of implementing SFAS No. 142. Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at their estimated fair value. Indefinite lived intangible assets are reviewed at least annually and adjusted if necessary for any impairment write-down. Intangible assets with definite lives are amortized over their estimated useful lives using the straight-line method over periods ranging from 4 to 30 years. Accumulated amortization of identifiable intangible assets at November 30 was $10.7 million and $8.9 million in 2002 and 2001, respectively.

Goodwill and indefinite lived intangibles are tested for impairment at least annually by comparing the fair value of the reporting unit to its carrying value and an impairment loss is recorded if the carrying value exceeds its fair value.

Impairment of other long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value.

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

Income Taxes—Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Reclassifications—Certain reclassifications have been made to conform prior year’s data to the current presentation. Corporate expenses allocated to the business segments were adjusted to better align costs to the business segments (see Note R). Also, as a result of adopting SFAS No. 142, computer application software was reclassified to property, plant and equipment.

Note B—Unusual and Nonrecurring Items

In fiscal 2002, the Company recognized income for unusual and nonrecurring items of $2.6 million, which related primarily to the sale of the Greensboro, North Carolina facility for $2.2 million, the reversal of unused reserves primarily related to the 2001 restructuring plan for $1.1 million offset by $0.7 million of severance expense. The $0.7 million charge ($0.7 million net of tax, or $.02 per diluted share) related to the reduction of approximately 45 employees in the Decorative & Building Products segment and was fully utilized at November 30, 2002.

In 2001, the Company recognized an expense for unusual and nonrecurring items of $17.7 million, which related primarily to a restructuring plan of $16.5 million and $2.2 million for anticipated legal settlements, offset by a reversal of $1.0 million in the first quarter of 2001 for an unused severance reserve associated with a prior restructuring of one of the Company’s businesses.

As a result of the restructuring plan implemented in the second quarter of 2001, a nonrecurring charge of $16.5 million ($9.9 million net of tax, or $0.25 per diluted share) was recorded. The charge primarily related to the closure of the Company’s Greensboro facility (Performance Chemicals segment) and workforce reductions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note B—Unusual and Nonrecurring Items (Continued)

The implementation of these actions resulted in the reduction of approximately 90 employees in the Performance Chemicals segment and Corporate Headquarters. The $16.5 million nonrecurring charge consisted of $1.2 million for inventory write-downs included in cost of products sold, $8.5 million in fixed asset write-downs and $2.0 million of shutdown costs related to the Greensboro facility, and $4.8 million for severance and additional pension expense related to workforce reductions in the Performance Chemicals segment and Corporate Headquarters. As of November 30, 2002, severance benefits and shutdown costs had been fully utilized. In addition, the Company recorded $2.2 million primarily for anticipated legal settlements, which has been fully utilized as of November 30, 2002.

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

Note C—Accounting Changes/New Accounting Pronouncements

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion 17, “Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives.

SFAS No. 142 requires that indefinite lived intangibles be tested for impairment and that goodwill be tested for impairment at the reporting unit level at the date of adoption and at least annually thereafter. Goodwill is tested utilizing a two step methodology. The Company determines the fair value of any indefinite lived intangible assets, compares it to its carrying value and records an impairment loss if the carrying value exceeds its fair value. After recording any impairment losses for the indefinite lived intangible assets, the Company is required to determine the fair value of each reporting unit and compare it to its carrying value, including goodwill, of such unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (step two).

As part of adopting this standard as of December 1, 2001, the Company evaluated the impairment of indefinite lived intangibles and completed step one of the test for goodwill impairment during the first quarter of 2002 for each of its reporting units. The Company determined that the Decorative Products reporting unit had indefinite lived intangible assets that were impaired by $38.5 million and that the carrying value of the Performance Chemicals reporting unit exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows and comparative market analysis. Given the indication of a potential impairment, the Company completed step two for the Performance Chemicals reporting unit, which resulted in an impairment loss for goodwill of $104 million. In total, a transitional impairment loss of $142.5 million, or $3.58 per diluted earnings per share, was recognized as the cumulative effect of an accounting change in the quarter ended February 28, 2002. Due to the Company’s recent history of limited income, recognition of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C—Accounting Changes/New Accounting Pronouncements (Continued)

the future tax benefit of these impairment losses is uncertain. Therefore, a valuation allowance was provided on the net deferred tax asset created as a result of this accounting change. The impairment loss resulted primarily from a change in the criteria for the measurement of an impairment loss from an undiscounted cash flow model, a method required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to a discounted cash flow and market multiples of earnings, a method required by SFAS No. 142 and the development of a purchase price allocation for the assets and liabilities of the reporting unit. The transitional impairment loss was a one-time noncash charge and will not have an effect on the Company’s business activities.

Under the guidelines of the statement, the Company additionally completed its annual impairment test as of September 1, 2002. No additional impairment was required. As of November 30, 2002, the Company has $54.4 million of goodwill and indefinite lived intangible assets which must be tested for impairment at least annually.

Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following sets forth a reconciliation of net income and earnings per share information for the years ended 2002, 2001 and 2000, adjusted for the nonamortization provisions of SFAS No. 142:

	2002	2001	2000
	(Dollars in millions, except per-share data)
Reconciliation of Net Income:
Reported income (loss) before cumulative effect of accounting change	$7.0	$(6.7)	$4.4
Add back goodwill and indefinite lived intangible asset amortization, net of tax	—	3.6	4.0

Adjusted income (loss) before cumulative effect of accounting change	$7.0	$(3.1)	$8.4
Cumulative effect of accounting change	(142.5)	—	—

Net (loss) income	$(135.5)	$(3.1)	$8.4

Reconciliation of Basic Earnings Per Share:
Reported income (loss) before cumulative effect of accounting change	$.18	$(.17)	$.11
Add back goodwill and trademark amortization, net of tax	—	.09	.10

Adjusted income (loss) before cumulative effect of accounting change	$.18	$(.08)	$.21
Cumulative effect of accounting change	(3.60)	—	—

Adjusted net (loss) income	$(3.42)	$(.08)	$.21

Reconciliation of Diluted Earnings Per Share:
Reported income (loss) before cumulative effect of accounting change	$.18	$(.17)	$.11
Add back goodwill and trademark amortization, net of tax	—	.09	.10

Adjusted income (loss) before cumulative effect of accounting change	$.18	$(.08)	$.21
Cumulative effect of accounting change	(3.58)	—	—

Adjusted net (loss) income	$(3.40)	$(.08)	$.21

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C—Accounting Changes/New Accounting Pronouncements (Continued)

The changes in the carrying amount of goodwill and indefinite lived intangible assets for the year ended November 30, 2002 are as follows:

	Balance November 30, 2001	Transitional Impairment Charge	Additions	Balance November 30, 2002
	(Dollars in millions)
Goodwill:
Decorative & Building Products	$38.7	$—	$2.4	$41.1
Performance Chemicals	104.0	(104.0)	—	—

	$142.7	$(104.0)	$2.4	$41.1
Trademarks:
Decorative & Building Products	51.8	(38.5)	—	13.3

	$194.5	$(142.5)	$2.4	$54.4

The following table displays the intangible assets that continue to be subject to amortization and their net carrying amount as well as intangible assets not subject to amortization as of November 30, 2002 and November 30, 2001:

	November 30, 2002		November 30, 2001
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
	(Dollars in millions)
Amortized intangible assets
Patents	$7.9	$4.7	$8.3	$5.7
Trademarks	8.0	5.5	7.8	5.8
Technical know-how	9.4	7.3	9.4	7.8
Other	7.7	4.8	8.5	5.8

	$33.0	$22.3	$34.0	$25.1

Unamortized intangible assets
Trademarks	$13.3	$13.3	$56.3	$51.8
Goodwill	41.1	41.1	157.8	142.7

	$54.4	$54.4	$214.1	$194.5

Amortization expense for intangible assets subject to amortization was $3.1 million for the year ended November 30, 2002, and is estimated to be approximately $3.1 million annually for the next five fiscal years.

In 1998 and 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related amended Statements No. 137 and 138. In fiscal 2001, the Company adopted these statements and they did not have a significant effect on earnings or the financial position of the Company.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this standard for business combinations initiated after June 30, 2001.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C—Accounting Changes/New Accounting Pronouncements (Continued)

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years beginning after June 15, 2002. The Company is assessing whether this statement will have a significant impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard is effective for fiscal years beginning after December 15, 2001. The Company does not expect this statement will have a significant impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64 Amendment of FASB Statement No. 13, and Technical Corrections”, which supersedes the aforementioned statements. The Company adopted this standard effective May 31, 2002. The standard did not have an impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is assessing whether this statement will have a significant impact on its financial statements.

Note D—Acquisitions and Joint Ventures

On May 1, 2002, the Company formed a commercial joint venture with Rohm and Haas Company. The new company, RohmNova, markets, sells and services latex binders, synthetic pigments and specialty chemical additives for coating applications in the global paper and paperboard industry. The joint venture maintains no assets and serves as a conduit for the sale of each joint venture partners’ products. OMNOVA has a 50% ownership in the joint venture. All costs associated with the joint venture are equally shared by its partners. The results of operations have been included since the formation.

On April 24, 2001, the Company entered into an agreement to acquire certain business lines and assets of Decorative Surfaces International, Inc. (DSI). During the second half of 2001, the Company completed the acquisition of certain inventory and production equipment for consideration of $6.3 million in interest bearing promissory notes. These promissory notes were repaid on May 29, 2002, with funds provided by the Company’s revolving credit facility. On March 8, 2002, the Company completed the acquisition of certain additional assets of DSI for consideration of $2.0 million in interest bearing notes. The acquisition expanded the Company’s wallcovering, decorative laminates and industrial films product lines. These promissory notes were repaid on July 22, 2002, also with funds provided by the Company’s revolving credit facility. The acquisition has been accounted for using the purchase method and has been incorporated in OMNOVA Solutions’ results of operations since May 2001.

On July 31, 2000, OMNOVA Solutions formed a joint venture with Brewster Wallpaper Corp. The new company, Muraspec N.A., LLC, serves as a national distributor for two of the Company’s wallcovering brands and a diverse offering of other decorative and functional wall surfacing manufactured by others. The Company contributed $0.1 million, certain distribution rights and other assets, for its 50.1% ownership in the joint venture and consolidated the joint venture’s results of operations from the date of formation.

On May 1, 2000, the Company entered into an agreement to acquire the specialty/textile coatings business of High Point Textile Auxiliaries, LLC for $0.9 million. The acquisition was accounted for using the purchase method and was included in the results of operations of the Company from the date of acquisition. On May 30, 2001, in accordance with the asset purchase agreement, the Company made a contingent payment of $0.5 million. The purchase agreement includes an additional contingent payment related to the acquisition of approximately $0.4 million which is expected to be made in the first quarter of fiscal 2003. The purchase price allocation resulted in intangible assets of $1.4 million which are being amortized over a period of 4 to 15 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note D—Acquisitions and Joint Ventures (Continued)

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

On August 4, 1999, the Company formed a joint venture with an affiliate of the Thailand-based Charoen Pokphand Group. The joint venture acquired a Rayong, Thailand-based decorative film and coated fabrics business to serve the Asia-Pacific region and provide expanded product lines to Europe and North America. The Company’s initial investment in the joint venture was $2.6 million. On June 15, 2002, the Company made an additional investment of $7.9 million. The Company accounts for the joint venture using the equity method, even though its ownership interest is 50.1%, due to various limitations contained in the joint venture agreement.

Note E—Sale of Assets and Leaseback Transaction

In November 2002, the Company completed an agreement with a real estate company for the sale and leaseback of its Corporate Headquarters. The transaction was structured as a $7.9 million sale. Under the terms of the agreement, the Company will lease the facility for 12 years with options to renew up to an additional 20 years. The Company will pay an average of $0.9 million in annual lease expense.

Net cash from the sale agreement, after the payment of related fees and escrow requirements, totaled approximately $6.6 million and is being used to fund operating expenses and reduce debt obligations. An additional $0.8 million was placed in escrow and the Company received these funds in the first quarter of 2003. The total gain on the transaction is $4.3 million and has been deferred and is being recorded to income over the 12 year lease term.

In May 2002, the Company completed the sale of its Greensboro facility. Net cash from the sale was $2.8 million and was used to reduce debt obligations. The total gain recorded on the transaction was $2.2 million. The facility had been shutdown previously as part of a restructuring in 2001.

Note F—Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

	Years Ended November 30,
	2002	2001	2000
	(Dollars in millions, except per share data)
Numerator
Income (loss) before cumulative effect of accounting change	$7.0	$(6.7)	$4.4
Cumulative effect of accounting change	(142.5)	—	—

Net (loss) income	$(135.5)	$(6.7)	$4.4

	(Shares in thousands)
Denominator
Denominator for basic earnings per share—weighted average shares outstanding	39,670	39,586	40,141
Effect of dilutive employee stock options	133	—	40

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	39,803	39,586	40,181

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note F—Earnings Per Share (Continued)

	Years Ended November 30,
	2002	2001	2000
	(Dollars in millions, except per share data)
Basic Earnings Per Share:
Income (loss) before cumulative effect of accounting change	$.18	$(.17)	$.11
Cumulative effect of accounting change	(3.60)	—	—

Net (loss) income	$(3.42)	$(.17)	$.11

Diluted Earnings Per Share:
Income (loss) before cumulative effect of accounting change	$.18	$(.17)	$.11
Cumulative effect of accounting change	(3.58)	—	—

Net (loss) income	$(3.40)	$(.17)	$.11

Note G—Research and Development Expense

Research and development (R&D) expenses were $8.7 million in 2002, $8.3 million in 2001 and $8.9 million in 2000. R&D expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes.

Note H—Income Taxes

	Years Ended November 30,
	2002	2001	2000
	(Dollars in millions)
Income Tax Provision (Benefit)
Current
U.S. federal	$—	$—	$2.2
State and local	.3	(1.6)	(1.4)
Foreign	.2	.2	2.4

	.5	(1.4)	3.2
Deferred
U.S. federal	—	(4.0)	.1
State and local	—	1.2	1.0
Foreign	—	—	(1.4)

	—	(2.8)	(.3)

Income Tax Provision (Benefit)	$.5	$(4.2)	$2.9

	Years Ended November 30,
	2002	2001	2000
Effective Income Tax Rate
Statutory federal income tax rate	35.0%	35.0%	35.0%
Utilization of unrecognized net operating loss	(34.2)	—	—
State and local income taxes, net of federal income tax benefit and valuation allowance	(.3)	3.6	(1.0)
Other, net	6.5	(.1)	6.0

Effective Income Tax Rate	7.0%	38.5%	40.0%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note H—Income Taxes (Continued)

Deferred Taxes

	November 30,
	2002		2001
	Assets	Liabilities	Assets	Liabilities
	(Dollars in millions)
Accrued estimated costs	$15.3	$—	$18.0	$—
Goodwill	41.1	—	—	12.6
Depreciation	—	25.4	—	26.0
Pension	—	23.1	—	21.1
NOLs and other carryforwards	24.3	—	20.4	—
Valuation allowance	(55.2)	—	(4.7)	—
Other	.9	—	1.0	—
Postretirement employee benefits	22.1	—	23.4	—

Deferred Taxes	$48.5	$48.5	$58.1	$59.7

As of November 30, 2002, the Company had approximately $53.4 million of federal net operating losses (NOLs) and $163.3 million of state and local NOLs with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOLs expire in the years 2020 through 2022. Pretax (loss) income of foreign subsidiaries was $(5.1) million, $(0.3) million and $0.5 million in 2002, 2001 and 2000, respectively. No cash payments were made in 2002 for income taxes. Cash paid during the year for income taxes was $1.6 million and $2.6 million in 2001 and 2000, respectively.

Due to the Company’s recent history of limited income, the Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. As of November 30, 2002, the Company had approximately $55.2 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2022, goodwill impairment losses created as a result of the cumulative effect of accounting change, and other temporary differences for which a valuation allowance of $55.2 million has been provided.

Note I—Accounts Receivable

The Company’s accounts receivable are generally unsecured and are not backed by collateral from its customers. No one customer represented more than 10 percent of the Company’s net trade receivables in fiscal 2002 and 2001. The allowance for doubtful accounts was $3.5 million and $3.1 million at November 30, 2002 and 2001, respectively. Write-offs of uncollectible accounts receivable totaled $1.1 million in fiscal 2002, $1.2 million during fiscal 2001 and $2.5 million during fiscal 2000. The provision for bad debts totaled $1.5 million in fiscal 2002, $2.1 million in fiscal 2001 and $1.2 million in fiscal 2000.

The Company maintains a receivable backed commercial paper program. The program is a receivables securitization transaction among OMNOVA Receivables Corporation, as Seller, OMNOVA Solutions Inc., as Originator and Servicer, Bank One, NA, as the Financial Institution and Agent, and Falcon Asset Securitization Corporation, a special purpose entity administered by Bank One, NA. Under the program, the Company may sell up to $60 million of trade receivables through its wholly-owned subsidiary, OMNOVA Receivables Corporation, a qualifying special-purpose entity (SPE). At November 30, 2002, the program was utilized for $55.1 million. At November 30, 2001, the program was fully utilized. The allowance for doubtful accounts has been retained on the Company’s Consolidated Balance Sheets. The related recurring costs of the program were recorded as other expense in the Consolidated Statements of Operations and totaled $1.5 million and $3.2 million for 2002 and 2001, respectively. The proceeds from the sale were used to reduce borrowings under committed lines of credit. The Company retains the servicing responsibilities for the receivables. The program is scheduled to expire in June of 2003.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note J—Inventories

	November 30,
	2002	2001
	(Dollars in millions)
Raw materials and supplies	$16.0	$22.2
Work-in-process	2.9	2.9
Finished products	57.9	61.1

Approximate replacement cost of inventories	76.8	86.2
LIFO reserve	(17.5)	(18.1)
Other reserves	(11.0)	(11.4)

Inventories	$48.3	$56.7

Inventories using the LIFO method represented approximately 74 percent and 75 percent of the total replacement cost of inventories at November 30, 2002 and 2001, respectively. During 2002, LIFO inventory quantities were reduced resulting in a partial liquidation of LIFO bases in Decorative & Building Products, the effect of which increased segment operating profit by $3.4 million. The net loss in 2002 was favorably impacted by $3.2 million. During 2001, LIFO inventory quantities were reduced as well, which increased segment operating profit of Decorative & Building Products by $1.2 million. The net loss was favorably impacted by $0.7 million in 2001.

Note K—Property, Plant and Equipment, Net

	November 30,
	2002	2001
	(Dollars in millions)
Land	$8.1	$8.7
Building and improvements	83.8	88.2
Machinery and equipment	349.9	341.9
Construction in progress	4.6	4.6

	446.4	443.4
Accumulated depreciation	(253.4)	(234.5)

Property, Plant and Equipment, Net	$193.0	$208.9

Note L—Employee Benefit Plans

Postretirement Benefits—Pensions

Pension Plans—The Company has a defined benefit pension plan which covers substantially all salaried and hourly employees. Normal retirement age is generally 65, but certain plan provisions allow for earlier retirement. The Company’s funding policy is consistent with the funding requirements of federal law. The pension plan provides for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for hourly employees.

Plan assets consist principally of common stocks and U.S. government and corporate obligations. Contributions were neither required nor made in 2002, 2001 and 2000 because the Company’s plan was adequately funded, using assumed returns.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Employee Benefit Plans (Continued)

In 2001, the Company incurred $1.4 million of pension expense related to the workforce reduction program which was recorded as an unusual and nonrecurring item.

The projected benefit obligation and accumulated benefit obligation for the pension plan that had accumulated benefit obligations in excess of plan assets were $1.6 million and $1.4 million, respectively, as of November 30, 2002 and $1.9 million and $1.5 million, respectively, as of November 30, 2001.

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

Because OMNOVA’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2002 and would have no effect on the aggregate of the service and interest components of net periodic cost.

	Pension		Health Care
	2002	2001	2002	2001
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$153.8	$138.6	$51.4	$48.8
Service cost	4.5	4.2	.6	.6
Interest cost	10.8	10.0	3.7	3.5
Amendments	1.1	4.7	1.9	.2
Actuarial loss (gain)	.2	6.1	(.6)	2.3
Benefits paid net of retiree contributions	(9.3)	(9.8)	(4.0)	(4.0)

Benefit Obligation at End of Year	$161.1	$153.8	$53.0	$51.4

Change in Plan Assets
Fair value of plan assets at beginning of year	$200.5	$236.5	$—	$—
Actual return on assets	(25.2)	(26.2)	—	—
Employer contributions	—	—	4.0	4.0
Benefits paid net of retiree contributions	(9.3)	(9.8)	(4.0)	(4.0)

Fair Value of Plan Assets at End of Year	$166.0	$200.5	$—	$—

Funded Status	$4.9	$46.7	$(53.0)	$(51.4)
Unrecognized actuarial loss (gain)	40.5	(2.5)	(2.8)	(2.3)
Unrecognized prior service cost (benefit)	11.0	11.3	(.1)	(2.1)
Unrecognized transition amount	(1.0)	(2.0)	—	—

Net Amount Recognized at August 31	55.4	53.5	(55.9)	(55.8)
Benefits paid September 1 to November 30	—	—	.9	1.3
Reimbursement of employer contributions for retiree health care	—	(3.9)	—	—

Net Amount Recognized at November 30, Asset (Liability)	$55.4	$49.6	$(55.0)	$(54.5)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Employee Benefit Plans (Continued)

	Pension		Health Care
	2002	2001	2002	2001
	(Dollars in millions)
Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$56.4	$50.6	$—	$—
Accrued benefit liability	(1.3)	(1.5)	(55.0)	(54.5)
Intangible assets	.2	.5	—	—
Other shareholders’ equity	.1	—	—	—

Net Amount Recognized	$55.4	$49.6	$(55.0)	$(54.5)

	Pension			Health Care
	2002	2001	2000	2002	2001	2000
	(Dollars in millions)
Net Periodic Benefit (Income) Cost
Service costs for benefits earned	$4.5	$4.2	$4.9	$.6	$.6	$.7
Interest costs on benefit obligation	10.8	10.0	9.7	3.7	3.5	3.4
Amortization of unrecognized prior service costs	(.6)	(1.8)	(.4)	(.2)	(.4)	(.4)
Assumed return on plan assets	(20.1)	(19.8)	(17.5)	—	—	—

Total	$(5.4)	$(7.4)	$(3.3)	$4.1	$3.7	$3.7

	Pension			Health Care
	2002	2001	2000	2002	2001	2000
Weighted Average Assumption
Discount rate	7.25%	7.25%	7.5%	7.25%	7.25%	7.5%
Current trend rate for health care costs	N/A	N/A	N/A	10.2%	11.0%	8.0%
Ultimate trend rate for health care costs	N/A	N/A	N/A	4.9%	4.9%	6.0%
Year reached	N/A	N/A	N/A	2009	2006	2002
Measurement date	8/31	8/31	8/31	8/31	8/31	8/31
Assumed long-term rate of return on plan assets	8.75%	9.0%	8.75%	N/A	N/A	N/A
Annual rates of salary increase	4.0%	4.0%	4.5%	N/A	N/A	N/A

On October 12, 2000, a group of former GenCorp Inc. employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. Plaintiffs claims are based on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier and GenCorp’s adoption of a replacement retiree health care plan which capped benefit levels. The Court recently denied the Company’s motion for summary judgment. The Company believes that it has meritorious defenses to this lawsuit as well as a right of indemnification from GenCorp. The Company believes that the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote.

The Company sponsors a defined contribution pension plan. Participation in this plan was available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan were based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the employees’ union contract. The cost of this plan for the Company was approximately $2.7 million in 2002, $2.7 million in 2001 and $3.0 million in 2000. Until November 30, 2000, the Company participated in multiple employer defined contribution pension plans sponsored jointly by GenCorp and OMNOVA Solutions. On December 1, 2000, the multiple employer plans were divided into separate plans for GenCorp and OMNOVA Solutions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Long-Term Debt and Credit Lines

On April 12, 2001, the Company entered into an amended, secured $240 million revolving credit facility (Facility) which expires in September 2004. The Facility is collateralized by substantially all of the Company’s assets. On September 13, 2002, the Company amended its $240 million Facility. Pursuant to this amendment, the Facility was reduced to $200 million and certain debt covenants were amended. The Company utilized $129.5 million of this facility as of November 30, 2002.

The Company pays a variable commitment fee, which is currently 40 basis points, on the unused balance. At November 30, 2002, the unused and available balance under the Facility was $70.5 million. Interest rates are variable, primarily based on LIBOR, and were at an average rate of 4.4 percent at November 30, 2002. The Facility contains a provision that allows for a swing line of credit for up to $10 million for daily funding requirements, which was utilized for $6.0 million at November 30, 2002. The interest rate on the swing line of credit is variable, primarily based on the prime interest rate, and was 5.0 percent at November 30, 2002. The Company had outstanding letters of credit totaling $4.5 million at November 30, 2002.

The Facility contains various debt and investment restrictions and provisions. The Company was required to maintain a consolidated leverage ratio (Debt/EBITDA) of less than 4.75 to 1.00 for the quarter ending November 30, 2002. Additionally, the Minimum Consolidated Interest Coverage Ratio was amended to 3.00 to 1.00 for the quarter ending November 30, 2002. The Company is also required to maintain a minimum net worth of $260 million excluding the effects of adopting SFAS No. 142. The Company was in compliance with all of its covenants at November 30, 2002.

On February 3, 2003, the Company amended the Facility. Pursuant to this amendment, the Facility was reduced to $185 million on February 3, 2003 and declines to $180 million on May 31, 2003 and to $175 million on November 30, 2003 and thereafter. The Debt/EBITDA covenant was amended to 5.50 to 1.00 for the quarter ending February 28, 2003, 5.75 to 1.00 for the quarter ending May 31, 2003, 4.75 to 1.00 for the quarter ending August 31, 2003, 4.00 to 1.00 for the quarters ending November 30, 2003 and February 29, 2004 and 3.25 to 1.00 thereafter. The interest coverage ratio was also amended to 2.25 to 1.00 as of February 28, 2003. In addition, interest rates will be based on the prime rate with monthly step-ups during the life of the Facility.

Interest paid during the year was $8.9 million, $13.2 million and $15.7 million for 2002, 2001 and 2000, respectively.

Note N—Lease Commitments

The Company leases certain facilities, machinery and equipment and office buildings under long-term, noncancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $8.3 million in 2002, $8.5 million in 2001 and $7.0 million in 2000. Future minimum commitments at November 30, 2002 for existing operating leases were $27.5 million with annual amounts declining from $5.0 million in 2003 to $2.4 million in 2007. The Company’s total obligation for leases after 2007 is $10.4 million.

Note O—Contingencies

The Company is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note O—Contingencies (Continued)

Company other than the matter discussed in Note L as to which the Company believes that it has meritorious defenses and the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Note P—Stock-Based Compensation Plans

OMNOVA Solutions’ 1999 Equity and Performance Incentive Plan (the 1999 Plan) permits the Company to grant to officers, key employees and nonemployee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The 1999 Plan authorizes up to 2.4 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. On April 4, 2002, the 1999 Plan was amended and increased the authorized number of shares by 1.7 million. Shares used may be either newly issued shares or treasury shares or both. All options granted under the 1999 Plan have been granted at prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of November 30, 2002, approximately 1.2 million shares of Company common stock remained available for grants under the 1999 Plan.

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

If compensation cost for the stock options granted in 2002, 2001 and 2000 had been determined based on the fair value method of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company’s net income and diluted earnings per share would have been reduced by $1.7 million ($.04 per share), $0.8 million ($.02 per share) and $0.4 million ($.01 per share) in 2002, 2001 and 2000, respectively. The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended November 30,
	2002	2001	2000
Risk free interest rate	4.0%	5.0%	6.9%
Dividend yield	—	1.0%	4.1%
Volatility of expected market price of Company stock	45%	49%	48%
Weighted average life of options in years	6.1	6.5	6.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note P—Stock-Based Compensation Plans (Continued)

A summary of the Company’s stock option activity, and related information for the years ended 2002, 2001 and 2000 is as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,304,954	$8.00	4,590,939	$8.51	4,080,748	$8.92
Granted	1,078,400	$8.17	1,135,850	$6.05	1,093,480	$7.34
Forfeited	(105,237)	$7.67	(403,660)	$8.40	(574,789)	$9.08
Exercised	(89,150)	$5.77	(18,175)	$5.58	(8,500)	$5.31

Outstanding at end of year	6,188,967	$8.06	5,304,954	$8.00	4,590,939	$8.51

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2002 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
Range Of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$4.56 — $5.99	1,126,709	$5.42	4.6	915,519	$5.48
$6.00 — $6.99	796,329	$6.53	7.1	482,329	$6.53
$7.00 — $7.99	1,198,055	$7.58	5.3	1,016,325	$7.60
$8.00 — $8.99	2,370,577	$8.45	7.2	1,582,810	$8.58
$9.00 — $14.37	697,297	$13.59	5.3	697,297	$13.59

Total	6,188,967	$8.06	6.1	4,694,280	$8.30

There were 3,899,090 and 3,246,666 stock options exercisable with weighted average prices of $8.45 and $8.52 at November 30, 2001 and 2000 respectively.

Note Q—Common Stock

At November 30, 2002, approximately 7.3 million shares of $.10 par value common stock were reserved for future issuance upon exercise of options and for payments of awards under stock-based compensation plans.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information

The Company operates two business segments, Decorative & Building Products and Performance Chemicals. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations. The Decorative & Building Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates, industrial films, transfer printed products and commercial roofing systems. These products are used in numerous applications, including building refurbishment and remodeling, new construction, furniture, cabinets, transportation, manufactured housing, retail display, consumer electronics, flooring and home furnishings. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, and fluorochemical chemistries. The Segment’s custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor care, tape, tires, plastic parts and various other specialty chemical applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. No one customer accounted for 10 percent or more of consolidated sales.

Segment operating profit represents net sales less applicable costs, expenses and provisions for unusual and nonrecurring items relating to operations. Segment operating profit excludes corporate income and expenses, provisions for unusual and nonrecurring items, interest expense and income taxes. For 2001 and 2000, corporate expenses allocated to the business segments were adjusted by $3.0 million to better reflect costs related to the business segments and for comparability to 2002.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (Continued)

BUSINESS SEGMENT INFORMATION

	2002	2001	2000
	(Dollars in millions)
Net Sales
Decorative & Building Products	$381.8	$416.1	$429.8
Performance Chemicals	299.4	320.9	343.5

	$681.2	$737.0	$773.3

Income
Decorative & Building Products	$2.3	$13.3	$38.4
Performance Chemicals	19.9	18.8	3.7
Unusual and nonrecurring items	2.3	(13.7)	(.3)

Segment Operating Profit	24.5	18.4	41.8
Interest expense	(8.1)	(14.0)	(14.7)
Corporate other income (expense), net	(5.1)	(6.0)	(6.7)
Corporate expenses	(4.1)	(5.2)	(9.0)
Unusual and nonrecurring items	.3	(4.0)	(3.5)
Spin-off related costs	—	(.1)	(.6)

Income (Loss) Before Income Taxes	$7.5	$(10.9)	$7.3

Total Assets
Decorative & Building Products	$255.6	$303.9	$302.4
Performance Chemicals	139.0	258.9	266.1
Corporate	71.5	76.3	79.0

	$466.1	$639.1	$647.5

Capital Expenditures
Decorative & Building Products	$6.8	$14.0	$22.0
Performance Chemicals	4.2	5.5	13.0
Corporate	.1	—	.3

	$11.1	$19.5	$35.3

Depreciation and Amortization
Decorative & Building Products	$15.0	$16.9	$15.8
Performance Chemicals	13.3	16.5	16.5
Corporate	.5	.9	1.0

	$28.8	$34.3	$33.3

The Company’s operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (Continued)

GEOGRAPHIC INFORMATION

	2002	2001	2000
	(Dollars in millions)
Net Sales
United States	$594.7	$643.8	$672.3
United States export sales	33.3	31.8	35.5
Europe	53.0	61.1	65.0
Asia	.2	.3	.5

	$681.2	$737.0	$773.3

Segment Operating Profit (Loss)
United States	$25.3	$14.5	$37.4
Europe	(2.3)	2.7	3.7
Asia	1.5	1.2	.7

	$24.5	$18.4	$41.8

Total Assets
United States	$366.6	$499.8	$495.0
Europe	80.9	121.6	135.4
Asia	18.6	17.7	17.1

	$466.1	$639.1	$647.5

Long-Lived Assets
United States	$218.3	$337.6	$353.2
Europe	50.4	89.8	93.6
Asia	1.0	1.1	1.2

	$269.7	$428.5	$448.0

Unconsolidated Asian Joint Ventures
Net sales	$55.1	$50.6	$44.1
Net income	$2.0	$2.1	$1.1
Total assets	$46.0	$54.6	$51.7
Total liabilities	$12.6	$23.5	$22.4

Note S—Subsequent Event

On January 29, 2003, the Company announced a restructuring program that has resulted in a workforce reduction of approximately 70 employees or 7 percent of its domestic salaried workforce. The Company will accrue a restructuring provision of approximately $1.4 million primarily in its first quarter of fiscal 2003. Both business segments and the Corporate Headquarters have been affected by the restructuring effort. The Company anticipates that these workforce reductions, as well as other expense reduction initiatives, will result in annualized savings of approximately $8.0 million.

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three months ended
2002	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per-share amounts)
Net sales	$156.3	$175.0	$177.6	$172.3
Segment operating profit	$5.6	$10.7	$4.5	$3.7
Unusual and nonrecurring items	$—	$2.0	$.2	$.4
Income before income taxes	$.8	$5.6	$.5	$.6
Income before cumulative effect of change in accounting principle	$.5	$5.5	$.5	$.5
Cumulative effect of change in accounting principle	$(142.5)	$—	$—	$—
Net (Loss) Income	$(142.0)	$5.5	$.5	$.5
(Loss) earnings per share of common stock (1)
Basic	$(3.58)	$.14	$.01	$.01
Diluted	$(3.56)	$.14	$.01	$.01
Common stock price range per share — high	$7.55	$9.80	$9.15	$5.75
— low	$5.00	$6.85	$4.20	$3.63

	Three months ended
2001	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per-share amounts)
Net sales	$165.1	$190.2	$199.9	$181.8
Segment operating profit (loss)	$.9	$(7.2)	$10.9	$13.8
Unusual and nonrecurring items	$1.0	$(18.7)	$—	$—
(Loss) income before income taxes	$(5.8)	$(18.0)	$4.3	$8.6
Net (Loss) Income	$(3.5)	$(10.8)	$2.6	$5.0
(Loss) earnings per share of common stock (1)
Basic	$(.09)	$(.27)	$.06	$.13
Diluted	$(.09)	$(.27)	$.06	$.13
Common stock price range per share — high	$7.14	$7.13	$7.44	$6.95
— low	$4.99	$5.40	$5.68	$5.37

(1)	The sum of the quarterly EPS amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Capital Stock

The Company’s common stock is listed on the New York Stock Exchange. At November 30, 2002, there were approximately 10,100 holders of record of the Company’s common stock.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2003 Annual Meeting of Shareholders is set forth on pages 3 through 5 of the Company’s 2003 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2003 Annual Meeting of Shareholders is set forth on pages 5 through 7 of the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Also, see Executive Officers of the Registrant on pages 11 and 12 of this report.

Item 11.    Executive Compensation

Information regarding executive compensation is set forth on pages 9 and 10 and 13 through 21 of the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information regarding the security ownership of certain beneficial owners and management is set forth on pages 11 and 12 of the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of November 30, 2002, regarding the Company’s two existing compensation plans, the Amended and Restated 1999 Equity and Performance Incentive Plan and the Option Adjustment Plan. Both of these plans have been approved by the Company’s shareholders. See Note P to the Consolidated Financial Statements for further information regarding the Company’s stock-based compensation plans.

Equity Compensation Plan Information

As of November 30, 2002

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,188,967	$8.06	1,163,055
Equity compensation plans not approved by security holders	—	—	—

Total	6,188,967	$8.06	1,163,055

Item 13.    Certain Relationships and Related Transactions

Information regarding certain transactions and employment arrangements with management is set forth on page 17 of the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Item 14.    Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures during the last ninety (90) days and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective. Further, there have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2002, 2001 and 2000
Consolidated Balance Sheets at November 30, 2002 and 2001
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended November 30, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended November 30, 2002, 2001 and 2000
Notes to the Consolidated Financial Statements

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

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1

Amended and Restated Credit Agreement dated April 12, 2001 (“Credit Agreement”), by and among OMNOVA Solutions Inc., Bank of America, N.A. as Agent and Lender and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 (File No. 1-15147)).

4.2

Amendment No. 1 to Credit Agreement, dated as of September 13, 2002, by and among OMNOVA Solutions Inc., Bank of America, N.A., each of the Lenders signatory thereto and each of the Guarantors signatory thereto.

4.3

Amendment No. 2 to Credit Agreement, dated as of February 3, 2003, by and among OMNOVA Solutions Inc., Bank of America, N.A., each of the Lenders signatory thereto and each of the Guarantors signatory thereto.

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
10.7†

OMNOVA Solutions Amended and Restated 1999 Equity and Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated February 22, 2002, as filed with the Commission on February 19, 2002 (File No. 1-15147)).

10.8**†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.
10.9**†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.
10.10**†	OMNOVA Solutions Executive Incentive Compensation Plan.
10.11**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.
10.12**†	OMNOVA Solutions Deferred Bonus Plan.
10.15*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.
10.16*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.
10.17*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.
10.18*	Services and Support Agreement between OMNOVA Solutions and GenCorp.
10.19**	Form of Director and Officer Indemnification Agreement.
10.20**	Form of Director Indemnification Agreement.
10.21**	Form of Officer Indemnification Agreement.

SUBSIDIARIES OF THE REGISTRANT
21.1	Listing of Subsidiaries.

CONSENTS OF EXPERTS
23.1	Consent of Ernst & Young LLP.

Exhibit	Description
POWER OF ATTORNEY

24.1	Powers of Attorney executed by E. P. Campbell, D. A. Daberko, D. R. Holmes, D. E. McGarry, S. W. Percy, R. B. Pipes, and W. R. Seelbach, Directors of the Company.
99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to OMNOVA Solutions Inc., 175 Ghent Road, Fairlawn, Ohio 44333-3300, Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.

*	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-15147).

**	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10 (File No. 1-15147).

†	Management contract or compensatory arrangement.

(b)    Reports on Form 8-K

OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended November 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNOVA SOLUTIONS INC.
February 11, 2003

	By	/s/ J. C. LEMAY
J. C. LeMay Senior Vice President, Business Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. MCMULLEN K. M. McMullen	Chairman, Chief Executive Officer and President	February 11, 2003

/s/ M. E. HICKS M. E. Hicks	Senior Vice President and Chief Financial Officer; Treasurer	February 11, 2003

* E. P. Campbell	Director	February 11, 2003

* D. A. Daberko	Director	February 11, 2003

* D. R. Holmes	Director	February 11, 2003

* D. E. McGarry	Director	February 11, 2003

* S. W. Percy	Director	February 11, 2003

* R. B. Pipes	Director	February 11, 2003

* W. R. Seelbach	Director	February 11, 2003

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. SYRVALIN K. C. Syrvalin		February 11, 2003

CERTIFICATIONS

I, Kevin M. McMullen, certify that:

1.  I have reviewed this Annual Report on Form 10-K of OMNOVA Solutions Inc.;

2.  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ K. M. McMullen
Chairman, Chief Executive Officer and President

Date: February 11, 2003

CERTIFICATIONS

I, Michael E. Hicks, certify that:

1.  I have reviewed this Annual Report on Form 10-K of OMNOVA Solutions Inc.;

2.  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ M. E. Hicks
Senior Vice President and Chief Financial Officer; Treasurer

Date: February 11, 2003