Form 10-Q
period 2003-02-28
OMNOVA SOLUTIONS INC
filed 2003-04-08
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2003

Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

At March 31, 2003, there were 39,931,827 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Operations

(Dollars in Millions, Except Per-Share Data)

(Unaudited)

	Three Months Ended February 28,
	2003	2002
Net Sales	$153.4	$156.3
Costs and Expenses
Cost of products sold	115.4	110.7
Selling, general and administrative	34.1	34.6
Depreciation and amortization	6.8	7.2
Interest expense	2.0	2.3
Other expense (income), net	1.1	.7
Unusual and nonrecurring items	1.1	—

	160.5	155.5

(Loss) Income Before Income Taxes	(7.1)	.8
Income tax (benefit) expense	(.2)	.3

(Loss) Income Before Cumulative Effect of Accounting Change	$(6.9)	$.5
Cumulative Effect of Accounting Change	—	(142.5)

Net Loss	$(6.9)	$(142.0)

Basic Earnings (Loss) Per Share
(Loss) Earnings before cumulative effect of accounting change	$(.17)	$.01
Cumulative effect of accounting change	—	(3.60)

Net Loss Per Basic Share	$(.17)	$(3.59)

Diluted Earnings (Loss) Per Share
(Loss) Earnings before cumulative effect of accounting change	$(.17)	$.01
Cumulative effect of accounting change	—	(3.60)

Net Loss Per Diluted Share	$(.17)	$(3.59)

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28, 2003	November 30, 2002
	(Dollars in millions)
ASSETS:
Current Assets
Cash and cash equivalents	$7.7	$8.4
Accounts receivable, net	49.9	42.8
Inventories	56.8	48.3
Deferred income taxes	11.8	11.8
Prepaid expenses and other	5.4	4.8

Total Current Assets	131.6	116.1
Property, plant and equipment, net	189.4	193.0
Goodwill, net	41.2	41.1
Trademarks and other intangible assets, net	35.2	35.6
Prepaid pension	55.9	55.4
Other assets	25.3	24.9

Total Assets	$478.6	$466.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$6.0	$6.0
Accounts payable	79.7	83.7
Accrued payroll and personal property taxes	11.0	14.0
Other current liabilities	12.0	11.6

Total Current Liabilities	108.7	115.3
Long-term debt	151.5	126.5
Postretirement benefits other than pensions	51.4	51.4
Deferred income taxes	11.8	11.8
Other liabilities	13.6	13.9
Shareholders’ Equity
Preference stock—$1.00 par value; 15.0 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135.0 million shares authorized; 41.8 million shares outstanding	4.2	4.2
Additional contributed capital	309.3	309.3
Retained deficit	(154.9)	(148.0)
Treasury stock at cost; 2.0 million shares and 2.1 million shares	(13.0)	(13.3)
Accumulated other comprehensive loss	(4.0)	(5.0)

Total Shareholders’ Equity	141.6	147.2

Total Liabilities and Shareholders’ Equity	$478.6	$466.1

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended February 28,
	2003	2002
	(Dollars in millions)
Operating Activities
Net loss	$(6.9)	$(142.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	142.5
Depreciation, amortization and (gain)/loss on sale of fixed assets	7.0	7.3
Deferred income taxes	—	(3.0)
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
Current assets	(16.0)	9.0
Current liabilities	(6.3)	(17.8)
Other noncurrent assets	(1.4)	(3.2)
Other noncurrent liabilities	.3	.5

Net Cash Used In Operating Activities	(23.3)	(6.7)

Investing Activities
Capital expenditures	(2.4)	(2.1)

Net Cash Used In Investing Activities	(2.4)	(2.1)

Financing Activities
Long-term debt incurred	55.0	34.9
Long-term debt paid	(30.0)	(30.0)
Net short-term debt incurred	—	1.9

Net Cash Provided By Financing Activities	25.0	6.8

Effect of exchange rate changes on cash	—	(.1)

Net Decrease in Cash and Cash Equivalents	(.7)	(2.1)
Cash and cash equivalents at beginning of year	8.4	8.5

Cash And Cash Equivalents At End Of Period	$7.7	$6.4

Supplemental Cash Flows Information
Cash paid during the quarter:
Interest	$2.2	$2.5
Income taxes	$—	$—

See notes to the unaudited interim condensed consolidated financial statements.

5

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2003

Note A – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (OMNOVA Solutions or the Company) Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

OMNOVA Solutions is an innovator of decorative and functional surfaces, emulsion polymers and specialty chemicals for a variety of commercial, industrial and residential end uses. The Company’s products provide critical performance and aesthetic attributes to materials that people use daily. Over 75 percent of the Company’s sales are generated in product categories in which the Company maintains leading positions. OMNOVA’s leading positions have been built through innovative products, customized product solutions, strong brands, strong technical expertise, well-established distribution channels and long-standing customer relationships. The Company offers over 1,000 products, which helps its more than 2,000 customers differentiate their products in the marketplace. The Company utilizes 18 strategically located manufacturing, marketing, development and design facilities in North America, Europe and Asia to service its broad customer base. The Company was formed as a result of the spin-off of the OMNOVA Solutions business from GenCorp Inc. on September 30, 1999.

All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month periods ended February 28, 2003 and 2002 have been reflected. The results of operations for the three month period ended February 28, 2003 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

Note B – Restructuring

The Company announced and began implementing a restructuring plan during the first quarter of fiscal 2003 which consisted mainly of employee reductions across the Company and the relocation of a design facility in its Decorative & Building Products segment. The implementation of these actions will result in the reduction of approximately 70 employees. The Company anticipates the entire charge for the actions will be $2.6 million. The charge will consist of severance benefits of $1.9 million and relocation expenses of $0.7 million for the design center consisting of $0.2 million for a fixed asset write-off and $0.5 million for exit expenses. The design facility will be vacated in the third quarter of 2003 and the property is currently being marketed for sale. The restructuring is expected to be substantially complete by the end of fiscal 2003.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized primarily when the liability is incurred. The Company anticipates the charges associated with the first quarter

Note B – Restructuring (Continued)

restructuring will be recorded primarily as incurred in fiscal 2003, as required under SFAS 146, as follows:

	Three Months Ending
(Dollars in millions)	February 28	May 31	August 31	November 30	Total
Severance benefits	$.9	$.8	$.2	$—	$1.9
Fixed asset write-off	.2	—	—	—	.2
Shut-down costs	—	.2	.2	.1	.5

Total	$1.1	$1.0	$.4	$.1	$2.6

The Company recorded an expense of $1.1 million ($.03 per diluted share) as an unusual and nonrecurring item during the first quarter of fiscal 2003 relating to the severance benefits and fixed asset write-offs.

Note C – Inventories

Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s judgments of expected year-end inventory levels. Components of inventory are as follows:

(Dollars in millions)	February 28, 2003	November 30, 2002
Raw materials and supplies	$18.7	$16.0
Work-in-process	4.1	2.9
Finished products	63.0	57.9

Approximate replacement cost of inventories	85.8	76.8
LIFO reserve	(17.5)	(17.5)
Other reserves	(11.5)	(11.0)

Inventories	$56.8	$48.3

Note D – Goodwill and Intangible Assets

Effective December 1, 2001, the Company adopted SFAS 142, “Goodwill and Indefinite Lived Intangible Assets.” Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment. Upon adoption during the first quarter of fiscal 2002, the Company recorded a transitional impairment loss of $142.5 million as a cumulative effect of an accounting change. There were no impairment losses recorded during the first quarter of fiscal 2003.

The following table displays the intangible assets that continue to be subject to amortization and their net carrying amount as well as intangible assets not subject to amortization as of February 28, 2003 and November 30, 2002:

	February 28, 2003		November 30, 2002
(Dollars in millions)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
Amortized intangible assets
Patents	$7.9	$4.5	$7.9	$4.7
Trademarks	8.1	5.4	8.0	5.5
Technical know-how	9.7	7.5	9.4	7.3
Other	7.7	4.5	7.7	4.8

	$33.4	$21.9	$33.0	$22.3

Unamortized intangible assets
Trademarks	$13.3	$13.3	$13.3	$13.3
Goodwill	41.2	41.2	41.1	41.1

	$54.5	$54.5	$54.4	$54.4

Amortization expense for intangible assets subject to amortization was $0.8 million for the three months ended February 28, 2003 and 2002, and is estimated to be approximately $3.2 million annually for the next five fiscal years.

Note E – Long-Term Debt

On February 3, 2003, the Company amended its secured revolving credit facility (Facility) which expires in September 2004. The Facility is collateralized by substantially all of the Company’s assets. The Facility contains various debt and investment restrictions and provisions.

Pursuant to this amendment, the Facility was reduced from $200 million to $185 million on February 3, 2003 and declines to $180 million on May 31, 2003 and to $175 million on November 30, 2003 and thereafter. The Debt/EBITDA covenant was amended to 5.50 to 1.00 for the quarter ending February 28, 2003, 5.75 to 1.00 for the quarter ending May 31, 2003, 4.75 to 1.00 for the quarter ending August 31, 2003, 4.00 to 1.00 for the quarters ending November 30, 2003 and February 29, 2004 and 3.25 to 1.00 thereafter. The interest coverage ratio was also amended to 2.25 to 1.00 as of February 28, 2003. In addition, interest rates will be based on the prime rate with monthly step-ups during the life of the Facility. The Company is also required to maintain a minimum net worth of $260 million excluding the effects of adopting SFAS No. 142. The Company was in compliance with all of its covenants at February 28, 2003.

Interest rates on the Facility are variable, primarily based on prime, and were at an average rate of 6.25 percent at February 28, 2003. The Facility contains a provision that allows for a swing line of credit for up to $10 million for daily funding requirements, of which $6.0 million was utilized at February 28, 2003. The interest rate on the swing line of credit is variable, primarily based on the prime interest rate, and was 6.25 percent at February 28, 2003. The Company had outstanding letters of credit totaling $4.8 million at February 28, 2003. The Company pays a variable commitment fee, which is currently 50 basis points, on the unused balance excluding the swing line of credit.

At February 28, 2003, the unused and available balance under the Facility was $24.2 million.

Note F – Receivables Sale Facility

The Company maintains a receivable backed commercial paper program. The program is a receivables securitization transaction among OMNOVA Receivables Corporation, as Seller, OMNOVA Solutions Inc., as Originator and Servicer, Bank One, NA, as the Financial Institution and Agent, and Falcon Asset Securitization Corporation, a special purpose entity administered by Bank One, NA. Under the program, the Company may sell up to $60 million of trade receivables through its wholly-owned subsidiary, OMNOVA Receivables Corporation, a qualifying special-purpose entity (SPE). At February 28, 2003, the program was utilized for $41.9 million. At November 30, 2002, the program was utilized for $55.1 million. The allowance for doubtful accounts has been retained on the Company’s Consolidated Balance Sheets. The related recurring costs of the program were recorded as other expense in the Consolidated Statements of Operations and totaled $0.3 million and $0.4 million for the quarters ended February 28, 2003 and 2002, respectively. The proceeds from the sale were used to reduce borrowings under committed lines of credit. The Company retains the servicing responsibilities for the receivables. The program is scheduled to expire in June of 2003. The Company is currently discussing with the Agent a renewal of the program.

Note G – Indirect Guarantees of Indebtedness

In November 2002, the Financial Accounting Standards Board released Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45). The interpretation requires that a guarantor recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure of the maximum potential amount of future payments is not required for product warranties. Effective December 1, 2002, the Company adopted the interpretation, which did not have a significant impact on the Company. Additionally, the interpretation requires new disclosures relating to product warranties. The Company provides product warranties on its roofing products. The Company’s policy for product warranties is to review the warranty reserve on a quarterly basis for specifically identified or new matters and perform a detailed study of the reserve on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs and failure rates. A change in these factors could result in a significant change in the reserve balance. Currently, the Company does not have any deferred revenue recorded relating to product warranties.

Note G – Indirect Guarantees of Indebtedness (Continued)

The reconciliation of the warranty reserve for the first quarter is as follows:

	Three Months Ended February 28,
(Dollars in millions)	2003	2002
Beginning balance	$13.5	$11.5
Warranty provision	.7	1.1
Warranty payments	(.9)	(1.0)

Ending balance	$13.3	$11.6

Note H – Earnings Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted earnings per share and the computation of basic and diluted earnings per share:

	Three Months Ended February 28,
	2003	2002
	(Dollars in millions, except per share data

Numerator
(Loss) income before cumulative effect of accounting change	$(6.9)	$.5
Cumulative effect of accounting change	—	(142.5)

Net loss	$(6.9)	$(142.0)

	(Shares in thousands)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	39,895	39,593
Effect of dilutive employee stock options	—	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	39,895	39,593

Basic Earnings Per Share:
(Loss) income before cumulative effect of accounting change	$(.17)	$.01
Cumulative effect of accounting change	—	(3.60)

Net loss	$(.17)	$(3.59)

Diluted Earnings Per Share:
(Loss) income before cumulative effect of accounting change	$(.17)	$.01
Cumulative effect of accounting change	—	(3.60)

Net loss	$(.17)	$(3.59)

Note I – Stock-Based Employee Compensation

The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employees stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation Transition and Disclosure”. The statement requires pro forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.

Note I – Stock-Based Employee Compensation (Continued)

The following table displays a reconciliation of accounting under the intrinsic value method under APB 25 as compared to the fair value method under SFAS 123 for the three months ended February 28, 2003 and 2002:

	Three Months Ended February 28,
(Dollars in millions, except per share data)	2003	2002
Net loss as reported	$(6.9)	$(142.0)
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Stock-based compensation under fair value method, net of tax	(.8)	(.7)

Pro forma net loss including option cost under fair value method	$(7.7)	$(142.7)

Basic and diluted earnings per share as reported	$(.17)	$(3.59)
Pro forma basic and diluted earnings per share	$(.19)	$(3.60)

Note J – Comprehensive Income

The components of total comprehensive income (loss) were as follows:

	Three Months Ended February 28,
(Dollars in millions)	2003	2002
Net loss	$(6.9)	$(142.0)
Foreign currency translation adjustment, net of tax	1.0	(1.0)

Comprehensive loss	$(5.9)	$(143.0)

Note K – Contingencies

The Company is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of the Company other than the matter discussed below as to which the Company believes that it has meritorious defenses and the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

On October 12, 2000, a group of former GenCorp Inc. employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. Plaintiffs claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier and GenCorp’s adoption of a replacement retiree health care plan which capped benefit levels. The matter is currently in the discovery stage of the proceedings. The Company believes that it has meritorious defenses to this lawsuit as well as a right of indemnification from GenCorp. The Company believes that the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote.

Note L – Segments

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

The following table sets forth a summary of operations for the three months ended by segment and a reconciliation to consolidated (loss) income before taxes:

	Three Months Ended February 28,
	2003	2002
	(Dollars in millions)
Net Sales
Decorative & Building Products	$78.7	$87.5
Performance Chemicals	74.7	68.8

	$153.4	$156.3
Income (Loss)
Decorative & Building Products	$(4.0)	$(1.3)
Performance Chemicals	1.3	6.9

Segment Operating (Loss) Profit	(2.7)	5.6
Interest expense	(2.0)	(2.3)
Corporate expense	(2.3)	(2.5)
Unusual and nonrecurring items	(.1)	—

(Loss) income before taxes	$(7.1)	$.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations Three Months Ended February 28, 2003 and 2002

Net sales for the Company in the first quarter of 2003 decreased 1.9 percent to $153.4 million compared to $156.3 million during the same period a year ago due to a weak economic environment in several of our served markets. The Company’s Performance Chemicals business segment experienced an 8.6 percent revenue increase, while revenues for the Decorative & Building Products business segment declined 10.0 percent versus the first quarter of 2002. The Company had a segment operating loss of $2.7 million for the first quarter of 2003, versus operating profit of $5.6 million for the first quarter of 2002, as the current quarter was negatively impacted primarily by rapid inflation in our key raw materials and restructuring actions. Operating margins declined to (1.8) percent in the first quarter of 2003 compared to 3.6 percent in the first quarter of 2002. As a result, the Company incurred a loss of $.17 per diluted share in the first quarter of 2003 versus earnings of $.01 per diluted share before the cumulative effect of an accounting change in the first quarter of 2002. Including the cumulative effect of an accounting change in 2002, the Company incurred a loss of $3.59 per diluted share.

To improve profitability, the Company took actions during the first quarter of 2003 including a previously announced salary workforce reduction and initial costs related to the closure of a design facility. As a result, the Company recorded an unusual and nonrecurring charge of $1.1 million during the first quarter of 2003 ($1.1 million net of tax or $.03 per diluted share) for severance benefits and a fixed asset write-off as part of the closure of the design facility. The charge was recorded to the business segments for $1.0 million ($0.8 million for Decorative & Building Products and $0.2 million for Performance Chemicals) and Corporate for $0.1 million. The Company expects that the entire charge relating to these actions will be approximately $2.6 million and will be recorded by the end of fiscal 2003. The design facility will be vacated in the third quarter of 2003 and the property is currently being marketed for sale. The restructuring is expected to be substantially complete by the end of fiscal 2003. The Company expects the annual savings from these actions and other cost reduction initiatives to be $8.0 million. There were no restructuring items in the first quarter of 2002.

Net sales for Decorative & Building Products during the first quarter of 2003 were $78.7 million compared to $87.5 million in the first quarter of 2002. Sales declined across most of the segment’s product lines. Lower refurbishment activity in corporate office, hotel and health care resulted in a decline in wallcovering sales. New commercial construction spending declined approximately nine percent in the first fiscal quarter of 2003 versus last year. This coupled with severe winter weather in much of North America, resulted in lower commercial roofing sales. New product introductions contributed to market share gains and a stable quarter for coated fabrics despite end-use demand weakness in the furniture, manufactured housing and marine markets. The segment incurred an operating loss of $4.0 million versus an operating loss of $1.3 million for the first quarter of 2002. Segment operating margins declined to (5.1) percent for the first quarter of 2003 from (1.5) percent in the first quarter of 2002 due to lower sales volumes and $0.5 million of higher raw material costs.

Net sales for Performance Chemicals during the first quarter of 2003 increased 8.6 percent to $74.7 million, versus $68.8 million in the first quarter of 2002. The increase resulted from volume increases of 7.1 percent and product price increases of 1.5 percent. Many of the segment’s markets showed early signs of recovery as stronger customer demand and new product introductions positively impacted revenues in the paper, carpet, textiles, nonwovens, and floor care product lines. Segment operating profit during the first quarter of 2003 totaled $1.3 million compared to a $6.9 million operating profit for the first quarter of 2002. Segment operating margins declined to 1.7 percent in the first quarter of 2003 versus 10.0 percent in the first quarter of 2002. As compared to the first quarter of 2002, raw material costs were up $9.8 million due to significantly higher oil and natural gas feedstock costs. In response to the raw material increase, the Company attained price increases for its paper and carpet products in the first quarter and has announced new price increases, planned to take effect in the second quarter, across all product lines.

For the Company, cost of goods sold for the first quarter of 2003 increased $4.7 million to $115.4 million versus the same quarter last year. Raw material costs increased $10.3 million, due to rapid inflation in oil and natural gas feedstock costs. The increased costs were partially offset by improvements in manufacturing productivity and lower spending. Selling, general and administrative costs declined $0.5 million to $34.1 million in the first quarter of 2003 versus $34.6 million in the first quarter of 2002, primarily due to reductions in salary workforce, partially offset by higher health care and insurance costs.

Results of Operations Three Months Ended February 28, 2003 and 2002 (Continued)

Interest expense for the quarter ended February 28, 2003 was $2.0 million compared to $2.3 million for the quarter ended February 28, 2002. The decline was due to lower overall average debt levels. Other expense increased $0.4 million to $1.1 million during the first quarter of 2003 as compared to the first quarter of 2002 primarily due to lower joint venture income.

Corporate expense decreased to $2.3 million in the first quarter of 2003 from $2.5 million during the same period a year ago. The decrease resulted from focused cost reduction initiatives partially offset by higher amortization of deferred financing costs.

The Company had an income tax benefit of $0.2 million for the first quarter ended February 28, 2003 as compared to a tax expense of $0.3 million in the same period a year ago. The decrease in expense was due to lower results of operations during the period offset by a reduction in the Company’s effective tax rate. The Company’s effective tax rate decreased to 3 percent for the first quarter of 2003 from 38.5 percent for the first quarter of 2002 due to the impact of the tax valuation allowance.

Financial Resources and Capital Spending

Cash flow used in operating activities was $23.3 million for the first quarter of fiscal 2003, compared to $6.7 million in fiscal 2002. The increase in the use of cash of $16.6 million in the first quarter of 2003 as compared to 2002 resulted primarily from greater working capital requirements. For the first quarter of 2003, $2.4 million was used for investing activities for capital expenditures compared to $2.1 million for the same period a year ago. Cash flow provided by financing activities for the first quarter of 2003 was $25.0 million compared to $6.8 million for the first quarter of 2002. The increase in financing activities resulted from higher working capital needs and a decline in operating results during the quarter.

As described in Note E, the Company amended its secured revolving credit facility in February 2003. Pursuant to the amendment, the Facility was reduced from $200 million to $185 million on February 3, 2003 and declines to $180 million on May 31, 2003 and to $175 million on November 30, 2003 and thereafter. At February 28, 2003 the unused and available balance under this facility was $24.2 million. Interest rates are based on the prime rate with monthly step-ups during the remaining life of the Facility. The Facility expires in September 2004. The Company pays a variable commitment fee, which is currently 50 basis points, on the unused balance. The Company’s total debt outstanding at February 28, 2003, was $157.5 million and its average debt outstanding during the quarter was $161.1 million. The facility is available for working capital and capital expenditures.

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

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of February 28, 2003, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, accounts receivable, inventories, warranty obligations, litigation and environmental reserves, pensions and income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The Company reviews its estimates at least quarterly to ensure that the estimates appropriately reflect changes in its business or as new information becomes available. Actual results may materially differ from these estimates under different assumptions or conditions.

Results of Operations Three Months Ended February 28, 2003 and 2002 (Continued)

Significant Accounting Policies and Management Judgements (Continued)

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

A) Revenue Recognition

Sales are recognized when both title and risk of loss transfer to the customer, which is generally upon shipment. Sales are recorded net of an allowance for sales returns and rebate programs. Sales returns are estimated based upon historical returns. The Company also records estimated reductions to revenue for quantity rebates. If the actual costs of sales returns and rebate programs significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

B) Allowance For Doubtful Accounts

The Company’s policy is to identify all specific customers that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other relevant factors, or those that have been turned over for collection and to reserve for the portion of those outstanding balances that collection does not appear to be likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $3.9 million at February 28, 2003.

C) Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with usage and sales levels over the last year to two years. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence was approximately $11.5 million at February 28, 2003.

D) Allowance For Warranty Claims

On a quarterly basis, the Company updates its building systems warranty reserve for specifically identified or new matters and performs a detailed study of the reserve on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs and failure rates. A change in these factors could result in a significant change in the reserve balance. The warranty reserve at February 28, 2003 was $13.3 million.

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

Results of Operations Three Months Ended February 28, 2003 and 2002 (Continued)

F) Pensions (Continued)

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

At February 28, 2003, the Company’s consolidated prepaid pension asset was $55.9 million compared to $55.4 million at the end of 2002. The increase was principally due to the recognition of pension income. For the quarter ended February 28, 2003, the Company recognized consolidated pretax pension income of $0.5 million.

G) Tax Valuation Allowance

The Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. As of February 28, 2003, the Company had approximately $57.9 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2022, goodwill impairment losses created as a result of the cumulative effect of an accounting change and other temporary differences for which a valuation allowance of $57.9 million has been provided. The Company provided a valuation allowance for its deferred tax assets after having considered its recent history of limited income since its spin-off from GenCorp, projections of future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

H) Stock-Based Employee Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant (intrinsic value method), no compensation expense is recognized.

Environmental Matters

OMNOVA Solutions’ policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes resources and management attention to environmental matters and actively manages its ongoing processes to comply with extensive environmental laws and regulations. OMNOVA Solutions’ Condensed Consolidated Balance Sheet as of February 28, 2003 reflects environmental reserves of $0.8 million. Management believes, on the basis of presently available information, that resolution of environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Results of Operations Three Months Ended February 28, 2003 and 2002 (Continued)

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements,” as defined by federal securities laws with respect to the Company’s financial condition, results of operations and business and the Company’s expectations or beliefs concerning future events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

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

Factors that may cause actual results to differ from expected results include, among others:

•	General economic trends affecting OMNOVA Solutions’ end-use markets;

•	Raw material prices for petrochemicals and chemical feedstocks, including polyvinyl chloride, styrene and butadiene;

•	Acts of war or terrorism;

•	Competitive pressure on pricing;

•	Ability to develop successful new products;

•	Customer and/or competitor consolidation;

•	Operational issues at the Company’s facilities;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Prolonged work stoppage;

•	Governmental and regulatory policies;

•	Rapid increases in health care costs;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	The Company’s strategic alliance and acquisition activities; and

•	Substantial debt and leverage and the ability to service that debt.

All future written and verbal forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. The Company undertakes no obligation, and specifically declines any obligation, other than that imposed by law, to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. Substantially all of the Company’s debt, which is under the amended revolving credit facility described in Note E to the Consolidated Financial Statements, matures in the year 2004 and is variable. The average variable interest rate applicable to this debt was 6.25 percent as of February 28, 2003. Since the Company’s long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

Item 3. Quantitative and Qualitative Disclosure About Market Risk (Continued)

Quantitative and Qualitative Disclosure About Market Risk (Continued)

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in the Condensed Consolidated Balance Sheet, the Company has experienced an accumulated loss of $4.0 million as of February 28, 2003 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 12, 2000, a group of former GenCorp Inc. employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. Plaintiffs claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier and GenCorp’s adoption of a replacement retiree health care plan which capped benefit levels. The matter is currently in the discovery stage of the proceedings. The Company believes that it has meritorious defenses to this lawsuit as well as a right of indemnification from GenCorp. The Company believes that the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote.

The Company is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of the Company other than the matter discussed above as to which the Company believes that it has meritorious defenses and the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders for the quarter ending February 28, 2003.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

99	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

OMNOVA Solutions did not file any reports on Form 8-K during the quarter ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date	April 8, 2003	By	/s/ M. E. HICKS
M. E. Hicks
Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer)

Date	April 8, 2003	By	/s/ J. C. LEMAY
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 8, 2003	/s/ K. M. MCMULLEN
Chairman, Chief Executive Officer and President

CERTIFICATIONS

I, Michael E. Hicks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OMNOVA Solutions Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 8, 2003	/s/ M. E. HICKS
Senior Vice President and Chief Financial Officer; Treasurer