Form 10-Q
period 2003-05-31
OMNOVA SOLUTIONS INC
filed 2003-07-14
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2003

Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio (State of Incorporation)	34-1897652 (I.R.S. Employer Identification No.)

175 Ghent Road Fairlawn, Ohio (Address of principal executive offices)	44333-3300 (Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒  NO  ☐

At June 30, 2003, there were 39,954,624 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Net Sales	$176.6	$175.0	$330.0	$331.3

Costs and Expenses
Cost of products sold	133.1	124.5	248.5	235.2
Selling, general and administrative	34.8	36.5	68.9	71.1
Depreciation and amortization	6.8	7.3	13.6	14.5
Interest expense	2.9	2.1	4.9	4.4
Other expense (income), net	.9	1.0	2.0	1.7
Restructuring and severance (income) expense	—	(2.0)	1.1	(2.0)
Deferred financing costs write-off	3.1	—	3.1	—

	181.6	169.4	342.1	324.9

(Loss) Income Before Income Taxes	(5.0)	5.6	(12.1)	6.4
Income tax expense (benefit)	—	.1	(.2)	.4

(Loss) Income Before Cumulative Effect of Accounting Change	(5.0)	5.5	(11.9)	6.0
Cumulative Effect of Accounting Change	—	—	—	(142.5)

Net (Loss) Income	$(5.0)	$5.5	$(11.9)	$(136.5)

Basic (Loss) Earnings Per Share
(Loss) Earnings before cumulative effect of accounting change	$(.12)	$.14	$(.30)	$.15
Cumulative effect of accounting change	—	—	—	(3.60)

Net (Loss) Income Per Basic Share	$(.12)	$.14	$(.30)	$(3.45)

Diluted (Loss) Earnings Per Share:
(Loss) Earnings before cumulative effect of accounting change	$(.12)	$.14	$(.30)	$.15
Cumulative effect of accounting change	—	—	—	(3.57)

Net (Loss) Income Per Diluted Share	$(.12)	$.14	$(.30)	$(3.42)

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31, 2003	November 30, 2002
	(Dollars in millions)
ASSETS:
Current Assets
Cash and cash equivalents	$6.7	$8.4
Accounts receivable, net	101.6	42.8
Inventories	57.0	48.3
Deferred income taxes	11.8	11.8
Prepaid expenses and other	10.2	4.8

Total Current Assets	187.3	116.1
Property, plant and equipment, net	185.3	193.0
Goodwill, net	41.7	41.1
Trademarks and other intangible assets, net	34.3	35.6
Prepaid pension	56.5	55.4
Other assets	28.4	24.9

Total Assets	$533.5	$466.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$—	$6.0
Accounts payable	94.6	83.7
Accrued payroll and personal property taxes	12.1	14.0
Other current liabilities	13.0	11.6

Total Current Liabilities	119.7	115.3
Long-term debt	198.0	126.5
Postretirement benefits other than pensions	51.6	51.4
Deferred income taxes	11.8	11.8
Other liabilities	13.6	13.9

Shareholders’ Equity
Preference stock—$1.00 par value; 15.0 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135.0 million shares authorized; 41.8 million shares issued; 39.9 million shares outstanding in 2003 and 39.6 million shares outstanding in 2002	4.2	4.2
Additional contributed capital	309.3	309.3
Retained deficit	(159.9)	(148.0)
Treasury stock at cost; 2.0 million shares and 2.1 million shares	(12.9)	(13.3)
Accumulated other comprehensive loss	(1.9)	(5.0)

Total Shareholders’ Equity	138.8	147.2

Total Liabilities and Shareholders’ Equity	$533.5	$466.1

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended May 31,
	2003	2002
	(Dollars in millions)
Operating Activities
Net loss	$(11.9)	$(136.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	142.5
Depreciation, amortization and (gain)/loss on sale of fixed assets	12.6	12.4
Write-off of deferred financing costs	3.1	—
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
Current assets	(72.1)	(3.0)
Current liabilities	10.6	(5.4)
Other noncurrent assets	(.2)	(4.6)
Other noncurrent liabilities	.7	(.4)

Net Cash (Used In) Provided By Operating Activities	(57.2)	5.0

Investing Activities
Capital expenditures	(4.6)	(4.8)
Proceeds from asset dispositions	1.9	2.8

Net Cash Used In Investing Activities	(2.7)	(2.0)

Financing Activities
Long-term debt incurred	125.6	50.0
Long-term debt paid	(219.1)	(56.3)
Issuance of notes	165.0	—
Net short-term debt (paid) incurred	(6.0)	2.5
Other	(7.5)	.6

Net Cash Provided By (Used In) Financing Activities	58.0	(3.2)
Effect of exchange rate changes on cash	.2	—

Net Decrease in Cash and Cash Equivalents	(1.7)	(.2)
Cash and cash equivalents at beginning of year	8.4	8.5

Cash And Equivalents At End Of Period	$6.7	$8.3

Supplemental Cash Flows Information
Cash paid during the quarter:
Interest	$4.9	$4.6
Income taxes	$—	$—

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2003

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

All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and six month periods ended May 31, 2003 and 2002 have been reflected. The results of operations for the three and six month periods ended May 31, 2003 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Indefinite Lived Intangible Assets”. Upon adoption during the first quarter of fiscal 2002, the Company recorded a transitional impairment loss of $142.5 million as a cumulative effect of an accounting change. There have been no impairment losses recorded during the first half of fiscal 2003.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance items relating to operations. Segment operating profit excludes corporate income and expenses and provisions for restructuring and severance items, interest expense and income taxes.

Certain reclassifications have been made to conform prior year’s data to the current presentation.

Note B – Restructuring and Severance

The Company announced and began implementing a restructuring plan during the first quarter of fiscal 2003 which consisted mainly of employee reductions across the Company and the relocation of a design facility in its Decorative & Building Products segment. The implementation of these actions was estimated to result in the reduction of approximately 70 employees. The Company anticipates that the entire charge for the actions will be $2.8 million. The charge will consist of severance benefits of $2.0 million and $0.8 million related to the design center which consists of $0.2 million for a fixed asset write-off and $0.6 million for shut-down and relocation costs. The restructuring is expected to be substantially complete by the end of the third quarter of fiscal 2003.

Note B – Restructuring and Severance (Continued)

A reconciliation of the severance reserve is as follows:

(Dollars in millions)	February 28, 2003	Second Quarter		May 31, 2003
		Provision	Payments
Decorative & Building Products	$.5	$.7	$.4	$.8
Performance Chemicals	.2	.2	.1	.3
Corporate	.2	—	.1	.1

Total	$.9	$.9	$.6	$1.2

As of May 31, 2003, 73 employees had been affected by the reduction in force program. In the first quarter of fiscal 2003, the Company incurred $0.2 million for the related fixed asset write-off. During the second quarter of fiscal 2003, the Company sold the design facility and recognized a net gain of $1.3 million and incurred $0.4 million for relocation and shut-down costs associated with the design center. The Company estimates that during the third quarter of fiscal 2003, it will incur $0.2 million for severance benefits and $0.2 million for relocation expenses.

Note C – Inventories

Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s judgments of expected year-end inventory levels. Components of inventory are as follows:

(Dollars in millions)	May 31, 2003	November 30, 2002
Raw materials and supplies	$16.6	$16.0
Work-in-process	6.5	2.9
Finished products	63.5	57.9

Approximate replacement cost of inventories	86.6	76.8
LIFO reserve	(17.5)	(17.5)
Other reserves	(12.1)	(11.0)

Inventories	$57.0	$48.3

Note D – Long-Term Debt

On May 28, 2003, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. The Notes are secured by all real property and equipment relating to the Company’s 10 principal domestic manufacturing facilities. The Company has the option to redeem the Notes after May 31, 2007 at a premium. Interest on the Notes will be paid semi-annually on June 1st and December 1st commencing on December 1, 2003. The Company used the proceeds from this offering to repay outstanding amounts under its existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses.

In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base based upon customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet certain financial covenants relating to minimum excess availability and fixed charge coverage ratio.

Note D – Long-Term Debt (Continued)

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the lender’s prime rate and the Federal Funds Effective rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and is initially 1.5%. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and is initially 3.0%. The Facility’s borrowing rate at May 31, 2003 was 5.75%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and is initially 0.5%.

At May 31, 2003, the unused and available balance under the Facility was $40.1 million.

Note E – Receivables Sale Facility

On May 28, 2003, the Company terminated its receivable backed commercial paper program as a part of the Company’s new debt structure (see Footnote D). The program was a receivables securitization transaction among OMNOVA Receivables Corporation, as Seller, OMNOVA Solutions Inc., as Originator and Servicer, Bank One, NA, as the Financial Institution and Agent, and Falcon Asset Securitization Corporation, a special purpose entity administered by Bank One, NA. The termination resulted in the Company utilizing its Facility for $47.7 million to terminate the program. At November 30, 2002, the program was utilized for $55.1 million. The related recurring costs of the program were recorded as other expense in the Consolidated Statements of Operations and totaled $0.4 million and $0.3 million for the three month periods ended May 31, 2003 and 2002, respectively. For the six month periods ended May 31, 2003 and 2002 these costs were $0.7 million. The proceeds from the sale were used to reduce borrowings under committed lines of credit.

Note F – Indirect Guarantees of Indebtedness

The Company provides product warranties on its roofing products. The Company’s policy for product warranties is to review the warranty reserve on an on-going basis for specifically identified or new matters and a detailed study of the reserve is updated on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs and failure rates. A change in these factors could result in a significant change in the reserve balance. Currently, the Company does not have any deferred revenue recorded relating to product warranties.

The reconciliation of the warranty reserve for the three and six month periods ended May 31, 2003 and 2002 is as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2003	2002	2003	2002
Beginning balance	$13.3	$11.6	$13.5	$11.5
Warranty provision	0.7	1.3	1.4	2.4
Warranty payments	(1.3)	(1.7)	(2.2)	(2.7)

Ending balance	$12.7	$11.2	$12.7	$11.2

Note G – Earnings Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted earnings per share and the computation of basic and diluted earnings per share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
Numerator	(Dollars in millions, except per share data)
(Loss) income before cumulative effect of accounting change	$(5.0)	$5.5	$(11.9)	$6.0
Cumulative effect of accounting change	—	—	—	(142.5)

Net (loss) income	$(5.0)	$5.5	$(11.9)	$(136.5)

Denominator	(Shares in millions)
Denominator for basic earnings per share – weighted average shares outstanding	39.9	39.6	39.9	39.6
Effect of dilutive employee stock options	—	.4	—	.3

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	39.9	40.0	39.9	39.9

Basic Earnings Per Share:
(Loss) income before cumulative effect of accounting change	$(.12)	$.14	$(.30)	$.15
Cumulative effect of accounting change	—	—	—	(3.60)

Net (loss) income	$(.12)	$.14	$(.30)	$(3.45)

Diluted Earnings Per Share:
(Loss) income before cumulative effect of accounting change	$(.12)	$.14	$(.30)	$.15
Cumulative effect of accounting change	—	—	—	(3.57)

Net (loss) income	$(.12)	$.14	$(.30)	$(3.42)

Note H – Stock-Based Employee Compensation

The following table displays a reconciliation of accounting under the intrinsic value method under APB 25 as compared to the fair value method under SFAS 123 for the three and six months ended May 31, 2003 and 2002:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions, except per share data)	2003	2002	2003	2002
Net (loss) income as reported	$(5.0)	$5.5	$(11.9)	$(136.5)
Add: Stock-based employee compensation expense included in reported net income	—	—	—	—
Deduct: Stock-based compensation under fair value method, net of tax	(.6)	(.7)	(1.4)	(1.4)

Pro forma net (loss) income including option cost under fair value method	$(5.6)	$4.8	$(13.3)	$(137.9)

Basic (loss) earnings per share as reported	$(.12)	$.14	$(.30)	$(3.45)
Pro forma basic (loss) earnings per share	$(.14)	$.12	$(.33)	$(3.48)
Diluted (loss) earnings per share as reported	$(.12)	$.14	$(.30)	$(3.42)
Pro forma diluted (loss) earnings per share	$(.14)	$.12	$(.33)	$(3.46)

Note I – Comprehensive Income

The components of total comprehensive income (loss) were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2003	2002	2003	2002
Net (Loss) Income	$(5.0)	$5.5	$(11.9)	$(136.5)
Foreign currency translation adjustment, net of tax	2.1	1.3	3.1	(.3)

Comprehensive (Loss) Income	$(2.9)	$6.8	$(8.8)	$(136.8)

Note J – Contingencies

The Company is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of the Company other than the matter discussed below as to which the Company believes that it has meritorious defenses as well as a right to indemnification from GenCorp and the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote. The effect of the resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

On October 12, 2000, a group of former GenCorp Inc. employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp Inc. and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. Plaintiffs claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier, and GenCorp’s adoption of a replacement retiree health care plan that capped benefit levels. The matter is currently in the discovery stage. The Company believes that it has meritorious defenses to this lawsuit as well as a right to indemnification from GenCorp. The Company believes that the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote.

Note K – Segments

The Company operates in two business segments, Decorative & Building Products and Performance Chemicals. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations. Management reviews the performance of the business segments excluding restructuring and severance costs in assessing the performance of and making decisions regarding the allocation of resources to the business segments. Management believes that providing this information in this manner is essential to providing the Company’s shareholders with an understanding of the Company’s business and operating performance.

The Decorative & Building Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates, industrial films, transfer printed products and commercial roofing systems. These products are used in numerous applications, including building refurbishment and remodeling, new construction, furniture, cabinets, transportation, manufactured housing, retail display, consumer electronics, flooring and home furnishings. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, and fluorochemical chemistries. The segment’s custom-formulated products include

Note K – Segments (Continued)

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

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs relating to operations. Segment operating profit excludes corporate income and expenses, provisions for corporate restructuring and severance, interest expense and income taxes. The following table sets forth a summary of operations for the three and six month periods ended May 31, 2003 and 2002 by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated (loss) income before taxes:

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2002	2003	2002
	(Dollars in millions)
Net Sales
Decorative & Building Products	$93.6	$97.5	$172.3	$185.0
Performance Chemicals	83.0	77.5	157.7	146.3

	$176.6	$175.0	$330.0	$331.3
Income (Loss)
Decorative & Building Products (D&BP)
Operating profit (loss)	$1.9	$2.9	$(1.3)	$1.6
Restructuring and severance	.2	(.4)	(.6)	(.4)

D&BP segment operating profit (loss)	2.1	2.5	(1.9)	1.2
Performance Chemicals (PC)
Operating profit	2.2	6.1	3.7	13.0
Restructuring and severance	(.2)	2.1	(.4)	2.1

PC segment operating profit	2.0	8.2	3.3	15.1

Total Segment Operating Profit	$4.1	$10.7	$1.4	$16.3
Interest expense	(2.9)	(2.1)	(4.9)	(4.4)
Corporate expense	(3.1)	(3.3)	(5.4)	(5.8)
Restructuring and severance	—	.3	(.1)	.3
Deferred financing costs write-off	(3.1)	—	(3.1)	—

(Loss) Income Before Taxes	$(5.0)	$5.6	$(12.1)	$6.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations Three and Six Months Ended May 31, 2003 and 2002

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

The Company’s management discusses its operating performance by business segment and provides segment operating profit performance excluding segment restructuring and severance items because this is the manner in which segment operating results are reported to management for purposes of assessing its business segment performance and in making decisions regarding the allocation of resources to the Company’s business segments. Management also believes that it provides a better basis for investors to understand its businesses and to be better able to compare operating results year over year.

Net sales increased one percent to $176.6 million for the second quarter of fiscal 2003 compared to $175.0 million during the same period a year ago. The Company’s Performance Chemicals business segment experienced a 7.1 percent revenue increase, while the Decorative & Building Products business segment decreased 4.0 percent. Sales for the six months ended May 31, 2003 decreased 0.4 percent to $330.0 million compared to $331.3 million for the same period a year ago.

The Company’s segment operating profit declined to $4.1 million for the second quarter of fiscal 2003 as compared to $10.7 million for the second quarter of fiscal 2002. Operating margins declined to 2.3 percent during the period as compared to 6.1 percent for the comparable period in the prior fiscal year. The overall decline was due to higher raw material costs mitigated somewhat by productivity increases and focused cost reduction initiatives. The second quarter of fiscal 2002 was positively impacted by the gain on sale of the Greensboro, North Carolina facility for $2.2 million partially offset by other restructuring expenses of $0.5 million. For the six months ended May 31, 2003, operating profit declined to $1.4 million as compared to $16.3 million for the same period last year. Operating margins for the six months ended May 31, 2003 were 0.4 percent compared to 4.9 percent for the same period a year ago. Included in segment operating profit for the first half of fiscal 2003 was a net charge of $1.0 million primarily related to the reduction in workforce program initiated in the first quarter of fiscal 2003 as compared to a net gain of $1.7 million primarily related to the sale of the Greensboro, North Carolina facility in fiscal 2002. Excluding these restructuring and severance items, segment operating profit was $2.4 million for the six months ended May 31, 2003 as compared to $14.6 million for the six months ended May 31, 2002. Excluding the restructuring and severance items, operating margins for the six months ended May 31, 2003 were 0.7 percent compared to 4.4 percent for the same period a year ago. The decline in margins in the first half of fiscal 2003 as compared to the first half of fiscal 2002 stemmed mainly from higher raw material costs.

Net sales for Decorative & Building Products during the second quarter of fiscal 2003 declined 4.0 percent to $93.6 million compared to $97.5 million in the second quarter of fiscal 2002. Sales declined due to lower refurbishment activity in corporate offices and hotels resulting in a decline in wallcovering, coated fabrics and decorative laminates. The decline was partially mitigated by increased sales of commercial roofing products which improved over the prior period in fiscal 2002 due to demand created by severe winter weather conditions from the first quarter of fiscal 2003. Segment operating profit for the second quarter of fiscal 2003 was $2.1 million compared to $2.5 million for the same period a year ago. Included in segment operating profit in fiscal 2003 was a net gain of $0.2 million related to the sale of a design facility offset by costs associated with a reduction in workforce program initiated in the first quarter of fiscal 2003. Segment operating profit in the second quarter of fiscal 2002 included charges of $0.4 million for severance costs related to the segment’s U.K. wallcovering business offset by reversals of anticipated legal settlements. Excluding these restructuring and severance items, segment operating profit was $1.9 million for the second quarter of fiscal 2003 as compared to $2.9 million for the second quarter of fiscal 2002. The decline was due to lower sales volumes and $0.9 million of higher raw material costs. Excluding the restructuring and severance items, segment operating profit margins decreased to 2.0 percent in the second quarter of fiscal 2003 from 3.0 percent in the second quarter of fiscal 2002.

For the six-month period ended May 31, 2003, sales declined to $172.3 million from $185.0 million in the comparable period in the prior fiscal year due to overall weakness of the segment’s end use markets. The segment incurred an operating loss of $1.9 million for the first half of fiscal 2003 compared to an operating profit of $1.2 million for the first half of fiscal 2002. Included in segment operating profit for the six months ended May 31, 2003 and 2002 are restructuring and severance charges of $0.6 million and $0.4 million, respectively. Excluding the restructuring and severance charges, segment operating profit was a loss of $1.3 million for the six months ended May 31, 2003 as compared to an operating profit of $1.6 million for the six months ended May 31, 2002. Segment operating profit declined primarily due to volume declines and raw material price increases.

Net sales for Performance Chemicals during the second quarter of fiscal 2003 increased 7.1 percent to $83.0 million compared to $77.5 million in the second quarter of fiscal 2002. The increase resulted primarily from product pricing actions and new business accounts. Segment operating profit for the second quarter of fiscal 2003 was $2.0 million compared to $8.2 million for the same period a year ago. Included in segment operating profit for the second quarter of fiscal 2003 was a restructuring charge of $0.2 million associated with a reduction in workforce program initiated in the first quarter of fiscal 2003. Segment operating profit in the second quarter of fiscal 2002 included a gain of $2.1 million primarily related to the sale of the Greensboro, North Carolina facility. Excluding these restructuring and severance items, segment operating profit was $2.2 million for the second quarter of fiscal 2003 as compared to $6.1 million for the second quarter of fiscal 2002. The decline was due to increased raw material costs of $10.5 million during the quarter related primarily to significantly higher prices for oil and natural gas feedstocks. In response to the raw material inflation, the segment implemented price increases across all product lines in the second quarter. Segment operating profit margins, excluding these restructuring and severance items, decreased to 2.7 percent in the second quarter of fiscal 2003 from 7.9 percent in the second quarter of fiscal 2002.

For the six-month period ended May 31, 2003, sales increased to $157.7 million from $146.3 million in the comparable period in the prior fiscal year primarily from product pricing actions. The segment incurred an operating profit of $3.3 million for the first half of fiscal 2003 compared to an operating profit of $15.1 million for the first half of fiscal 2002. Included in segment operating profit for the six months ended May 31, 2003 was a restructuring and severance charge of $0.4 million for a reduction in workforce program initiated in the first quarter of fiscal 2003. For the same period a year ago, a $2.1 million gain was included in segment operating profit primarily related to the sale of the Greensboro, North Carolina facility. Excluding these restructuring and severance items, segment operating profit declined to $3.7 million in the first half of fiscal 2003 from $13.0 million in the same period a year ago primarily due to raw material price increases.

Cost of products sold for the second quarter ended May 31, 2003 increased 6.9 percent to $133.1 million from $124.5 million for the same period a year ago. The increase was due to higher raw material costs primarily in the Company’s Performance Chemicals segment. For the first half of fiscal 2003, cost of products sold increased 5.7 percent as compared to the first half of fiscal 2002.

Selling, general and administrative costs for the second quarter of fiscal 2003 declined 4.7 percent to $34.8 million from $36.5 million in the same period a year ago. The decline resulted primarily from a reduction in workforce program initiated in the first quarter of fiscal 2003 across the Company. Similarly, these costs declined 3.1 percent to $68.9 million from $71.1 million for the six months ended May 31, 2003 compared to the first half of fiscal 2002.

Interest expense for the second quarter of fiscal 2003 increased 38.1 percent to $2.9 million compared to $2.1 million for the second quarter of fiscal 2002. The increase related primarily to higher borrowing costs during fiscal 2003. Similarly, for the first half of fiscal 2003, interest expense increased 11.4 percent to $4.9 million from $4.4 million during the same period in fiscal 2002.

Depreciation and amortization declined to $6.8 million from $7.3 million for the second quarter of fiscal 2002. For the six month period ended May 31, 2003, depreciation and amortization expense declined to $13.6 million from $14.5 million in fiscal 2002. The decrease for the three and six month periods ended May 31, 2003 related to the effect of a declining fixed asset base and certain intangible assets being fully amortized at the end of fiscal 2002.

Corporate expense declined 6.1 percent to $3.1 million from $3.3 million in the second quarter of fiscal 2003 from the second quarter of fiscal 2002 due to discretionary spending controls. This trend continued for the first half of fiscal 2003, as corporate expense declined 6.9 percent to $5.4 million from $5.8 million in fiscal 2002. The Company also wrote off $3.1 million of deferred financing costs in the second quarter of fiscal 2003 due to the termination of the Company’s revolving credit facility.

Accounts receivable, net increased $58.8 million to $101.6 million at May 31, 2003 from $42.8 million at November 30, 2002. The increase related to the termination of the receivables sale program during the second quarter of fiscal 2003.

Financial Resources and Capital Spending

Cash flow used by operating activities for the first six months of fiscal 2003 was $57.2 million compared to cash flow provided by operations of $5.0 million in the first six months of fiscal 2002. The change was primarily related to long term debt incurred for the termination of the receivables sale program in the second quarter of fiscal 2003, which required payment of $47.7 million to fund the repurchase of trade accounts receivable, combined with negative operating results for the period. For the first six months of fiscal 2003, $2.7 million was used for investing activities, which consisted of $4.6 million of capital expenditures offset by the proceeds of $1.9 million from the sale of a design facility. For the same period a year ago, $2.0 million was used for investing activities for capital expenditures of $4.8 million, offset by the proceeds of $2.8 million from the sale of a closed facility. For the first six months of fiscal 2003, $58.0 million was provided by financing activities compared to $3.2 million used for financing activities for the same period a year ago. The change was primarily related to the termination of the receivables sale program in the current quarter, which required a payment of $47.7 million, and the decline in operating performance.

As described in Note D to the Condensed Consolidated Financial Statements, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. Interest on the Notes will be paid semi-annually on June 1st, and December 1st, commencing on December 1, 2003. The Company used the proceeds from this offering to repay outstanding amounts under its existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses. In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the lender’s prime rate and the Federal Funds Effective rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875 percent to 1.75 percent depending on the Company’s fixed charge coverage ratio and is initially 1.5 percent. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625 percent to 3.25 percent depending on the Company’s fixed charge coverage ratio and is initially 3.0 percent. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375 percent to 0.625 percent based on the Company’s fixed charge coverage ratio and is initially 0.5 percent. The Company’s total debt outstanding at May 31, 2003 was $198.0 million and its average debt outstanding during the second quarter of fiscal 2003 was $206.7 million. At May 31, 2003, the unused and available balance under the Facility was $40.1 million.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with borrowings that will be available under the Facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs, for the next twelve months. Currently, a portion of the Company’s long-term debt bears interest at variable rates; therefore, the Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates.

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of May 31, 2003, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, accounts receivable, inventories, warranty obligations, litigation and environmental reserves, pensions and income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The Company reviews its estimates at least quarterly to ensure that the estimates appropriately reflect changes in its business or as new information becomes available. Actual results may materially differ from these estimates under different assumptions or conditions.

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

The Company’s policy is to identify all specific customers that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other relevant factors, or those that have been turned over for collection and to reserve for the portion of those outstanding balances that collection does not appear to be likely. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $3.5 million at November 30, 2002 and $4.0 million at May 31, 2003.

C)	Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with usage and sales levels over the last year to two years. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence was approximately $11.0 million at November 30, 2002 and $12.1 million at May 31, 2003.

D)	Allowance For Warranty Claims

On an on-going basis, the Company updates its building systems warranty reserve for specifically identified or new matters and performs a detailed study of the reserve on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs and failure rates. A change in these factors could result in a significant change in the reserve balance. The warranty reserve was approximately $13.5 million at November 30, 2002 and $12.7 million at May 31, 2003.

E)	Litigation and Environmental Reserves

The Company reserves for the probable costs associated with any legal claims and environmental remediation projects. The Company’s legal department performs on-going analyses of legal claims and remediation efforts. Reserves are based upon their analyses and established at the best estimate.

F)	Pensions

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS No. 87 and the policies used by the Company, notably the use of a calculated value of plan assets (which is further described below), generally reduced the volatility of pension income (expense) from changes in pension liability discount rates and the performance of the pension plan’s assets.

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

The Company determines the discount rate to be used to discount the plan liabilities at the Plan’s measurement date, which was August 31, 2002. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At August 31, 2002, the Company determined this rate to be 7.25 percent. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

The combination of several factors may require the Company to begin recording pension expense of approximately $3.5 million in fiscal 2005. The lower investment performance by the pension plan assets, caused by the decline in the stock market, has significantly reduced the surplus position of the plan. Changes in long-term expectations for inflation and the equity markets may lead to the lowering of the assumed rate of return of 8.75 percent for asset performance. With the low interest rate environment, the Company may have to consider decreasing the discount rate of 7.25 percent, which is the rate used to measure the defined benefit pension plan obligations. In addition, by the end of fiscal 2003, depending on investment performance, the Company may have to reverse its current prepaid pension asset position of $56.5 million and record a pension liability in the form of a charge to equity. The Company does not anticipate making cash contributions to the pension fund until 2007. However, in order to manage the pension fund over the long term, the Company may find it prudent to make contributions before 2007. In addition, the Company cannot predict whether changing economic conditions or other factors will lead or require the Company to make contributions in excess of its current expectations, which would divert funds that the Company would otherwise apply to other uses. Additionally, the Company cannot be assured that it will have the funds necessary to meet any minimum pension funding requirements.

At May 31, 2003, the Company’s consolidated prepaid pension asset was $56.5 million compared to $55.4 million at the end of 2002. The increase was principally due to the recognition of pension income. For the six months ended May 31, 2003, the Company recognized consolidated pretax pension income of $1.1 million.

G)	Tax Valuation Allowance

The Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. As of May 31, 2003, the Company had approximately $59.8 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2022, goodwill impairment losses created as a result of the cumulative effect of an accounting change and other temporary differences for which a valuation allowance of $59.8 million has been provided. The Company provided a valuation allowance for its deferred tax assets after having considered its recent history of limited income since its spin-off from GenCorp, projections of future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

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

Environmental Matters

OMNOVA Solutions’ policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes significant resources and management attention to environmental matters and actively manages its ongoing processes to comply with environmental laws and regulations. OMNOVA Solutions’ Condensed Consolidated Balance Sheet as of May 31, 2003 reflects environmental reserves of $0.8 million. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters. However, there can be no assurance that future costs and liabilities will not exceed the Company’s reserves or be material.

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements,” as defined by federal securities laws, with respect to the Company’s financial condition, results of operations and business and the Company’s expectations or beliefs concerning future events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

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

Factors that may cause actual results to differ from expected results include, among others:

•	General economic trends affecting OMNOVA Solutions’ end-use markets;

•	Raw material prices for petrochemicals and chemical feedstocks, including polyvinyl chloride, styrene and butadiene;

•	Acts of war or terrorism;

•	Competitive pressure on pricing;

•	Ability to develop successful new products;

•	Customer and/or competitor consolidation;

•	Operational issues at the Company’s facilities;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Prolonged work stoppage;

•	Governmental and regulatory policies;

•	Rapid increases in health care costs;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	The Company’s strategic alliance and acquisition activities;

•	Substantial debt and leverage and the ability to service that debt;

•	Lower investment performance of pension plan assets; and

•	Compliance with extensive environmental, health and safety laws and regulations.

All future written and oral forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. The Company undertakes no obligation, and specifically declines any obligation, other than that imposed by law, to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report might not occur.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note D to the Condensed Consolidated Financial Statements, a portion of the Company’s debt, which is the debt under the new revolving credit facility, matures in the year 2006 and is variable. The average variable interest rate applicable to this debt was 5.75 percent as of May 31, 2003. Based on debt levels as of May 31, 2003, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.3 million annually. Because the Company’s long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in the Condensed Consolidated Balance Sheet, the Company has experienced an accumulated loss of $1.9 million as of May 31, 2003 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 12, 2000, a group of former GenCorp Inc. employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp Inc. and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. Plaintiffs claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier, and GenCorp’s adoption of a replacement retiree health care plan that capped benefit levels. The matter is currently in the discovery stage. The Company believes that it has meritorious defenses to this lawsuit as well as a right to indemnification from GenCorp. The Company believes that the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on April 3, 2003, holders of OMNOVA Solutions Common Stock elected David R. Holmes, Kevin M. McMullen and R. Byron Pipes as directors to serve three-year terms expiring in 2006.

Shareholders also ratified the Board of Directors’ appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal 2003.

Following is the final result of the votes cast:

a)	Election of Directors:

		For	Withheld	Broker Non-votes
	David R. Holmes	34,962,448	1,328,407	-0-
	Kevin M. McMullen	34,893,695	1,397,160	-0-
	R. Byron Pipes	34,914,389	1,376,466	-0-

b)	Ratification of the Board of Directors’ appointment of Ernst & Young LLP as independent auditors:

	For: 33,849,912	Against: 2,383,840	Abstain: 57,103	Broker Non-votes: -0-

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

4.1	Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions’ 11 1/4% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

4.2	Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

10.1	Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner.

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

OMNOVA Solutions filed a report on Form 8-K on May 12, 2003 incorporating its press release dated May 8, 2003 that discussed its plans to sell $165 million of Senior Secured Notes.

OMNOVA Solutions filed a report on Form 8-K on May 30, 2003 incorporating its press release dated May 16, 2003 that announced it had agreed to sell $165 million of 11.25% Senior Secured Notes due 2010.

OMNOVA Solutions filed a report on Form 8-K on June 2, 2003 incorporating its press release dated May 28, 2003 that announced it had completed a $165 million Senior Secured Notes offering.

OMNOVA Solutions filed a report on Form 8-K on June 25, 2003 incorporating its press release dated June 24, 2003 that announced the Company’s results for the fiscal quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date	July 11, 2003	By	/s/ M. E. HICKS
M. E. Hicks
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial Officer)

Date	July 11, 2003	By	/s/ J. C. LEMAY
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

Date: July 11, 2003

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

Date: July 11, 2003

/s/ M. E. HICKS
Senior Vice President and Chief Financial Officer; Treasurer

EXHIBIT INDEX

4.1	Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions’ 11 ¼% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

4.2	Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

10.1	Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner.

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.