Form 10-Q/A
period 2003-05-31
OMNOVA SOLUTIONS INC
filed 2003-09-18
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

OMNOVA Solutions Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, which was originally filed with the Securities and Exchange Commission on July 14, 2003 (the “Quarterly Report”), to amend and restate in their entirety Item 2, Item 4 and Item 6 in response to comments from the Staff at the Securities and Exchange Commission. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations Three and Six Months Ended May 31, 2003 and 2002

The Company is an innovator of decorative and functional surfaces, emulsion polymers and specialty chemicals for a variety of commercial, industrial and residential end uses. The Company has two reportable business segments: Decorative & Building Products and Performance Chemicals. Decorative & Building Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates, industrial films, transfer printed products and commercial roofing systems. These products are used in numerous applications, including building refurbishment and remodeling, new construction, furniture, cabinets, transportation, manufactured housing, retail display, consumer electronics, flooring and home furnishings. Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor care, tires, plastic parts and various other specialty chemical applications.

The Company’s management discusses its operating performance by reportable business segment and provides segment operating profit performance excluding segment restructuring and severance items because this is the manner in which segment operating results are reported to management for purposes of assessing the Company’s business segment performance and in making decisions regarding the allocation of resources to the Company’s business segments. Management also believes that this presentation provides a better basis for investors to understand its businesses and to be better able to compare operating results year over year.

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

The Company’s segment operating profit declined to $4.1 million for the second quarter of fiscal 2003 as compared to $10.7 million for the second quarter of fiscal 2002. Operating margins declined to 2.3 percent during the period as compared to 6.1 percent for the comparable period in the prior fiscal year. The overall decline was due to higher raw material costs mitigated somewhat by productivity increases and reduced discretionary spending. The second quarter of fiscal 2002 was positively impacted by the gain on sale of the Greensboro, North Carolina facility for $2.2 million partially offset by other restructuring expenses of $0.5 million. For the six months ended May 31, 2003, operating profit declined to $1.4 million as compared to $16.3 million for the same period last year. Operating margins for the six months ended May 31, 2003 were 0.4 percent compared to 4.9 percent for the same period a year ago. Included in segment operating profit for the first half of fiscal 2003 was a net charge of $1.0 million primarily related to the reduction in workforce program initiated in the first quarter of fiscal 2003 as compared to a net gain of $1.7 million primarily related to the sale of the Greensboro, North Carolina facility in fiscal 2002. Excluding these restructuring and severance items, segment operating profit was $2.4 million for the six months ended May 31, 2003 as compared to $14.6 million for the six months ended May 31, 2002. Excluding the restructuring and severance items, operating margins for the six months ended May 31, 2003 were 0.7 percent compared to 4.4 percent for the same period a year ago. The decline in margins in the first half of fiscal 2003 as compared to the first half of fiscal 2002 stemmed mainly from higher raw material costs.

Net sales for Decorative & Building Products during the second quarter of fiscal 2003 declined 4.0 percent to $93.6 million compared to $97.5 million in the second quarter of fiscal 2002. Sales declined due to lower refurbishment activity in corporate offices and hotels resulting in a decline in wallcovering, coated fabrics and decorative laminates. The decline was partially mitigated by increased sales of commercial roofing products which improved over the prior period in fiscal 2002 due to demand created by severe winter weather conditions from the first quarter of fiscal 2003. Segment operating profit for the second quarter of fiscal 2003 was $2.1 million compared to $2.5 million for the same period a year ago. Included in segment operating profit in fiscal 2003 was a net gain of $0.2 million related to the sale of a design facility offset by costs associated with a reduction in workforce program initiated in the first quarter of fiscal 2003. Segment operating profit in the second quarter of fiscal 2002 included charges of $0.4 million for severance costs related to the segment’s U.K. wallcovering business offset by reversals of anticipated legal settlements. Excluding these restructuring and severance items, segment operating profit was $1.9 million for the second quarter of fiscal 2003 as compared to $2.9 million for the second quarter of fiscal 2002. The decline in segment operating profit was primarily due to lower sales in the Decorative Products group of $6.0 million offset by a sales increase in Building Products of $2.1 million. The sales decline in Decorative Products was across all product lines. The sales decline affected segment operating profit by $3.2 million and was partially offset by price increases of $0.9 million for the segment. Segment operating profit was also negatively impacted by higher raw material costs of $0.9 million primarily related to price increases for PVC resin and labor and overhead of $2.4 million, offset by improvements in manufacturing productivity and lower spending of $2.2 million. Excluding the restructuring and severance items, segment operating profit margins decreased to 2.0 percent in the second quarter of fiscal 2003 from 3.0 percent in the second quarter of fiscal 2002. In addition, the segment recognized pension income of $0.3 million for the second quarter of fiscal 2003 compared to $0.8 million for the same period one year ago.

For the six-month period ended May 31, 2003, sales declined to $172.3 million from $185.0 million in the comparable period in the prior fiscal year due to overall weakness of the segment’s end use markets. The segment incurred an operating loss of $1.9 million for the first half of fiscal 2003 compared to an operating profit of $1.2 million for the first half of fiscal 2002. Included in segment operating profit for the six months ended May 31, 2003 and 2002 are restructuring and severance charges of $0.6 million and $0.4 million, respectively. Excluding the restructuring and severance charges, segment operating profit was a loss of $1.3 million for the six months ended May 31, 2003 as compared to an operating profit of $1.6 million for the six months ended May 31, 2002. The decline in segment operating profit was primarily due to lower sales in both the Decorative Products group of $10.1 million and $2.6 million for Building Products. The sales decline in Decorative Products was across all product lines. The sales decline affected segment operating profit by $6.2 million and was partially offset by price increases of $0.9 million for the segment. Segment operating profit was also negatively impacted by higher raw material costs of $1.4 million, offset by improvements in manufacturing productivity and lower spending of $3.8 million. In addition, the segment recognized pension income of $0.7 million for the six-month period ended May 31, 2003 compared to $1.7 million for the same period one year ago.

Net sales for Performance Chemicals during the second quarter of fiscal 2003 increased 7.1 percent to $83.0 million compared to $77.5 million in the second quarter of fiscal 2002. The increase resulted primarily from product pricing actions of $7.0 million offset by volume declines of $1.5 million. The price increases and volume declines primarily affected the paper and carpet product lines. Segment operating profit for the second quarter of fiscal 2003 was $2.0 million compared to $8.2 million for the same period a year ago. Included in segment operating profit for the second quarter of fiscal 2003 was a restructuring charge of $0.2 million associated with a reduction in workforce program initiated in the first quarter of fiscal 2003. Segment operating profit in the second quarter of fiscal 2002 included a gain of $2.1 million primarily related to the sale of the Greensboro, North Carolina facility. Excluding these restructuring and severance items, segment operating profit was $2.2 million for the second quarter of fiscal 2003 as compared to $6.1 million for the second quarter of fiscal 2002. The decline was due to increased raw material costs of $10.5 million during the quarter related primarily to significantly higher prices for oil and natural gas feedstocks. The increase in raw material costs affected all product lines. In response to the raw material inflation, the segment implemented price increases across all product lines in the second quarter. In addition to the announced price increases, the increase in raw material prices was partially offset by improvements in productivity of $1.1 million. Segment operating profit margins, excluding these restructuring and severance items, decreased to 2.7 percent in the second quarter of fiscal 2003 from 7.9 percent in the second quarter of fiscal 2002. The segment recognized pension income of $0.2 million for the second quarter of fiscal 2002. There was no pension income recognized during the second quarter of 2003.

For the six-month period ended May 31, 2003, sales increased to $157.7 million from $146.3 million in the comparable period in the prior fiscal year primarily from product pricing actions of $8.0 million and increased volume of $3.4 million. The price increases primarily affected the paper and carpet product lines, while both paper and carpet and specialty chemicals volumes were above last fiscal year. The segment incurred an operating profit of $3.3 million for the first half of fiscal 2003 compared to an operating profit of $15.1 million for the first half of fiscal 2002. Included in segment operating profit for the six months ended May 31, 2003 was a restructuring and severance charge of $0.4 million for a reduction in workforce program initiated in the first quarter of fiscal 2003. For the same period a year ago, a $2.1 million gain was included in segment operating profit primarily related to the sale of the Greensboro, North Carolina facility. Excluding these restructuring and severance items, segment operating profit declined to $3.7 million in the first half of fiscal 2003 from $13.0 million in the same period a year ago primarily due to raw material price increases of approximately $20 million, which affected all product lines. In addition to the announced price increases, the increase in raw material prices was partially offset by improvements in productivity and lower spending of $4.0 million. The segment recognized pension income of $0.5 million for the six-month period ended May 31, 2003. There was no pension income recognized during the six-month period ended 2003.

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

Depreciation and amortization declined to $6.8 million from $7.3 million for the second quarter of fiscal 2002. For the six month period ended May 31, 2003, depreciation and amortization expense declined to $13.6 million from $14.5 million in fiscal 2002. The decrease for the three- and six-month periods ended May 31, 2003 related to the effect of a declining fixed asset base and certain intangible assets being fully amortized at the end of fiscal 2002.

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

Financial Resources and Capital Spending

Cash flow used by operating activities for the first six months of fiscal 2003 was $57.2 million compared to cash flow provided by operations of $5.0 million in the first six months of fiscal 2002. The change was primarily related to long term debt incurred for the termination of the receivables sale program in the second quarter of fiscal 2003, which required a payment of $47.7 million to fund the repurchase of trade accounts receivable, combined with negative operating results for the period. For the first six months of fiscal 2003, $2.7 million was used for investing activities, which consisted of $4.6 million of capital expenditures offset by the proceeds of $1.9 million from the sale of a design facility. For the same period a year ago, $2.0 million was used for investing activities for capital expenditures of $4.8 million, offset by the proceeds of $2.8 million from the sale of a closed facility. For the first six months of fiscal 2003, $58.0 million was provided by financing activities compared to $3.2 million used for financing activities for the same period a year ago. The change was primarily related to the termination of the receivables sale program in the current quarter, which required a payment of $47.7 million, and the decline in operating performance.

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

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS No. 87 and the policies used by the Company, notably the use of a calculated value of plan assets (which is further described below), generally reduce the volatility of pension income (expense) from changes in pension liability discount rates and the performance of the pension plan’s assets.

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

The combination of several factors may require us to begin recording pension expense of approximately $3.5 million in fiscal 2005. The lower investment performance by the Company’s pension plan assets, caused by the decline in the stock market, has significantly reduced the surplus position of the plan. Changes in long-term expectations for inflation and the equity markets have led to the lowering of the assumed rate of return for asset performance. Although the Company had been using an assumed rate of return for assets of 8.75 percent, the Company expects to use an assumed rate of return for assets of 8.5 percent for the plan year beginning September 1, 2003. A 25 basis point change in the assumed rate of return for assets would increase or decrease the assets by approximately $0.5 million.

The Company determined the discount rate to be used to discount the plan liabilities at the plan’s measurement date, which was August 31, 2002. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

With the low interest rate environment, the Company will also decrease the discount rate used to measure the defined benefit pension plan obligations. Although the Company had been using a discount rate of 7.25 percent, the Company expects to use a discount rate of 6.5 percent for the plan year beginning September 1, 2003. An increase of 25 basis points in the discount rate would decrease expense on an annual basis by approximately $0.2 million. A decrease of 25 basis points in the discount rate would increase expense on an annual basis by approximately $0.7 million. The Company’s pension expense is more sensitive to a drop in the discount rate rather than an increase because at a 6.5 percent discount rate, the plan is approaching the 10 percent gain/loss amortization corridor. The plan would remain inside the corridor and would not amortize any losses in the current year if the discount rate increases. The plan would be outside the corridor if the discount rate were lower and would, therefore, be forced to amortize some of the outstanding losses.

The Company does not anticipate making cash contributions to the pension fund until 2007. However, in order to manage the pension fund over the long term, the Company may find it prudent to make contributions before 2007. In addition, the Company cannot predict whether changing economic conditions or other factors will lead or require us to make contributions in excess of the Company’s current expectations, which would divert funds that the Company would otherwise apply to other uses. Additionally, the Company may not have the funds necessary to meet any minimum pension funding requirements.

The annual cost of the consolidated pension plan is expected to grow to $3.5 million by fiscal 2005. Currently, the plan has a credit balance that will cover contribution requirements over the next four to five years. Factors that could alter the cash requirements and timing of any such cash equivalents are:

•	A continued persistent market downturn.

•	Failure of Congress to replace the 30-year treasury rate for the current liability measure (artificially low interest rates forces additional funding charges (accelerating funding)).

•	Significant improvements to the pension plan (e.g., large early retirement window).

•	Opportunities to reduce future cash requirements by accelerating contributions ahead of the minimum required schedule. By following certain strategies, smaller contributions in the near term may prevent the need for larger contributions in the future. Some of those strategies might include, but are not limited to, contributions to avoid Pension Benefit Guaranty Corporation variable premiums, a charge to Other Comprehensive Income, and maintain funded status to avoid additional funding requirements under Section 412(I) of the Internal Revenue Code. These types of contributions would allow us to manage the overall cash flow to the plan.

At May 31, 2003, the Company’s consolidated prepaid pension asset was $56.5 million compared to $55.4 million at the end of 2002. For the six-month periods ended May 31, 2003 and May 31, 2002, the Company recognized consolidated pre-tax pension income of $1.1 million and $3.1 million, respectively.

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

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date	September 18, 2003	By	/s/ M. E. HICKS
M. E. Hicks
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date	September 18, 2003	By	/s/ J. C. LEMAY
J. C. LeMay
Senior Vice President, Business Development;
General Counsel (Duly Authorized Officer)

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

4.1	Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions’ 11 1/4% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

4.2	Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

10.1	Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 99.1 to the Form 10-Q for the quarter ended May 31, 2003 filed on July 14, 2003).

b) Reports on Form 8-K

OMNOVA Solutions filed a report on Form 8-K on May 12, 2003 incorporating its press release dated May 8, 2003 that discussed its plans to sell $165 million of Senior Secured Notes.

OMNOVA Solutions filed a report on Form 8-K on May 30, 2003 incorporating its press release dated May 16, 2003 that announced it had agreed to sell $165 million of 11 1/4% Senior Secured Notes due June 1, 2010.

OMNOVA Solutions filed a report on Form 8-K on June 2, 2003 incorporating its press release dated May 28, 2003 that announced it had completed a $165 million Senior Secured Notes offering.

OMNOVA Solutions furnished a report on Form 8-K on June 25, 2003 incorporating its press release dated June 24, 2003 that announced the Company’s results for the fiscal quarter ended May 31, 2003.

EXHIBIT INDEX

4.1	Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions’ 11 ¼% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

4.2	Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

10.1	Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (previously filed as Exhibit 99.1 to the Form 10-Q for the quarter ended May 31, 2003 filed on July 14, 2003).