Form 10-Q
period 2003-08-31
OMNOVA SOLUTIONS INC
filed 2003-10-07
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2003

Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined as Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

At September 30, 2003, there were 39,977,237 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Operations

(Dollars in Millions, Except Per-Share Data)

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Net Sales	$176.8	$177.6	$506.8	$508.9

Costs and Expenses
Cost of products sold	134.8	132.3	383.3	367.5
Selling, general and administrative	34.0	35.0	102.9	106.1
Depreciation and amortization	6.7	7.3	20.3	21.8
Interest expense	5.3	1.7	10.2	6.1
Other expense (income), net	.2	1.0	2.2	2.7
Restructuring and severance	6.2	(.2)	7.3	(2.2)
Deferred financing costs write-off	—	—	3.1	—

	187.2	177.1	529.3	502.0

(Loss) Income Before Income Taxes	(10.4)	.5	(22.5)	6.9
Income tax expense	.2	—	—	.4

(Loss) Income Before Cumulative Effect of Accounting Change	(10.6)	.5	(22.5)	6.5
Cumulative Effect of Accounting Change	—	—	—	(142.5)

Net (Loss) Income	$(10.6)	$.5	$(22.5)	$(136.0)

Basic (Loss) Earnings Per Share
(Loss) Earnings before cumulative effect of accounting change	$(.27)	$.01	$(.56)	$.17
Cumulative effect of accounting change	—	—	—	(3.60)

Net (Loss) Earnings Per Basic Share	$(.27)	$.01	$(.56)	$(3.43)

Diluted (Loss) Earnings Per Share
(Loss) Earnings before cumulative effect of accounting change	$(.27)	$.01	$(.56)	$.16
Cumulative effect of accounting change	—	—	—	(3.57)

Net (Loss) Earnings Per Diluted Share	$(.27)	$.01	$(.56)	$(3.41)

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 31, 2003	November 30, 2002
	(Dollars in millions)
Assets:
Current Assets
Cash and cash equivalents	$15.3	$8.4
Accounts receivable, net	101.7	42.8
Inventories	54.8	48.3
Deferred income taxes	11.8	11.8
Prepaid expenses and other	4.2	4.8

Total Current Assets	187.8	116.1

Property, plant and equipment, net	177.2	193.0
Goodwill, net	41.2	41.1
Trademarks and other intangible assets, net	31.8	35.6
Prepaid pension	57.1	55.4
Other assets	28.4	24.9

Total Assets	$523.5	$466.1

Liabilities And Shareholders’ Equity:
Current Liabilities
Current portion of long-term debt	$—	$6.0
Accounts payable	79.1	83.7
Accrued payroll and personal property taxes	13.1	14.0
Other current liabilities	18.3	11.6

Total Current Liabilities	110.5	115.3

Long-term debt	211.5	126.5
Postretirement benefits other than pensions	51.3	51.4
Deferred income taxes	11.1	11.8
Other liabilities	12.5	13.9

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 41.9 million shares issued; 40.0 million shares outstanding in 2003 and 39.6 million shares outstanding in 2002	4.2	4.2
Additional contributed capital	309.3	309.3
Retained deficit	(170.5)	(148.0)
Treasury stock at cost; 1.9 and 2.1 million shares in 2003 and 2002	(12.8)	(13.3)
Accumulated other comprehensive loss	(3.6)	(5.0)

Total Shareholders’ Equity	126.6	147.2

Total Liabilities and Shareholders’ Equity	$523.5	$466.1

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended August 31,
	2003	2002
	(Dollars in millions)
Operating Activities
Net loss	$(22.5)	$(136.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	142.5
Depreciation, amortization and (gain)/loss on sale of fixed assets	19.1	19.8
Write-off of deferred financing costs	3.1	—
Write-down of fixed assets and intangible assets	5.2	—
Changes in operating assets and liabilities:
Current assets	(64.7)	4.1
Current liabilities	1.7	(2.2)
Other noncurrent assets	(.9)	(7.5)
Other noncurrent liabilities	(1.3)	(1.9)

Net Cash (Used In) Provided By Operating Activities	(60.3)	18.8

Investing Activities
Capital expenditures	(6.3)	(7.7)
Proceeds from asset dispositions	1.9	.8

Net Cash Used In Investing Activities	(4.4)	(6.9)

Financing Activities
Long-term debt incurred	302.9	75.0
Long-term debt paid	(382.9)	(86.3)
Issuance of notes	165.0	—
Net short-term debt paid	(6.0)	(1.5)
Other	(7.5)	.7

Net Cash Provided By (Used In) Financing Activities	71.5	(12.1)
Effect of exchange rate changes on cash	.1	.3

Net Increase in Cash and Cash Equivalents	6.9	.1
Cash and equivalents at beginning of year	8.4	8.5

Cash And Cash Equivalents At End Of Period	$15.3	$8.6

Supplemental Cash Flow Information
Cash paid during the period:
Interest	$5.3	$6.4
Income taxes	$—	$—

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2003

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

OMNOVA Solutions is an innovator of emulsion polymers and specialty chemicals, decorative and functional surfaces and single-ply roofing systems for a variety of commercial, industrial and residential end uses. The Company’s products provide critical performance and aesthetic attributes to materials that people use daily. Over 75 percent of the Company’s sales are generated in product categories in which the Company maintains leading positions. OMNOVA’s leading positions have been built through innovative products, customized product solutions, strong brands, strong technical expertise, well-established distribution channels and long-standing customer relationships. The Company offers over 1,000 products, which helps its more than 2,000 customers differentiate their products in the marketplace. The Company utilizes 18 strategically located manufacturing, marketing, development and design facilities in North America, Europe and Asia to service its broad customer base. The Company was formed as a result of the spin-off of the OMNOVA Solutions business from GenCorp Inc. on September 30, 1999.

All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the nine month periods ended August 31, 2003 and 2002 have been reflected. The results of operations for the nine month period ended August 31, 2003 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” Upon adoption during the first quarter of fiscal 2002, the Company recorded a transitional impairment loss of $142.5 million as a cumulative effect of an accounting change. There have been no impairment losses recorded during the first nine months of fiscal 2003. September 1 is the Company’s measurement date for goodwill and other indefinite lived intangible asset impairment.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs relating to operations. Segment operating profit excludes unallocated corporate headquarter income and expenses, provisions for corporate restructuring and severance, interest expense and income taxes. Corporate headquarter income and expense includes the cost of providing and maintaining the corporate headquarter functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and amortization of deferred financing costs.

Certain reclassifications have been made to conform prior year’s data to the current presentation.

Note B – Restructuring and Severance

The Company recorded a restructuring and severance charge of $6.2 million during the third quarter of fiscal 2003. The charge consisted primarily of $5.4 million related to the Company’s decision to exit its heat transfer product line and $0.8 million related to other restructuring actions.

Due to decreased demand and a continuing trend of offshore sourcing, the Decorative Products segment began the process of exiting the heat transfer product line during the third quarter of fiscal 2003. This action is expected to be completed by the end of the fourth quarter of fiscal 2003. The Company estimates the entire charge for exiting the heat transfer product line and the associated restructuring will approximate $7.5 million, of which $1.8 million will be cash related. The Company estimates that approximately 60 employees will be terminated as a result of this action resulting in severance expense of $0.7 million. As of August 31, 2003, 22 employees have been affected by this action. During the third quarter of fiscal 2003, the Company wrote-off $3.3 million of fixed assets, $1.7 million of intangible assets and $0.2 million of other assets and recorded severance expense of $0.2 million related to exiting the heat transfer product line. The Decorative Products segment also recorded $0.3 million of severance expense for other employee reductions. The Company anticipates recording an additional charge of $1.3 million during the fourth quarter of fiscal 2003 related to this restructuring.

In addition, the Company recorded $0.2 million of severance expense and $0.3 million of shut-down costs related to the restructuring program initiated in the first quarter of fiscal 2003. The Company expects this restructuring to be substantially complete at the end of fiscal 2003. As of August 31, 2003, 73 employees had been affected by this restructuring.

A reconciliation of the Company’s reserves related to severance activities implemented in fiscal 2003 is as follows:

	May 31, 2003	Third Quarter		August 31, 2003
(Dollars in millions)		Provision	Payments
Decorative Products	$.8	$.7	$.2	$1.3
Performance Chemicals	.3	—	.3	—
Corporate	.1	—	.1	—

Total	$1.2	$.7	$.6	$1.3

Note C – Inventories

Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s judgments of expected year-end inventory levels. The remaining portion of inventories are stated using the first-in, first-out (FIFO) method. Components of inventory are as follows:

(Dollars in millions)	August 31, 2003	November 30, 2002
Raw materials and supplies	$17.0	$16.0
Work-in-process	5.2	2.9
Finished products	63.0	57.9

Approximate replacement cost of inventories	85.2	76.8
LIFO reserve	(17.5)	(17.5)
Other reserves	(12.9)	(11.0)

Inventories	$54.8	$48.3

Note D – Long-Term Debt

On May 28, 2003, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. The Notes are secured by all real property and equipment relating to the Company’s ten principal domestic manufacturing facilities. The Company has the option to redeem the Notes after May 31, 2007 at a premium. Interest on the Notes will be paid semi-annually on June 1st and December 1st commencing on December 1, 2003. The Company used the proceeds from this offering to repay outstanding amounts under its existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses.

In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base based upon customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet certain financial covenants relating to minimum excess availability and a fixed charge coverage ratio. The Company was in compliance with all financial covenants at August 31, 2003.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the lender’s prime rate and the Federal Funds Effective rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.5% at August 31, 2003. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.0% at August 31, 2003. The Facility’s average borrowing rate at August 31, 2003 was 4.17%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.5% at August 31, 2003.

At August 31, 2003, the unused and available balance under the Facility was $38.3 million.

Note E – Accounts Receivable Sale

On May 28, 2003, the Company terminated its receivables sale program as a part of the Company’s new debt structure (see Footnote D). The program was a receivables securitization transaction among OMNOVA Receivables Corporation, as Seller, OMNOVA Solutions Inc., as Originator and Servicer, Bank One, NA, as the Financial Institution and Agent, and Falcon Asset Securitization Corporation, a special purpose entity administered by Bank One, NA. The termination resulted in the Company utilizing $47.7 million of its Facility to fund the repurchase of trade accounts receivable. At November 30, 2002, the program was utilized for $55.1 million. The related recurring costs of the program were recorded as other expense in the Consolidated Statements of Operations and totaled $0.7 million and $1.1 million for the nine month periods ended August 31, 2003 and 2002, respectively. The proceeds from the sale were used to reduce borrowings under committed lines of credit.

Note F – Product Warranties

The Company provides product warranties on its roofing products. The Company’s policy for product warranties is to review the warranty reserve on an on-going basis for specifically identified or new matters and to perform a detailed study of the reserve on a semi-annual basis to adjust for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs and failure rates. A change in these factors could result in a significant change in the reserve balance. The Company does not record any deferred revenue relating to product warranties.

Note F – Product Warranties (continued)

The reconciliation of the warranty reserve for the three and nine month periods ended August 31, 2003 and 2002 is as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2003	2002	2003	2002
Beginning balance	$13.7	$12.2	$14.3	$12.3
Warranty provision	1.2	1.6	3.0	4.2
Warranty payments	(2.3)	(2.0)	(4.7)	(4.7)

Ending balance	$12.6	$11.8	$12.6	$11.8

Note G – Earnings Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted earnings per share and the computation of basic and diluted earnings per share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(Dollars in millions, except per share data)
Numerator
(Loss) income before cumulative effect of accounting change	$(10.6)	$.5	$(22.5)	$6.5
Cumulative effect of accounting change	—	—	—	(142.5)

Net (loss) income	$(10.6)	$.5	$(22.5)	$(136.0)

	(Shares in millions)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	40.0	39.7	39.9	39.6
Effect of dilutive employee stock options	—	.2	—	.3

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	40.0	39.9	39.9	39.9

Basic Earnings Per Share:
(Loss) earnings before cumulative effect of accounting change	$(.27)	$.01	$(.56)	$.17
Cumulative effect of accounting change	—	—	—	(3.60)

Net (loss) earnings	$(.27)	$.01	$(.56)	$(3.43)

Diluted Earnings Per Share:
(Loss) earnings before cumulative effect of accounting change	$(.27)	$.01	$(.56)	$.16
Cumulative effect of accounting change	—	—	—	(3.57)

Net (loss) earnings	$(.27)	$.01	$(.56)	$(3.41)

Note H – Stock-Based Employee Compensation

The following table displays a reconciliation of accounting under the intrinsic value method under APB 25 as compared to the fair value method under SFAS 123 for the three and nine months ended August 31, 2003 and 2002:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions, except per share data)	2003	2002	2003	2002
Net (loss) income as reported	$(10.6)	$.5	$(22.5)	$(136.0)
Add: Stock-based employee compensation expense included in reported net (loss) income	—	—	—	—
Deduct: Stock-based compensation under fair value method, net of tax	(.7)	(.7)	(2.1)	(2.1)

Pro forma net (loss) including option cost under fair value method	$(11.3)	$(.2)	$(24.6)	$(138.1)

Basic (loss) earnings per share as reported	$(.27)	$.01	$(.56)	$(3.43)
Pro forma basic (loss) earnings per share	$(.28)	$—	$(.61)	$(3.48)
Diluted (loss) earnings per share as reported	$(.27)	$.01	$(.56)	$(3.41)
Pro forma diluted (loss) earnings per share	$(.28)	$—	$(.61)	$(3.46)

Note I – Comprehensive Income

The components of total comprehensive (loss) income were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2003	2002	2003	2002
Net (loss) income	$(10.6)	$.5	$(22.5)	$(136.0)
Foreign currency translation adjustment, net of tax	(1.7)	4.1	1.4	3.8

Comprehensive (loss) income	$(12.3)	$4.6	$(21.1)	$(132.2)

Note J – Contingencies

On October 12, 2000, a group of former GenCorp Inc. employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp Inc. and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. Plaintiffs claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier and, GenCorp’s adoption of a replacement retiree health care plan that capped benefit levels. The matter is currently in the discovery stage. The Company cannot estimate the amount of retiree medical benefits sought by the plaintiffs at this time. The Company believes that it has meritorious defenses to this lawsuit as well as a right to indemnification from GenCorp. The Company believes that the likelihood that it will incur any liability in this matter materially affecting its consolidated financial condition is remote.

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

Note K – Segments

Segment information has been prepared in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s three reportable segments were determined based on products and services provided by each operating segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s three reportable business segments are: Performance Chemicals, Decorative Products and Building Products. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations. Management reviews the performance of the business segments excluding restructuring and severance costs in assessing the performance of and making decisions regarding the allocation of resources to the business segments. Management believes that providing this information in this manner is essential to providing the Company’s shareholders with an understanding of the Company’s business and operating performance.

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

The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and industrial films. These products are used in numerous applications, including building refurbishment and remodeling, new construction, furniture, cabinets, transportation, manufactured housing, retail display, consumer electronics, flooring and home furnishings.

The Building Products segment provides single-ply roofing systems for the new and replacement commercial roofing markets. The roofing systems are used for various structures including office complexes, shopping malls, stadiums, schools and governmental buildings.

No one customer accounted for 10 percent or more of consolidated sales.

Note K – Segments (Continued)

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs relating to operations. Segment operating profit excludes unallocated corporate headquarter income and expenses, provisions for corporate restructuring and severance, interest expense and income taxes. Corporate headquarter income and expense includes the cost of providing and maintaining the corporate headquarter functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and amortization of deferred financing costs. The following table sets forth a summary of operations for the three and nine month periods ended August 31, 2003 and 2002 by segment and a reconciliation of segment sales to consolidated sales and segment operating (loss) profit to consolidated (loss) income before taxes:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	(Dollars in millions)
Net Sales
Performance Chemicals	$85.5	$76.1	$243.2	$222.4
Decorative Products	62.4	75.1	194.6	217.5
Building Products	28.9	26.4	69.0	69.0

	$176.8	$177.6	$506.8	$508.9

Income (Loss)
Performance Chemicals (PC)
Operating profit	$5.4	$3.2	$9.1	$16.2
Restructuring and severance	—	—	(.4)	2.1

PC segment operating profit	5.4	3.2	8.7	18.3
Decorative Products (DP)
Operating (loss) profit	(3.3)	1.6	(5.1)	5.0
Restructuring and severance	(6.2)	.2	(6.7)	(.2)

DP segment operating (loss) profit	(9.5)	1.8	(11.8)	4.8
Building Products (BP)
Operating profit (loss)	1.1	(.5)	1.6	(2.3)
Restructuring and severance	—	—	(0.1)	—

BP segment operating profit (loss)	1.1	(.5)	1.5	(2.3)

Total Segment Operating (Loss) Profit	$(3.0)	$4.5	$(1.6)	$20.8
Interest expense	(5.3)	(1.7)	(10.2)	(6.1)
Corporate expense	(2.1)	(2.3)	(7.5)	(8.1)
Restructuring and severance	—	—	(.1)	.3
Deferred financing costs write-off	—	—	(3.1)	—

(Loss) Income Before Taxes	$(10.4)	$.5	$(22.5)	$6.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For Three and Nine Months Ended August 31, 2003 Compared to Three and Nine Months Ended August 31, 2002

The Company is an innovator of emulsion polymers and specialty chemicals, decorative and functional surfaces and single-ply roofing systems for a variety of commercial, industrial and residential end uses. The Company operates in three reportable business segments: Performance Chemicals, Decorative Products and Building Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor care, tires, plastic parts and various other specialty chemical applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and industrial films. These products are used in numerous applications, including building refurbishment and remodeling, new construction, furniture, cabinets, transportation, manufactured housing, retail display, consumer electronics, flooring and home furnishings. The Building Products segment provides single-ply roofing systems for the new and replacement commercial roofing markets. The roofing systems are used for various structures including office complexes, shopping malls, stadiums, schools and governmental buildings.

The Company’s management discusses its operating performance by reportable business segment and provides segment operating profit performance excluding segment restructuring and severance items because this is the manner in which segment operating results are reported to management for purposes of assessing the performance of the Company’s business segments and in making decisions regarding the allocation of resources to the Company’s business segments. Management also believes that providing segment operating profit performance excluding segment restructuring and severance items provides a better basis for investors to understand the Company’s businesses and to be better able to compare operating results year over year.

The Company’s net sales decreased 0.5 percent to $176.8 million for the third quarter of fiscal 2003 compared to $177.6 million during the same period a year ago. The Company’s Performance Chemicals and Building Products business segments experienced a 12.4 percent and 9.5 percent revenue increase, respectively, while the Decorative Products segment’s revenue decreased 16.9 percent. Sales for the nine months ended August 31, 2003 decreased 0.4 percent to $506.8 million compared to $508.9 million for the same period a year ago. The Company’s Performance Chemicals business segment experienced a 9.4 percent revenue increase while the Company’s Decorative Products segment experienced a 10.5 percent revenue decrease and the Building Products segment’s revenue remained level for the nine months ended August 31, 2003.

The Company experienced a segment operating loss of $(3.0) million for the third quarter of fiscal 2003 as compared to a segment operating profit of $4.5 million for the third quarter of fiscal 2002. Operating margins (loss) declined to (1.7) percent during the third quarter of fiscal 2003 as compared to 2.5 percent for the comparable period in the prior fiscal year. The overall decline was due to restructuring charges, higher raw material costs and lower decorative products sales partially offset by productivity increases, pricing increases and reduced discretionary spending. Included in segment operating profit for the three months ended August 31, 2003 was a net charge of $6.2 million primarily related to the announced exiting of the heat transfer product line, as compared to income of $0.2 million from the reversal of a prior restructuring reserve for the three months ended August 31, 2002. Excluding these restructuring and severance items, segment operating profit was $3.2 million for the three months ended August 31, 2003 as compared to $4.3 million for the three months ended August 31, 2002. Excluding the restructuring and severance items, operating margins for the three months ended August 31, 2003 were 1.8 percent compared to 2.4 percent for the same period a year ago.

For the nine months ended August 31, 2003, the Company experienced a segment operating loss of $1.6 million compared to a segment operating profit of $20.8 million for the same period last year. Operating margins for the nine months ended August 31, 2003 were (0.3) percent compared to 4.1 percent for the same period a year ago. Included in segment operating (loss) profit for the nine months ended August 31, 2003 was a net charge of $7.2 million primarily related to the announced exiting of the heat transfer product line, a reduction in workforce program and the relocation of a design center as compared to a net gain of $1.9 million primarily related to the sale of a closed facility for the same period in fiscal 2002. Excluding these restructuring and severance items, segment operating profit was $5.6 million for the nine months ended August 31, 2003 as compared to $18.9 million for the nine months ended August 31, 2002. Excluding the restructuring and severance items, operating margins for the nine months ended August 31, 2003 were 1.1 percent compared to 3.7 percent for the same period a year ago. The decline in margins for the three and nine months ended August 31, 2003 as compared to the three and nine months ended August 31, 2002 stemmed mainly from product mix and higher raw material costs.

Performance Chemicals’ net sales during the third quarter of fiscal 2003 increased 12.4 percent to $85.5 million compared to $76.1 million in the third quarter of fiscal 2002. The increase resulted primarily from product pricing actions of $7.3 million and volume increases of $2.1 million. The price and volume increases primarily affected the paper and carpet product lines. Segment operating profit for the third quarter of fiscal 2003 was $5.4 million compared to $3.2 million for the same period a year ago. The increase was due to increased pricing actions and volume increases offset by $5.7 million of higher raw material costs during the quarter related primarily to significantly higher prices for oil and natural gas feedstocks. The increase in raw material costs affected all product lines. In addition to the price increases, the increase in raw material costs was partially offset by higher volume, improvements in productivity and lower spending of $0.6 million. Segment operating profit margins increased to 6.3 percent in the third quarter of fiscal 2003 from 4.2 percent in the third quarter of fiscal 2002. The segment recognized pension income of $0.2 million for the third quarter of fiscal 2002. There was no pension income recognized during the third quarter of 2003.

For the nine month period ended August 31, 2003, sales increased to $243.2 million from $222.4 million in the comparable period in the prior fiscal year primarily as a result of product pricing actions of $15.3 million and volume increases of $5.5 million. Price and volume increases affected all product lines. The segment incurred an operating profit of $8.7 million for the nine months ended August 31, 2003 compared to an operating profit of $18.3 million for the nine months ended August 31, 2002. Included in segment operating profit for the nine months ended August 31, 2003 was a restructuring and severance charge of $0.4 million for a reduction in workforce program initiated in the first quarter of fiscal 2003. For the same period a year ago, a $2.1 million gain was included in segment operating profit primarily related to the sale of the Company’s Greensboro, North Carolina facility. Excluding these restructuring and severance items, segment operating profit declined to $9.1 million in the nine months ended August 31, 2003 from $16.2 million in the same period a year ago primarily due to higher raw material costs of approximately $26.0 million, which affected all product lines. In addition to the announced price increases, the increase in raw material costs was partially offset by higher volume, improvements in productivity and lower spending of $3.6 million. The segment recognized pension income of $0.8 million for the nine month period ended August 31, 2002. There was no pension income recognized during the nine month period ended August 31, 2003.

Decorative Products’ net sales during the third quarter of fiscal 2003 declined 16.9 percent to $62.4 million compared to $75.1 million in the third quarter of fiscal 2002. Sales declined due to lower refurbishment activity in corporate offices and hotels resulting in a decline in net sales for wallcovering, coated fabrics and decorative laminates. The segment experienced a segment operating loss for the third quarter of fiscal 2003 of $(9.5) million compared to a segment operating profit of $1.8 million for the same period a year ago. Included in segment operating loss in the third quarter of fiscal 2003 was a restructuring and severance charge of $6.2 million primarily related to the announced exiting of the heat transfer product line, while in the third quarter of fiscal 2002 there was a reversal of a prior restructuring reserve of $0.2 million. Excluding these restructuring and severance items, the segment experienced an operating loss of $(3.3) million for the third quarter of fiscal 2003 as compared to an operating profit of $1.6 million for the third quarter of fiscal 2002. The decline in segment operating profit was primarily due to lower sales volumes across all product lines. The sales decline affected segment operating profit by $5.7 million and was partially offset by price increases of $1.3 million for the segment. Segment operating profit was also negatively impacted by higher raw material and labor costs of $2.4 million offset by improvements in manufacturing productivity and lower spending of $2.0 million. Excluding the restructuring and severance items, segment operating profit margins decreased to (5.3) percent in the third quarter of fiscal 2003 from 2.1 percent in the third quarter of fiscal 2002. In addition, the segment recognized pension income of $0.4 million for the third quarter of fiscal 2003 compared to $0.8 million for the same period one year ago.

For the nine month period ended August 31, 2003, sales declined to $194.6 million from $217.5 million in the comparable period in the prior fiscal year due to overall weakness in all of the segment’s end-use markets. The segment incurred an operating loss of $(11.8) million for the nine months ended August 31, 2003 compared to an operating profit of $4.8 million for the nine months ended August 31, 2002. Included in segment operating loss for the nine months ended August 31, 2003 was a restructuring and severance charge of $6.7 million. The charge related primarily to the exiting of the heat transfer product line, a reduction in employee workforce and the relocation of a design center. For the nine months ended August 31, 2002, segment operating profit included a restructuring charge of $0.2 million. Excluding the restructuring and severance charges, the segment incurred an operating loss of $(5.1) million for the nine months ended August 31, 2003 as compared to an operating profit of $5.0 million for the nine months ended August 31, 2002. The decline in segment operating profit was primarily due to lower sales volumes. The sales decline affected segment operating profit by $11.5 million and was partially offset by price increases of $1.9 million for the segment. Segment operating profit was also negatively impacted by higher raw material and labor costs of $5.6 million, offset by improvements in manufacturing productivity and lower spending of $5.1 million. In addition, the segment recognized pension income of $1.0 million for the nine month period ended August 31, 2003 compared to $2.5 million for the same period one year ago.

Building Products’ net sales during the third quarter of fiscal 2003 increased 9.5 percent to $28.9 million compared to $26.4 million in the third quarter of fiscal 2002. Sales improved over the same period in fiscal 2002 due to strong customer demand, especially in replacement applications, which remained strong after severe winter weather negatively impacted first quarter demand in fiscal 2003. Segment operating profit for the third quarter of fiscal 2003 was $1.1 million compared to a segment operating loss of $(0.5) million for the same period a year ago. The increase in segment operating profit was primarily due to sales volume increases of $0.3 million and productivity increases of $0.9 million. Pension income/expense was less than $0.1 million for the third quarter of fiscal 2003 and fiscal 2002.

For the nine month period ended August 31, 2003, sales remained flat at $69.0 million compared to the same period one year ago. The segment operating profit was $1.5 million for the nine months ended August 31, 2003 compared to an operating loss of $(2.3) million for the nine months ended August 31, 2002. Included in segment operating profit for the nine months ended August 31, 2003 was a restructuring and severance charge of $0.1 million. Excluding the restructuring and severance charge, segment operating profit was $1.6 million for the nine months ended August 31, 2003. The increase in segment operating profit was primarily due to improvements in manufacturing productivity and lower spending of $3.4 million and a decrease in warranty expense of $0.5 million. Pension income/expense was less than $0.1 million for the nine months ended August 31, 2003 and 2002.

Cost of products sold for the Company during the third quarter ended August 31, 2003 increased 1.9 percent to $134.8 million from $132.3 million for the same period a year ago. The increase was due to higher raw material costs of $7.3 million primarily in the Performance Chemicals segment. For the nine months ended August 31, 2003, cost of products sold increased 4.3 percent to $383.3 million as compared to $367.5 million for the nine months ended August 31, 2002 primarily due to $28.7 million of higher raw material costs.

Selling, general and administrative costs for the third quarter of fiscal 2003 declined 2.9 percent to $34.0 million from $35.0 million in the same period a year ago. Similarly, selling, general and administrative costs declined 3.0 percent to $102.9 million from $106.1 million for the nine months ended August 31, 2003 as compared to the nine months ended August 31, 2002. The decline resulted primarily from a reduction in workforce program initiated in the first quarter of fiscal 2003 across the Company.

Interest expense for the third quarter of fiscal 2003 increased 212 percent to $5.3 million compared to $1.7 million for the third quarter of fiscal 2002. Similarly, for the nine months ended August 31, 2003, interest expense increased 67 percent to $10.2 million from $6.1 million during the same period in fiscal 2002. At the end of the second quarter of fiscal 2003, the Company completed the sale of $165 million senior secured notes and entered into a $100 million, three-year senior secured revolving credit facility (Facility), which replaced the Company’s existing revolving credit facility and receivables sale program. The new debt structure resulted in higher debt levels and higher borrowing costs during the third quarter of fiscal 2003 compared to the same period one year ago.

Depreciation and amortization declined to $6.7 million for the third quarter of fiscal 2003 from $7.3 million for the third quarter of fiscal 2002. For the nine month period ended August 31, 2003, depreciation and amortization expense declined to $20.3 million from $21.8 million in fiscal 2002. The decrease related to the effect of a declining fixed asset base and certain intangible assets being fully amortized at the end of fiscal 2002.

Corporate expense declined 8.7 percent to $2.1 million from $2.3 million in the third quarter of fiscal 2003 from the third quarter of fiscal 2002 due to discretionary spending controls. This trend continued for the nine months ended August 31, 2003, as corporate expense declined 7.4 percent to $7.5 million from $8.1 million in fiscal 2002. The Company also wrote off $3.1 million of deferred financing costs for the nine months ended August 31, 2003 due to the termination of the Company’s revolving credit facility.

Due to the impact of the tax valuation allowance from the Company’s prior and current losses, the Company did not record a tax provision or benefit during the third quarter or for the year except for its anticipated foreign taxes, which are due to local filing requirements. The Company does not expect to record a tax provision or benefit for 2003 except for its anticipated foreign taxes.

Accounts receivable, net increased $58.9 million to $101.7 million at August 31, 2003 from $42.8 million at November 30, 2002. The increase resulted from the termination of the receivables sale program during the second quarter of fiscal 2003.

Financial Resources and Capital Spending

Cash flow used by operating activities for the first nine months of fiscal 2003 was $60.3 million compared to cash flow provided by operations of $18.8 million in the first nine months of fiscal 2002. The change was primarily related to the termination of the receivables sale program in the second quarter of fiscal 2003, which required a payment of $47.7 million to repurchase trade accounts receivable, combined with negative operating results for the period. For the first nine months of fiscal 2003, $4.4 million was used for investing activities, which consisted of $6.3 million of capital expenditures offset by the proceeds of $1.9 million from the sale of a design facility. For the same period a year ago, $6.9 million was used for investing activities and consisted of $7.7 million of capital expenditures and $2.0 million for an acquisition, offset by proceeds of $2.8 million from the sale of a closed facility. For the first nine months of fiscal 2003, $71.5 million was provided by financing activities compared to $12.1 million used for financing activities for the same period a year ago. The change was primarily related to borrowings used to terminate the receivables sale program in the current quarter, which required a payment of $47.7 million, and the decline in operating performance.

As described in Note D to the Condensed Consolidated Financial Statements, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. Interest on the Notes will be paid semi-annually on June 1st and December 1st, commencing on December 1, 2003. The Company used the proceeds from this offering to repay outstanding amounts under its then existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses. In addition, on May 28, 2003, the Company entered into a $100 million, three year senior secured revolving credit facility (Facility). Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the lender’s prime rate and the Federal Funds Effective rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.5% at August 31, 2003. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.0% at August 31, 2003. The Facility’s average borrowing rate at August 31, 2003 was 4.17%. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.5% at August 31, 2003. The Company’s total debt outstanding at August 31, 2003 was $211.5 million and its average debt outstanding during the third quarter of fiscal 2003 was $217.6 million. At August 31, 2003, the unused and available balance under the Facility was $38.3 million.

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

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of August 31, 2003, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, accounts receivable, inventories, warranty obligations, litigation and environmental reserves, pensions and income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The Company reviews its estimates at least quarterly to ensure that the estimates appropriately reflect changes in its business or as new information becomes available. Actual results may materially differ from these estimates under different assumptions or conditions.

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

B) Allowance For Doubtful Accounts

The Company’s policy is to identify all specific customers that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other relevant factors, or those that have been turned over for collection and to reserve for the portion of those outstanding balances that collection does not appear to be likely. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $3.5 million at November 30, 2002 and $4.2 million at August 31, 2003.

C) Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with usage and sales levels over the last year to two years. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence was approximately $11.0 million at November 30, 2002 and $12.9 million at August 31, 2003.

D) Allowance For Warranty Claims

On an ongoing basis, the Company updates its building systems warranty reserve for specifically identified or new matters and performs a detailed study of the reserve on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs and failure rates. A change in these factors could result in a significant change in the reserve balance. The warranty reserve was approximately $13.5 million at November 30, 2002 and $12.6 million at August 31, 2003.

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

The combination of several factors may require the Company to begin recording pension expense of approximately $3.5 million in fiscal 2005. The lower investment performance by the Company’s pension plan assets, caused by the decline in the stock market, has significantly reduced the surplus position of the plan. Changes in long-term expectations for inflation and the equity markets have led to the lowering of the assumed rate of return for asset performance. The Company will use an assumed rate of return for assets of 8.5 percent to determine the Company’s pension expense for fiscal 2004. The measurement date of August 31, 2003 was used to determine this rate. A 25 basis point change in the assumed rate of return for assets would increase or decrease the assets by approximately $0.5 million.

F) Pensions (continued)

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

With the low interest rate environment, the Company will also decrease the discount rate used to measure the defined benefit pension plan obligations. Although the Company had been using a discount rate of 7.25 percent, the Company will use a discount rate of 6.5 percent for determining the Company’s pension expense for fiscal 2004. The measurement date of August 31, 2003 was used to determine this rate. An increase of 25 basis points in the discount rate would decrease expense on an annual basis by approximately $0.2 million. A decrease of 25 basis points in the discount rate would increase expense on an annual basis by approximately $0.7 million. The Company’s pension expense is more sensitive to a drop in the discount rate than an increase because at a 6.5 percent discount rate, the plan is approaching the 10 percent gain/loss amortization corridor. The plan would remain inside the corridor and would not amortize any losses in the current year if the discount rate increases. The plan would be outside the corridor if the discount rate was lower than 6.5 percent and would, therefore, be forced to amortize some of the outstanding losses.

The Company does not anticipate making cash contributions to the pension fund until 2007. However, in order to manage the pension fund over the long term, the Company may find it prudent to make contributions before 2007. In addition, the Company cannot predict whether changing economic conditions or other factors will lead or require it to make contributions in excess of its current expectations, which would divert funds that the Company would otherwise apply to other uses. Additionally, the Company may not have the funds necessary to meet any minimum pension funding requirements.

The annual cost of the consolidated pension plan is expected to be approximately $0.7 million in fiscal 2004 and $3.5 million in fiscal 2005. Currently, the plan has a credit balance that will cover contribution requirements over the next four to five years. Factors that could alter the cash requirements and timing of any such cash equivalents are:

•	A continued persistent market downturn.

•	Failure of Congress to replace the 30-year treasury for the current liability measure (artificially low interest rates force additional funding charges (accelerating funding)).

•	Significant improvements to the pension plan (e.g., large early retirement window).

•	Opportunities to reduce future cash requirements by accelerating contributions ahead of the minimum required schedule. By following certain strategies, smaller contributions in the near term may prevent the need for larger contributions in the future. Some of those strategies might include, but are not limited to, contributions to avoid Pension Benefit Guaranty Corporation variable premiums and a charge to Other Comprehensive Income, and to maintain funded status to avoid additional funding requirements under Section 412(I) of the Internal Revenue Code. These types of contributions would allow the Company to manage the overall cash flow to the plan.

At August 31, 2003, the Company’s consolidated prepaid pension asset was $57.1 million compared to $55.4 million at the end of 2002. For the nine month periods ended August 31, 2003 and August 31, 2002, the Company recognized consolidated pretax pension income of $1.3 million and $3.7 million, respectively.

G) Tax Valuation Allowance

The Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. As of August 31, 2003, the Company had approximately $64.5 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2022, goodwill impairment losses created as a result of the cumulative effect of an accounting change and other temporary differences for which a valuation allowance of $63.8 million has been provided. The Company provided a valuation allowance for its deferred tax assets after having considered its recent history of limited income since its spin-off from GenCorp, projections of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.

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

Environmental Matters

OMNOVA Solutions’ policy is to conduct its businesses with due regard for the preservation and protection of the environment. OMNOVA Solutions devotes significant resources and management attention to environmental matters and actively manages its ongoing processes to comply with environmental laws and regulations. OMNOVA Solutions’ Condensed Consolidated Balance Sheet as of August 31, 2003 reflects environmental reserves of $0.8 million. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters. However, there can be no assurance that future costs and liabilities will not exceed the Company’s reserves or be material.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note D to the Condensed Consolidated Financial Statements, a portion of the Company’s debt, which is the debt under the new revolving credit facility, matures in the year 2006 and is variable. The average variable interest rate applicable to this debt was 4.17% as of August 31, 2003. Based on debt levels as of August 31, 2003, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.5 million annually. Because the Company’s long-term debt under this agreement bears interest at market rates, the carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in the Condensed Consolidated Balance Sheet, since October 1, 1999, the Company has experienced an accumulated loss of $3.6 million as of August 31, 2003 primarily due to the unfavorable currency conversion of the British pound sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the use of these financial instruments in the future.

Item 4. Controls and Procedures

Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On October 12, 2000, a group of former GenCorp Inc. employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp Inc. and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. Plaintiffs claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier and, GenCorp’s adoption of a replacement retiree health care plan that capped benefit levels. The matter is currently in the discovery stage. The Company cannot estimate the amount of retiree medical benefits sought by the plaintiffs at this time. The Company believes that it has meritorious defenses to this lawsuit as well as a right to indemnification from GenCorp. The Company believes that the likelihood that it will incur any liability in this matter materially affecting its consolidated financial condition is remote.

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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

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

OMNOVA SOLUTIONS INC.

Date:	October 7, 2003	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial Officer
and Principal Accounting Officer)

Date:	October 7, 2003	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Business Development;
General Counsel (Duly Authorized Officer)