Form 10-Q/A
period 2003-05-31
OMNOVA SOLUTIONS INC
filed 2003-10-24
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

OMNOVA Solutions Inc. is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, which was originally filed with the Securities and Exchange Commission on July 14, 2003 and amended on September 18, 2003 (the “Quarterly Report”), to amend and restate in its entirety Item 6 in response to comments from the Staff at the Securities and Exchange Commission. This Amendment No. 2 continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

4.1	Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions’ 11 1/4% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

4.2	Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

*10.1	Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 99.1 to the Form 10-Q for the quarter ended May 31, 2003 filed on July 14, 2003).

* Confidential treatment has been requested for the redacted portions of this exhibit, and such confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused amendment No. 2 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date	October 24, 2003	By	/s/ M. E. HICKS
M. E. Hicks
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date	October 24, 2003	By	/s/ J. C. LEMAY
J. C. LeMay
Senior Vice President, Business Development;
General Counsel (Duly Authorized Officer)

EXHIBIT INDEX

4.1	Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions’ 11 ¼% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

4.2	Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-4 filed on June 27, 2003 (Registration No. 333-106619)).

*10.1	Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (previously filed as Exhibit 99.1 to the Form 10-Q for the quarter ended May 31, 2003 filed on July 14, 2003).

* Confidential treatment has been requested for the redacted portions of this exhibit, and such confidential portions have been omitted and filed separately with the Securities and Exchange Commission.