Form 10-K
period 2003-11-30
OMNOVA SOLUTIONS INC
filed 2004-01-30
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $174,180,936, based on the closing price per share of $4.38 on May 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 16, 2004, there were 40,009,756 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA Solutions Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended November 30, 2003

PART I

Item 1.	Business

Introduction

OMNOVA Solutions Inc. (referred to in this report as OMNOVA Solutions, OMNOVA, the Company, we or our) became an independent publicly-traded company on October 1, 1999, when GenCorp Inc., our former parent company, distributed a dividend payable of one share of OMNOVA Solutions common stock for each share of GenCorp common stock held on the September 27, 1999 record date (the spin-off). OMNOVA Solutions is incorporated under the laws of the State of Ohio, and its headquarters is located at 175 Ghent Road, Fairlawn, Ohio 44333.

OMNOVA Solutions is an innovator of emulsion polymers and specialty chemicals, decorative and functional surfaces and single-ply roofing systems for a variety of commercial, industrial and residential end uses. Our products provide critical performance and aesthetic attributes to materials that people use daily. Over 70% of our sales are generated in product categories in which we maintain leading positions. OMNOVA’s leading positions have been built through innovative products, customized product solutions, strong brands, strong technical expertise, well-established distribution channels and long-standing customer relationships. We have over 2,000 customers who rely on over 1,000 OMNOVA products to differentiate themselves in the marketplace. We utilize 18 strategically located manufacturing, development and design facilities in North America, Europe and Asia to service our broad customer base.

OMNOVA operates in three business segments: Performance Chemicals, Decorative Products and Building Products. Of our fiscal 2003 net sales, 47.9% were derived from the Performance Chemicals segment, 37.7% were derived from the Decorative Products segment and 14.4% were derived from the Building Products segment. (Financial information relating to the Company’s business segments is set forth in Note R to the Consolidated Financial Statements on pages 48 through 51 of this report).

Performance Chemicals

Background

Our Performance Chemicals segment began in 1952 as a segment of GenCorp (then known as The General Tire & Rubber Company). Initially, the business focused on the manufacture of styrene butadiene latex (or SB latex), an emulsion polymer, for the paper industry and SB vinylpyridine latex for tire cord adhesives in its Mogadore, Ohio facility. During the 1960s, the business began expanding its product lines for the paper and carpet industries, and in 1993 started a SB latex plant in Green Bay, Wisconsin to better serve the needs of its paper customers in the upper Midwest. In 1996, SB latex capacity at the Mogadore, Ohio facility was substantially expanded.

Performance Chemicals broadened its styrene butadiene offerings with the acquisition of Goodyear’s Calhoun, Georgia latex business in 1998, providing additional manufacturing capacity, a strong presence in the southeast and an expanded customer base. In 1998, Performance Chemicals also acquired Sequa Chemicals’ U.S. specialty chemicals business, which added acrylic, vinyl acrylic and vinyl acetate latex products, expanded market positions and provided entry into new specialty chemical markets.

The fiscal year 1999 acquisition of PolymerLatex’s U.S. acrylics latex business in Fitchburg, Massachusetts provided a key northeast production location while strengthening and diversifying served markets in specialty acrylic emulsions. The acquisition of Morton International’s global floor care polymer business in 1999 added several new emulsion polymer product lines and customers, based on complementary manufacturing technology.

On May 1, 2002, OMNOVA Solutions and the Rohm and Haas Company formed RohmNova LLC, a joint venture for the purpose of marketing, selling and servicing latex binders, synthetic pigments and specialty chemical additives for coatings in the paper and paperboard industry. The joint venture has reduced our costs while providing total solutions capability to customers and offers a strong portfolio of complementary coating products for the paper and paperboard industry. In addition, the joint venture facilitates joint technology development leveraging highly complementary technology from the two parent companies.

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinylpyridine, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. We are North America’s second largest producer of SB latex and operate modern, strategically located, low-cost production facilities. Our custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, tape, adhesives, tire cord, plastic parts and various other specialty chemical applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymer technology and for its ability to rapidly develop highly-customized products that provide innovative, cost-effective customer solutions.

The following table shows the products that our Performance Chemicals segment produces and markets.

Product Category	% of Performance Chemicals Fiscal 2003 Net Sales	Primary Products	End-use Applications	Brand Names
Paper and Carpet Chemicals	63.6%	SB and SBA latex coating binders and paper chemicals including crosslinkers, lubricants and other paper chemical additives, and SB latex carpet backing binders	High gloss magazines, catalogs, direct mail advertising, brochures and printed reports, food cartons, household and other consumer and industrial packaging, residential and commercial carpet.	GenCal, GenFlo, GenCryl, Sequaflow, AcryPrint, Reactopaque, Sunkote, Sunbond, Sunkem, UniQ-Print, Sequabond, Sunrez, Sequarez, OmnaBloc, OmnaTuf

Specialty Chemicals	36.4%	Styrene butadiene, styrene butadiene acrylonitrile, acrylic, vinyl acrylic, styrene acrylic, vinyl pyridine and vinyl acetate emulsion polymers, glyoxal resins, polyethylene resins, fluorochemicals and fluorosurfactants	Nonwovens (such as diapers, engine filters, resilient flooring, and roofing mat and household scrub pads), floor polish, tapes, tire cord, plastic part coatings, graphic arts, textiles, construction products.	GenFlo, GenCryl, Sequabond, Suncryl, Secoat, Secryl, Mor-Glo, Mor-Shine, Mor-Flo, AcryGen, Mykon, Permafresh, Sequapel, PolyFox

Paper and Carpet Chemicals. OMNOVA is a leading North American supplier of custom-formulated SB and SBA latex for paper and paperboard coatings. In addition, we produce a broad variety of specialty chemical additives for coating applications in the paper industry. Our products for the paper industry improve the strength, gloss, opacity, moisture resistance and printability of coated papers and paperboard. Applications for our products include paper and paperboard coatings used in magazines, catalogs, direct mail advertising, brochures and printed reports, food cartons, household and other consumer and industrial packaging.

OMNOVA is also a leading North American supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements of our customers. Our strong historic position in residential carpeting has been recently enhanced by new products to serve that market as well as innovations in commercial carpeting backing binders that provide moisture barrier properties, enabling the replacement of higher-cost polyurethane binders. Sales of our Paper and Carpet Chemicals products represented 30.5% of our net sales for fiscal 2003, 26.8% of our net sales for fiscal 2002 and 26.4% of our net sales for fiscal 2001.

Specialty Chemicals. OMNOVA is a leading North American supplier of specialty polymers and chemicals for a variety of niche product categories. Applications for our specialty polymers and chemicals include nonwovens (such as diapers, engine filters, resilient flooring, roofing mat and household scrub pads), floor polish, tape, adhesives, tire cord, textiles, plastic part coatings and construction products. Our focus is developing unique products and custom applications that address specific customer needs, including enhanced functionality, improved environmental performance and lower cost through improved processibility and product substitution for higher-cost materials.

A targeted growth area for Performance Chemicals is our proprietary fluorochemical technology platform known as PolyFox. PolyFox has unique properties as a surfactant for flow, leveling and wetting and as a surface modifier for stain and scratch resistance. PolyFox-enhanced products are initially being sold for floor care products, dry erasable wallcovering and decorative laminates with numerous additional applications under development. PolyFox is also environmentally-preferred as a replacement for competitive perfluorooctane fluorochemicals-based products, some of which have been withdrawn from the market over environmental concerns. In 2003, we commercialized ten new grades of PolyFox fluorosurfactants. Sales of our Specialty Chemicals products represented 17.4% of our net sales for fiscal 2003, 17.1% of our net sales for fiscal 2002 and 17.1% of our net sales for fiscal 2001.

Markets and Customers

The paper coating and carpet backing latex product lines are highly competitive based on price, quality, customer service, product performance, field technical support and product innovations. Major paper and carpet customers include International Paper Company, Shaw Industries, Inc. and Stora Enso Corporation. Certain product categories such as diapers and roofing mat binders are performance driven and product innovation, technical and application service support are key competitive differentiators.

Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through several internal marketing, sales and technical service teams focused on providing highly responsive customized solutions to targeted markets and industries.

Competition

Performance Chemicals competes with several large global chemical companies including Dow and BASF, some of which are vertically integrated in one or more major raw materials. Performance Chemicals also competes with a variety of other suppliers of specialty chemicals including Rohm and Haas Company, Noveon Inc., Para-Chem Inc., Air Products and

Chemicals, Inc., National Starch and Chemical Company and Johnson Polymer, LLC. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance and innovation and industry recognition. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories and we believe that we are a leader in several North American categories, including SB latex paper coatings and carpet backing binders, nonwoven binders and vinylpiridine tire cord adhesives.

Decorative Products

Background

Our Decorative Products segment began in 1945 when GenCorp (then known as The General Tire & Rubber Company) purchased the Jeannette, Pennsylvania coated fabrics facility from the Pennsylvania Rubber Company. In 1963, a production facility was built in Columbus, Mississippi to increase General Tire’s capacity and product offerings in coated fabrics. The manufacturing of commercial wallcovering was added at that plant in the early 1970s.

Decorative Products expanded its commercial wallcovering capabilities in 1991 through the acquisition of Canadian General Towers’ commercial wallcovering business. With the 1998 acquisition of Walker Greenbank’s U.K.-based Muraspec commercial wallcovering business, Decorative Products grew its leadership position in this product category. Muraspec provides a European manufacturing base and a distribution business with sales offices throughout the U.K. and Europe. Muraspec also serves as a key European distribution platform for marketing coated fabrics and other surfacing products.

The Reneer Films Division of Goodyear was acquired in 1993, increasing vinyl film and decorative laminate capability for the Decorative Products business and elevating its position in vinyl woodgrain laminates to number one in North America. In 1997, the Printworld business of Technographics, Inc. was acquired, adding paper laminates to our vinyl laminate portfolio.

In 2001, OMNOVA Solutions acquired certain business lines and assets of Decorative Surfaces International, Inc. (DSI), including its commercial wallcovering, vinyl laminates and coated fabrics product lines.

We have also pursued global growth initiatives by entering into strategic alliances and joint ventures. In 1999, Decorative Products formed a joint venture company with an affiliate of the Thailand-based Charoen Pokphand Group. The joint venture acquired a Rayong, Thailand-based decorative film and coated fabrics business to serve the decorative film and coated fabric product based markets in the Asia-Pacific region and provide expanded product lines to North America and Europe. In 2000, we formed another joint venture with the Charoen Pokphand Group, which acquired a Shanghai, China-based coated fabrics business to further strengthen and expand our position in China and the Asia-Pacific region and provide expanded product lines to North America and Europe. Also in 2000, we formed Muraspec N.A. LLC, a joint venture with Brewster Wallpaper Corp., to serve as a national distributor for three of our wallcovering brands, Genon, Muraspec and Guard, and a diverse offering of other decorative and functional wall surfacing manufactured by others.

Products

Our Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and industrial films. These products are used in numerous applications, including building refurbishment and remodeling, new construction, furniture, cabinets, marine, automotive and other transportation markets, manufactured housing, retail display, consumer electronics, flooring and home furnishings. Our core competencies in design, coating, compounding, calendering, extruding, printing and embossing enable us to develop unique, aesthetically pleasing decorative surfaces that have functional properties, such as durability and scratch and stain resistance, that address specific customer needs. We have industry leading design capabilities, an extensive design library covering a broad range of styles, patterns, textures and colors and strong coating and processing capabilities to provide our products with the performance capability needed in the applications we serve. Our broad range of products and end-use applications give us economies of scale in sourcing, manufacturing, design, technology and process development.

The following table shows the products that our Decorative Products segment develops, designs, produces and markets.

Product Category	% of Decorative Products Fiscal 2003 Net Sales	Primary Products	End-use Applications	Brand Names
Commercial Wallcoverings	42.5%	Vinyl wallcoverings, dry erasable surfaces	Decorative and protective wall surfacing for offices, hotels, hospital and medical offices, stores, schools, restaurants, public buildings.	Bolta, Essex, Genon, Lanark, Tower, Guard, X-Quest, Muraspec, Murek, MemErase II, Viewnique

Coated Fabrics	32.9%	Vinyl coated fabrics, urethane coated fabrics, performance woven fabrics	Decorative and protective surfacing for residential and commercial furniture, transportation seating, marine seating, interior construction, soft top covers.	Endurion, Boltaflex, Diversiwall, PreFixx, Nautolex

Decorative Laminates	24.6%	Paper and vinyl laminates	Decorative and protective surfacing for residential furniture, office furniture, kitchen and bath cabinets, manufactured housing, recreational vehicles, interior partitions, consumer electronics, retail displays, floor and ceiling tile.	Surf(x), Reneer, Rendura, Decotone, Deconeer, Elastotherm, Muraglass

Commercial Wallcoverings.    OMNOVA Solutions is a leading North American and European supplier of wallcoverings used in commercial applications. Our commercial wallcoverings are recognized for their leading designs as well as their strength, durability and cleanability. Our vinyl wallcoverings, in addition to their aesthetic appeal, reduce repair and maintenance costs for building owners by protecting wall surfaces and having longer useful lives as compared to paint and paper wallcoverings. Applications for our commercial wallcoverings include refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets.

OMNOVA’s commercial wallcovering product lines include a broad range of fabric-backed vinyl and paper-backed vinyl wallcoverings. Our industry leading styling and design library covers a broad range of styles, patterns, textures and colors, both traditional and contemporary. In addition to leading design capabilities, our Decorative Products segment’s strengths include its reputation for product durability and quality, its global distribution network, its extensive emboss and print roll library and its long-term customer relationships. In 2002, we became the first commercial wallcovering producer to achieve GREENGUARD INDOOR AIR QUALITY CERTIFIED® status for our low volatile organic compound, or VOC, commercial wallcovering. Through proprietary technology, this low emissions product enhances indoor air quality, an increasing concern among building owners, architects and specifiers. Commercial wallcoverings represented 16.1% of our net sales for fiscal 2003, 17.6% of our net sales for fiscal 2002 and 18.3% of our net sales for fiscal 2001.

Coated Fabrics.    OMNOVA Solutions is a leading North American supplier of vinyl and urethane coated fabrics for commercial and residential applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost-effective alternative to other surfacing materials, such as leather and textile fabrics. We also offer high-performance coated woven fabrics, including Endurion-coated fabrics, which we introduced in 2002. This new coating technology, developed jointly with our Performance Chemicals segment, provides repeatable cleanability and superior stain resistance for high-traffic interior environments. Applications for our coated fabrics include:

•	commercial furniture (office, hospitality, health care and education markets);

•	residential furniture;

•	transportation seating (mass transit, marine and sports and recreation markets);

•	interior structures (office cubicles, walls and room dividers); and

•	soft top covers (automotive, spa and grill cover markets).

Sales of our coated fabrics products represented 12.4% of our net sales for fiscal 2003, 13.4% of our net sales for fiscal 2002 and 12.8% of our net sales for fiscal 2001.

Decorative Laminates.    OMNOVA Solutions is a leading North American supplier of paper and vinyl decorative laminates for wood and metal surfaces. Our decorative laminates are used as alternatives to wood, paint and high-pressure laminates in markets where durability, design flexibility and cost are key requirements. We provide our customers with a broad range of aesthetically pleasing designs as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our decorative laminates include manufactured housing and recreational vehicle interiors, kitchen and bath cabinets, commercial and residential furniture, consumer electronics, retail display, flooring and ready-to-assemble furniture.

A key strength of our decorative laminates business is our coating technology, including ultraviolet, electron beam, thermal cured and others, which provides durable finishes for high-use products and superior scratch and stain resistance. In addition, our decorative laminates business has further differentiated itself in the decorative laminate market as a single-source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries, by building a unique library of matched vinyl and paper laminate design patterns and textures and developing rapid make-to-order production capabilities. In late 2002, we introduced Surf(x) decorative laminates for three-dimensional applications for the office furniture and display fixture markets. Surf(x) laminates offer a cost-effective alternative to high pressure laminates and provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding. Sales of our decorative laminates products represented 9.2% of our net sales for fiscal 2003, 11.4% of our net sales for fiscal 2002 and 10.0% of our net sales for fiscal 2001.

Markets and Customers

We believe that our Decorative Products segment is a leader in its targeted product categories. The commercial wallcovering, coated fabrics and decorative laminates businesses are highly competitive based on decorative content, functional performance, price, quality, customer service, brand name recognition, distribution networks and reputation. Decorative Products markets its products under numerous brand names to different industries. Certain of our better-known customers of this segment include Steelcase Inc., La-Z-Boy Inc., Ashley Furniture Industries, Inc., Patrick Industries Inc. and Herculite Inc.

Marketing and Distribution

Our Decorative Products segment distributes its products through a variety of channels. Commercial wallcoverings are marketed primarily through independent distributors to building owners, contractors, architects, interior designers and other specifiers. Several of our wallcovering distributors are national in scope, providing us with the capability to cost-effectively market wallcovering products to regional commercial purchasers as well as those with a nationwide presence. Coated fabrics and decorative laminates are sold directly and through agents to manufacturers of cabinets, furniture, seating and other products. Many of our Decorative Products segment’s products have strong, well-recognized brand names that are promoted through trade shows, industry periodicals and other media.

Competition

OMNOVA’s Decorative Products segment competes with numerous companies, many of which are smaller and privately-owned. Key competitors include:

•	Commercial Wallcovering—RJF International Corporation, US Vinyl, J. Josephson Inc., and paint systems

•	Coated Fabrics—Morbern Inc. and Hi-Tex, Inc.

•	Decorative Laminates—Chiyoda Gravure Corporation, Dai Nippon Printing Co., Ltd. and Toppan Printing Co., Ltd.

Building Products

Background

Our GenFlex roofing systems business was started in 1980 when GenCorp began manufacturing a single-ply polyvinyl chloride product line (PVC). This business has expanded over the years to include thermoplastic polyolefin (TPO) and synthetic rubber (EPDM) membrane systems, making OMNOVA one of the broadest and largest suppliers of single-ply commercial roofing in North America. In 2001, we began production of single-ply TPO and PVC roofing at a new manufacturing facility located in Muscle Shoals, Alabama.

Products

Our Building Products segment produces single-ply roofing systems for newly renovated or constructed commercial, governmental or educational buildings. The following table shows the products that our Building Products segment develops, designs, produces and markets.

Primary Products	End-use Applications	Brand Names

EPDM, TPO and PVC single-ply roofing systems	Low-sloped and flat roofs on office complexes, shopping malls, stadiums, restaurants, factories, warehouses, schools, government buildings.	GenFlex

We are a major North American supplier of single-ply roofing systems for the replacement and new commercial roofing markets. We are one of the few suppliers of all three single-ply roofing systems: EPDM, TPO and PVC. We manufacture ENERGY STAR certified TPO and PVC roofing systems that provide building owners with significant energy efficiencies. Additionally, we were the first to develop a twelve-foot wide single-ply roofing system, which reduces installation time and cost for our customers. We manufacture twelve-foot wide TPO and PVC single-ply roofing systems, and we are currently the only producer of a twelve-foot wide PVC roofing system.

With our broad single-ply commercial roofing product lines, which we market under the GenFlex brand name, we can serve a wide variety of commercial roofing needs. In 2001, we began production of GenFlex products at our state-of-the-art extrusion plant located in Muscle Shoals, Alabama, where we produce our twelve-foot wide single-ply TPO and PVC roofing systems. In 2003, we introduced a new peel-and-stick TPO system in widths up to six feet, targeted at the commercial roof repair market. GenFlex roofing systems represented 14.4% of our net sales for fiscal 2003, 13.7% of our net sales for fiscal 2002 and 15.4% of our net sales for fiscal 2001.

Markets and Customers

Building Products is highly competitive based on functional performance, price, quality, customer service, brand name recognition, distribution networks and reputation.

Marketing and Distribution

Our Building Products segment’s commercial roofing products are distributed and marketed primarily through independent distributors to building owners, contractors, architects and other related building/construction customers.

Competition

Building Products competes with numerous companies, including Carlisle Companies Incorporated, Bridgestone-Firestone Inc. and Johns Manville. Overall, we believe that our Building Products segment is competitive in its targeted product categories.

International Operations

Net sales from our foreign operations were $55.0 million in fiscal 2003, $53.2 million in fiscal 2002 and $61.4 million in fiscal 2001. These net sales represented 8.1% of our total net sales in fiscal 2003, 7.8% of our total net sales in fiscal 2002 and 8.3% of our total net sales in fiscal 2001. Long-lived assets consist of net property, plant and equipment and net goodwill. Long-lived assets of our foreign operations totaled $23.1 million at November 30, 2003 and $51.4 million at November 30, 2002. Our consolidated long-lived assets totaled $189.7 million at November 30, 2003 and $269.7 million at November 30, 2002.

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

Environmental Matters

Our business operations, like those of other companies in the industries in which we operate, are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations not only affect our current operations, but also could impose liability on us for past operations that were conducted in compliance with then applicable laws and regulations. For further discussion of capital and noncapital expenditures incurred in fiscal 2003 and forecasted for fiscal 2004 for environmental compliance, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” on pages 22 and 23 of this report, which is incorporated herein by reference.

Employees

We employed approximately 2,100 employees at November 30, 2003 at offices, plants and other facilities located principally throughout the United States and the United Kingdom. Approximately 30% of our employees are covered by collective bargaining agreements. Approximately 530 employees are covered by four separate collective bargaining agreements due to expire prior to November 30, 2004.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products, all of which are generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include styrene, butadiene, acrylates and vinyl acetate. These monomers represented approximately 70% of our total raw materials purchased on a dollar basis in fiscal 2003 for this segment.

Our Decorative Products segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper and titanium dioxide. Textiles and PVC resins represented approximately 42% of our total raw materials purchased on a dollar basis in fiscal 2003 for this segment.

Our Building Products segment utilizes a variety of raw materials, including PVC and thermoplastic polyolefin (TPO) resins, textiles and plasticizers, in the manufacture of its single-ply roofing systems. These raw materials are generally available from multiple suppliers. TPO resins and textiles represented approximately 44% of our total raw materials purchased on a dollar basis in fiscal 2003 for this segment. In addition, our Building Products segment sources from a third party its EPDM membrane systems, isocyanarate insulation board and various roofing system accessories.

The cost of these raw materials has a significant impact on our profitability. We generally attempt to respond to raw material cost increases through productivity programs and, as needed, price increases to our customers. The success of attempted price increases depends on a variety of factors including the specific market application and competitive environment. Under certain circumstances, we are not able to pass along the increase. In addition, if accepted by customers, price increases generally lag the increase in raw material costs.

Research and Development

The OMNOVA Solutions technology centers in Akron, Ohio and Chester, South Carolina support research and development efforts across our businesses and complement the resources focused on innovation in each of our segments. Our efforts are focused on developing new applications with our base technology, enhancing the functionality of our products in existing applications as well as developing new product and technology platforms.

Our research and development expenses were $9.5 million in fiscal 2003, $8.7 million in fiscal 2002 and $8.3 million in fiscal 2001. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements on page 32 of this report.

Available Information

Our website is located at www.omnova.com. We make available free of charge on our website, all materials that we file electronically with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Item 2.	Properties

The Company’s significant operating, manufacturing, distribution, research, design and/or sales and marketing facilities are set forth below:

Corporate Headquarters:
OMNOVA Solutions Inc. *175 Ghent Road Fairlawn, OH		OMNOVA Solutions Technology Center 2990 Gilchrist Road Akron, OH

Performance Chemicals:
Headquarters: *175 Ghent Road Fairlawn, OH		Sales/Manufacturing/Technical/Distribution: Akron, OH Calhoun, GA Chester, SC *Dalton, GA Fitchburg, MA Green Bay, WI *Hertfordshire, England Mogadore, OH

Decorative Products:
Headquarters: *175 Ghent Rd Fairlawn, OH	Manufacturing Facilities: Auburn, PA Columbus, MS Jeannette, PA Kent, England Monroe, NC *Rayong, Thailand *Shanghai, China

Sales/Marketing/Design/Distribution:

*Asnieres, France

*Bangkok, Thailand

*Boston, MA

*Dubai, UAE

*Hertfordshire, England

*Mountain Lakes, NJ

*Paris, France

*Rayong, Thailand

*Shanghai, China

*Warsaw, Poland

Building Products:
Headquarters: *1722 Indian Wood Circle, Suite A Maumee, OH	Manufacturing Facilities: *Muscle Shoals, AL	Sales/Marketing/Design/Distribution: *Columbus, OH *Maumee, OH

*	An asterisk next to a facility listed above indicates that it is a leased property.

For a further discussion of our leased properties, please refer to Note O to the Consolidated Financial Statements appearing on page 46 of this report.

During fiscal 2003, we generally made effective use of our productive capacity. We believe that the quality and productive capacity of our properties are sufficient to maintain our competitive position for the foreseeable future.

Item 3.	Legal Proceedings

On October 12, 2000, a group of former GenCorp employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp Inc. and us, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. The plaintiffs’ claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier, and GenCorp’s adoption of a replacement retiree health care plan that capped benefit levels. The Court recently denied plaintiffs’ motion to certify the class in this case. Plaintiffs have asked the Court to reconsider this decision. The Company cannot estimate the amount of retiree medical benefits sought by the plaintiffs at this time. We believe we have meritorious defenses to this lawsuit as well as a right of indemnification from GenCorp. We believe that the likelihood that we will incur any liability materially affecting our consolidated financial condition is remote.

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

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2003.

Item 4A.	Executive Officers of the Registrant

The following information is given as of January 16, 2004, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 43, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Michael E. Hicks, age 45, Senior Vice President, Chief Financial Officer and Treasurer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James J. Hohman, age 55, Vice President of the Company since November 2001 and President, Paper & Carpet Chemicals since December 2000; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

James C. LeMay, age 47, Senior Vice President, Business Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay also served as Assistant General Counsel of GenCorp Inc. from May 1997, and as Senior Counsel of GenCorp from May 1990 to May 1997.

Gregory T. Troy, age 48, Senior Vice President, Human Resources of OMNOVA Solutions Inc. since September 1999. Mr. Troy served as Director, Human Resources of GenCorp Inc.’s Performance Chemicals business unit from December 1996 until the spin-off of OMNOVA Solutions in October 1999. Previously, Mr. Troy served as Director, Human Resources, of Bosch Braking Systems (formerly AlliedSignal) from 1995 to December 1996, and Employee Relations Area Manager, Manufacturing, of Mobil Corporation’s Plastics division from 1994 to 1995.

Douglas E. Wenger, age 47, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At December 31, 2003, there were approximately 10,700 holders of record of the Company’s common stock. The Company has not paid a quarterly cash dividend since the second quarter of 2001. Previously, the Company paid a quarterly dividend of $0.05 per share. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 52 of this report and is incorporated herein by reference.

Information concerning long-term debt appears in Note L to the Consolidated Financial Statements and is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table sets forth the Company’s selected historical financial data. The selected historical financial data as of November 30, 2003, 2002, 2001, 2000 and 1999 and for each of the five years in the period ended November 30, 2003 are derived from our audited consolidated financial statements. The Company was spun off from GenCorp Inc. as an independent public company as of October 1, 1999.

	2003	2002	2001	2000	1999
	(Dollars in millions, except per share data)
Statement of operations data:
Net sales	$682.6	$681.2	$737.0	$773.3	$767.4
Costs and expenses:
Cost of products sold	$516.8	$496.8	$539.9	$569.1	$503.8
Selling, general and administrative	136.1	140.3	141.9	140.7	156.0
Goodwill and indefinite lived trademark impairments(1)	49.6	—	—	—	—
Depreciation and amortization(1)	33.7	28.8	34.3	33.3	30.7
Interest expense	15.3	8.1	14.0	14.7	18.6
Other expense (income), net	3.4	2.3	1.2	3.8	(1.3)
Restructuring and severance(2)	9.0	(2.6)	16.4	3.8	4.4
Unusual item(3)	—	—	—	—	(5.5)
Deferred financing costs write-off	3.1	—	.1	—	—
Spin-off related costs	—	—	.1	.6	2.2

Total	$767.0	$673.7	$747.9	$766.0	$708.9

(Loss) income before income taxes	(84.4)	7.5	(10.9)	7.3	58.5
Income tax (benefit) expense	(.6)	.5	(4.2)	2.9	24.1

(Loss) income before cumulative effect of accounting change	$(83.8)	$7.0	$(6.7)	$4.4	$34.4
Cumulative effect of accounting change(1)	—	(142.5)	—	—	—

Net (loss) income	$(83.8)	$(135.5)	$(6.7)	$4.4	$34.4

Basic (loss) earnings per share:
(Loss) earnings before cumulative effect of accounting change	$(2.10)	$.18	$(.17)	$.11	$.82
Cumulative effect of accounting change	—	(3.60)	—	—	—

Net (loss) earnings per share	$(2.10)	$(3.42)	$(.17)	$.11	$.82

Diluted (loss) earnings per share:
(Loss) earnings before cumulative effect of accounting change	$(2.10)	$.18	$(.17)	$.11	$.82
Cumulative effect of accounting change	—	(3.58)	—	—	—

Net (loss) earnings per share	$(2.10)	$(3.40)	$(.17)	$.11	$.82

General:
Cash dividends paid per share	$—	$—	$.10	$.20	$.05
Capital expenditures	$8.8	$11.1	$19.5	$35.3	$35.0
Total assets(1)	$438.9	$459.8	$639.1	$647.5	$722.5
Long-term debt(4)	$192.2	$126.5	$157.8	$145.8	$190.0

(1)	During fiscal 2002, the Company adopted SFAS 142, which required a write-down of goodwill and indefinite lived intangible assets in the amount of $142.5 million. Effective December 1, 2001, goodwill and indefinite lived intangibles were no longer amortized. Amortization of these items was $5.8 million in fiscal 2001, $6.7 million in fiscal 2000 and $6.1 million in fiscal 1999. During fiscal 2003, the Company took an additional charge of $49.6 million related to SFAS 142.
(2)	Restructuring and severance items consisted primarily of severance costs and asset write-downs in fiscal 2003, a gain on sale of the Greensboro, North Carolina facility in fiscal 2002, shut-down costs for the closure of the Greensboro facility in fiscal 2001, early retirement benefits for a former chief executive officer in fiscal 2000 and a charge related to the distribution realignment of wallcovering lines in fiscal 1999.
(3)	The unusual item related to the sale of the Company’s corporate jet for $5.5 million in fiscal 1999.
(4)	Long-term debt excludes obligations under a receivable backed commercial paper program, which totaled $55.1 million, $60 million and $73.9 million on November 30, 2002, 2001 and 2000, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Item 1, Business, the Company operates in three business segments: Performance Chemicals, Decorative Products and Building Products. Please refer to pages 1 through 9 for a description of and background on the Company’s operating segments.

Management discusses the Company’s operating performance by reportable business segment and provides segment operating profit performance excluding segment restructuring and severance items because this is the manner in which segment operating results are reported to management for purposes of assessing the performance of the Company’s business segments and in making decisions regarding the allocation of resources to the business segments. Management also believes that providing segment operating performance excluding segment restructuring and severance items provides a better basis for investors to understand the Company’s businesses and to be better able to compare operating results year over year.

Segment information has been prepared in accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s three reportable segments were determined based on products and services provided by each operating segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Results of Operations of Fiscal 2003 Compared to Fiscal 2002

The Company’s net sales in fiscal 2003 were $682.6 million as compared to $681.2 million in fiscal 2002. The Company’s Performance Chemicals and Building Products business segments experienced a 9.2 percent and 5.3 percent revenue increase, respectively, while the Decorative Products segment’s revenue decreased 10.8 percent. The Company experienced a segment operating loss of $(55.8) million in fiscal 2003 compared to a segment operating profit of $24.5 million in fiscal 2002. Operating margins in fiscal 2003 were (8.2) percent compared to 3.6 percent in fiscal 2002. Included in segment operating profit for fiscal 2003 was a restructuring and severance charge of $8.8 million primarily related to the exiting of the heat transfer product line, a reduction in workforce program and the relocation of a design center. In addition, segment operating profit in fiscal 2003 was negatively impacted by a charge of $49.6 million for the impairment of goodwill and trademarks and $5.7 million for the write-off of idle fixed assets, obsolete inventory and intangible assets. Segment operating profit for 2002 included a net gain of $2.3 million primarily related to the sale of a closed facility. Segment operating profit, excluding these items, decreased to $8.3 million in fiscal 2003 from $22.2 million in fiscal 2002 primarily due to rising raw material costs, a decrease in sales volume and changes in product mix. Operating margins, excluding these items, declined in fiscal 2003 to 1.2 percent from 3.3 percent in fiscal 2002.

The Company had a net loss of $(83.8) million in fiscal 2003 or a loss of $(2.10) per diluted share as compared to a loss of $(135.5) million in fiscal 2002 or a loss of $(3.40) per diluted share. Effective December 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption in fiscal 2002, the Company recorded a non-cash charge of $142.5 million or ($3.58) per diluted share as the cumulative effect of accounting change, net of tax.

Excluding the restructuring and severance charge of $9.0 million, the goodwill and trademarks impairment charge of $49.6 million, the idle fixed assets, obsolete inventory and intangible assets write-offs of $5.7 million and the deferred financing costs write-off of $3.1 million in fiscal 2003, and the net gain on the sale of the unused facility and the cumulative effect of accounting change of $142.5 million from the adoption of SFAS 142 in 2002, the Company had a net loss of $(16.4) million, or $(0.41) per diluted share, in fiscal 2003 as compared to net income of $4.6 million, or $0.12 per diluted share in fiscal 2002.

Performance Chemicals’ net sales increased 9.2 percent to $327.0 million in fiscal 2003 from $299.4 million in fiscal 2002 primarily as a result of product pricing actions of approximately $20.4 million and volume increases of $7.2 million. Price and volume increases affected both product lines. Volume increased 2.2 percent from fiscal 2002 and is the first annual volume increase since 2000. Sales for the Paper and Carpet Chemicals product line increased 13.8 percent to $208.1 million in fiscal 2003 from $182.9 million in fiscal 2002 due to higher average selling prices and volume increases. Sales for the Specialty Chemicals product line increased 2.1 percent to $118.9 million in fiscal 2003 compared to $116.5 million in fiscal 2002 due to increased demand in the nonwovens and coatings/adhesives markets and higher average selling prices. The segment generated an operating profit of $11.2 million for fiscal 2003 as compared to an operating profit of $22.1 million in fiscal 2002. Included in segment operating profit for fiscal 2003 was a restructuring and severance charge of $0.6 million for reduction in workforce programs initiated in the first and fourth quarters of fiscal 2003. In addition, the segment incurred a charge of $2.7 million in fiscal 2003 related to the write-off of certain intangible assets. Included in segment operating profit for fiscal 2002 was a gain of $2.2 million primarily related to the sale of the Company’s Greensboro, North Carolina facility. Excluding these items, segment operating profit declined to $14.5 million in fiscal 2003 as compared to $19.9 million in fiscal 2002. The segment operating margin declined to 4.4 percent in fiscal 2003 as compared to 6.6 percent for fiscal 2002. The decrease in segment operating profit resulted primarily from higher raw material and labor costs of approximately $34.0 million, which affected both product lines. The increase in raw material costs was partially offset by price increases of $20.4 million and improvements in productivity and lower spending of $8.2 million. The segment operating profit was positively impacted by pension income of $0.9 million in fiscal 2002. There was no pension income recognized in fiscal 2003.

Decorative Products’ sales declined 10.8 percent to $257.6 million in fiscal 2003 as compared to $288.7 million in fiscal 2002. The decline in sales was due to the overall weakness in all of the segment’s end-use markets. Sales for the Commercial Wallcoverings product line declined 8.7 percent to $109.6 million in fiscal 2003 compared to $120.0 million in fiscal 2002 due to weak demand in the European and domestic hospitality and commercial office markets. Sales for the Coated Fabrics product line declined 7.2 percent to $84.7 million in fiscal 2003 compared to $91.3 million in fiscal 2002 due to weak demand in the furniture, interior structures and transportation markets. Sales for the Decorative Laminates product line declined 18.2 percent, $63.3 million in fiscal 2003 compared to $77.4 million in fiscal 2002, due to weak demand in the consumer electronics, manufactured housing and furniture markets. The segment incurred an operating loss of $(70.0) million for fiscal 2003 as compared to an operating profit of $7.3 million for fiscal 2002. Included in the segment operating loss for fiscal 2003 was a restructuring and severance charge of $8.1 million primarily related to the exiting of the heat transfer business, an impairment charge of $49.6 million for goodwill and trademarks and a charge of $3.0 million related primarily to the write-offs of idle fixed assets, obsolete inventory and intangible assets. Included in the segment operating profit for fiscal 2002 was a gain of $0.1 million from the reversal of a prior restructuring and severance reserve. Excluding these items, the segment incurred an operating loss of $(9.3) million for fiscal 2003 as compared to an operating profit of $7.2 million for fiscal 2002. Segment operating profit margins declined to (3.6) percent in fiscal 2003 from 2.5 percent in fiscal 2002. The decline in segment operating profit was primarily due to lower sales volumes in all product lines. The sales decline affected segment operating profit by $13.5 million and was partially offset by price increases of $2.2 million. Segment operating profit was also negatively impacted in fiscal 2003 by higher raw material and labor costs of $7.4 million, offset by improvements in manufacturing productivity and lower spending of $2.2 million.

The segment operating (loss) income of Decorative Products was positively impacted by $2.0 million in fiscal 2003 and $3.4 million in fiscal 2002 due to last-in, first-out inventory adjustments. The segment also recognized pension income of $1.4 million for fiscal 2003 as compared to $3.1 million for fiscal 2002.

Building Products’ sales increased 5.3 percent to $98.0 million in fiscal 2003 from $93.1 million in fiscal 2002. Sales improved due to strong customer demand, especially in reroofing applications. Segment operating profit was $3.0 million for fiscal 2003 as compared to an operating loss of $(4.9) million for fiscal 2002. Included in the segment operating profit for fiscal 2003 was a charge of $0.1 million for severance expense. Excluding this charge, segment operating profit was $3.1 million for fiscal 2003. Segment operating profit margins improved to 3.2 percent as compared to (5.3) percent for fiscal 2002. The increase in segment operating profit was due primarily to the improvement in volume of $0.6 million, manufacturing productivity and lower spending of $4.0 million and a decrease in warranty expense of $3.4 million. Pension income/expense was less than $0.1 million for fiscal 2003 and 2002.

Interest expense increased to $15.3 million in fiscal 2003 from $8.1 million in fiscal 2002. The increase was primarily due to higher average interest rates from the issuance of the Company’s $165 Million Senior Secured Notes partially offset by lower average debt levels. See Note L, Long-Term Debt and Credit Lines, for a description of the new financing program that the Company completed on May 28, 2003.

Corporate expense increased to $10.0 million in fiscal 2003 from $9.2 million in fiscal 2002 primarily due to the rent expense incurred for the corporate headquarters facility. The Company sold its headquarters facility in 2002 and now leases it on a long-term basis.

Depreciation and amortization increased $4.9 million to $33.7 million in fiscal 2003 from $28.8 million in fiscal 2002 primarily due to additional amortization costs resulting from the write-down of certain finite lived intangible assets in fiscal 2003.

The Company recorded a tax benefit of $0.6 million in fiscal 2003 as compared to tax expense of $0.5 million in fiscal 2002. The benefit in 2003 was due to the refund related to the carryback of foreign net operating losses that had not previously been recognized, offset mainly by foreign withholding taxes. The effective rate for fiscal 2003 was a benefit of 0.7 percent, which was below the statutory benefit of 35 percent. Valuation allowances were provided for deferred tax assets originating in 2003 as a result of the Company’s recent history of cumulative losses, which is the reason for the decrease in the benefit realized.

The following table is a summary of restructuring and severance items and other significant charges including asset impairments and write-offs for fiscal 2003:

(Dollars in millions)
Restructuring and Severance
Severance expense	$4.0
Fixed asset write-off	3.5
Intangible asset impairment	1.7
Other asset write-off	.2
Shutdown costs	.9
Gain on sale of design center	(1.3)

$9.0

Other Write-Offs
Goodwill and indefinite lived trademark impairments	$49.6
Intangible asset impairment	3.4
Inventory write-off	1.3
Fixed asset write-off	1.0
Deferred financing costs write-off	3.1

$58.4

Results of Operations of Fiscal 2002 Compared to Fiscal 2001

The Company’s net sales in fiscal 2002 decreased 7.6 percent to $681.2 million compared to $737.0 million in fiscal 2001, with sales declining in all three business segments. Total segment operating profit increased to $24.5 million in fiscal

2002 from $18.4 million in fiscal 2001. Operating margins in fiscal 2002 increased to 3.6 percent from 2.5 percent in fiscal 2001. Included in segment operating profit for fiscal 2002 was a gain of $2.3 million primarily from the sale of the Greensboro, North Carolina facility and for fiscal 2001 a provision of $14.4 million related to the closure of the Greensboro, North Carolina facility offset primarily by a $0.7 million reversal of a prior restructuring reserve for the Company’s Decorative Products segment. Segment operating profit, excluding these restructuring and severance related items, decreased to $22.2 million in fiscal 2002 from $32.1 million in fiscal 2001 primarily due to a decrease in sales volume, changes in product mix and rising raw material costs. Operating margins, excluding these items, declined in fiscal 2002 to 3.3 percent from 4.4 percent in fiscal 2001.

Effective December 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption, the Company recorded a non-cash charge of $142.5 million, or $(3.58) per diluted share, as the cumulative effect of accounting change, net of tax. Including the cumulative effect of accounting change, the Company incurred a net loss of $(135.5) million. The Company had income before the cumulative effect of accounting change of $7.0 million in fiscal 2002 compared to a net loss of $(6.7) million in fiscal 2001.

Excluding the net gain on the sale of the unused facility of $2.4 million, net of tax, and the cumulative effect of accounting change of $142.5 million from the adoption of SFAS 142 in fiscal 2002 and the restructuring and severance item of $10.8 million, net of tax in fiscal 2001, the Company had net income of $4.6 million, or $0.12 per share in fiscal 2002 as compared to net income of $4.2 million or $0.10 per share in fiscal 2001.

Net sales for Performance Chemicals decreased to $299.4 million in fiscal 2002 from $320.9 million in fiscal 2001, a 6.7 percent decrease. The overall decline was attributable primarily to lower selling prices of 3.7 percent and lower volume of 3 percent. Sales for the Paper and Carpet Chemicals product line decreased 6 percent to $182.9 million in fiscal 2002 from $194.5 million in fiscal 2001 due primarily to lower selling prices. Sales for the Specialty Chemicals product line decreased 7.8 percent to $116.5 million from $126.4 million in fiscal 2001 due to volume declines resulting from the soft economy and exiting low margin business in conjunction with the closing of the Company’s Greensboro, North Carolina facility. Segment operating profit for fiscal 2002 was $22.1 million as compared to $4.4 million for fiscal 2001. Segment operating profit margins increased to 7.4 percent in fiscal 2002 from 1.4 percent in fiscal 2001. Included in segment operating profit for fiscal 2002 was a $2.2 million gain on the sale of the Greensboro, North Carolina facility and for fiscal 2001 a restructuring charge of $14.4 million related primarily to the closure of the Greensboro, North Carolina facility. Segment operating profit, excluding the restructuring and severance items, increased to $19.9 million in fiscal 2002 from $18.8 million in fiscal 2001. The additional increase in operating profit resulted from cost reduction initiatives, moderating raw material costs in the first half of the year and favorable utility costs partially offset by declines related to sales pricing and volume. Segment operating profit margins, excluding these restructuring and severance items, increased to 6.6 percent in fiscal 2002 from 5.9 percent in fiscal 2001.

Net sales for Decorative Products decreased to $288.7 million in fiscal 2002 from $302.8 million in fiscal 2001, a 4.7 percent decrease. The decline was driven by continued overall market softness both in the U.S. and U.K. affecting most of the Company’s end-use markets. Sales for the Commercial Wallcoverings product line declined 10.8 percent to $120.0 million in fiscal 2002 compared to $134.5 million in fiscal 2001. Commercial wallcovering volume was most affected by the slowdown in the corporate and hospitality markets driven by lower occupancy rates. Sales for the Coated Fabrics product line declined 3.5 percent to $91.3 million in fiscal 2002 from $94.6 million in fiscal 2001. The Coated Fabrics product line declined versus last year as weakness in the residential upholstery market was partially offset by higher volume in the Company’s transportation market due to new product introductions during the year. Sales for the Decorative Laminates product line increased 5.0 percent to $77.4 million in fiscal 2002 from $73.7 million in fiscal 2001 due to new business across several markets resulting from a full year of sales related to the DSI acquisition. Segment operating profit for fiscal 2002 was $7.3 million as compared to $18.5 million for fiscal 2001. The decline in segment operating profit was primarily attributable to the decreases in volume and changes in product mix. Segment operating profit margins declined to 2.5 percent in fiscal 2002 from 6.1 percent in fiscal 2001. Included in segment operating profit for fiscal 2002 was $0.1 million from the reversal of unutilized reserves of $0.8 million offset by $0.7 million of severance expense. Included in segment operating profit for fiscal 2001 was $0.7 million from the reversal of a prior restructuring reserve. Segment operating profit, excluding these items, declined to $7.2 million in fiscal 2002 from $17.8 million in fiscal 2001. Excluding these items, segment operating profit margins declined to 2.5 percent in fiscal 2002 from 5.9 percent in fiscal 2001.

The segment operating profit of Decorative Products was positively impacted in fiscal 2002 by $3.4 million due to last-in, first-out inventory adjustments compared to $1.2 million in fiscal 2001. Inventories were significantly reduced as a result of initiatives to aggressively improve working capital. Operating performance was negatively impacted in fiscal 2002 by increases in bad debt reserves of $0.5 million primarily as a result of poor economic conditions in certain Eastern European countries.

Net sales for Building Products decreased to $93.1 million in fiscal 2002 from $113.3 million in fiscal 2001, a 17.8 percent decrease. Building Products’ sales declined due to overall market softness in commercial construction and lower volume of refurbishment activity. Building Products incurred a segment operating loss of $(4.9) million in fiscal 2002 as compared to a segment operating loss of $(4.5) million in fiscal 2001. Reductions in operating costs and selling, general and administrative expenses of $1.6 million were offset by an increase in the warranty reserve of $2.0 million. The segment operating margin was (5.3) percent in fiscal 2002 as compared to (4.0) percent in fiscal 2001.

Segment operating profit for Performance Chemicals and Decorative Products was favorably impacted in fiscal 2002 by a reduction in amortization expense of $3.0 million and $2.8 million, respectively, from the adoption of SFAS No. 142.

In fiscal 2002, the Company recognized income from restructuring and severance items of $2.6 million, which related primarily to the sale of the Company’s Greensboro, North Carolina facility for $2.2 million, the reversal of unused reserves primarily related to the fiscal 2001 restructuring plan for $1.1 million offset by $0.7 million of severance expense. The $0.7 million charge ($0.7 million net of tax) related to the reduction of approximately 45 employees in the Company’s Decorative Products segment and was fully utilized at November 30, 2002.

Interest expense decreased to $8.1 million in fiscal 2002 from $14.0 million in fiscal 2001. The decrease was attributable to lower overall interest rates and average debt levels in fiscal 2002.

Corporate expense decreased to $9.2 million in fiscal 2002 from $11.3 million in fiscal 2001. The decrease was attributable to focused cost reductions.

Income tax expense increased to $0.5 million in fiscal 2002 from a benefit of $4.2 million in fiscal 2001. The increase in tax expense was due to positive earnings from continuing operations in fiscal 2002. The effective tax rate for fiscal 2002 was reduced to 7 percent, which was below the statutory rate of 35 percent, due to the recognition of the benefit of deferred tax assets for which a valuation allowance had previously been provided.

Financial Resources and Capital Spending

Cash used by operating activities was $39.8 million in fiscal 2003, as compared to cash provided from operating activities of $31.4 million in fiscal 2002 and $20.4 million in fiscal 2001. The decrease in cash flow of $71.2 million between 2003 and 2002 resulted primarily from the repurchase of accounts receivable which the Company had previously sold under a receivable sales backed financing program and decreased operating performance. The increase in cash flow of $11.0 million between 2002 and 2001 resulted primarily from an improvement (reduction) in working capital.

In fiscal 2003, $6.9 million was used for investing activities which consisted primarily of capital expenditures of $8.8 million offset by the proceeds from the sale of a design center. In fiscal 2002, $3.7 million was used for investing activities which consisted primarily of capital expenditures of $11.1 million, the completion of the DSI acquisition of $2.0 million, offset by the sale of the Greensboro, North Carolina facility and the corporate headquarters’ offices resulting in cash proceeds of approximately $9.4 million. In fiscal 2001, $20.0 million was used for investing activities primarily for capital expenditures.

Cash provided from financing activities was $52.2 million in fiscal 2003 and was primarily related to the refinancing effort that the Company completed on May 28, 2003. Cash flow used in financing activities was $28.2 million and $3.6 million in fiscal 2002 and 2001, respectively. Cash flow used in fiscal 2002 was primarily attributable to debt reduction. Cash flow used in fiscal 2001 was primarily for dividend payments.

Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures totaled $8.8 million for fiscal 2003, $11.1 million in fiscal 2002 and $19.5 million in fiscal 2001. Capital expenditures in fiscal 2003 and 2002 were primarily for equipment upgrades and additions. Capital expenditures in fiscal 2001 included $6.7 million for the new extruder facility in Muscle Shoals, Alabama and $12.8 million of equipment upgrades and additions. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its credit facility.

As described in Note L to the Consolidated Financial Statements, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. Interest on the Notes will be paid semi-annually on June 1st and December 1st, commencing on December 1, 2003. The Company used the proceeds from this offering to repay outstanding amounts under its then existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses.

In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.5% at November 30, 2003. The eurodollar rate is a fluctuating rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.0% at November 30, 2003. The Facility’s average borrowing rate at November 30, 2003 was 4.5%. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.5% at November 30, 2003. The Company’s total debt outstanding at November 30, 2003 was $192.2 million and its average debt outstanding during fiscal 2003 was $207 million. At November 30, 2003, the amount borrowed and the unused and available balance under the Facility were $25.7 million and $31.0 million, respectively.

On November 19, 2003, the Company amended the aforementioned Facility to exclude certain non-cash charges, incurred during the fourth quarter of fiscal 2003, and used in determining the fixed charge coverage ratio. The amendment did not have an impact on the borrowing base or lending rates of the agreement. At November 30, 2003 the Company was in compliance with all debt covenants. The Company anticipates that the average borrowing rate under this Facility will increase by approximately 25 basis points based on higher applicable margins in fiscal 2004.

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

Contractual Obligations

	Payments Due By Period
(Dollars in millions)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt	$192.2	$—	$25.7	$—	$166.5
Capital lease obligations	—	—	—	—	—
Operating leases	28.8	5.6	8.6	6.0	8.6
Purchase obligations	.3	.3	—	—	—
Other long-term liabilities recorded on balance sheet	59.8	—	17.8	10.6	31.4

Total	$281.1	$5.9	$52.1	$16.6	$206.5

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2003, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, accounts receivable, inventories, warranty obligations, litigation and environmental reserves, pensions and income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available. Actual results may materially differ from these estimates under different assumptions or conditions.

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

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all specific customers that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other relevant factors, or those that have been turned over for collection and to reserve for the portion of those outstanding balances that collection does not appear to be likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $3.8 million and $3.5 million at November 30, 2003 and 2002, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with usage and sales levels over the last year to two years. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence was approximately $14.1 million and $11.0 million at November 30, 2003 and 2002, respectively.

D)    Allowance For Warranty Claims

On an on-going basis, the Company updates its building systems warranty reserve for specifically identified or new matters and a detailed study of the reserve is updated on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs and failure rates. A change in these factors could result in a significant change in the reserve balance. The warranty reserve at November 30, 2003 and 2002 was approximately $11.7 million and $14.3 million, respectively.

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

The combination of several factors may require the Company to begin recording pension expense of approximately $3.5 million in fiscal 2005. The lower investment performance by our pension plan assets, caused by the 2000-2002 decline in the stock market, has significantly reduced the surplus position of the plan. Changes in long-term expectations for inflation and the equity markets have led to the lowering of the assumed rate of return for asset performance. The Company used an assumed rate of return on assets of 8.5 percent to determine the pension expense for fiscal 2004. The measurement date of August 31, 2003 was used to determine this rate. A 25 basis point change in the assumed rate of return for assets would increase or decrease the assets by approximately $0.5 million.

The Company determined the discount rate to be used to discount the plan liabilities at the plan’s measurement date, which was August 31, 2003. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company considered rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

With the low interest rate environment, the Company decreased the discount rate used to measure the defined benefit pension plan obligations to a discount rate of 6.5 percent from a discount rate of 7.25 percent. The measurement date of August 31, 2003 was used to determine this rate. An increase of 25 basis points in the discount rate would decrease expense on an annual basis by approximately $0.2 million. A decrease of 25 basis points in the discount rate would increase expense on an annual basis by approximately $0.7 million. Our pension expense is more sensitive to a drop in the discount rate rather than an increase because at a 6.5 percent discount rate, the plan is approaching the 10 percent gain/loss amortization corridor. The plan would remain inside the corridor and would not amortize any losses in the current year if the discount rate increases. The plan would be outside the corridor if the discount rate were lower and would, therefore, be forced to amortize some of the outstanding losses.

The Company does not anticipate making cash contributions to the pension fund until 2006. However, in order to manage the pension fund over the long term, the Company may find it prudent to make contributions before 2006. In addition, the Company cannot predict whether changing economic conditions or other factors will lead or require the Company to make contributions in excess of its current expectations, which would divert funds that the Company would otherwise apply to other uses. Additionally, the Company may not have the funds necessary to meet any minimum pension funding requirements.

The annual cost of the consolidated pension plan is expected to grow to $3.5 million by fiscal 2005. Currently, the plan has a credit balance that will cover cash contribution requirements for the next two years. Factors that could alter the cash requirements and timing of any such cash equivalents are:

•	Investment returns which differ materially from the Company’s 8.5 percent return assumption.

•	Failure of Congress to replace the 30-year treasury bond, the yield on which is used for the current liability measure (artificially low interest rates force additional funding charges (accelerating funding)).

•	Significant improvements to the pension plan (e.g., large early retirement window).

•	Opportunities to reduce future cash requirements by accelerating contributions ahead of the minimum required schedule. By following certain strategies, smaller contributions in the near term may prevent the need for larger contributions in the future. Some of those strategies might include, but are not limited to, contributions to avoid Pension Benefit Guaranty Corporation variable premiums, a charge to Other Comprehensive Income, and maintain funded status to avoid additional funding requirements under Section 412(I) of the Internal Revenue Code. These types of contributions would allow the Company to manage the overall cash flow to the plan.

At November 30, 2003, the Company’s consolidated prepaid pension asset was $57.8 million as compared to $55.4 million for fiscal 2002. The Company recognized consolidated pre-tax pension income of $2.4 million and $5.4 million, for fiscal 2003 and 2002, respectively.

G)    Tax Valuation Allowance

The Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. As of November 30, 2003, the Company had approximately $83.6 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2023, goodwill and indefinite lived intangible asset impairment losses created as a result of the Company’s annual impairment test for fiscal 2003 and the cumulative effect of an accounting change effective December 1, 2001 and other temporary differences for which a valuation allowance of $83.6 million has been provided. The Company provided a valuation allowance for its deferred tax assets after having considered its recent history of cumulative losses since its spin-off from GenCorp.

H)    Stock-Based Employee Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Company’s employee stock options. Under APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant (intrinsic value method), no compensation expense is recognized.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2003 reflects reserves for environmental remediation efforts of $0.8 million.

Capital expenditures for projects related to the environment were $1.3 million in 2003, $1.3 million in 2002 and $2.3 million in 2001. The Company currently forecasts that capital expenditures for environmental projects will be approximately $1.5 million in fiscal 2004. During 2003, noncapital expenditures for environmental compliance and protection totaled $5.0 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar noncapital expenditures were $5.0 million and $4.4 million in 2002 and 2001, respectively. The Company anticipates that noncapital environmental expenditures for the next several years will be consistent with historical expenditure levels.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” which eliminated the pooling method of accounting for all business combinations initiated after June 30, 2001 and addressed the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this standard for business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion 17, “Intangible Assets.” Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted this standard December 1, 2001 and recorded a charge for the cumulative effect of an accounting change of $142.5 million during the first quarter of fiscal 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years beginning after June 15, 2002. The standard did not have a significant impact on the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard was effective for fiscal years beginning after December 15, 2001. The Company adopted this statement December 1, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which supersedes the aforementioned statements. The Company adopted this standard effective May 31, 2002. The standard did not have an impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This standard was effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this statement January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The standard provides alternative methods for companies that choose to expense the fair value of stock options. The standard also requires additional disclosures in Significant Accounting Policies regardless of the method used to account for stock-based employee compensation. The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under SFAS 148, the Company is required to present pro-forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The standard amends Statement 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. The statement was effective for contracts entered into or modified after June 30, 2003. The statement did not have a significant impact on the Company.

In November 2002, the FASB released Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45). The interpretation requires that a guarantor recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure of the maximum potential amount of future payments is not required for product warranties. Effective December 1, 2002, the interpretation was adopted, which did not have a significant impact on the Company. Additionally, the interpretation requires new disclosures relating to product warranties. The Company provides product warranties on its roofing products. The Company’s policy for product warranties is to review the warranty reserve on a quarterly basis for specifically identified or new matters and perform a detailed study of the reserve on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs and failure rates. A change in these factors could result in a significant change in the reserve balance.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The interpretation was subsequently revised in December 2003. The interpretation addresses whether equity investments should be consolidated based on guidelines associated with what party has financial risks and controlling financial interest. Application of the interpretation is required in financial statements for periods ending after December 15, 2003. The Company does not believe the interpretation will have a significant impact on the Company.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revision was developed in response to concerns expressed by users of financial statements about their need for more information about pension plans. The statement retains the disclosures required by the original SFAS 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company will adopt this statement in fiscal 2004.

Forward-Looking Statements

This annual report includes “forward-looking statements,” as defined by federal securities laws with respect to the Company’s financial condition, results of operations and business and the Company’s expectations or beliefs concerning future events. Words such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

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

Factors that may cause actual results to differ from expected results include, among others:

•	General economic trends affecting OMNOVA Solutions’ end-use markets;

•	Raw material prices for petrochemicals and chemical feedstocks, including styrene, butadiene and polyvinyl chloride;

•	Acts of war or terrorism;

•	Competitive pressure on pricing;

•	Ability to develop successful new products;

•	Customer and/or competitor consolidation;

•	Customer ability to compete against increased foreign competition;

•	Operational issues at the Company’s facilities;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Prolonged work stoppage;

•	Governmental and regulatory policies;

•	Rapid increases in health care costs;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	The Company’s strategic alliance and acquisition activities; and

•	Substantial debt and leverage and the ability to service that debt.

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

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note L to the Condensed Consolidated Financial Statements, a portion of the Company’s debt, $25.7 million at November 30, 2003, which is the debt under the new revolving credit facility, matures in the year 2006 and is variable. The average variable interest rate applicable to this debt was 4.5 percent as of November 30, 2003. Based on debt levels as of November 30, 2003, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.3 million annually. The three-year senior secured revolving credit facility bears interest at variable rates and therefore, its carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in Note G, the Company has experienced an accumulated loss of $0.9 million as of November 30, 2003 primarily due to the unfavorable currency conversion of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

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

Kevin M. McMullen

Chairman, Chief Executive Officer and President

Michael E. Hicks

Senior Vice President and Chief Financial Officer; Treasurer

January 22, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note C to the financial statements, effective December 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

Akron, Ohio

January 22, 2004

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

	Years Ended November 30,
	2003	2002	2001
	(Dollars in millions, except per-share data)
Net Sales	$682.6	$681.2	$737.0
Costs and Expenses
Cost of products sold	516.8	496.8	539.9
Selling, general and administrative	136.1	140.3	141.9
Goodwill and indefinite lived trademark impairments	49.6	—	—
Depreciation and amortization	33.7	28.8	34.3
Interest expense	15.3	8.1	14.0
Other expense (income), net	3.4	2.3	1.3
Restructuring and severance	9.0	(2.6)	16.4
Deferred financing costs write-off	3.1	—	.1

	767.0	673.7	747.9

(Loss) Income Before Income Taxes	(84.4)	7.5	(10.9)
Income tax (benefit) expense	(.6)	.5	(4.2)

(Loss) Income Before Cumulative Effect of Accounting Change	$(83.8)	$7.0	$(6.7)
Cumulative Effect of Accounting Change	—	(142.5)	—

Net Loss	$(83.8)	$(135.5)	$(6.7)

Basic (Loss) Earnings Per Share
(Loss) Earnings before cumulative effect of accounting change	$(2.10)	$.18	$(.17)
Cumulative effect of accounting change	—	(3.60)	—

Net Loss Per Basic Share	$(2.10)	$(3.42)	$(.17)

Diluted (Loss) Earnings Per Share
(Loss) Earnings before cumulative effect of accounting change	$(2.10)	$.18	$(.17)
Cumulative effect of accounting change	—	(3.58)	—

Net Loss Per Diluted Share	$(2.10)	$(3.40)	$(.17)

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

	November 30,
	2003	2002
	(Dollars in millions)
ASSETS:
Current Assets
Cash and cash equivalents	$14.1	$8.4
Accounts receivable, net	97.4	42.8
Inventories	45.1	48.3
Deferred income taxes	4.2	5.5
Prepaid expenses and other	3.8	4.8

Total Current Assets	164.6	109.8

Property, plant and equipment, net	174.3	193.0
Goodwill, net	—	41.1
Trademarks and other intangible assets, net	15.4	35.6
Prepaid pension	57.5	55.4
Other assets	27.1	24.9

Total Assets	$438.9	$459.8

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$—	$6.0
Accounts payable	72.1	79.5
Accrued payroll and personal property taxes	12.8	14.0
Accrued interest	9.7	.2
Other current liabilities	20.4	15.6

Total Current Liabilities	115.0	115.3

Long-term debt	192.2	126.5
Postretirement benefits other than pensions	48.8	51.4
Deferred income taxes	4.2	5.5
Other liabilities	11.0	13.9
Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 41.9 and 41.8 million shares issued in 2003 and 2002, respectively; 40.0 million and 39.6 million shares outstanding in 2003 and 2002, respectively	4.2	4.2
Additional contributed capital	309.3	309.3
Retained deficit	(231.8)	(148.0)
Treasury stock at cost; 1.9 and 2.2 million shares 2003 and 2002, respectively	(12.7)	(13.3)
Accumulated other comprehensive loss	(1.3)	(5.0)

Total Shareholders’ Equity	67.7	147.2

Total Liabilities and Shareholders’ Equity	$438.9	$459.8

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended November 30, 2003, 2002 and 2001

(Dollars in millions, except per-share data)	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Total Comprehensive Loss
2001
Balance December 1, 2000	$4.2	$308.7	$(1.8)	$(14.1)	$(9.1)	$287.9
Net loss			(6.7)			(6.7)	$(6.7)
Cumulative translation adjustment					.9	.9	.9

Total comprehensive loss							$(5.8)

Common dividends ($.10 per share).			(4.0)			(4.0)

Balance November 30, 2001	$4.2	$308.7	$(12.5)	$(14.1)	$(8.2)	$278.1

2002
Net loss			(135.5)			(135.5)	$(135.5)
Cumulative translation adjustment					3.3	3.3	3.3
Minimum pension liability					(.1)	(.1)	(.1)

Total comprehensive loss							$(132.3)

Exercise of stock options and other		.6				.6
Common stock issuance				.8		.8

Balance November 30, 2002	$4.2	$309.3	$(148.0)	$(13.3)	$(5.0)	$147.2

2003
Net loss			(83.8)			(83.8)	$(83.8)
Cumulative translation adjustment					4.0	4.0	4.0
Minimum pension liability					(.3)	(.3)	(.3)

Total comprehensive loss							$(80.1)

Common stock issuance				.6		.6

Balance November 30, 2003	$4.2	$309.3	$(231.8)	$(12.7)	$(1.3)	$67.7

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Years Ended November 30,
	2003	2002	2001
	(Dollars in millions)
Operating Activities
Net loss	$(83.8)	$(135.5)	$(6.7)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Cumulative effect of change in accounting principle	—	142.5	—
Gain on sale of fixed assets	(1.3)	(1.8)	—
Depreciation and amortization	33.7	28.8	34.3
Write-down of goodwill and indefinite lived trademarks	49.6	—	—
Write-down of fixed and other assets	3.7	—	9.1
Write-down of finite lived intangible assets	1.7	—	—
Write-off of deferred financing costs	3.1	—	.1
Deferred income taxes	—	—	(2.8)
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
Accounts receivable	(53.8)	9.9	(9.1)
Inventories	3.8	8.9	6.9
Other current assets	1.1	.8	.9
Current liabilities	5.7	(13.2)	(5.4)
Other non-current assets	1.5	(8.6)	(6.2)
Other long-term liabilities	(4.8)	(.4)	(.7)

Net Cash (Used) Provided By Operating Activities	(39.8)	31.4	20.4
Investing Activities
Capital expenditures	(8.8)	(11.1)	(19.5)
Proceeds from business and asset dispositions	1.9	9.4	—
Business acquisitions	—	(2.0)	(.5)

Net Cash Used By Investing Activities	(6.9)	(3.7)	(20.0)
Financing Activities
Long-term debt proceeds	626.4	105.0	112.7
Repayment of debt obligations	(560.7)	(136.3)	(107.0)
Short-term debt net (payments)/proceeds	(6.0)	2.5	(5.5)
Dividends paid to shareholders	—	—	(4.0)
Other financing activities	(7.5)	.6	.2

Net Cash Provided (Used) By Financing Activities	52.2	(28.2)	(3.6)
Effect of exchange rate changes on cash	.2	.4	—

Net Increase (Decrease) In Cash and Cash Equivalents	5.7	(.1)	(3.2)
Cash and cash equivalents at beginning of period	8.4	8.5	11.7

Cash and Cash Equivalents at End of Period	$14.1	$8.4	$8.5

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

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Research and Development Expense—Research and development costs, which were $9.5 million in 2003, $8.7 million in 2002 and $8.3 million in 2001, are charged to expense as incurred.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Fair Value of Financial Instruments—The Company’s cash equivalents carrying value approximates fair value due to the short term maturity of such instruments. The three-year senior secured revolving credit facility bears interest at variable rates and therefore its carrying value approximates its fair value. As of November 30, 2003, the estimated fair value of the Company’s 11.25% Senior Secured Notes was $176.6 million as compared to the carrying amount of $165.0 million.

Accounts Receivable Allowance—The Company’s policy is to identify all specific customers that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other relevant factors, or those that have been turned over for collection and to reserve for the portion of those outstanding balances that collection does not appear to be likely. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required.

Accounts Receivable Securitization—The Company accounted for the securitization of accounts receivable in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At the time the receivables were sold, the balances were removed from the Consolidated Balance Sheets. Costs associated with the sale of receivables were included in other expense in the Consolidated Statements of Operations. As discussed in Note I, the accounts receivable securitization program was terminated on May 28, 2003 in connection with the Company’s debt refinancing.

Inventories—Inventories are stated at the lower of cost or market, primarily using the last-in, first-out method (LIFO). The remaining portion of inventories is stated using the first-in, first-out method (FIFO). Inventories are reviewed for obsolescence and reserves are provided as necessary. Factors that could affect inventory obsolescence are changes in design patterns, color and material preferences.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

Warranties—The Company offers a warranty program for its roofing systems and has a corresponding warranty reserve. The reserve is reviewed for adequacy on a quarterly basis and is provided as necessary. The primary factor that could affect this reserve would be a change in the historical system performance rate.

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

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, less any amortization prior to the adoption of SFAS No. 142 and any required impairment as a result of implementing SFAS No. 142. Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at their estimated fair value. Intangible assets with definite lives are amortized over their estimated useful lives using the straight-line method over periods ranging from 10 to 30 years. Accumulated amortization of identifiable intangible assets at November 30, 2003 and 2002 was $7.7 million and $10.7 million, respectively.

Goodwill and indefinite lived intangible assets are tested for impairment at least annually. The measurement date for the annual impairment test is September 1st.

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

Foreign Currency Translation—The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at the weighted average exchange rates prevailing during the year. The resulting translation gains and losses on assets and liabilities are charged or credited directly to shareholders’ equity, and are not included in operations until realized through sale or liquidation of the investment.

Income Taxes—Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

Stock-Based Compensation—The Company has elected to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

The following table displays a reconciliation of accounting under the intrinsic value method under APB 25 as compared to the fair value method under SFAS 123 for the fiscal years ended 2003, 2002 and 2001:

	2003	2002	2001
	(Dollars in millions, except per share data)
Net loss as reported	$(83.8)	$(135.5)	$(6.7)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—
Deduct: Stock-based compensation expense under fair value method, net of tax	(2.8)	(2.2)	(.8)

Pro-forma net loss including option cost under fair value method	$(86.6)	$(137.7)	$(7.5)

Basic loss per share as reported	$(2.10)	$(3.42)	$(.17)
Pro-forma basic loss per share	$(2.17)	$(3.48)	$(.19)
Diluted loss per share as reported	$(2.10)	$(3.40)	$(.17)
Pro-forma diluted loss per share	$(2.17)	$(3.46)	$(.19)

Reclassifications—Certain reclassifications have been made to conform prior year’s data to the current presentation.

New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” which eliminated the pooling method of accounting for all business combinations initiated after June 30, 2001 and addressed the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this standard for business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion 17, “Intangible Assets.” Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted this standard December 1, 2001 and recorded a charge for the cumulative effect of an accounting change of $142.5 million during the first quarter of fiscal 2002.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard is effective for fiscal years that began after June 15, 2002. The standard did not have a significant impact on the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard was effective for fiscal years that began after December 15, 2001. The standard did not have a significant impact on the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which supersedes the aforementioned statements. The Company adopted this standard effective May 31, 2002. The standard did not have an impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This standard was effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this statement January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The standard provides alternative methods for companies that choose to expense the fair value of stock options.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

The standard also requires additional disclosures in Significant Accounting Policies regardless of the method used to account for stock-based employee compensation. The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under SFAS 148, the Company is required to present pro-forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The standard amends Statement 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. The statement was effective for contracts entered into or modified after June 30, 2003. The statement did not have a significant impact on the Company.

In November 2002, the FASB released Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45). The interpretation requires that a guarantor recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure of the maximum potential amount of future payments is not required for product warranties. Effective December 1, 2002, the interpretation was adopted, which did not have a significant impact on the Company. Additionally, the interpretation requires new disclosures relating to product warranties. The Company provides product warranties on its roofing products. The Company’s policy for product warranties is to review the warranty reserve on a quarterly basis for specifically identified or new matters and perform a detailed study of the reserve on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs and failure rates. A change in these factors could result in a significant change in the reserve balance.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The interpretation was subsequently revised in December 2003. The interpretation addresses whether equity investments should be consolidated based on guidelines associated with what party has financial risks and controlling financial interest. Application of the interpretation is required in financial statements for periods ending after December 15, 2003. The Company does not believe the interpretation will have a significant impact on the Company.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revision was developed in response to concerns expressed by users of financial statements about their need for more information about pension plans. The statement retains the disclosures required by the original SFAS 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company will adopt this statement in fiscal 2004.

Note B—Restructuring and Severance

In fiscal 2003, the Company recognized charges of $9.0 million for restructuring and severance consisting primarily of $5.8 million for the exiting of the heat transfer business and $3.2 million for other workforce reduction initiatives.

Due to decreased demand and a continuing trend of offshore sourcing, the Decorative Products segment exited the heat transfer product line during the third quarter of fiscal 2003. The charge associated with these actions was $5.8 million and consisted of fixed asset write-offs of $3.3 million, intangible asset write-offs of $1.7 million, other asset write-offs of $0.2 million, shutdown costs of $0.2 million and severance expense of $0.4 million. The restructuring activity affected 55 employees and is expected to be completed by the end of the first quarter of 2004. Additionally, the Company wrote off $0.2 million of inventory, included in cost of sales, as part of the exiting of the heat transfer business. The Company anticipates recording an additional severance charge of $0.1 million during the first quarter of fiscal 2004 related to this action.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note B—Restructuring and Severance (Continued)

In an effort to better align the overall cost structure, the Company implemented additional workforce reductions and cost cutting measures across the Company resulting in restructuring and severance expenses of $3.2 million. The $3.2 million consisted primarily of severance expense of $3.6 million offset by a net gain of $0.4 million on the relocation of a Decorative Products’ design center. The net gain was comprised of the gain on the sale of the design center for $1.3 million, offset by $0.7 million of related shutdown costs and $0.2 million of fixed asset write-offs. The Company has terminated approximately 115 employees as a result of these actions. The Company’s workforce reduction program was substantially complete as of November 30, 2003.

The following table summarizes the Company’s reserves related to severance activities:

	November 30, 2002	Fiscal 2003		November 30, 2003
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$—	$.6	$.4	$.2
Decorative Products	—	3.1	1.7	1.4
Building Products	—	.1	.1	—
Corporate	.1	.2	.2	.1

Total	$.1	$4.0	$2.4	$1.7

The remaining severance obligations will be paid in accordance with the provisions of the employees’ severance agreement. Severance payments are expected to be completed by the end of the fourth quarter of fiscal 2004. The Company anticipates that these restructurings will provide $16.0 million of cost savings in fiscal 2004.

In fiscal 2002, the Company recognized income for restructuring and severance of $2.6 million, which related primarily to the sale of the Greensboro, North Carolina facility for $2.2 million and a reversal of a prior unutilized restructuring reserve of $1.1 million offset by severance expense of $0.7 million.

Note C—Goodwill and Other Intangible Assets

The Company completed its annual impairment test for goodwill and indefinite lived intangible assets required under SFAS 142 during the fourth quarter of fiscal 2003. SFAS 142 requires that these assets be tested for impairment at the reporting unit level at least annually. The Company determines the fair value of any indefinite lived intangible assets, compares it to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Goodwill is tested utilizing a two step methodology. After recording any impairment losses for the indefinite lived intangible assets, the Company is required to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill (step two).

During the fourth quarter of fiscal 2003, the Company determined that the Decorative Products reporting unit had indefinite lived intangible assets that were impaired by $8.4 million and that this reporting unit’s carrying value exceeded its estimated fair value as determined by utilizing various valuation techniques, including discounted cash flows. Given the indication of a potential impairment, the Company completed step two for the Decorative Products reporting unit, which resulted in an impairment loss for goodwill of $41.2 million. In total, an impairment charge of $49.6 million was recognized under the guidelines of SFAS 142 in the fourth quarter of fiscal 2003. As of November 30, 2003, the Company had $4.9 million of indefinite lived intangible assets and no goodwill remaining attributable to its segments. In fiscal 2002, upon adoption of SFAS 142, the Company recorded a transitional impairment charge of $142.5 million, consisting of $38.5 million of indefinite lived trademarks in its Decorative Products reporting unit and $104.0 million of goodwill in its Performance Chemicals reporting unit.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C— Goodwill and Other Intangible Assets (Continued)

Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following table sets forth a reconciliation of net loss and loss per share information for the years ended 2003, 2002 and 2001, adjusted for the nonamortization provisions of SFAS No. 142:

	2003	2002	2001
	(Dollars in millions, except per-share data)
Reconciliation of Net Loss:
Reported (loss) income before cumulative effect of accounting change	$(83.8)	$7.0	$(6.7)
Add back goodwill and indefinite lived intangible asset amortization, net of tax	—	—	3.6

Adjusted (loss) income before cumulative effect of accounting change	$(83.8)	$7.0	$(3.1)
Cumulative effect of accounting change	—	(142.5)	—

Adjusted net loss	$(83.8)	$(135.5)	$(3.1)

Reconciliation of Basic Loss Per Share:
Reported (loss) income before cumulative effect of accounting change	$(2.10)	$.18	$(.17)
Add back goodwill and trademark amortization, net of tax	—	—	.09

Adjusted (loss) income before cumulative effect of accounting change	$(2.10)	$.18	$(.08)
Cumulative effect of accounting change	—	(3.60)	—

Adjusted net loss	$(2.10)	$(3.42)	$(.08)

Reconciliation of Diluted Loss Per Share:
Reported (loss) income before cumulative effect of accounting change	$(2.10)	$.18	$(.17)
Add back goodwill and trademark amortization, net of tax	—	—	.09

Adjusted (loss) income before cumulative effect of accounting change	$(2.10)	$.18	$(.08)
Cumulative effect of accounting change	—	(3.58)	—

Adjusted net loss	$(2.10)	$(3.40)	$(.08)

Due to the Company’s recent history of cumulative losses, recognition of the future tax benefit of these impairment losses is uncertain. Therefore, a valuation allowance was provided on the net deferred tax asset created as a result of these impairment charges. The impairment losses were non-cash charges and will not have an effect on the Company’s business activities.

In 2003, the Company also determined there were indicators that the carrying amount of certain finite-lived intangible assets were not recoverable. Under the guidelines of SFAS 144, the future undiscounted cash flows were less than the carrying amount of the intangible assets. As a result, the Company recorded an impairment charge of $7.3 million included in amortization expense, during the fourth quarter of fiscal 2003 to reduce the intangible assets to their fair value, based primarily on a valuation technique using discounted cash flows. The impairment charge of $7.3 million, consisted of $4.6 million for the Decorative Products segment and $2.7 million for the Performance Chemicals segment. As described in Note B, the Company also wrote off $1.7 million of intangible assets, included in restructuring and severance expense, as a result of exiting the heat transfer business. As of November 30, 2003, the Company had $10.5 million of finite-lived intangible assets remaining attributable to its segments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C— Goodwill and Other Intangible Assets (Continued)

The following table displays the intangible assets that continue to be subject to amortization and their net carrying amount as well as intangible assets not subject to amortization as of November 30, 2003 and 2002:

	November 30, 2003		November 30, 2002
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
	(Dollars in millions)
Amortized intangible assets
Patents	$7.9	$4.1	$7.9	$4.7
Trademarks	5.8	3.2	8.0	5.5
Technical know-how	2.6	2.3	9.4	7.3
Other	1.9	.9	7.7	4.8

	$18.2	$10.5	$33.0	$22.3

Unamortized intangible assets
Trademarks	$4.9	$4.9	$13.3	$13.3
Goodwill	—	—	41.1	41.1

	$4.9	$4.9	$54.4	$54.4

Amortization expense, excluding the impairment charges discussed above, for intangible assets subject to amortization was $3.3 million, $3.1 million and $8.8 million for the years ended November 30, 2003, 2002 and 2001, respectively, and is estimated to be approximately $1.6 million annually for the next five fiscal years.

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

On April 24, 2001, the Company entered into an agreement to acquire certain business lines and assets of Decorative Surfaces International, Inc. (DSI). During the second half of 2001, the Company completed the acquisition of certain inventory and production equipment for consideration of $6.3 million in interest bearing promissory notes. These promissory notes were repaid on May 29, 2002, with funds provided by the Company’s revolving credit facility. On March 8, 2002, the Company completed the acquisition of certain additional assets of DSI for consideration of $2.0 million in interest bearing notes. The acquisition expanded the Company’s wallcovering, decorative laminates and coated fabrics product lines. These promissory notes were repaid on July 22, 2002, also with funds provided by the Company’s revolving credit facility. The acquisition has been accounted for using the purchase method and has been incorporated in OMNOVA Solutions’ results of operations since May 2001.

Note E—Sale of Assets and Leaseback Transaction

In association with the relocation of a design facility (see Note B), in May 2003, the Company completed the sale of a design facility and recognized a total gain on the transaction of $1.3 million.

In November 2002, the Company completed an agreement with a real estate company, an unrelated third party, for the sale and leaseback of its corporate headquarters. The transaction was structured as a $7.9 million sale. Under the terms of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note E—Sale of Assets and Leaseback Transaction (Continued)

the agreement, the Company will lease the facility for 12 years with options to renew up to an additional 20 years. The Company will pay an average of $0.9 million in annual lease expense. Net cash from the sale agreement, after the payment of related fees, totaled approximately $7.4 million of which $6.6 million was received during the fourth quarter of fiscal 2002 and $0.8 million was received during the first quarter of fiscal 2003. The proceeds were used to fund operating expenses and reduce debt obligations. The total gain on the transaction was $4.3 million and has been deferred and is being recorded to income over the 12 year lease term.

In May 2002, the Company completed the sale of its Greensboro, North Carolina facility. Net cash from the sale was $2.8 million and was used to reduce debt obligations. The total gain recorded on the transaction was $2.2 million. The facility had been shut down previously as part of a restructuring in 2001.

Note F—Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

	Years Ended November 30,
	2003	2002	2001
	(Dollars in millions, except per share data)
Numerator
(Loss) income before cumulative effect of accounting change	$(83.8)	$7.0	$(6.7)
Cumulative effect of accounting change	—	(142.5)	—

Net loss	$(83.8)	$(135.5)	$(6.7)

	(Shares in thousands)
Denominator
Denominator for basic loss per share—weighted average shares outstanding	39,942	39,670	39,586
Effect of dilutive employee stock options	—	133	—

Denominator for diluted loss per share—adjusted weighted average shares and assumed conversions	39,942	39,803	39,586

	Years Ended November 30,
	2003	2002	2001
Basic Loss Per Share:
(Loss) income before cumulative effect of accounting change	$(2.10)	$.18	$(.17)
Cumulative effect of accounting change	—	(3.60)	—

Net loss	$(2.10)	$(3.42)	$(.17)

Diluted Loss Per Share:
(Loss) income before cumulative effect of accounting change	$(2.10)	$.18	$(.17)
Cumulative effect of accounting change	—	(3.58)	—

Net loss	$(2.10)	$(3.40)	$(.17)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note G—Accumulated Other Comprehensive Loss The components of accumulated other comprehensive loss are as follows:
	Years Ended November 30,
	2003	2002	2001
	(Dollars in millions)
Foreign currency translation adjustments	$(.9)	$(4.9)	$(8.2)
Minimum pension liability adjustments	(.4)	(.1)	—

Accumulated other comprehensive loss	$(1.3)	$(5.0)	$(8.2)

Note H—Income Taxes
	Years Ended November 30,
	2003	2002	2001
	(Dollars in millions)
Income Tax (Benefit) Provision
Current
U.S. federal	$—	$—	$—
State and local	—	.3	(1.6)
Foreign	(.6)	.2	.2

	(.6)	.5	(1.4)
Deferred
U.S. federal	—	—	(4.0)
State and local	—	—	1.2
Foreign	—	—	—

	—	—	(2.8)

Income Tax (Benefit) Provision	$(.6)	$.5	$(4.2)

	Years Ended November 30,
	2003	2002	2001
Effective Income Tax Rate
Statutory federal income tax rate	35.0%	35.0%	35.0%
Unrecognized net operating loss	(28.1)	(34.2)	—
State and local income taxes, net of federal income tax benefit and valuation allowance	—	(.3)	3.6
Nondeductible goodwill	(5.2)	.2	(1.0)
Other, net	(1.0)	6.3	.9

Effective Income Tax Rate	.7%	7.0%	38.5%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note H—Income Taxes (Continued)

Deferred Taxes

	November 30,
	2003		2002
	Assets	Liabilities	Assets	Liabilities
	(Dollars in millions)
Accrued estimated costs	$18.6	$—	$15.3	$—
Goodwill and intangible assets	56.4	—	41.1	—
Depreciation	—	24.2	—	25.4
Pension	—	24.0	—	23.1
NOLs and other carryforwards	34.1	—	24.3	—
Valuation allowance	(83.6)	—	(55.2)	—
Other	.9	—	.9	—
Postretirement employee benefits	21.8	—	22.1	—

Deferred Taxes	$48.2	$48.2	$48.5	$48.5

As of November 30, 2003, the Company had approximately $80.5 million of federal net operating losses (NOLs) and $175.4 million of state and local NOLs with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOLs expire in the years 2020 through 2023. Pretax loss of foreign subsidiaries was $16.9 million, $5.1 million and $0.3 million in fiscal 2003, 2002 and 2001, respectively. The Company received net cash refunds for income taxes in 2003 of $1.8 million primarily related to NOL carrybacks from foreign operations. No cash payments were made in 2002 for income taxes. Cash paid during fiscal 2001 for income taxes was $1.6 million.

Due to the Company’s recent history of cumulative losses, the Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. The net increase in the valuation allowance was $28.4 million, $50.5 million and $2.4 million in 2003, 2002 and 2001, respectively.

Note I—Accounts Receivable

The Company’s accounts receivable are generally unsecured and are not backed by collateral from its customers. No one customer represented more than 10 percent of the Company’s net trade receivables in fiscal 2003 and 2002. The allowance for doubtful accounts was $3.8 million and $3.5 million at November 30, 2003 and 2002, respectively. Write-offs of uncollectible accounts receivable totaled $0.5 million in fiscal 2003, $1.1 million during fiscal 2002 and $1.2 million during fiscal 2001. The provision for bad debts totaled $0.8 million in fiscal 2003, $1.5 million in fiscal 2002 and $2.1 million in fiscal 2001.

On May 28, 2003, in connection with the issuance of the senior secured notes and entering into a new credit facility (see Note L), the Company terminated its receivable backed commercial paper program. The program was a receivables securitization transaction among OMNOVA Receivables Corporation, as Seller, OMNOVA Solutions Inc., as Originator and Servicer, Bank One, NA, as the Financial Institution and Agent, and Falcon Asset Securitization Corporation, a special purpose entity administered by Bank One, NA. Under the program, the Company sold up to $60 million of trade receivables through its wholly-owned subsidiary, OMNOVA Receivables Corporation, a qualifying special-purpose entity (SPE). At November 30, 2002, the program was utilized for $55.1 million. At November 30, 2001, the program was fully utilized. The allowance for doubtful accounts was retained on the Company’s Consolidated Balance Sheets. The related recurring costs of the program were recorded as other expense in the Consolidated Statements of Operations and totaled $0.7 million, $1.5 million and $3.2 million for fiscal 2003, 2002 and 2001, respectively. The proceeds from the sale were used to reduce borrowings under committed lines of credit. Under the securitization program, the Company retained the servicing responsibilities for the receivables.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note J—Inventories

	November 30,
	2003	2002
	(Dollars in millions)
Raw materials and supplies	$16.3	$16.0
Work-in-process	2.4	2.9
Finished products	56.1	57.9

Approximate replacement cost of inventories	74.8	76.8
LIFO reserve	(15.6)	(17.5)
Other reserves	(14.1)	(11.0)

Inventories	$45.1	$48.3

Inventories using the LIFO method represented approximately 75 percent and 74 percent of the total replacement cost of inventories at November 30, 2003 and 2002, respectively. During 2003, LIFO inventory quantities were reduced resulting in a partial liquidation of LIFO bases in Decorative Products, the effect of which decreased segment operating loss and net loss by $2.0 million. During 2002, LIFO inventory quantities were reduced resulting in a partial liquidation of LIFO bases in Decorative Products, the effect of which increased segment operating profit by $3.4 million. The net loss in 2002 was reduced by $3.2 million.

Note K—Property, Plant and Equipment, Net

	November 30,
	2003	2002
	(Dollars in millions)
Land	$8.4	$8.1
Building and improvements	83.7	83.8
Machinery and equipment	348.7	349.9
Construction in progress	4.2	4.6

	445.0	446.4
Accumulated depreciation	(270.7)	(253.4)

Property, Plant and Equipment, Net	$174.3	$193.0

Depreciation expense was $23.1 million, $25.7 million and $25.5 million in fiscal 2003, 2002 and 2001, respectively.

Note L—Long-Term Debt and Credit Lines

On May 28, 2003, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. The Notes are secured by all real property and equipment relating to the Company’s ten principal domestic manufacturing facilities. The Company has the option to redeem the Notes after May 31, 2007 at a premium. Interest on the Notes is paid semi-annually on June 1st and December 1st commencing on December 1, 2003. The Company used the proceeds from this offering to repay outstanding amounts under its existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses. As a part of the refinancing, the Company wrote off $3.1 million of deferred financing costs.

In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Long-Term Debt and Credit Lines (Continued)

a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet certain financial covenants relating to minimum excess availability and a fixed charge coverage ratio. On November 19, 2003, the Company amended the aforementioned Facility to exclude certain non-cash charges, incurred during the fourth quarter of fiscal 2003, when calculating the fixed charge coverage ratio. The amendment did not have an impact on the borrowing base or lending rates of the agreement. At November 30, 2003, the Company was in compliance with all debt covenants. The Company anticipates that the average borrowing rate under this facility will increase by approximately 25 basis points based on higher applicable margins in fiscal 2004.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.5% at November 30, 2003. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.0% at November 30, 2003. The Facility’s borrowing rate at November 30, 2003 was 4.5%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.5% at November 30, 2003.

At November 30, 2003, the amount borrowed and the unused and available balance under the Facility were $25.7 million and $31.0 million, respectively. The Company has $4.3 million of standby letters of credit as of November 30, 2003.

Interest paid during the year was $5.8 million, $8.9 million and $13.2 million for fiscal 2003, 2002 and 2001, respectively.

Note M—Employee Benefit Plans

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

Plan assets consist principally of common stocks and U.S. government and corporate obligations. Contributions were neither required nor made in fiscal 2003, 2002 and 2001 because the Company’s plan was adequately funded, using assumed returns.

In 2001, the Company incurred $1.4 million of pension expense related to the workforce reduction program which was recorded as a restructuring and severance item.

In addition, the Company has an unfunded pension plan. The accumulated benefit obligation and projected benefit obligation for this plan were $1.7 million and $2.1 million, respectively, as of November 30, 2003 and $1.3 million and $1.6 million, respectively, as of November 30, 2002.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

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

Because OMNOVA’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2003 and would have no effect on the aggregate of the service and interest components of net periodic cost.

	Pension Plans		Health Care Plans
	2003	2002	2003	2002
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$161.1	$153.8	$53.0	$51.4
Service cost	4.8	4.5	.5	.6
Interest cost	11.3	10.8	3.7	3.7
Amendments	.2	1.1	—	1.9
Actuarial loss (gain)	16.1	.2	(4.4)	(.6)
Benefits paid net of retiree contributions	(9.7)	(9.3)	(4.0)	(4.0)

Benefit Obligation at End of Year	$183.8	$161.1	$48.8	$53.0

Change in Plan Assets
Fair value of plan assets at beginning of year	$166.0	$200.5	$—	$—
Actual return on assets	20.7	(25.2)	—	—
Employer contributions	—	—	4.0	4.0
Benefits paid net of retiree contributions	(9.7)	(9.3)	(4.0)	(4.0)

Fair Value of Plan Assets at End of Year	$177.0	$166.0	$—	$—

Funded Status	$(6.8)	$4.9	$(48.8)	$(53.0)
Unrecognized actuarial loss (gain)	55.1	40.5	(7.2)	(2.8)
Unrecognized prior service cost (benefit)	10.0	11.0	.2	(.1)
Unrecognized transition amount	(.5)	(1.0)	—	—

Net Amount Recognized at August 31	57.8	55.4	(55.8)	(55.9)
Benefits paid September 1 to November 30	—	—	1.9	.9

Net Amount Recognized at November 30, Asset (Liability)	$57.8	$55.4	$(53.9)	$(55.0)

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$59.0	$56.4	$—	$—
Accrued benefit liability	(1.7)	(1.3)	(53.9)	(55.0)
Intangible assets	.2	.2	—	—
Other shareholders’ equity	.3	.1	—	—

Net Amount Recognized	$57.8	$55.4	$(53.9)	$(55.0)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

	Pension Plans			Health Care Plans
	2003	2002	2001	2003	2002	2001
	(Dollars in millions)
Net Periodic Benefit (Income) Cost
Service costs for benefits earned	$4.8	$4.5	$4.2	$.5	$.6	$.6
Interest costs on benefit obligation	11.3	10.8	10.0	3.7	3.7	3.5
Amortization of unrecognized prior service costs	.9	(.6)	(1.8)	(.2)	(.2)	(.4)
Assumed return on plan assets	(19.4)	(20.1)	(19.8)	—	—	—

Total	$(2.4)	$(5.4)	$(7.4)	$4.0	$4.1	$3.7

	Pension Plans			Health Care Plans
	2003	2002	2001	2003	2002	2001
Weighted Average Assumptions
Discount rate	6.50%	7.25%	7.25%	6.50%	7.25%	7.25%
Current trend rate for health care costs	N/A	N/A	N/A	11.9%	10.2%	11.0%
Ultimate trend rate for health care costs	N/A	N/A	N/A	5.5%	4.9%	4.9%
Year reached	N/A	N/A	N/A	2013	2009	2006
Measurement date	8/31	8/31	8/31	8/31	8/31	8/31
Assumed long-term rate of return on plan assets	8.50%	8.75%	9.0%	N/A	N/A	N/A
Annual rates of salary increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

The Company sponsors a defined contribution pension plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan were based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the employees’ union contract. The cost of this plan for the Company was approximately $0.4 million in 2003, $2.7 million in 2002 and $2.7 million in 2001. The Company temporarily froze matching contributions for its salaried workforce in fiscal 2003. The Company also contributes to a defined contribution pension plan for its U.K. employees. The Company contributes 4 percent to 8 percent of the employees’ wages depending upon the age of the employee. The cost of the plan for the Company was approximately $0.7 million in 2003 and 2002 and $0.8 million in 2001.

For a discussion of a lawsuit that has been filed seeking certain retiree medical benefits, please refer to Note P to the Consolidated Financial Statements on page 46 of this report.

Note N—Product Warranties

The Company provides product warranties on its roofing products. The Company’s policy for product warranties is to review the warranty reserve on an on-going basis for specifically identified or new matters and to perform a detailed study of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note N—Product Warranties (Continued)

the reserve on a semi-annual basis to adjust for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs and failure rates. A change in these factors could result in a significant change in the reserve balance.

The reconciliation of the warranty reserve for the years ended November 30, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	(Dollars in millions)
Beginning balance	$14.3	$12.3	$13.8
Warranty provision	4.4	8.2	6.0
Warranty payments	7.0	6.2	7.5

Ending balance	$11.7	$14.3	$12.3

Note O—Lease Commitments

The Company leases certain facilities, machinery and equipment and office buildings under long-term, noncancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $8.7 million in 2003, $8.3 million in 2002 and $8.5 million in 2001. Future minimum commitments at November 30, 2003 for existing operating leases were $28.8 million with annual amounts declining from $5.6 million in 2004 to $2.7 million in 2008. The Company’s total obligation for leases after 2008 is $8.6 million.

Note P—Contingencies

The Company is subject to various legal actions, governmental investigations and proceedings relating to a wide range of matters. In the opinion of management, after reviewing the information which is currently available with respect to these matters and consulting with legal counsel, any liability which may ultimately be incurred with respect to these matters will not materially affect the consolidated financial condition of the Company including the matter discussed below. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

On October 12, 2002, a group of former GenCorp Inc. employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. Plaintiffs’ claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier and GenCorp’s adoption of a replacement retiree health care plan that capped benefit levels. The Court recently denied plaintiffs’ motion to certify the class in this case. Plaintiffs have asked the Court to reconsider this decision. The Company cannot estimate the amount of retiree medical benefits sought by the plaintiffs at this time. The Company believes that it has meritorious defenses to this lawsuit as well as a right of indemnification from GenCorp. The Company believes that the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Stock-Based Compensation Plans

The OMNOVA Solutions’ 1999 Equity and Performance Incentive Plan (the 1999 Plan) permits the Company to grant to officers, key employees and nonemployee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The 1999 Plan authorizes up to 2.4 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. On April 4, 2002, the 1999 Plan was amended and increased the authorized number of shares by 1.7 million. Shares used may be either newly issued shares or treasury shares or both. All options granted under the 1999 Plan have been granted at prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of November 30, 2003, approximately 0.2 million shares of Company common stock remained available for grants under the 1999 Plan.

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

The Company has elected to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended November 30,
	2003	2002	2001
Risk free interest rate	4.0%	4.0%	5.0%
Dividend yield	—%	—%	1.0%
Volatility of expected market price of Company stock	44%	45%	49%
Weighted average life of options in years	6.1	6.1	6.5

A summary of the Company’s stock option activity and related information for the years ended 2003, 2002 and 2001 is as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,188,967	$8.06	5,304,954	$8.00	4,590,939	$8.51
Granted	1,179,300	$4.13	1,078,400	$8.17	1,135,850	$6.05
Forfeited or expired	(515,162)	$7.60	(105,237)	$7.67	(403,660)	$8.40
Exercised	—	$—	(89,150)	$5.77	(18,175)	$5.58

Outstanding at end of year	6,853,105	$7.42	6,188,967	$8.06	5,304,954	$8.00

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Stock-Based Compensation Plans (Continued)

The weighted average grant date fair value of options granted was $1.99, $4.00 and $2.72 during fiscal 2003, 2002 and 2001, respectively.

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2003 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
Range Of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$3.09 — $4.99	1,134,800	$4.13	9.1	272,544	$4.14
$5.00 — $5.99	1,107,934	$5.42	3.6	1,014,777	$5.45
$6.00 — $6.99	748,579	$6.53	6.1	605,242	$6.53
$7.00 — $7.99	912,603	$7.56	5.5	911,103	$7.56
$8.00 — $8.99	2,284,080	$8.46	6.2	1,781,805	$8.53
$9.00 — $14.37	665,109	$13.64	4.3	665,109	$13.64

Total	6,853,105	$7.42	5.9	5,250,580	$7.95

There were 4,694,280 and 3,899,090 stock options exercisable with weighted average prices of $8.30 and $8.45 at November 30, 2002 and 2001, respectively.

Note R—Business Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s three reportable segments were determined based on products and services provided by each operating segment. Accounting policies of the segments are the same as those described in the significant accounting policies. During the third quarter of fiscal 2003, the Company separated its Building Products segment from its Decorative & Building Products segment to reflect how management currently evaluates the operating performance of its business segments. The Company’s historical information for 2002 and 2001 has been restated to conform to the current presentation.

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

The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, and fluorochemical chemistries. The segment’s custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, household scrub pads, textiles, construction, floor care, tape, tires, plastic parts and various other specialty chemical applications. Its products provide a variety of functional properties to enhance the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (Continued)

Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance.

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as diapers, engine filters, resilient flooring, roofing mat and household scrub pads), floor polish, tape, adhesives, tire cord, textiles, plastic part coatings and construction products.

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

The Decorative Products segment consists of three product lines. The Commercial Wallcoverings product line applications include refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets. The Coated Fabrics product line applications include residential furniture, commercial furniture, marine and transportation seating, interior structures and soft top covers. The Decorative Laminates product line applications include manufactured housing, recreational vehicle interiors, kitchen and bath cabinets, office furniture, consumer electronics, retail display, flooring and ready-to-assemble furniture.

The Building Products segment provides single-ply roofing systems for the replacement and new commercial roofing markets. The roofing systems are used for various structures including office complexes, shopping malls, stadiums, schools, manufacturing and warehouse facilities and government buildings.

No one customer accounted for 10 percent or more of consolidated sales.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs relating to operations. Segment operating profit excludes unallocated corporate headquarters income and expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters income and expense includes the cost of providing and maintaining our corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and amortization of deferred financing costs. The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating (loss) profit to consolidated (loss) income before taxes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (Continued)

	2003	2002	2001
	(Dollars in millions)
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$208.1	$182.9	$194.5
Specialty Chemicals	118.9	116.5	126.4

Total Performance Chemicals	$327.0	$299.4	$320.9

Decorative Products
Commercial Wallcoverings	$109.6	$120.0	$134.5
Coated Fabrics	84.7	91.3	94.6
Decorative Laminates	63.3	77.4	73.7

Total Decorative Products	$257.6	$288.7	$302.8

Building Products	$98.0	$93.1	$113.3

Total Net Sales	$682.6	$681.2	$737.0

Segment Operating (Loss) Profit
Performance Chemicals
Operating profit	$14.5	$19.9	$18.8
Restructuring and severance	(.6)	2.2	(14.4)
Intangible asset write-off	(2.7)	—	—

Performance Chemicals segment operating profit	$11.2	$22.1	$4.4
Decorative Products
Operating (loss) profit	$(9.3)	$7.2	$17.8
Restructuring and severance	(8.1)	.1	.7
Goodwill and indefinite lived trademark impairments	(49.6)	—	—
Idle fixed assets, obsolete inventory and intangible asset write-offs	(3.0)	—	—

Decorative Products segment operating (loss) profit	$(70.0)	$7.3	$18.5
Building Products
Operating profit (loss)	$3.1	$(4.9)	$(4.5)
Restructuring and severance	(.1)	—	—

Building Products segment operating profit (loss)	$3.0	$(4.9)	$(4.5)

Total segment operating (loss) profit	$(55.8)	$24.5	$18.4
Interest expense	(15.3)	(8.1)	(14.0)
Corporate expenses	(10.0)	(9.2)	(11.3)
Corporate restructuring and severance	(.2)	.3	(3.9)
Deferred financing costs write-off	(3.1)	—	(.1)

(Loss) Income Before Income Taxes	$(84.4)	$7.5	$(10.9)

Total Assets
Performance Chemicals	$154.1	$139.0	$258.9
Decorative Products	173.0	228.4	270.5
Building Products	38.0	27.2	33.4
Corporate	73.8	65.2	76.3

	$438.9	$459.8	$639.1

Equity Investments
Decorative Products	$16.1	$16.7	$15.5

Capital Expenditures
Performance Chemicals	$3.3	$4.2	$5.5
Decorative Products	5.2	6.6	7.0
Building Products	.2	.2	7.0
Corporate	.1	.1	—

	$8.8	$11.1	$19.5

Depreciation and Amortization
Performance Chemicals	$15.3	$13.3	$16.5
Decorative Products	16.9	13.8	16.3
Building Products	1.2	1.2	.6
Corporate	.3	.5	.9

	$33.7	$28.8	$34.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (Continued)

The Company’s operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area.

GEOGRAPHIC INFORMATION

	2003	2002	2001
	(Dollars in millions)
Net Sales
United States	$597.5	$594.7	$643.8
United States export sales	30.1	33.3	31.8
Europe	54.6	53.0	61.1
Asia	.4	.2	.3

	$682.6	$681.2	$737.0

Segment Operating (Loss) Profit
United States	$(27.8)	$25.3	$14.5
Europe	(27.1)	(2.3)	2.7
Asia	(.9)	1.5	1.2

	$(55.8)	$24.5	$18.4

Total Assets
United States	$366.9	$360.3	$499.8
Europe	54.9	80.9	121.6
Asia	17.1	18.6	17.7

	$438.9	$459.8	$639.1

Long-Lived Assets
United States	$166.6	$218.3	$337.6
Europe	22.9	50.4	89.8
Asia	.2	1.0	1.1

	$189.7	$269.7	$428.5

Unconsolidated Asian Joint Ventures
Current assets	$22.7	$23.6	$28.7
Noncurrent assets	$22.1	$22.4	$25.9
Current liabilities	$12.6	$12.6	$23.5
Noncurrent liabilities	$—	$—	$—

Net sales	$51.4	$55.1	$50.6
Gross profit	$3.2	$6.3	$5.7
(Loss) income from continuing operations	$(1.9)	$2.6	$2.1
Net (loss) income	$(1.7)	$2.0	$2.1

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three Months Ended
2003	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per-share amounts)
Net sales	$153.4	$176.6	$176.8	$175.8
Gross profit	$38.0	$43.5	$42.0	$42.3
Restructuring and severance(1)	$(1.1)	$—	$(6.2)	$(1.7)
Goodwill and indefinite lived trademark impairments(2)	$—	$—	$—	$(49.6)
Deferred financing costs write-off(3)	$—	$(3.1)	$—	$—
Net Loss(4)	$(6.9)	$(5.0)	$(10.6)	$(61.3)
Loss per share of common stock(5)
Basic	$(.17)	$(.12)	$(.27)	$(1.53)
Diluted	$(.17)	$(.12)	$(.27)	$(1.53)
Common stock price range per share — high	$4.80	$4.70	$4.99	$4.20
— low	$2.96	$2.83	$3.40	$3.40

	Three Months Ended
2002	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per-share amounts)
Net sales	$156.3	$175.0	$177.6	$172.3
Gross profit	$45.6	$50.5	$45.3	$43.0
Restructuring and severance(6)	$—	$2.0	$.2	$.4
Income before cumulative effect of change in accounting principle	$.5	$5.5	$.5	$.5
Cumulative effect of change in accounting principle	$(142.5)	$—	$—	$—
Net (Loss) Income	$(142.0)	$5.5	$.5	$.5
(Loss) earnings per share of common stock(5)
Basic	$(3.58)	$.14	$.01	$.01
Diluted	$(3.56)	$.14	$.01	$.01
Common stock price range per share — high	$7.55	$9.80	$9.15	$5.75
— low	$5.00	$6.85	$4.20	$3.63

(1)	For 2003, restructuring and severance consisted primarily of severance benefits of $(1.1) million for the three months ended February 28, severance benefits and asset write-offs associated with exiting the heat transfer product line of $(6.2) million for the three months ended August 31, and severance benefits of $(1.7) million for the three months ended November 30. Management reviews the performance of the business segments excluding restructuring and severance costs in assessing the performance of and making decisions regarding the allocation of resources to the business segments.
(2)	For the three months ended November 30, the Company recorded a goodwill and indefinite lived trademark impairment charge of $(49.6) million. For a description of this charge, see Note C of the financial statements. Management reviews the performance of the business segments, excluding impairment charges, in assessing the performance of and making decisions regarding the allocation of resources to the business segments.
(3)	For the three months ended May 31, the Company wrote off deferred financing costs of $(3.1) million in connection with the issuance of the Company’s new financing agreements. For a description of this charge, see Note L of the financial statements. Management reviews the performance of the business segments, excluding deferred financing costs write-off, in assessing the performance of and making decisions regarding the allocation of resources to the business segments.
(4)	Included in the net loss is a charge of $5.7 million taken in the fourth quarter for idle fixed assets, obsolete inventory and intangible asset write-offs.
(5)	The sum of the quarterly EPS amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.
(6)	For 2002, restructuring and severance consisted primarily of a $2.0 million gain related to the sale of the Greensboro facility for the three months ended May 31, a $0.2 million gain for the reversal of an unused prior restructuring reserve for the three months ended August 31 and a $0.4 million gain for the reversal of an unused prior severance reserve for the three months ended November 30. Management reviews the performance of the business segments excluding restructuring and severance costs in assessing the performance of and making decisions regarding the allocation of resources to the business segments.

Capital Stock

The Company’s common stock is listed on the New York Stock Exchange. At November 30, 2003, there were approximately 10,700 holders of record of the Company’s common stock.

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

Item 9A.	Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2003, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective. Further, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2004 Annual Meeting of Shareholders is set forth on page 4 of the Company’s 2004 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2004 Annual Meeting of Shareholders is set forth on pages 5 and 6 of the Company’s 2004 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth on pages 6 and 7 of the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Also, see Executive Officers of the Registrant on pages 11 and 12 of this report.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, the OMNOVA Solutions Business Conduct Policies, is available on its website at www.omnova.com.

Item 11.	Executive Compensation

Information regarding executive compensation is set forth on pages 10 and 11 and 14 through 23 of the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth on pages 12 and 13 of the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of November 30, 2003, regarding the Company’s two existing compensation plans, the Amended and Restated 1999 Equity and Performance Incentive Plan and the Option Adjustment Plan. Both of these plans have been approved by the Company’s shareholders. See Note Q to the Consolidated Financial Statements for further information regarding the Company’s stock-based compensation plans.

Equity Compensation Plan Information

As of November 30, 2003

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,853,105	$7.42	170,680
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	6,853,105	$7.42	170,680

Item 13.	Certain Relationships and Related Transactions

Information regarding certain transactions and employment arrangements with management is set forth on page 18 of the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding fees paid to and services provided by the Company’s independent auditor during the fiscal years ended November 30, 2003 and 2002 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth on page 25 of the Company’s 2004 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2003, 2002 and 2001
Consolidated Balance Sheets at November 30, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended November 30, 2003, 2002 and 2001
Notes to the Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit		Description
ACQUISITION AGREEMENTS
2.1	*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).

CHARTER DOCUMENTS
3.2	**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.
3.4	**	Amended and Restated Code of Regulations of OMNOVA Solutions.

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1		Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions 11 1/4% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).
4.2		Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).

MATERIAL CONTRACTS
10.1		Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-15147)).
10.3†		Employment Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).
10.5†		Severance Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).
10.6	**†	Form of Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above).
10.7†		OMNOVA Solutions Amended and Restated 1999 Equity and Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated February 22, 2002, as filed with the Commission on February 19, 2002 (File No. 1-15147)).
10.8	**†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.
10.9	**†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.
10.10	**†	OMNOVA Solutions Executive Incentive Compensation Plan.
10.11	**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.
10.12	**†	OMNOVA Solutions Deferred Bonus Plan.
10.15	*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.
10.16	*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.
10.17	*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.
10.18	*	Services and Support Agreement between OMNOVA Solutions and GenCorp.
10.19	**	Form of Director and Officer Indemnification Agreement.
10.20	**	Form of Director Indemnification Agreement.
10.21	**	Form of Officer Indemnification Agreement.

SUBSIDIARIES OF THE REGISTRANT
21.1		Listing of Subsidiaries.

Exhibit	Description

CONSENTS OF EXPERTS
23.1	Consent of Ernst & Young LLP.

POWER OF ATTORNEY
24.1	Powers of Attorney executed by E. P. Campbell, D. A. Daberko, D. J. D’Antoni, D. E. McGarry, S. W. Percy, R. B. Pipes, and W. R. Seelbach, Directors of the Company.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K

OMNOVA Solutions filed the following reports on Form 8-K during the quarter ended November 30, 2003:

OMNOVA Solutions filed a Report on Form 8-K on November 21, 2003, incorporating its press release dated November 21, 2003, announcing that the Company had completed its annual impairment test for goodwill in accordance with SFAS No. 142, and that, as a result, it would record an impairment charge for goodwill and indefinite lived intangible assets of approximately $50 million in its fiscal quarter ending November 30, 2003.

OMNOVA Solutions furnished a report on Form 8-K on September 25, 2003, incorporating its press release dated September 24, 2003, announcing the Company’s results for the fiscal quarter ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNOVA SOLUTIONS INC.
January 30, 2004
	By	/s/ J. C. LEMAY
J. C. LeMay Senior Vice President, Business Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. MCMULLEN K. M. McMullen	Chairman, Chief Executive Officer and President	January 30, 2004

/s/ M. E. HICKS M. E. Hicks	Senior Vice President and Chief Financial Officer; Treasurer	January 30, 2004

* E. P. Campbell	Director	January 30, 2004

* D. A. Daberko	Director	January 30, 2004

* D. J. D’Antoni	Director	January 30, 2004

* D. E. McGarry	Director	January 30, 2004

* S. W. Percy	Director	January 30, 2004

* R. B. Pipes	Director	January 30, 2004

* W. R. Seelbach	Director	January 30, 2004

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. SYRVALIN K. C. Syrvalin		January 30, 2004

CERTIFICATIONS

I, Kevin M. McMullen, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended November 30, 2003, of OMNOVA Solutions Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ K. M. McMullen
Chairman, Chief Executive Officer and President

Date: January 30, 2004

CERTIFICATIONS

I, Michael E. Hicks, certify that:

1. I have reviewed this Annual Report on Form 10-K for the fiscal year ended November 30, 2003, of OMNOVA Solutions Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ M. E. Hicks
Senior Vice President and Chief Financial Officer; Treasurer

Date: January 30, 2004