Form 10-Q
period 2004-02-29
OMNOVA SOLUTIONS INC
filed 2004-04-01
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 29, 2004

Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact Name of Registrant as Specified in its Charter)

Ohio (State of Incorporation)	34-1897652 (I.R.S. Employer Identification No.)

175 Ghent Road Fairlawn, Ohio (Address of Principal Executive Offices)	44333-3300 (Zip Code)

Registrant’s Telephone Number, Including Area Code (330) 869-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

At March 31, 2004, there were 40,183,290 outstanding shares of OMNOVA Solutions Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003
Net Sales	$159.9	$153.4
Costs and Expenses
Cost of goods sold	120.3	115.4
Selling, general and administrative	33.1	34.1
Depreciation and amortization	5.8	6.8
Interest expense	5.2	2.0
Other expense	1.0	1.1
Restructuring and severance	.3	1.1

	165.7	160.5

Loss Before Income Taxes	(5.8)	(7.1)
Income tax expense (benefit)	—	(.2)

Net Loss	$(5.8)	$(6.9)

Basic and Diluted Loss Per Share
Net Loss Per Basic and Diluted Share	$(.14)	$(.17)

See notes to the unaudited interim condensed consolidated financial statements

OMNOVA SOLUTIONS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 29, 2004	November 30, 2003
	(Dollars in millions)
ASSETS:
Current Assets
Cash and cash equivalents	$14.1	$14.1
Accounts receivable, net	96.0	97.4
Inventories	49.9	45.1
Deferred income taxes	4.2	4.2
Prepaid expenses and others	5.0	3.8

Total Current Assets	169.2	164.6
Property, plant and equipment, net	172.5	174.3
Trademarks and other intangible assets, net	15.0	15.4
Prepaid pension	57.4	57.5
Other assets	26.0	27.1

Total Assets	$440.1	$438.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$.2	$—
Accounts payable	72.1	72.1
Accrued payroll and personal property taxes	11.7	12.8
Accrued interest	4.8	9.7
Other current liabilities	19.6	20.4

Total Current Liabilities	108.4	115.0
Long-term debt	202.8	192.2
Postretirement benefits other than pensions	48.0	48.8
Deferred income taxes	4.2	4.2
Other liabilities	11.3	11.0
Shareholders’ Equity
Preference stock–$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock–$0.10 par value; 135 million shares authorized; 42.1 million and 41.9 million shares issued in February and November, respectively; 40.2 million and 40.0 million shares outstanding in February and November, respectively	4.2	4.2
Additional contributed capital	309.3	309.3
Retained deficit	(237.5)	(231.8)
Treasury stock at cost; 1.9 million shares in February and November	(12.5)	(12.7)
Accumulated other comprehensive gain (loss)	1.9	(1.3)

Total Shareholders’ Equity	65.4	67.7

Total Liabilities and Shareholders’ Equity	$440.1	$438.9

See notes to the unaudited interim condensed consolidated financial statements

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003
	(Dollars in millions)
Operating Activities
Net loss	$(5.8)	$(6.9)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5.8	7.0
Changes in operating assets and liabilities:
Current assets	(3.3)	(16.0)
Current liabilities	(6.6)	(6.3)
Other non–current assets	.9	(1.4)
Other long–term liabilities	(.2)	.3

Net Cash Used By Operating Activities	(9.2)	(23.3)
Investing Activities
Capital expenditures	(1.9)	(2.4)

Net Cash Used By Investing Activities	(1.9)	(2.4)
Financing Activities
Long-term debt proceeds	169.9	55.0
Repayment of debt obligations	(159.5)	(30.0)
Other financing activities	.1	—

Net Cash Provided By Financing Activities	10.5	25.0
Effect of exchange rate changes on cash	.6	—

Net Increase (Decrease) In Cash and Cash Equivalents	—	(.7)
Cash and cash equivalents at beginning of period	14.1	8.4

Cash and Cash Equivalents at End of Period	$14.1	$7.7

Supplemental Cash Flows Information
Cash paid during the quarter:
Interest	$10.1	$2.2
Income taxes	$—	$—

See notes to the unaudited interim condensed consolidated financial statements

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2004

Note A – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (OMNOVA Solutions or the Company) Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

The balance sheet at November 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month periods ended February 29, 2004 and February 28, 2003 have been reflected. The results of operations for the three month period ended February 29, 2004 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

A detailed description of the Company’s significant accounting policies and management judgements is located in the audited financial statements for the fiscal year ended November 30, 2003, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs relating to operations. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and amortization of deferred financing costs.

Certain reclassifications have been made to conform prior year’s information to the current presentation.

Note B – Inventories

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

(Dollars in millions)	February 29, 2004	November 30, 2003
Raw materials and supplies	$16.2	$16.3
Work-in-process	3.6	2.4
Finished products	60.2	56.1

Approximate replacement cost of inventories	80.0	74.8
LIFO reserve	(15.6)	(15.6)
Other reserves	(14.5)	(14.1)

Inventories	$49.9	$45.1

Note C – Long-Term Debt and Credit Lines

On January 30, 2004, the Company entered into an installment payment agreement (IPA) for the purchase of certain enterprise resource planning software licenses for $0.4 million. The IPA is secured by the license agreements. Principal and interest payments on the IPA are due quarterly commencing on April 30, 2004 through January 31, 2006. The IPA bears interest at a fixed rate of 5.75% and does not impact the Company’s existing credit facility.

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

In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet certain financial covenants relating to minimum excess availability and a fixed charge coverage ratio. On November 19, 2003, the Company amended the aforementioned Facility to exclude certain non-cash charges, incurred during the fourth quarter of fiscal 2003, when calculating the fixed charge coverage ratio. The amendment did not have an impact on the borrowing base or lending rates of the agreement. At February 29, 2004, the Company was in compliance with all debt covenants.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.5% at February 29, 2004. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.0% at February 29, 2004. The Facility’s average borrowing rate at February 29, 2004 was 4.3%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.5% at February 29, 2004.

At February 29, 2004, the amount borrowed and the unused and available balance under the Facility were $36.2 million and $23.4 million, respectively. The Company had $3.9 million of standby letters of credit outstanding of February 29, 2004.

Note D – Product Warranties

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

Note D – Product Warranties (Continued)

The reconciliation of the warranty reserve for the three months ended February 29, 2004 and February 28, 2003 are as follows:

	Three Months Ended
(Dollars in millions)	February 29, 2004	February 28, 2003
Beginning balance	$11.7	$14.3
Warranty provision	1.0	.9
Warranty payments	(.9)	(1.1)

Ending balance	$11.8	$14.1

Note E – Earnings Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted earnings per share and the computation of basic and diluted earnings per share:

	Three Months Ended
(Dollars in millions, except per share data)	February 29, 2004	February 28, 2003
Numerator
Net loss	$(5.8)	$(6.9)

(Shares in thousands)
Denominator
Denominator for basic earnings per share—weighted average shares outstanding	40,042	39,895
Effect of dilutive employee stock options	—	—

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	40,042	39,895

Basic and Diluted Earnings Per Share:
Net loss	$(.14)	$(.17)

Note F – Stock-Based Employee Compensation

The following table displays a reconciliation of accounting under the intrinsic value method under APB 25 as compared to the fair value method under SFAS 123 for the three months ended February 29, 2004 and February 28, 2003:

	Three Months Ended
(Dollars in millions, except per share data)	February 29, 2004	February 28, 2003
Net loss as reported	$(5.8)	$(6.9)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based compensation expense under fair value method, net of tax	(.6)	(.8)

Pro-forma net loss including option cost under fair value method	$(6.4)	$(7.7)

Basic and diluted loss per share as reported	$(.14)	$(.17)
Pro-forma basic and diluted loss per share	$(.16)	$(.19)

Note G – Comprehensive Loss

The components of total comprehensive loss were as follows:

	Three Months Ended
	February 29, 2004	February 28, 2003
(Dollars in millions)
Net loss	$(5.8)	$(6.9)
Foreign currency translation adjustment, net of tax	3.2	1.0

Comprehensive loss	$(2.6)	$(5.9)

Note H – Employee Benefit Plans

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement requires the disclosure of the components of the net periodic benefit cost recognized during interim periods. The following table sets forth a reconciliation of those components for the Company’s retirement programs.

Three months ended February 29, 2004 and February 28, 2003:

	Pension Plans		Health Care Plans
	2004	2003	2004	2003
(Dollars in millions)
Service costs	$1.5	$1.2	$.1	$.1
Interest costs	2.9	2.8	.8	.9
Expected return on assets	(4.5)	(4.8)	—	—
Amortization of prior service costs	.2	.2	(.1)	—

Net periodic cost (benefit)	$.1	$(.6)	$.8	$1.0

Based on current pension asset performance, the Company does not anticipate making cash contributions to the pension fund until 2006 at the earliest. However, in order to manage the pension fund over the long-term, the Company may find it prudent to make contributions before 2006. In addition, the Company cannot predict whether changing economic conditions or other factors will lead or require the Company to make contributions in excess of its current expectations.

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). In January 2004, the Financial Accounting Standards Board (FASB) issued Financial Staff Position No. 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP). The FASB is in the process of amending the FSP by issuing proposed FSP 106-b. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company is currently evaluating the effects of the Medicare Act on its existing postretirement health care plans and has not determined the amount of any subsidy that may be available to the Company from the Medicare Act. While the Company is evaluating the effects of the Medicare Act, the Company has elected under the provisions of the FSP to defer the recognition of any potential subsidy from the Medicare Act. As such, the net periodic cost above does not reflect any amount associated with a potential subsidy under the Medicare Act.

The Company sponsors a defined contribution pension plan. Participation in this plan is available to substantially all U.S. based salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the employees’ union contract. The cost of this plan for the three month periods ended February 29, 2004 and February 28, 2003 was approximately $0.3 million and $0.2 million, respectively. The Company temporarily froze matching contributions for its salaried workforce in calendar 2003.

Note H – Employee Benefit Plans (Continued)

The Company also contributes to a defined contribution pension plan for its U.K. employees. The Company contributes a percentage of the employees’ wages depending upon the age of the employee. The cost of this plan for the three month period ended February 29, 2004 and February 28, 2003 was approximately $0.2 million and $0.2 million, respectively.

Note I – Restructuring and Severance

In fiscal 2003, the Company recorded $9.0 million of restructuring and severance charges primarily in connection with exiting its heat transfer business and other workforce reduction initiatives. For the three months ended February 29, 2004, the Company recorded $0.3 million of severance expense related to these actions and estimates that an additional $0.2 million of severance expense will be recorded in the second quarter of fiscal 2004.

The following table summarizes the Company’s reserves related to severance activities:

		Three Months Ended
	November 30, 2003	February 29, 2004		February 29, 2004
		Provision	Payments
(Dollars in millions)
Performance Chemicals	$.2	$—	$.1	$.1
Decorative Products	1.4	.3	.8	.9
Building Products	—	—	—	—
Corporate	.1	—	—	.1

Total	$1.7	$.3	$.9	$1.1

The remaining severance obligations will be paid in accordance with the provisions of the employees’ severance agreements. Severance payments are expected to be completed by the end of the fourth quarter of fiscal 2004. As of February 29, 2004, $4.3 million and $3.1 million of severance expense and payments, respectively, have been incurred related to restructuring activities initiated in 2003.

During the first quarter of fiscal 2003, the Company recorded $1.1 million of restructuring and severance costs, which included severance benefits and fixed asset write-offs associated with the relocation of a design facility.

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

On October 12, 2000, a group of former GenCorp Inc. employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp Inc. and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. Plaintiffs’ claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier, and GenCorp’s adoption of a replacement retiree health care plan that capped benefit levels. In December 2003, the Court denied Plaintiffs’ motion to certify the class in this case and the plaintiffs have filed a petition for leave to appeal the Court’s decision to the Sixth Circuit Court of Appeals. OMNOVA has filed a motion in opposition to this petition. The Company cannot estimate the amount of retiree medical benefits sought by the plaintiffs at this time. The Company believes that it has meritorious defenses to this lawsuit as well as a right of indemnification from GenCorp. The Company believes that the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote.

Note K – Business Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s three reportable segments were determined based on products and services provided by each operating segment. Accounting policies of the segments are the same as those described in the significant accounting policies. During the third quarter of fiscal 2003, the Company separated its Building Products segment from its Decorative & Building Products segment to reflect how management currently evaluates the operating performance of its business segments. The Company’s historical information for 2003 has been restated to conform to the current presentation.

The Company’s three reportable business segments are: Performance Chemicals, Decorative Products and Building Products. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations. Management reviews the performance of the business segments excluding restructuring and severance costs in assessing the performance of and making decisions regarding the allocation of resources to the business segments. Management believes that providing this information in this manner is useful in providing the Company’s shareholders with an understanding of the Company’s businesses and operating performance.

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

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs relating to operations. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and amortization of deferred financing costs. The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated loss before taxes.

	Three Months Ended
	February 29, 2004	February 28, 2003
	(Dollars in millions)

Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$52.0	$46.9
Specialty Chemicals	28.2	27.8

Total Performance Chemicals	$80.2	$74.7

Decorative Products
Commercial Wallcoverings	$26.6	$26.7
Coated Fabrics	19.9	20.2
Decorative Laminates	13.2	15.4

Total Decorative Products	$59.7	$62.3

Building Products	$20.0	$16.4

Total Net Sales	$159.9	$153.4

Segment Operating Profit (Loss)
Performance Chemicals
Operating profit	$1.9	$1.5
Restructuring and severance	—	(.2)

Performance Chemicals segment operating profit	$1.9	$1.3

Decorative Products
Operating loss	$(.6)	$(3.0)
Restructuring and severance	(.3)	(0.8)

Decorative Products segment operating loss	$(.9)	$(3.8)

Building Products
Operating profit (loss)	$.7	$(.2)
Restructuring and severance	—	—

Building Products segment operating profit (loss)	$.7	$(.2)

Total segment operating profit (loss)	$1.7	$(2.7)
Interest expense	(5.2)	(2.0)
Corporate expenses	(2.3)	(2.3)
Corporate restructuring and severance	—	(.1)

Loss Before Income Taxes	$(5.8)	$(7.1)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations For Three Months Ended February 29, 2004 and February 28, 2003

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

The Company has historically experienced stronger sales and income in its second, third and fourth fiscal quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first fiscal quarter (December through February) has historically been weaker due to generally lower levels of construction and industrial activity over the holidays and cold weather months.

Management discusses the Company’s operating performance by reportable business segment and provides segment operating profit performance excluding segment restructuring and severance items because this is the manner in which segment operating results are reported to management for purposes of assessing the performance of the Company’s business segments and in making decisions regarding the allocation of resources to the business segments. Management also believes that providing segment operating performance excluding segment restructuring and severance items provides additional information that is useful to investors to understand the Company’s businesses and compare operating results period over period. For a reconciliation of the Company’s segment operating performance information, please refer to Note K to the Unaudited Interim Condensed Consolidated Financial Statements.

The Company’s net sales for the three months ended February 29, 2004 were $159.9 million as compared to $153.4 million for the three months ended February 28, 2003. The Company’s Performance Chemicals and Building Products business segments experienced a 7.4 percent and 22.0 percent revenue increase, respectively, while the Decorative Products business segment revenue decreased 4.2 percent as compared to the first quarter of 2003. The Company had a segment operating profit of $1.7 million during the first quarter of fiscal 2004 compared to a segment operating loss of $(2.7) million for the same period in fiscal 2003. Included in segment operating profit for the first quarter of fiscal 2004 and 2003, were restructuring and severance charges of $0.3 million and $1.0 million, respectively, resulting from a reduction in workforce program and the relocation of a design facility initiated in fiscal 2003. Excluding these items, segment operating profit for the first quarter of fiscal 2004 was $2.0 million, as compared to a loss of $(1.7) million for the same period in the prior year. Operating margins during the first quarter, excluding these items, improved in fiscal 2004 to 1.3 percent from (1.1) percent in fiscal 2003. For the three months ended February 29, 2004 and February 28, 2003, the Company had a net loss of $(5.8) million or $(0.14) per diluted share and $(6.9) million or $(0.17) per diluted share, respectively. Excluding the restructuring and severance charge of $0.3 million and $1.1 million, the Company had a net loss of $(5.5) million, or $(0.14) per diluted share, during the first quarter of 2004 as compared to a net loss of $(5.8) million, or $(0.14) per diluted share during the first quarter of 2003.

Performance Chemicals’ net sales increased 7.4 percent to $80.2 million during the first quarter of fiscal 2004 from $74.7 million during the first quarter of fiscal 2003, as a result of product pricing actions of $4.2 million and volume increases of $1.3 million. Sales for the Paper and Carpet Chemicals product line increased 10.9 percent to $52.0 million during the first quarter of fiscal 2004 from $46.9 million during the first quarter of fiscal 2003 due to both pricing actions and volume increases. Sales for the Specialty Chemicals product line increased 1.4 percent to $28.2 million for the first quarter of fiscal 2004 compared to $27.8 million for the first quarter of fiscal 2003. The segment generated an operating profit of $1.9 million for the first quarter of fiscal 2004 compared to $1.3 million for the first quarter of fiscal 2003. Included in segment operating profit for the first quarter of fiscal 2003 was a restructuring and severance charge of $0.2 million. Excluding these items, segment operating profit improved $0.4 million to $1.9 million in fiscal 2004 compared to $1.5 million in fiscal 2003. The improvement in segment operating profit was due to product pricing actions and volume increases of $4.7 million and was offset primarily by higher raw material costs of $3.2 million and higher manufacturing costs of $0.7 million.

Net sales for Decorative Products decreased to $59.7 million during the first quarter of fiscal 2004 from $62.3 million during the first quarter in fiscal 2003, a 4.2 percent decrease. The decline resulted primarily from exiting the heat transfer business, which was completed in the fourth quarter of fiscal 2003. Sales for the Commercial Wallcovering product line were virtually flat at $26.6 million for the first quarter of fiscal 2004 compared to $26.7 million for the first quarter of fiscal 2003. Commercial Wallcovering sales were positively impacted $1.4 million by favorable foreign exchange rates from the British pound sterling during the first quarter of fiscal 2004. Sales for the Coated Fabrics product line declined 1.5 percent to $19.9 million during the first quarter of fiscal 2004 from $20.2 million in the first quarter of fiscal 2003. The Coated Fabrics product line declined period over period due to weak demand in furniture and transportation markets, offset partially by gains in industrial film and pool liner markets. Sales for the Decorative Laminates product line decreased 14.3 percent to $13.2 million during the first quarter of fiscal 2004 from $15.4 million during the first quarter of fiscal 2003 due to exiting the heat transfer business. The segment incurred an operating loss of $(0.9) million for the first quarter of fiscal 2004 as compared to an operating loss of $(3.8) million for the first quarter of fiscal 2003. Included in the segment operating loss for the first quarter of fiscal 2004 and 2003, were restructuring and severance charges of $0.3 million and $0.8 million, respectively, related to a reduction in workforce program and the relocation of a design center initiated in fiscal 2003. Excluding these items, the segment would have incurred an operating loss of $(0.6) million during the first quarter of fiscal 2004 compared to an operating loss of $(3.0) million during the first quarter of fiscal 2003. Excluding these items, segment operating margins improved to (1.0) percent during the first quarter of fiscal 2004 compared to (4.8) percent during the first quarter of fiscal 2003. The improvement in operating profit margins was primarily due to reduced operating costs of $3.0 million resulting from restructuring initiatives in fiscal 2003, productivity improvements and lower spending of $1.6 million offset by lower volume and mix of products sold.

Building Products’ sales increased 22.0 percent to $20.0 million during the first quarter of fiscal 2004 from $16.4 million in the first quarter of fiscal 2003. Sales improved due to strong customer demand, primarily in reroofing applications. Segment operating profit was $0.7 million for the first quarter of fiscal 2004 as compared to an operating loss of $(0.2) million for the first quarter of fiscal 2003. Segment operating profit margins improved to 3.5 percent as compared to (1.2) percent for the first quarter of fiscal 2004 and 2003, respectively. The increase in segment operating profit was due primarily to the improvement in volume of $0.6 million and manufacturing productivity and lower spending of $0.5 million, offset by increased shipping costs of $0.2 million.

For the first quarter of fiscal 2004, cost of goods sold increased $4.9 million to $120.3 million compared to $115.4 million during the first quarter of fiscal 2003. The increase resulted from higher sales volumes as well as raw material cost increases of $3.3 million, resulting from continued inflation in oil and natural gas based feedstock costs. The increased costs were offset by improvements in manufacturing productivity and lower discretionary spending. Selling, general and administrative costs declined $1.0 million to $33.1 million during the first quarter of fiscal 2004 compared to $34.1 million in the first quarter of fiscal 2003, primarily due to reductions in workforce.

Interest expense increased $3.2 million to $5.2 million for the first quarter of fiscal 2004 compared to $2.0 million for the first quarter of fiscal 2003. The increase was primarily due to higher average interest rates from the Company’s refinancing actions at the end of the second quarter of fiscal 2003. Corporate expense remained flat at $2.3 million for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Depreciation and amortization decreased $1.0 million to $5.8 million for the first quarter of fiscal 2004 from $6.8 million during the first quarter of fiscal 2003 primarily due to reduced amortization costs resulting from the write-down of certain finite lived intangible assets in fiscal 2003.

The Company did not record a tax benefit during the first quarter of fiscal 2004 as compared to a $0.2 million tax benefit during the first quarter of fiscal 2003. The benefit in 2003 was due to a refund related to the carryback of foreign net operating losses that had not previously been recognized, offset mainly by foreign withholding taxes. The Company does not anticipate recording either a tax benefit or provision in 2004 due to previously recording a valuation allowance against the Company’s deferred tax assets.

Financial Resources and Capital Spending

Cash flow used by operating activities for the three months ended February 29, 2004 and February 28, 2003 was $9.2 million and $23.3 million, respectively. The change was primarily related to improved working capital management. For the first three months of fiscal 2004 and 2003, cash flow used for investing activities was $1.9 million and $2.4 million, respectively, and was for capital expenditures. Cash flow provided by financing activities for the three months ended February 29, 2004 and February 28, 2003 was $10.5 million and $25.0 million, respectively. The change was primarily related to lower working capital requirements period over period.

As described in Note C to the Unaudited Interim Condensed Consolidated Financial Statements, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. Interest on the Notes will be paid semi-annually on June 1st and December 1st, and commenced on December 1, 2003. The Company used the proceeds from this offering to repay outstanding amounts under its then existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses. In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the lender’s prime rate and the Federal Funds Effective rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.5% at February 29, 2004. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.0% at February 29, 2004. The Facility’s average borrowing rate at February 29, 2004 was 4.3%. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.5% at February 29, 2004. The Company’s total debt outstanding at February 29, 2004 was $203.0 million and at February 29, 2004, the unused and available balance under the Facility was $23.4 million.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Condensed Consolidated Balance Sheet as of February 29, 2004 reflects reserves for environmental remediation of $0.7 million. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters. However, there can be no assurance that future costs and liabilities will not exceed the Company’s reserves or be material.

Employee Matters

The Company employs approximately 2,100 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 30 percent of the Company’s employees are covered by collective bargaining agreements. Approximately 530 employees were covered by four separate collective bargaining agreements due to expire prior to November 30, 2004. The Company has completed negotiation for two of those labor agreements covering approximately 90 employees. Two additional negotiations for contracts ending May 15 and September 1, 2004 are pending. These contracts cover approximately 440 employees. The Company will negotiate in good faith with the unions to reach mutually acceptable labor agreements. However, as with any labor negotiations in difficult market conditions, the expiration of these labor agreements presents an increased risk of a labor dispute.

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

Factors that may cause actual results to differ from expected results include, among others:

•	General economic trends affecting OMNOVA Solutions’ end-use markets;

•	Raw material prices for petrochemicals and chemical feedstocks, including styrene, butadiene and polyvinyl chloride;

•	Prolonged work stoppage due to two labor agreements that expire in 2004;

•	Acts of war or terrorism;

•	Competitive pressure on pricing;

•	Ability to develop successful new products;

•	Customer and/or competitor consolidation;

•	Customer ability to compete against increased foreign competition;

•	Operational issues at the Company’s facilities;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Governmental and regulatory policies;

•	Rapid increases in health care costs;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	The Company’s strategic alliance and acquisition activities; and

•	Substantial debt and leverage and the ability to service that debt.

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

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note C to the Unaudited Interim Condensed Consolidated Financial Statements, a portion of the Company’s debt, $36.2 million at February 29, 2004, which is the debt under the senior secured revolving credit facility, matures in the year 2006 and is variable. The average variable interest rate applicable to this debt was 4.3 percent as of February 29, 2004. Based on debt levels as of February 29, 2004, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.4 million annually. The three-year senior secured revolving credit facility bears interest at variable rates and therefore, its carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. The Company has experienced an accumulated gain of $1.9 million as of February 29, 2004 primarily due to the favorable currency conversion of the British pound sterling. The impact on Shareholders’ Equity during the first quarter of fiscal 2004 was a $3.2 million gain. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 29, 2004, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective. Further, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 12, 2000, a group of former GenCorp employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp Inc. and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits. The retirees seek to certify a class consisting of all eligible retirees at 12 plants formerly represented by the United Rubber Workers. Plaintiffs’ claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier, and GenCorp’s adoption of a replacement retiree health care plan that capped benefit levels. In December 2003, the Court denied Plaintiffs’ motion to certify the class in this case and the plaintiffs have filed a petition for leave to appeal the Court’s decision to the Sixth Circuit Court of Appeals. OMNOVA has filed a motion in opposition to this petition. The Company cannot estimate the amount of retiree medical benefits sought by the plaintiffs at this time. The Company believes that it has meritorious defenses to this lawsuit as well as a right of indemnification from GenCorp. The Company believes that the likelihood that it will incur any liability materially affecting its consolidated financial condition is remote.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

OMNOVA Solutions furnished a report on Form 8-K on January 27, 2004, incorporating its press release dated January 26, 2004, announcing the Company’s results for the fiscal quarter and year ended November 30, 2003.

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date: April 1, 2004	By:	/s/ Michael E. Hicks

Michael E. Hicks
Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: April 1, 2004	By:	/s/ James C. LeMay

James C. LeMay
Senior Vice President, Business Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.