Form 10-Q
period 2004-05-31
OMNOVA SOLUTIONS INC
filed 2004-07-08
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2004	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At June 30, 2004, there were 40,295,388 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net Sales	$189.5	$176.6	$349.4	$330.0

Costs and Expenses
Cost of goods sold	141.7	133.1	262.0	248.5
Selling, general and administrative	36.0	34.8	69.1	68.9
Depreciation and amortization	5.7	6.8	11.5	13.6
Interest expense	5.1	2.9	10.3	4.9
Other expense	.5	.9	1.5	2.0
Restructuring and severance	.1	—	.4	1.1
Deferred financing cost write-off	—	3.1	—	3.1

	189.1	181.6	354.8	342.1

Income (Loss) Before Income Taxes	.4	(5.0)	(5.4)	(12.1)
Income tax expense (benefit)	.1	—	.1	(.2)

Net Income (Loss)	$.3	$(5.0)	$(5.5)	$(11.9)

Basic Earnings (Loss) Per Share
Net Income (Loss) Per Basic Share	$.01	$(.12)	$(.14)	$(.30)

Diluted Earnings (Loss) Per Share
Net Income (Loss) Per Diluted Share	$.01	$(.12)	$(.14)	$(.30)

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31, 2004	November 30, 2003
	(Dollars in millions)
ASSETS:
Current Assets
Cash and cash equivalents	$13.2	$14.1
Accounts receivable, net	107.3	97.4
Inventories	55.3	45.1
Deferred income taxes	4.2	4.2
Prepaid expenses and other	4.3	3.8

Total Current Assets	184.3	164.6

Property, plant and equipment	451.4	445.0
Accumulated depreciation	(282.8)	(270.7)

	168.6	174.3
Trademarks and other intangible assets, net	14.6	15.4
Prepaid pension	57.4	57.5
Other assets	26.2	27.1

Total Assets	$451.1	$438.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$.2	$—
Accounts payable	89.5	72.1
Accrued payroll and personal property taxes	12.3	12.8
Accrued interest	9.4	9.7
Other current liabilities	18.5	20.4

Total Current Liabilities	129.9	115.0

Long-term debt	193.4	192.2
Postretirement benefits other than pensions	48.1	48.8
Deferred income taxes	4.2	4.2
Other liabilities	10.4	11.0

Shareholders’ Equity
Preference stock - $1.00 par value; 15.0 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135.0 million shares authorized; 42.0 million shares and 41.9 million shares issued as of May and November, respectively; 40.2 million shares and 40.0 million shares outstanding as of May and November, respectively	4.2	4.2
Additional contributed capital	309.3	309.3
Retained deficit	(237.3)	(231.8)
Treasury stock at cost; 1.8 million shares and 1.9 million shares as of May and November, respectively	(12.0)	(12.7)
Accumulated other comprehensive gain (loss)	.9	(1.3)

Total Shareholders’ Equity	65.1	67.7

Total Liabilities and Shareholders’ Equity	$451.1	$438.9

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended May 31,
	2004	2003
	(Dollars in millions)
Operating Activities
Net loss	$(5.5)	$(11.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and (gain)/loss on sale of fixed assets	11.5	12.6
Write-off of deferred financing costs	—	3.1
Changes in operating assets and liabilities:
Current assets	(19.6)	(72.1)
Current liabilities	15.2	10.6
Other noncurrent assets	.8	(.2)
Other noncurrent liabilities	(1.1)	.7

Net Cash Provided By (Used In) Operating Activities	1.3	(57.2)

Investing Activities
Capital expenditures	(3.8)	(4.6)
Proceeds from asset dispositions	—	1.9

Net Cash Used In Investing Activities	(3.8)	(2.7)

Financing Activities
Long-term debt incurred	327.1	125.6
Long-term debt paid	(326.1)	(219.1)
Issuance of notes	—	165.0
Payments on short-term debt, net	—	(6.0)
Other	.1	(7.5)

Net Cash Provided By Financing Activities	1.1	58.0
Effect of exchange rate changes on cash	.5	.2

Net Decrease in Cash and Cash Equivalents	(.9)	(1.7)
Cash and cash equivalents at beginning of year	14.1	8.4

Cash And Cash Equivalents At End Of Period	$13.2	$6.7

Supplemental Cash Flows Information
Cash paid during the quarter:
Interest	$10.5	$4.9
Income taxes	$—	$—

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2004

Note A – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (OMNOVA Solutions or the Company) Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

The balance sheet at November 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.

All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and six month periods ended May 31, 2004 and 2003 have been reflected. The results of operations for the three and six month periods ended May 31, 2004 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

The preparation of the financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

(Dollars in millions)	May 31, 2004	November 30, 2003
Raw materials and supplies	$17.1	$16.3
Work-in-process	3.9	2.4
Finished products	64.6	56.1

Approximate replacement cost of inventories	85.6	74.8
LIFO reserve	(15.6)	(15.6)
Other reserves	(14.7)	(14.1)

Inventories	$55.3	$45.1

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

On May 28, 2003, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. The Notes are secured by all real property and equipment relating to the Company’s ten principal domestic manufacturing facilities. The Company has the option to redeem the Notes after May 31, 2007 at a premium. Interest on the Notes is paid semi-annually on June 1st and December 1st and commenced on December 1, 2003. The Company used the proceeds from this offering to repay outstanding amounts under its then existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses. As a part of the refinancing, the Company wrote off $3.1 million of deferred financing costs during the second quarter of fiscal 2003.

In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet certain financial covenants relating to minimum excess availability and a fixed charge coverage ratio. On November 19, 2003, the Company amended the aforementioned Facility to exclude certain non-cash charges, incurred during the fourth quarter of fiscal 2003, when calculating the fixed charge coverage ratio. The amendment did not have an impact on the borrowing base or lending rates of the agreement. At May 31, 2004, the Company was in compliance with all debt covenants.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.75% at May 31, 2004. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.25% at May 31, 2004. The Facility’s average borrowing rate at May 31, 2004 was 5.0%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.625% at May 31, 2004.

At May 31, 2004, the amount borrowed and the unused and available balance under the Facility were $26.7 million and $36.6 million, respectively. The Company had $3.9 million of standby letters of credit outstanding as of May 31, 2004.

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

Note D – Product Warranties (Continued)

The reconciliation of the warranty reserve for the three and six month periods ended May 31, 2004 and 2003 is as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2004	2003	2004	2003
Beginning balance	$11.8	$14.1	$11.7	$14.3
Warranty provision	1.5	.9	2.5	1.8
Warranty payments	(2.4)	(1.3)	(3.3)	(2.4)

Ending balance	$10.9	$13.7	$10.9	$13.7

Note E – Earnings (Loss) Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted earnings per share and the computation of basic and diluted earnings per share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Numerator	(Dollars in millions, except per share data)
Net income (loss)	$.3	$(5.0)	$(5.5)	$(11.9)

Denominator	(Shares in millions)
Denominator for basic earnings per share – weighted average shares outstanding	40.1	39.9	40.1	39.9
Effect of dilutive employee stock options	.1	—	—	—
Effect of restricted stock	.1	—	—	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	40.3	39.9	40.1	39.9

Basic Earnings (Loss) Per Share
Net income (loss)	$.01	$(.12)	$(.14)	$(.30)

Diluted Earnings (Loss) Per Share
Net income (loss)	$.01	$(.12)	$(.14)	$(.30)

Note F – Stock-Based Employee Compensation

The following table displays a reconciliation of accounting under the intrinsic value method under APB 25 as compared to the fair value method under SFAS 123 for the three and six months ended May 31, 2004 and 2003:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions, except per share data)	2004	2003	2004	2003
Net income (loss) as reported	$.3	$(5.0)	$(5.5)	$(11.9)
Add: Stock-based employee compensation expense included in reported net income, net of tax	.1	—	.1	—
Deduct: Stock-based compensation under fair value method, net of tax	(.7)	(.6)	(1.3)	(1.4)

Pro forma net income (loss) including option cost under fair value method	$(.3)	$(5.6)	$(6.7)	$(13.3)

Basic earnings (loss) per share as reported	$.01	$(.12)	$(.14)	$(.30)
Pro forma basic earnings (loss) per share	$(.01)	$(.14)	$(.17)	$(.33)
Diluted earnings (loss) per share as reported	$.01	$(.12)	$(.14)	$(.30)
Pro forma diluted earnings (loss) per share	$(.01)	$(.14)	$(.17)	$(.33)

Note G – Comprehensive Income

The components of total comprehensive income (loss) were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2004	2003	2004	2003
Net income (loss)	$.3	$(5.0)	$(5.5)	$(11.9)
Foreign currency translation adjustment, net of tax	(1.0)	2.1	2.1	3.1

Comprehensive loss	$(.7)	$(2.9)	$(3.4)	$(8.8)

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

Three months ended May 31, 2004 and 2003:

	Pension Plans		Health Care Plans
	2004	2003	2004	2003
	(Dollars in millions)
Service costs	$1.5	$1.2	$.1	$.1
Interest costs	2.9	2.8	.7	.9
Expected return on assets	(4.5)	(4.8)	—	—
Amortization of prior service costs	.2	.2	(.1)	—

Net periodic cost (benefit)	$.1	$(.6)	$.7	$1.0

Six months ended May 31, 2004 and 2003:

	Pension Plans		Health Care Plans
	2004	2003	2004	2003
	(Dollars in millions)
Service costs	$3.0	$2.4	$.2	$.2
Interest costs	5.8	5.7	1.5	1.8
Expected return on assets	(9.0)	(9.7)	—	—
Amortization of prior service costs	.4	.4	(.2)	—

Net periodic cost (benefit)	$.2	$(1.2)	$1.5	$2.0

Based on current pension asset performance, the Company does not anticipate making cash contributions to the pension fund until 2008 at the earliest. However, in order to manage the pension fund over the long-term, the Company may find it prudent to make contributions before 2008. In addition, the Company cannot predict whether changing economic conditions or other factors will lead or require the Company to make contributions in excess of its current expectations.

Note H – Employee Benefit Plans (Continued)

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

The Company sponsors a defined contribution pension plan. Participation in this plan is available to substantially all U.S. based salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the employees’ union contract. The Company temporarily froze matching contributions for its salaried workforce in calendar 2003, but reinstated the match in January 2004.

The Company also contributes to a defined contribution pension plan for its U.K. employees. The Company contributes a percentage of the employees’ wages depending upon the age of the employee.

The following table summarizes the Company’s contributions to their respective defined contribution plans.

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2004	2003	2004	2003
Domestic	$.4	$.1	$ .7	$.3
Foreign	.2	.2	.4	.4

Total	$.6	$.3	$1.1	$.7

Note I – Restructuring and Severance

In fiscal 2003, the Company recorded $9.0 million of restructuring and severance charges primarily in connection with exiting its heat transfer business and other workforce reduction initiatives. For the three and six months ended May 31, 2004, the Company recorded $0.1 million and $0.4 million of severance expense related to these actions, respectively.

The following table summarizes the Company’s reserves related to severance activities:

		Three months ended
		May 31, 2004		May 31, 2004
(Dollars in millions)	February 29, 2004	Provision	Payments
Performance Chemicals	$.1	$—	$.1	$—
Decorative Products	.9	.1	.4	.6
Building Products	—	—	—	—
Corporate	.1	—	—	.1

Total	$1.1	$.1	$.5	$.7

Note I – Restructuring and Severance (Continued)

The remaining severance obligations will be paid in accordance with the provisions of the employees’ severance agreements. Severance payments are expected to be complete by the end of the second quarter of fiscal 2005. As of May 31, 2004, $4.4 million and $3.7 million of severance expense and payments, respectively, have been incurred related to restructuring activities initiated in 2003. The Company does not anticipate recording any additional severance expense associated with the aforementioned reduction in workforce program.

During the second quarter of fiscal 2003, the Company recorded $0.9 million of severance costs, primarily severance benefits associated with workforce reductions across the Company and the relocation of a design facility. The severance costs were offset primarily by the net gain on the sale of the design facility of $0.9 million.

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

On October 12, 2000, a group of former GenCorp Inc. employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp Inc. and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits (Wotus litigation). The retirees seek to certify a class consisting of all eligible retirees from 12 plants formerly represented by the United Rubber Workers. Plaintiffs’ claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier, and GenCorp’s adoption of a replacement retiree health care plan that capped benefit levels. The Court has denied plaintiffs motion to certify a class and plaintiffs have appealed this ruling. The Company believes that it has meritorious defenses to this lawsuit. In addition, the Company had previously demanded indemnification from GenCorp. This demand was denied and the dispute was submitted to binding arbitration. On May 26, 2004, the arbitrator ruled in favor of OMNOVA and ordered GenCorp, among other things, to indemnify and hold harmless OMNOVA from the claims in the Wotus litigation. OMNOVA does not expect to incur any liability or any further costs in connection with this matter.

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

Note K – Business Segment Information (Continued)

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

Note K – Business Segment Information (Continued)

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs relating to operations. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and amortization of deferred financing costs. The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated profit (loss) before taxes.

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$58.9	$52.0	$110.9	$98.9
Specialty Chemicals	32.7	31.0	60.9	58.8

Total Performance Chemicals	$91.6	$83.0	$171.8	$157.7

Decorative Products
Commercial Wallcoverings	$28.4	$29.5	$55.0	$56.2
Coated Fabrics	24.9	22.7	44.8	42.9
Decorative Laminates	16.6	17.7	29.8	33.1

Total Decorative Products	$69.9	$69.9	$129.6	$132.2

Building Products	$28.0	$23.7	$48.0	$40.1

Total Net Sales	$189.5	$176.6	$349.4	$330.0

Segment Operating Profit (Loss)
Performance Chemicals
Operating profit	$4.7	$2.2	$6.6	$3.7
Restructuring and severance	—	(.2)	—	(.4)

Performance Chemicals segment operating profit	4.7	2.0	6.6	3.3

Decorative Products
Operating profit (loss)	$3.4	$1.2	$2.8	$(1.8)
Restructuring and severance	(.1)	.2	(.4)	(.6)

Decorative Products segment operating profit (loss)	3.3	1.4	2.4	(2.4)

Building Products
Operating profit	$.7	$.7	$1.4	$.5
Restructuring and severance	—	—	—	—

Building Products segment operating profit	.7	.7	1.4	.5

Total Segment Operating Profit	$8.7	$4.1	$10.4	$1.4
Interest expense	(5.1)	(2.9)	(10.3)	(4.9)
Corporate expense	(3.2)	(3.1)	(5.5)	(5.4)
Restructuring and severance	—	—	—	(.1)
Deferred financing cost write-off	—	(3.1)	—	(3.1)

Income (Loss) Before Taxes	$.4	$(5.0)	$(5.4)	$(12.1)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations Three and Six Months Ended May 31, 2004 and 2003

The Company is an innovator of emulsion polymers and specialty chemicals, decorative and functional surfaces and single-ply roofing systems for a variety of commercial, industrial and residential end uses. The Company operates in three reportable business segments: Performance Chemicals, Decorative Products and Building Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, non-wovens, household scrub pads, textiles, construction, floor care, tape, tires, plastic parts and various other specialty chemical applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and industrial films. These products are used in numerous applications, including building refurbishment and remodeling, new construction, furniture, cabinets, transportation, manufactured housing, retail display, consumer electronics, flooring and home furnishings. The Building Products segment provides single-ply roofing systems for the replacement and new commercial roofing markets. The roofing systems are used for various structures including office complexes, shopping malls, stadiums, schools, manufacturing and warehouse facilities and government buildings.

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

The Company’s net sales for the three months ended May 31, 2004 were $189.5 million compared to $176.6 million for the three months ended May 31, 2003. The Company’s Performance Chemicals and Building Products segments experienced a 10.4 percent and 18.1 percent revenue increase, respectively, while the Decorative Products segment’s revenue was flat. Sales for the six months ended May 31, 2004 increased 5.9 percent to $349.4 million from $330.0 for the six months ended May 31, 2003. For the first half of fiscal 2004, the Performance Chemicals segment and the Building Products segment sales increased 8.9 percent and 19.7 percent, respectively. These increases were offset slightly by a decrease in Decorative Products’ sales of 2.0 percent as compared to the equivalent period in fiscal 2003.

The Company’s segment operating profit increased 112 percent to $8.7 million for the three months ended May 31, 2004 compared to $4.1 million for the three months ended May 31, 2003. Included in segment operating profit for the three months ended May 31, 2004 were restructuring and severance charges of $0.1 million related to restructuring activities in fiscal 2003. Excluding these charges, the segment operating profit was $8.8 million for the three months ended May 31, 2004 compared to $4.1 million for the three months ended May 31, 2003. Operating margins for the three months ended May 31, 2004, excluding these items, improved in fiscal 2004 to 4.6 percent from 2.3 percent in fiscal 2003.

Similarly, the Company’s segment operating profit increased 643 percent to $10.4 million for the six months ended May 31, 2004 compared to $1.4 million for the six months ended May 31, 2003. Included in segment operating profit for the six months ended May 31, 2004 and 2003, were restructuring and severance charges of $0.4 million and $1.0 million, respectively, resulting from restructuring actions initiated in fiscal 2003 that included a reduction in workforce program and relocation of a design facility. Excluding these items, segment operating profit for the six months ended May 31, 2004 was $10.8 million, as compared to $2.4 million for the same period a year ago. Operating margins for the six months ended May 31, 2004, excluding these items, improved to 3.1 percent from 0.7 percent for the six months ended May 31, 2003.

Net sales for Performance Chemicals for the three months ended May 31, 2004 increased 10.4 percent to $91.6 million compared to $83.0 million for the three months ended May 31, 2003. The increase resulted from product pricing actions of $2.7 million and volume increases of $5.9 million. Sales for the Paper and Carpet Chemicals product line increased 13.3 percent to $58.9 million during the second quarter of fiscal 2004 from $52.0 million during the second quarter of fiscal 2003 based on strong customer demand, new product introductions and increased market penetration. Sales for the Specialty Chemicals product line increased 5.5 percent to $32.7 million during the second quarter of fiscal 2004 compared to $31.0 million during the second quarter of fiscal 2003 based on increased demand in non-wovens, tire cord and adhesive/tape products. The increases were offset somewhat from sales declines in textiles and coatings/graphics products.

Performance Chemicals segment operating profit for the three months ended May 31, 2004 was $4.7 million compared to $2.0 million for the three months ended May 31, 2003. Included in segment operating profit for the three months ended May 31, 2003 was a restructuring and severance charge of $0.2 million associated with a workforce reduction program. Excluding this restructuring and severance charge, segment operating profit was $4.7 million for the three months ended May 31, 2004 compared to $2.2 million for the three months ended May 31, 2003. The increase was due to product pricing actions and volume increases that resulted in an additional $4.8 million of operating profit, which was offset primarily by higher raw material costs of $2.3 million. Excluding the restructuring and severance charges, operating margins improved to 5.1 percent for the three months ended May 31, 2004 from 2.7 percent for the three months ended May 31, 2003.

For the six months ended May 31, 2004, sales increased 8.9 percent to $171.8 million from $157.7 million for the six months ended May 31, 2003. The Paper and Carpet Chemicals product line increased 12.1 percent to $110.9 million for the first half of fiscal 2004 compared to $98.9 million for the first half of fiscal 2003. The Specialty Chemicals product line increased 3.6 percent to $60.9 million for the six months ended fiscal 2004 compared to $58.8 million for the six months ended May 31, 2003. The segment’s sales trends for the six month period ended May 31, 2004 and May 31, 2003 were consistent with the second quarter ended May 31, 2004.

The segment generated an operating profit of $6.6 million for the six month period ended May 31, 2004 compared to $3.3 million for the six month period ended May 31, 2003. Included in segment operating profit for the six months ended May 31, 2003 was a restructuring and severance charge of $0.4 million for a reduction in workforce program. Excluding these restructuring and severance charges, segment operating profit increased to $6.6 million for the six months ended May 31, 2004 from $3.7 million in the first half of fiscal 2003. Excluding the restructuring and severance charges, operating margins improved to 3.8 percent for the six months ended May 31, 2004 from 2.3 percent for the six months ended May 31, 2003. The increase in operating margins was attributable to strong demand and pricing actions that were offset by raw material price increases of $5.5 million.

Net sales for the Decorative Products segment were $69.9 million for the three months ended May 31, 2004 equaling sales for the three months ended May 31, 2003, which included $1.4 million of sales from the heat transfer business that the Company exited in the fourth quarter of fiscal 2003. Sales for the Commercial Wallcovering product line declined 3.7 percent to $28.4 million in the second quarter of fiscal 2004 from $29.5 million in the second quarter ended fiscal 2003 on continued soft demand in the corporate office sector. Sales were positively impacted $1.6 million by favorable foreign exchange rates for the British Pound Sterling during the second quarter of fiscal 2004. Sales for the Coated Fabrics product line increased 9.7 percent to $24.9 million for the second quarter of fiscal 2004 from $22.7 million for the second quarter of fiscal 2003. The increase resulted from new product introductions and increased customer penetration in the marine and automotive aftermarket areas. The product line also benefited from higher sales in industrial films as several competitors exited this business. Sales for the Decorative Laminates product line decreased 6.2 percent to $16.6 million during the second quarter of fiscal 2004 from $17.7 million for the second quarter of fiscal 2003. The decrease resulted from the Company exiting the heat transfer business in the fourth quarter of fiscal 2003, which accounted for $1.4 million of the sales in the second quarter of fiscal 2003.

Decorative Products segment operating profit for the three months ended May 31, 2004 was $3.3 million compared to $1.4 million for the three months ended May 31, 2003. Included in segment operating profit for the three months ended May 31, 2004 was a restructuring and severance charge of $0.1 million associated with a reduction in workforce program initiated in fiscal 2003. Included in segment operating profit for the three months ended May 31, 2003 was income of $0.2 resulting from the gain on the sale of a design center offset by severance charges from a reduction in workforce program. Excluding these restructuring and severance charges, segment operating profit was $3.4 million for the three months ended May 31, 2004 compared to $1.2 million for the three months ended May 31, 2003. Excluding these items operating margins improved to 4.9 percent for the three months ended May 31, 2004 from 1.7 percent for the three months ended May 31, 2003. The improvement in operating margins resulted from reduced operating costs of $2.8 million, $0.2 million of product pricing actions offset by $0.8 million of volume declines, mix of products sold and foreign currency exchange rates.

For the six months ended May 31, 2004, sales decreased 2.0 percent to $129.6 million from $132.2 million for the six months ended May 31, 2003, which included $3.3 million of sales from the heat transfer business that the Company exited in the fourth quarter of fiscal 2003. Sales for Commercial Wallcovering for first half of fiscal 2004 declined 2.1 percent to $55.0 million from $56.2 for the first half of fiscal 2003. Sales were positively impacted $3.1 million by favorable foreign exchange rates for the British Pound Sterling during the first half of fiscal 2004. The overall decline was the result of continued soft demand in the corporate office sector. The Coated Fabrics product line increased 4.4 percent to $44.8 million for the first half of fiscal 2004 compared to $42.9 million for the first half of fiscal 2003 based on strong demand in industrial films, pool liner, marine and auto aftermarket products. The Decorative Laminates product line sales decreased 10.0 percent to $29.8 million for the first half of fiscal 2004 from $33.1 million for the first half of fiscal 2003. The decline was primarily due to the exiting of the heat transfer business in the fourth quarter of fiscal 2003, which accounted for $3.3 million of sales in the first half of fiscal 2003.

The segment generated an operating profit of $2.4 million for the six month period ended May 31, 2004 compared to an operating loss of $2.4 million for the six month period ended May 31, 2003. Included in segment operating profit for the six months ended May 31, 2004 and 2003, was a restructuring and severance charge of $0.4 million and $0.6 million, respectively, for severance costs related to a reduction in workforce program initiated in fiscal 2003. Excluding these restructuring and severance charges, segment operating profit increased to $2.8 million for the six months ended May 31, 2004 from a loss of $1.8 million in the first half of fiscal 2003. The increase resulted from a reduction of operating costs of $5.8 million resulting from restructuring initiatives in fiscal 2003, $0.3 million of product pricing increases offset by $1.5 million related to volume declines, mix of product sold and foreign currency exchange rates. Excluding these restructuring and severance items, operating margins improved to 2.2 percent for the six months ended May 31, 2004 from (1.4) percent for the six months ended May 31, 2003.

Net sales for Building Products for the three months ended May 31, 2004 increased 18.1 percent to $28.0 million compared to $23.7 million for the three months ended May 31, 2003. The increase resulted mainly from refurbishment sales as pent up demand from delayed roofing projects were realized in the second quarter of fiscal 2004. Segment operating profit for the three months ended May 31, 2004 and 2003 was $0.7 million. Higher sales volumes, improved manufacturing efficiencies, and improved margins from new product introductions were offset by higher warranty and raw material costs. Operating margins declined to 2.5 percent for the three months ended May 31, 2004 from 3.0 percent for the three months ended May 31, 2003.

Similarly, for the six months ended May 31, 2004, sales increased 19.7 percent to $48.0 million from $40.1 million for the six months ended May 31, 2003. The segment generated an operating profit of $1.4 million for the six month period ended May 31, 2004 compared to $0.5 million for the six month period ended May 31, 2003. The increase resulted from strong volumes and mix of product sold of $1.6 million, manufacturing improvements of $0.6 million offset by increased raw material, shipping and warranty costs of $1.3 million. Operating margins improved to 2.9 percent for the six months ended May 31, 2004 from 1.3 percent for the three months ended May 31, 2003.

For the three months ended May 31, 2004 cost of goods sold increased $8.6 million to $141.7 million from $133.1 million for the three months ended May 31, 2003. The increase related to higher sales volumes as well as raw material increases of $3.0 million, resulting from continued inflation in oil and natural gas feedstock costs. The increases were offset by improvements in manufacturing productivity and lower discretionary spending. Similarly, for the six months ended May 31, 2004, cost of goods sold increased $13.5 million to $262.0 million from $248.5 million for the six months ended May 31, 2003.

Selling, general and administrative costs were $36.0 million for the three months ended May 31, 2004 compared to $34.8 million for the three months ended May 31, 2003. As a percentage of sales, these costs declined to 19.0 percent of sales from 19.7 percent of sales for the three months ended May 31, 2004 and 2003, respectively. Selling, general and administrative costs were $69.1 million for the six months ended May 31, 2004 compared to $68.9 million for the six months ended May 31, 2003. As a percentage of sales for the six months ended May 31, 2004 and 2003, selling, general and administrative costs were 19.8 percent and 20.9 percent, respectively.

Depreciation and amortization decreased 16.2 percent to $5.7 million for the three months ended May 31, 2004 from $6.8 million for the three months ended May 31, 2003. The decrease over the prior period resulted primarily from intangible asset write-downs in the fourth quarter of fiscal 2003. Similarly, for the six months ended May 31, 2004 and 2003, depreciation and amortization was $11.5 million and $13.6 million, respectively.

Interest expense for the three months ended May 31, 2004 was $5.1 million compared to $2.9 million for the three months ended May 31, 2003. The increase was primarily due to higher borrowing rates from the Company’s refinancing actions at the end of the second quarter of fiscal 2003. The higher borrowing rates caused interest expense to increase to $10.3 million for the six months ended May 31, 2004 compared to $4.9 million for the six months ended May 31, 2003. As a result of the refinancing, the Company wrote-off $3.1 million of deferred financing costs in the second quarter of fiscal 2003.

Other expense for the three months ended May 31, 2004 declined to $0.5 million from $0.9 million for the three months ended May 31, 2003. The decrease resulted from better operating results from the Company’s Asian joint ventures. For the six months ended May 31, 2004, other expense declined to $1.5 million from $2.0 million for the six months ended May 31, 2003.

For the three months ended May 31, 2004, net income was negatively impacted by increased pension and postretirement medical expense of $0.7 million compared to the three months ended May 31, 2003. These additional costs were classified as cost of goods sold and selling, general and administrative costs. Similarly, for the six months ended May 31, 2004, these expenses increased $1.3 million compared to the six months ended May 31, 2003.

The Company recorded a tax provision of $0.1 million for the three and six months ended May 31, 2004 for anticipated foreign taxes, which are due to local filing requirements. The Company does not anticipate recording either a tax benefit or provision in 2004 due to previously recording a valuation allowance against the Company’s deferred tax assets except for foreign taxes. The benefit in 2003 was due to a refund related to the carryback of foreign net operating losses that had not previously been recognized, offset mainly by foreign withholding taxes.

As of May 31, 2004 working capital items were higher than at November 30, 2003 due to increased volumes, product pricing actions and higher raw material feedstock costs.

Financial Resources and Capital Spending

Cash flow provided by operating activities for the first six months of fiscal 2004 was $1.3 million compared to cash flow used in operations of $57.2 million in the first six months of fiscal 2003. The change was primarily related to better operating results and the termination of the receivable sale facility in fiscal 2003. For the first six months of fiscal 2004, $3.8 million was used for investing activities for capital expenditures. For the same period a year ago, $2.7 million was used for investing activities which consisted of capital expenditures of $4.6 million, offset by the proceeds of $1.9 million from the sale of a design facility. For the first six months of fiscal 2004, $1.1 million was provided by financing activities compared to $58 million provided by financing activities for the same period a year ago. The change was primarily related to the termination of the receivable sale facility.

As described in Note C to the Unaudited Interim Condensed Consolidated Financial Statements, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. Interest on the Notes will be paid semi-annually on June 1st and December 1st, and commenced on December 1, 2003. The Company used the proceeds from this offering to repay outstanding amounts under its then existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses. In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the lender’s prime rate and the Federal Funds Effective rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.75% at May 31, 2004. The eurodollar rate is a periodic fixed rate equal to LIBOR.

The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.25% at May 31, 2004. The Facility’s average borrowing rate at May 31, 2004 was 5.0%. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.625% at May 31, 2004. The Company’s total debt outstanding at May 31, 2004 was $193.6 million and at May 31, 2004, the unused and available balance under the Facility was $36.6 million.

Based upon current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with borrowings that will be available under the Facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs, for the next twelve months. Currently, a portion of the Company’s long-term debt bears interest at variable rates; therefore, the Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Condensed Consolidated Balance Sheet as of May 31, 2004 reflects reserves for environmental remediation of $0.7 million. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters. However, there can be no assurance that future costs and liabilities will not exceed the Company’s reserves or be material.

Employee Matters

The Company employs approximately 2,100 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 30 percent of the Company’s employees are covered by collective bargaining agreements. Approximately 550 employees were covered by four separate collective bargaining agreements due to expire prior to November 30, 2004. The Company has completed negotiations related to three of those labor agreements covering approximately 390 employees. Negotiations for the contract ending September 1, 2004 are pending. This contract covers approximately 160 employees. The Company will negotiate in good faith with the union to reach a mutually acceptable labor agreement. However, as with any labor negotiation in difficult market conditions, the expiration of this labor agreement presents an increased risk of a labor dispute.

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

Factors that may cause actual results to differ from expected results include, among others:

•	General economic trends affecting OMNOVA Solutions’ end-use markets;

•	Raw material prices for petrochemicals and chemical feedstocks, including styrene, butadiene and polyvinyl chloride;

•	Prolonged work stoppage due to one labor agreement that expires in 2004;

•	Acts of war or terrorism;

•	Competitive pressure on pricing;

•	Ability to develop successful new products;

•	Customer and/or competitor consolidation;

•	Customer ability to compete against increased foreign competition;

•	Operational issues at the Company’s facilities;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Governmental and regulatory policies;

•	Rapid increases in health care costs;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	The Company’s strategic alliance and acquisition activities; and

•	Substantial debt and leverage and the ability to service that debt.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note C to the Unaudited Interim Condensed Consolidated Financial Statements, a portion of the Company’s debt, $26.7 million at May 31, 2004, which is the debt under the senior secured revolving credit facility, matures in the year 2006 and is variable. The average variable interest rate applicable to this debt was 5.0 percent as of May 31, 2004. Based on debt levels as of May 31, 2004, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.3 million annually. The three-year senior secured revolving credit facility bears interest at variable rates and therefore, its carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. The Company has experienced an accumulated gain of $0.9 million as of May 31, 2004 primarily due to the favorable currency conversion of the British Pound Sterling. The impact on Shareholders’ Equity during the second quarter of fiscal 2004 was a $1.0 million loss. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2004, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective. Further, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 12, 2000, a group of former GenCorp Inc. employees who retired from GenCorp facilities filed a purported class action lawsuit in Federal District Court for the Northern District of Ohio against GenCorp Inc. and the Company, and certain retiree medical plans of both companies, seeking certain retiree medical benefits (Wotus litigation). The retirees seek to certify a class consisting of all eligible retirees from 12 plants formerly represented by the United Rubber Workers. Plaintiffs’ claims are based primarily on certain GenCorp labor agreements, which expired in the mid-1990’s or earlier, and GenCorp’s adoption of a replacement retiree health care plan that capped benefit levels. The Court has denied plaintiffs motion to certify a class and plaintiffs have appealed this ruling. The Company believes that it has meritorious defenses to this lawsuit. In addition, the Company had previously demanded indemnification from GenCorp. This demand was denied and the dispute was submitted to binding arbitration. On May 26, 2004, the arbitrator ruled in favor of OMNOVA and ordered GenCorp, among other things, to indemnify and hold harmless OMNOVA from the claims in the Wotus litigation. OMNOVA does not expect to incur any liability or any further costs in connection with this matter.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on March 25, 2004, holders of OMNOVA Solutions Common Stock elected David J. D’Antoni, Diane E. McGarry and Steven W. Percy as directors to serve three-year terms expiring in 2007.

Shareholders also ratified the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for fiscal 2004.

Following is the final result of the votes cast:

a) Election of Directors:

	For	Withheld	Broker Non-votes
David J. D’Antoni	36,348,215	1,019,953	-0-
Diane E. McGarry	35,749,853	1,618,315	-0-
Steven W. Percy	35,748,576	1,619,592	-0-

b) Ratification of the appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm:

For: 35,805,782	Against: 1,514,886	Abstain: 47,500	Broker Non-votes:-0-

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

b) Reports on Form 8-K

OMNOVA Solutions furnished a report on Form 8-K on March 23, 2004, incorporating its press release dated March 22, 2004, announcing the Company’s results for the fiscal quarter ended February 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date: July 8, 2004	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: July 8, 2004	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Business Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.