Form 10-Q
period 2004-08-31
OMNOVA SOLUTIONS INC
filed 2004-10-05
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2004

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

At September 30, 2004, there were 40,598,800 outstanding shares of OMNOVA Solutions’

Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net Sales	$202.3	$176.8	$551.7	$506.8

Costs and Expenses
Cost of goods sold	159.5	134.8	421.5	383.3
Selling, general and administrative	35.4	34.0	104.5	102.9
Depreciation and amortization	5.7	6.7	17.2	20.3
Interest expense	5.2	5.3	15.5	10.2
Other expense	.7	.2	2.2	2.2
Restructuring and severance	—	6.2	.4	7.3
Deferred financing cost write-off	—	—	—	3.1

	206.5	187.2	561.3	529.3

Loss Before Income Taxes	(4.2)	(10.4)	(9.6)	(22.5)
Income tax expense	—	.2	.1	—

Net Loss	$(4.2)	$(10.6)	$(9.7)	$(22.5)

Basic and Diluted Loss Per Share
Net Loss Per Basic and Diluted Share	$(.10)	$(.27)	$(.24)	$(.56)

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 31, 2004	November 30, 2003
	(Dollars in millions)
ASSETS:
Current Assets
Cash and cash equivalents	$13.3	$14.1
Accounts receivable, net	107.6	97.4
Inventories	54.1	45.1
Deferred income taxes	4.2	4.2
Prepaid expenses and other	2.6	3.8

Total Current Assets	181.8	164.6

Property, plant and equipment	451.0	445.0
Accumulated depreciation	(284.7)	(270.7)

	166.3	174.3
Trademarks and other intangible assets, net	14.2	15.4
Prepaid pension	57.3	57.5
Other assets	24.4	27.1

Total Assets	$444.0	$438.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$.2	$—
Accounts payable	97.9	72.1
Accrued payroll and personal property taxes	14.3	12.8
Accrued interest	4.8	9.7
Other current liabilities	17.6	20.4

Total Current Liabilities	134.8	115.0

Long-term debt	185.2	192.2
Postretirement benefits other than pensions	48.1	48.8
Deferred income taxes	4.2	4.2
Other liabilities	10.8	11.0

Shareholders’ Equity
Preference stock - $1.00 par value; 15.0 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135.0 million shares authorized; 42.3 million shares and 41.9 million shares issued as of August 31, 2004 and November 30, 2003, respectively; 40.5 million shares and 40.0 million shares outstanding as of August 31, 2004 and November 30, 2003, respectively	4.2	4.2
Additional contributed capital	310.1	309.3
Retained deficit	(241.5)	(231.8)
Treasury stock at cost; 1.8 million shares and 1.9 million shares as of August 31, 2004 and November 30, 2003, respectively	(12.0)	(12.7)
Accumulated other comprehensive income (loss)	.1	(1.3)

Total Shareholders’ Equity	60.9	67.7

Total Liabilities and Shareholders’ Equity	$444.0	$438.9

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended August 31,
	2004	2003
	(Dollars in millions)
Operating Activities
Net loss	$(9.7)	$(22.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and (gain)/loss on sale of fixed assets	17.3	19.1
Write-off of deferred financing costs	—	3.1
Write-down of fixed assets and intangible assets	—	5.2
Changes in operating assets and liabilities:
Current assets	(17.3)	(64.7)
Current liabilities	20.0	1.7
Other non-current assets	2.7	(.9)
Other non-current liabilities	(.7)	(1.3)

Net Cash Provided By (Used In) Operating Activities	12.3	(60.3)

Investing Activities
Capital expenditures	(7.1)	(6.3)
Proceeds from asset dispositions	—	1.9

Net Cash Used in Investing Activities	(7.1)	(4.4)

Financing Activities
Long-term debt incurred	510.2	302.9
Long-term debt paid	(517.3)	(382.9)
Issuance of notes	—	165.0
Payments on short-term debt, net	—	(6.0)
Other	.7	(7.5)

Net Cash (Used In) Provided By Financing Activities	(6.4)	71.5
Effect of exchange rate changes on cash	.4	.1

Net (Decrease) Increase In Cash And Cash Equivalents	(.8)	6.9
Cash and cash equivalents at beginning of year	14.1	8.4

Cash And Cash Equivalents At End Of Period	$13.3	$15.3

Supplemental Cash Flows Information
Cash paid:
Interest	$20.4	$5.3
Income taxes	$—	$—

See notes to the unaudited interim condensed consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2004

Note A – Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (OMNOVA Solutions or the Company) Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

The balance sheet at November 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

All normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and nine month periods ended August 31, 2004 and 2003 have been reflected. The results of operations for the three and nine month periods ended August 31, 2004 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

(Dollars in millions)	August 31, 2004	November 30, 2003
Raw materials and supplies	$17.9	$16.3
Work-in-process	3.9	2.4
Finished products	62.6	56.1

Approximate replacement cost of inventories	84.4	74.8
LIFO reserve	(15.6)	(15.6)
Other reserves	(14.7)	(14.1)

Inventories	$54.1	$45.1

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

In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet certain financial covenants relating to minimum excess availability and a fixed charge coverage ratio. On November 19, 2003, the Company amended the aforementioned Facility to exclude certain non-cash charges, incurred during the fourth quarter of fiscal 2003, when calculating the fixed charge coverage ratio. The amendment did not have an impact on the borrowing base or lending rates of the agreement. At August 31, 2004, the Company was in compliance with all debt covenants.

Note C – Long-Term Debt and Credit Lines (Continued)

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.75% at August 31, 2004. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.25% at August 31, 2004. The Facility’s average borrowing rate at August 31, 2004 was 5.1%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.625% at August 31, 2004.

At August 31, 2004, the amount borrowed and the unused and available balance under the Facility were $18.6 million and $47.4 million, respectively. The Company had $3.9 million of standby letters of credit outstanding as of August 31, 2004.

Note D – Product Warranties

The Company provides product warranties on its roofing products. The Company’s policy for product warranties is to review the warranty reserve on an on-going basis for specifically identified or new matters and to perform a detailed study of the reserve on a semi-annual basis to adjust for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical warranty costs and failure rates. A change in these factors could result in a significant change in the reserve balance.

The reconciliation of the warranty reserve for the three and nine month periods ended August 31, 2004 and 2003 is as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2004	2003	2004	2003
Beginning balance	$10.9	$13.7	$11.7	$14.3
Warranty provision	2.5	1.2	5.0	3.0
Warranty payments	(2.1)	(2.4)	(5.4)	(4.8)

Ending balance	$11.3	$12.5	$11.3	$12.5

Note E – Loss Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted loss per share and the computation of basic and diluted loss per share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
	(Dollars in millions, except per share data)
Numerator
Net loss	$(4.2)	$(10.6)	$(9.7)	$(22.5)

		(Shares in millions)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	40.2	40.0	40.1	39.9
Effect of dilutive employee stock options	—	—	—	—
Effect of restricted stock	—	—	—	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	40.2	40.0	40.1	39.9

Basic and Diluted Loss Per Share
Net loss per basic and diluted share	$(.10)	$(.27)	$(.24)	$(.56)

Note F – Stock-Based Employee Compensation

The following table displays a reconciliation of accounting under the intrinsic value method under APB 25 as compared to the fair value method under SFAS 123 for the three and nine month periods ended August 31, 2004 and 2003:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions, except per share data)	2004	2003	2004	2003
Net loss as reported	$(4.2)	$(10.6)	$(9.7)	$(22.5)

Add: Stock-based employee compensation expense included in reported net loss, net of tax	.1	—	.2	—
Deduct: Stock-based compensation under fair value method, net of tax	(.6)	(.7)	(1.9)	(2.1)

Pro forma net loss including stock-based compensation cost under fair value method	$(4.7)	$(11.3)	$(11.4)	$(24.6)

Basic and diluted loss per share as reported	$(.10)	$(.27)	$(.24)	$(.56)

Pro forma basic and diluted loss per share	$(.12)	$(.28)	$(.28)	$(.61)

Note G – Comprehensive Loss

The components of total comprehensive loss were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2004	2003	2004	2003
Net loss	$(4.2)	$(10.6)	$(9.7)	$(22.5)
Foreign currency translation adjustment, net of tax	(.8)	(1.7)	1.4	(2.1)

Comprehensive loss	$(5.0)	$(12.3)	$(8.3)	$(24.6)

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

Three months ended August 31, 2004 and 2003:

	Pension Plans		Health Care Plans
	2004	2003	2004	2003
	(Dollars in millions)
Service costs	$1.4	$1.2	$.1	$.2
Interest costs	2.9	2.8	.8	.9
Expected return on assets	(4.5)	(4.9)	—	—
Amortization of prior service costs	.2	.3	(.1)	(.1)

Net periodic cost (benefit)	$—	$(.6)	$.8	$1.0

Nine months ended August 31, 2004 and 2003:

	Pension Plans		Health Care Plans
	2004	2003	2004	2003
	(Dollars in millions)
Service costs	$4.4	$3.6	$.3	$.4
Interest costs	8.7	8.5	2.3	2.7
Expected return on assets	(13.5)	(14.6)	—	—
Amortization of prior service costs	.6	.7	(.3)	(.1)

Net periodic cost (benefit)	$.2	$(1.8)	$2.3	$3.0

Based on asset performance, interest rate and discount rate assumptions, the Company does not anticipate that a cash contribution to the pension fund will be required prior to 2008. However, this funding analysis is highly sensitive to changes in these assumptions and such changes may accelerate or delay a requirement to make a cash contribution.

Note H – Employee Benefit Plans (Continued)

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). In January 2004, the Financial Accounting Standards Board (FASB) issued Financial Staff Position No. 106-1 (FSP FAS 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP). The FASB is in the process of amending the FSP by issuing proposed FSP 106-b. The FSP is effective for the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company is continuing to evaluate the effects of the Medicare Act on its existing postretirement health care plans. The Company does not believe that its existing postretirement health care plans qualify for the subsidy under the Medicare Act. As such, the net periodic cost above does not reflect any amount associated with a potential subsidy under the Medicare Act.

The Company sponsors a defined contribution pension plan. Participation in this plan is available to substantially all U.S. based salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the employees’ union contract. The Company temporarily froze matching contributions for its salaried workforce in calendar year 2003, but reinstated the match in January 2004.

The Company also contributes to a defined contribution pension plan for its U.K. employees. The Company contributes a percentage of the employees’ wages depending upon the age of the employee.

The following table summarizes the Company’s contributions to its defined contribution plans.

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2004	2003	2004	2003
Domestic	$ .4	$ .1	$ 1.1	$ .4
Foreign	.1	.1	.5	.5

Total	$ .5	$ .2	$ 1.6	$ .9

Note I – Restructuring and Severance

In fiscal 2003, the Company recorded $9.0 million of restructuring and severance charges primarily in connection with exiting its heat transfer business and other workforce reduction initiatives. For the nine months ended August 31, 2004, the Company recorded $0.4 million of severance expense related to these actions. No amounts were recorded for the three months ended August 31, 2004.

The following table summarizes the Company’s reserves related to severance activities:

		Three months ended August 31, 2004
(Dollars in millions)	May 31, 2004	Provision	Payments	August 31, 2004
Performance Chemicals	$—	$—	$—	$—
Decorative Products	.6	—	.3	.3
Building Products	—	—	—	—
Corporate	.1	—	—	.1

Total	$.7	$—	$.3	$.4

Note I – Restructuring and Severance (Continued)

The remaining severance obligations will be paid in accordance with the provisions of the employees’ severance agreements. Severance payments are expected to be complete by the end of the second quarter of fiscal 2005. As of August 31, 2004, $4.4 million of severance expense and $4.0 million of payments have been incurred related to restructuring activities initiated in 2003. For the nine months ended August 31, 2004, $0.4 million of severance expense has been recognized and $1.7 million of payments have been made. The Company does not anticipate recording any additional severance expense associated with the aforementioned reduction in workforce program.

During the third quarter of fiscal 2003, the Company recorded a $6.2 million restructuring and severance expense, primarily for asset write-downs associated with exiting the heat transfer business.

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

The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, and fluorochemical chemistries. The segment’s custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, non-wovens, textiles, construction, floor care, tape, tires, plastic parts and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance.

Note K – Business Segment Information (Continued)

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for non-wovens (such as diapers, engine filters, resilient flooring, roofing mat and household scrub pads), floor polish, tape, adhesives, tire cord, textiles, plastic part coatings and construction products.

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

Note K – Business Segment Information (Continued)

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs relating to operations. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and amortization of deferred financing costs. The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated (loss) before taxes.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$67.0	$56.0	$177.9	$154.9
Specialty Chemicals	33.2	29.5	94.1	88.3

Total Performance Chemicals	$100.2	$85.5	$272.0	$243.2

Decorative Products
Commercial Wallcoverings	$29.1	$25.9	$84.1	$82.1
Coated Fabrics	23.8	21.5	68.6	64.4
Decorative Laminates	14.2	15.0	44.0	48.1

Total Decorative Products	$67.1	$62.4	$196.7	$194.6

Building Products	$35.0	$28.9	$83.0	$69.0

Total Net Sales	$202.3	$176.8	$551.7	$506.8

Segment Operating Profit (Loss)
Performance Chemicals
Operating profit	$2.9	$5.4	$9.5	$9.1
Restructuring and severance	—	—	—	(.4)

Performance Chemicals segment operating profit	2.9	5.4	9.5	8.7

Decorative Products
Operating (loss) profit	$(.3)	$(3.3)	$2.5	$(5.1)
Restructuring and severance	—	(6.2)	(.4)	(6.7)

Decorative Products segment operating (loss) profit	(.3)	(9.5)	2.1	(11.8)

Building Products
Operating profit	$.7	$1.1	$2.1	$1.6
Restructuring and severance	—	—	—	(.1)

Building Products segment operating profit	.7	1.1	2.1	1.5

Total Segment Operating Profit (Loss)	$3.3	$(3.0)	$13.7	$(1.6)
Interest expense	(5.2)	(5.3)	(15.5)	(10.2)
Corporate expense	(2.3)	(2.1)	(7.8)	(7.5)
Restructuring and severance	—	—	—	(.1)
Deferred financing cost write-off	—	—	—	(3.1)

Loss Before Taxes	$(4.2)	$(10.4)	$(9.6)	$(22.5)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations Three and Nine Months Ended August 31, 2004 and 2003

The Company is an innovator of emulsion polymers and specialty chemicals, decorative and functional surfaces and single-ply roofing systems for a variety of commercial, industrial and residential end uses. The Company operates in three reportable business segments: Performance Chemicals, Decorative Products and Building Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, non-wovens, textiles, construction, floor care, tape, tires, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and industrial films. These products are used in numerous applications, including building refurbishment and remodeling, new construction, furniture, cabinets, transportation, manufactured housing, retail display, consumer electronics, flooring and home furnishings. The Building Products segment provides single-ply roofing systems for the replacement and new commercial roofing markets. The roofing systems are used for various structures including office complexes, shopping malls, stadiums, schools, manufacturing and warehouse facilities and government buildings.

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

The Company’s net sales for the three months ended August 31, 2004 were $202.3 million, a 14.4 percent improvement, compared to $176.8 million for the three months ended August 31, 2003. All three of the Company’s segments experienced revenue growth during the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Contributing to the sales increase in the quarter were volume improvements of $16.7 million and additional pricing of $6.7 million. Sales for the nine months ended August 31, 2004 increased 8.9 percent to $551.7 million from $506.8 million for the nine months ended August 31, 2003. For the first nine months of fiscal 2004, the Performance Chemicals segment and the Building Products segment sales increased 11.8 percent and 20.3 percent, respectively. The Decorative Products’ segment sales were relatively flat compared to the equivalent period in fiscal 2003.

The Company’s segment operating profit increased to $3.3 million for the three months ended August 31, 2004 compared to a loss of $(3.0) million for the three months ended August 31, 2003. Included in segment operating profit for the three months ended August 31, 2003 were restructuring and severance charges of $6.2 million related to asset write-downs associated with exiting the heat transfer business in fiscal 2003. Excluding these charges, the segment operating profit was $3.2 million for the three months ended August 31, 2003. Operating margins for the three months ended August 31, 2004, excluding these items, declined in fiscal 2004 to 1.6 percent from 1.8 percent in fiscal 2003.

Similarly, the Company’s segment operating profit increased to $13.7 million for the nine months ended August 31, 2004 compared to a loss of $(1.6) million for the nine months ended August 31, 2003. Included in segment operating profit for the nine months ended August 31, 2004 and 2003, were restructuring and severance charges of $0.4 million and $7.2 million, respectively, resulting from restructuring actions initiated in fiscal 2003 that included asset write-downs related to exiting the heat transfer business, a reduction in workforce program and relocation of a design facility. Excluding these items, segment operating profit for the nine months ended August 31, 2004 was $14.1 million, as compared to $5.6 million for the same period a year ago. Operating margins for the nine months ended August 31, 2004, excluding these items, improved to 2.6 percent from 1.1 percent for the nine months ended August 31, 2003.

Net sales for Performance Chemicals for the three months ended August 31, 2004 increased 17.2 percent to $100.2 million compared to $85.5 million for the three months ended August 31, 2003. The increase resulted from product pricing actions of $5.6 million and volume increases of $9.1 million. Sales for the Paper and Carpet Chemicals product line increased 19.6 percent to $67.0 million during the third quarter of fiscal 2004 from $56.0 million during the third quarter of fiscal 2003 based on strong customer demand, new product introductions and increased market penetration and higher average unit selling price. Sales for the Specialty Chemicals product line increased 12.5 percent to $33.2 million during the third quarter of fiscal 2004 compared to $29.5 million during the third quarter of fiscal 2003 based on increased demand in non-wovens, tire cord, floor care and adhesive/tape products and higher pricing. The increases were offset partially by sales declines in textiles and coatings/graphics products.

Performance Chemicals segment operating profit for the three months ended August 31, 2004 was $2.9 million compared to $5.4 million for the three months ended August 31, 2003. The decrease was primarily due to a significant increase in raw material costs of $11.8 million, partially offset by volume increases and product pricing actions. Operating margins declined to 2.9 percent for the three months ended August 31, 2004 from 6.3 percent for the three months ended August 31, 2003.

For the nine months ended August 31, 2004, the Performance Chemicals segment’s sales increased 11.8 percent to $272.0 million from $243.2 million for the nine months ended August 31, 2003. The Paper and Carpet Chemicals product line increased 14.8 percent to $177.9 million for the first nine months of fiscal 2004 compared to $154.9 million for the first nine months of fiscal 2003. The Specialty Chemicals product line increased 6.6 percent to $94.1 million for the nine months ended August 31, 2004, compared to $88.3 million for the nine months ended August 31, 2003. The segment’s sales trend for the nine month period ended August 31, 2004 was consistent with the third quarter ended August 31, 2004.

The Performance Chemicals’ segment generated an operating profit of $9.5 million for the nine month period ended August 31, 2004 compared to $8.7 million for the nine month period ended August 31, 2003. Included in segment operating profit for the nine months ended August 31, 2003 was a restructuring and severance charge of $0.4 million. Excluding this restructuring and severance charge, segment operating profit for the nine months ended August 31, 2003 was $9.1 million. Operating margins declined to 3.5 percent for the nine months ended August 31, 2004 from 3.7 percent for the nine months ended August 31, 2003. The decrease in operating margins was attributable to raw material price increases of $17.3 million that were partially offset by stronger demand and pricing actions.

Net sales for the Decorative Products segment increased 7.5 percent to $67.1 million for the three months ended August 31, 2004 from $62.4 million for the three months ended August 31, 2003, which included $1.5 million of sales from the heat transfer business that the Company exited in the fourth quarter of fiscal 2003. Sales for the Commercial Wallcovering product line increased to $29.1 million in the third quarter of fiscal 2004 from $25.9 million in the third quarter of fiscal 2003. Sales were positively impacted $1.2 million by favorable foreign exchange rates for the British Pound Sterling during the third quarter of fiscal 2004. Wallcovering sales increased due to the recovery in the hospitality market while the corporate market remained weak due to persistently high corporate office vacancy rates. Sales for the Coated Fabrics product line increased 10.7 percent to $23.8 million for the third quarter of fiscal 2004 from $21.5 million for the third quarter of fiscal 2003. The increase resulted from new product introductions and increased customer penetration in the marine and automotive aftermarket areas. The product line also benefited from higher sales in industrial films as several competitors exited this business. Sales for the Decorative Laminates product line decreased 5.3 percent to $14.2 million during the third quarter of fiscal 2004 from $15.0 million for the third quarter of fiscal 2003. The decrease resulted from the Company exiting the heat transfer business in the fourth quarter of fiscal 2003, which accounted for $1.5 million of the sales in the third quarter of fiscal 2003.

Decorative Products incurred a segment operating loss for the three months ended August 31, 2004 of $(0.3) million compared to a loss of $(9.5) million for the three months ended August 31, 2003. Included in segment operating loss for the three months ended August 31, 2003 was a restructuring and severance charge of $6.2 million associated with exiting the heat transfer business in fiscal 2003. Excluding this restructuring and severance charge, the segment operating loss for the three months ended August 31, 2003 was $(3.3) million. Operating margins improved to (0.4) percent for the three months ended August 31, 2004 from (5.3) percent for the three months ended August 31, 2003 excluding the restructuring and severance items. The improvement in operating margins resulted from an improvement in price and volume of $0.8 million, manufacturing efficiencies of $1.1 million and a reduction in operating costs of $1.1 million.

For the nine months ended August 31, 2004, Decorative Products’ sales increased 1.1 percent to $196.7 million from $194.6 million for the nine months ended August 31, 2003, which included $4.7 million of sales from the heat transfer business that the Company exited in the fourth quarter of fiscal 2003. Sales for Commercial Wallcoverings for the first nine months of fiscal 2004 increased 2.4 percent to $84.1 million from $82.1 million for the first nine months of fiscal 2003. Sales were positively impacted $4.1 million by favorable foreign exchange rates for the British Pound Sterling during the first nine months of fiscal 2004. Sales in the Coated Fabrics product line increased 6.5 percent to $68.6 million for the first nine months of fiscal 2004 compared to $64.4 million for the first nine months of fiscal 2003 based on strong demand in industrial films, pool liner, marine and auto aftermarket products. The Decorative Laminates product line sales decreased 8.5 percent to $44.0 million for the first nine months of fiscal 2004 from $48.1 million for the first nine months of fiscal 2003. The decline was primarily due to the exiting of the heat transfer business in the fourth quarter of fiscal 2003, which accounted for $4.7 million of sales in the first nine months of fiscal 2003.

The Decorative Products segment generated an operating profit of $2.1 million for the nine month period ended August 31, 2004 compared to an operating loss of $(11.8) million for the nine month period ended August 31, 2003. Included in segment operating profit for the nine months ended August 31, 2004 and 2003 was a restructuring and severance charge of $0.4 million and $6.7 million, respectively, for severance costs related to a reduction in workforce program initiated in fiscal 2003 as well as asset write-downs in the third quarter of fiscal 2003. Excluding these restructuring and severance charges, segment operating profit increased to $2.5 million for the nine months ended August 31, 2004 from a loss of $(5.1) million in the first nine months of fiscal 2003.

The increase resulted from product pricing increases of $0.5 million offset by volume declines of $1.1 million and improvements in manufacturing efficiencies of $3.8 million and a reduction in operating costs of $4.3 million. Excluding the restructuring and severance items, operating margins improved to 1.3 percent for the nine months ended August 31, 2004 from (2.6) percent for the nine months ended August 31, 2003. Sales in our unconsolidated Asian joint ventures for the year improved 23.2 percent versus last year as the operations gained market share while serving an increasingly global customer base. Also, the Company entered into a new three-year labor agreement at its Columbus, MS manufacturing plant. See Employee Matters.

Net sales for Building Products for the three months ended August 31, 2004 increased 21.1 percent to $35.0 million compared to $28.9 million for the three months ended August 31, 2003. Refurbishment sales, representing over 60 percent of Building Products’ volume, continued to be strong as many building owners increased their spending on maintenance requirements after several years of delays. Segment operating profit for the three months ended August 31, 2004 was $0.7 million compared to $1.1 million for the three months ended August 31, 2003. Higher sales volumes, improved manufacturing efficiencies, and improved margins from new product introductions were offset by higher warranty and raw material costs. Operating margins declined to 2.0 percent for the three months ended August 31, 2004 from 3.8 percent for the three months ended August 31, 2003.

Similarly, for the nine months ended August 31, 2004, sales increased 20.3 percent to $83.0 million from $69.0 million for the nine months ended August 31, 2003. The segment generated an operating profit of $2.1 million for the nine month period ended August 31, 2004 compared to $1.5 million for the nine month period ended August 31, 2003. The increase resulted from strong volumes and mix of products sold of $2.9 million and manufacturing improvements of $0.5 million, offset by increased raw material, shipping and warranty costs of $2.9 million. Operating margins improved to 2.5 percent for the nine months ended August 31, 2004 from 2.2 percent for the nine months ended August 31, 2003.

For the three months ended August 31, 2004 cost of goods sold increased $24.7 million to $159.5 million from $134.8 million for the three months ended August 31, 2003. The increase related to higher sales volumes as well as raw material increases of $12.0 million, resulting from continued inflation in oil and natural gas feedstock costs. The increases were offset by improvements in manufacturing productivity and lower discretionary spending. Similarly, for the nine months ended August 31, 2004, cost of goods sold increased $38.2 million to $421.5 million from $383.3 million for the nine months ended August 31, 2003. The increase in cost of goods sold related primarily to higher raw material costs of $18.3 million.

Selling, general and administrative costs were $35.4 million for the three months ended August 31, 2004 compared to $34.0 million for the three months ended August 31, 2003. As a percentage of sales for the three months ended August 31, 2004 and 2003, respectively, these costs declined to 17.5 percent from 19.2 percent. Selling, general and administrative costs were $104.5 million for the nine months ended August 31, 2004 compared to $102.9 million for the nine months ended August 31, 2003. As a percentage of sales for the nine months ended August 31, 2004 and 2003, selling, general and administrative costs were 18.9 percent and 20.3 percent, respectively.

Depreciation and amortization decreased 14.9 percent to $5.7 million for the three months ended August 31, 2004 from $6.7 million for the three months ended August 31, 2003. The decrease over the prior period resulted primarily from intangible asset write-downs in the fourth quarter of fiscal 2003. Similarly, for the nine months ended August 31, 2004 and 2003, depreciation and amortization was $17.2 million and $20.3 million, respectively.

Interest expense for the three months ended August 31, 2004 was $5.2 million compared to $5.3 million for the three months ended August 31, 2003. Interest expense for the nine months ended August 31, 2004 was $15.5 million compared to $10.2 million for the nine months ended August 31, 2003. The increase was primarily due to higher borrowing rates from the Company’s refinancing actions at the end of the second quarter of fiscal 2003. As a result of the refinancing, the Company wrote-off $3.1 million of deferred financing costs in the second quarter of fiscal 2003.

Other expense for the three months ended August 31, 2004 increased to $0.7 million from $0.2 million for the three months ended August 31, 2003. The increase in other expense resulted primarily from increased equity losses in the Company’s Asian joint ventures. For the nine months ended August 31, 2004, other expense remained flat at $2.2 million compared to the nine months ended August 31, 2003.

For the three months ended August 31, 2004, net income was negatively impacted by increased pension and postretirement medical expense of $0.7 million compared to the three months ended August 31, 2003. These additional costs were classified as cost of goods sold and selling, general and administrative costs. Similarly, for the nine months ended August 31, 2004, these expenses increased $2.0 million compared to the nine months ended August 31, 2003.

The Company recorded no tax provision for the three months ended August 31, 2004. For the nine months ended August 31, 2004, the Company recorded a tax provision of $0.1 million for foreign taxes, which are due to local taxing requirements. Other than certain foreign taxes, the Company does not anticipate recording either a tax benefit or provision in 2004 due to previously recording a valuation allowance against the Company’s deferred tax assets. For the nine month period ended August 31, 2003, the Company did not record a tax provision.

As of August 31, 2004 working capital items were higher than at November 30, 2003 due to increased volumes, product pricing actions and higher raw material feedstock costs. The Company’s total debt at the end of the third quarter of 2004 was $185.4 million, a decrease of $8.2 million from the second quarter of 2004, and $26.1 million lower than last year. The Company’s debt averaged $204.6 million for the third quarter of 2004 versus $217.8 million for the third quarter of 2003, an improvement of $13.2 million.

Financial Resources and Capital Spending

Cash flow provided by operating activities for the first nine months of fiscal 2004 was $12.3 million compared to cash flow used in operations of $60.3 million for the first nine months of fiscal 2003. The change was primarily related to better operating results and the termination of the receivable sale facility in fiscal 2003. For the first nine months of fiscal 2004, $7.1 million was used for investing activities for capital expenditures. For the same period a year ago, $4.4 million was used in investing activities which consisted of capital expenditures of $6.3 million, offset by the proceeds of $1.9 million from the sale of a design facility. For the first nine months of fiscal 2004, $6.4 million was used by financing activities to reduce debt as compared to $71.5 million provided by financing activities for the same period a year ago. The change was primarily related to the termination of the receivable sale facility.

As described in Note C to the Unaudited Interim Condensed Consolidated Financial Statements, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. Interest on the Notes will be paid semi-annually on June 1st and December 1st, and commenced on December 1, 2003. The Company used the proceeds from this offering to repay outstanding amounts under its then existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses. In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate and the Federal Funds Effective rate plus 50 basis points.

The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.75% at August 31, 2004. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.25% at August 31, 2004. The Facility’s average borrowing rate at August 31, 2004 was 5.1%. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.625% at August 31, 2004. The Company’s total debt outstanding at August 31, 2004 was $185.4 million and at August 31, 2004, the unused and available balance under the Facility was $47.4 million.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Condensed Consolidated Balance Sheet as of August 31, 2004 reflects reserves for environmental remediation of $0.7 million. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters. However, there can be no assurance that future costs and liabilities will not exceed the Company’s reserves or be material.

Employee Matters

The Company employs approximately 2,100 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 30 percent of the Company’s employees are covered by collective bargaining agreements. Approximately 550 employees were covered by four separate collective bargaining agreements due to expire prior to November 30, 2004. The Company has completed negotiations related to three of those labor agreements covering approximately 390 employees. Negotiations for the contract that expired on September 1, 2004 are continuing. This contract covers approximately 160 employees. The Company will negotiate in good faith with the union to reach a mutually acceptable labor agreement. However, as with any labor negotiation in difficult market conditions, the expiration of this labor agreement presents an increased risk of a labor dispute.

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

Factors that may cause actual results to differ from expected results include, among others:

•	General economic trends affecting OMNOVA Solutions’ end-use markets;

•	Raw material prices for petrochemicals and chemical feedstocks, including styrene, butadiene and polyvinyl chloride;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Acts of war or terrorism;

•	Competitive pressure on pricing;

•	Ability to develop successful new products;

•	Customer and/or competitor consolidation;

•	Customer ability to compete against increased foreign competition;

•	Operational issues at the Company’s facilities;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Governmental and regulatory policies;

•	Increases in health care costs;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	The Company’s strategic alliance and acquisition activities;

•	Lower investment performance of pension plan assets;

•	Compliance with extensive environmental, health and safety laws and regulations; and

•	Substantial debt and leverage and the ability to service that debt.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note C to the Unaudited Interim Condensed Consolidated Financial Statements, a portion of the Company’s debt, $18.6 million at August 31, 2004, which is the debt under the senior secured revolving credit facility, matures in the year 2006 and is variable. The average variable interest rate applicable to this debt was 5.1 percent as of August 31, 2004. Based on debt levels as of August 31, 2004, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.2 million annually. The three-year senior secured revolving credit facility bears interest at variable rates and therefore, its carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. The Company has experienced an accumulated gain of $0.1 million as of August 31, 2004 primarily due to the favorable currency conversion of the British Pound Sterling. The impact on Shareholders’ Equity during the third quarter of fiscal 2004 was an $0.8 million loss. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2004, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective. Further, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

b) Reports on Form 8-K

OMNOVA Solutions furnished a report on Form 8-K on June 23, 2004, incorporating its press release dated June 22, 2004, announcing the Company’s results for the fiscal quarter ended May 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date: October 5, 2004	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial Officer
and Principal Accounting Officer)

Date: October 5, 2004	By	/s/ James C. LeMay
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