Form 10-K
period 2004-11-30
OMNOVA SOLUTIONS INC
filed 2005-02-02
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $206,287,770, based on the closing price per share of $5.16 on May 28, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 14, 2005, there were 40,687,229 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA Solutions Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended November 30, 2004

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

OMNOVA operates in three business segments: Performance Chemicals, Decorative Products and Building Products. Of our fiscal 2004 net sales, 50.0% were derived from the Performance Chemicals segment, 34.6% were derived from the Decorative Products segment and 15.4% were derived from the Building Products segment. Financial information relating to the Company’s business segments is set forth in Note R to the Consolidated Financial Statements on pages 52 through 55 of this report.

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

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. We are North America’s second largest producer of SB latex and operate modern, strategically located, low-cost production facilities. Our custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, tape, adhesives, tire cord, plastic parts and various other specialty chemical applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymer technology and for its ability to rapidly develop and deliver highly-customized products that provide innovative and cost-effective solutions to customers.

The following table shows the major products that our Performance Chemicals segment produces and markets.

Product Category	% of Performance Chemicals Fiscal 2004 Net Sales	Primary Products	End-use Applications	Brand Names
Paper and Carpet Chemicals	66.1%	SB and SBA latex coating binders, carpet backing binders and paper chemicals including crosslinkers, lubricants and other coating additives	High gloss magazines, catalogs, direct mail advertising, brochures and printed reports, food cartons, household and other consumer and industrial packaging, and residential and commercial carpet	GenCal, GenFlo, GenCryl, GenCryl Pt, Sequaflow, AcryPrint, Reactopaque, Sunkote, Sunbond, Sunkem, UniQ-Print, Sequabond, Sunrez, Sequarez, OmnaBloc, OmnaTuf

Specialty Chemicals	33.9%	Styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinyl pyridine, acrylic, vinyl acrylic, styrene acrylic, and vinyl acetate emulsion polymers, glyoxal resins, polyethylene resins, fluorochemicals and fluorosurfactants	Nonwovens (such as diapers, engine filters, resilient flooring, roofing mat and household scrub pads), floor polish, adhesives, tapes, tire cord, graphic arts, textiles, construction products and plastic part coatings	GenFlo, GenCryl, Gentac, Sequabond, Suncryl, Secoat, Secryl, Mor-Glo, Mor-Shine, Mor-Flo, AcryGen, Mykon, Permafresh, Sequapel, PolyFox, X-Cape, GenGlaze

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

OMNOVA is also a leading North American supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements of our customers. Our strong historic position in residential carpeting has been enhanced by new products to serve that market as well as innovations in commercial carpeting backing binders that provide moisture barrier properties, enabling the replacement of higher-cost polyurethane binders. Sales of our Paper and Carpet Chemicals products represented 33.0% of our net sales for fiscal 2004, 30.5% of our net sales for fiscal 2003 and 26.8% of our net sales for fiscal 2002.

Specialty Chemicals.    OMNOVA is a leading North American supplier of specialty polymers and chemicals for a variety of niche product categories. Applications for our specialty polymers and chemicals include nonwovens (such as diapers, engine filters, resilient flooring, roofing mat and household scrub pads), floor polish, tape, adhesives, tire cord, textiles, construction products and plastic part coatings. Our focus is on developing unique products and custom applications that address specific customer needs, including enhanced functionality, improved environmental performance and lower cost through improved processibility and product substitution for higher-cost materials.

A targeted growth area for Performance Chemicals is our proprietary fluorochemical technology platform known as PolyFox. PolyFox has unique properties as a surfactant for flow, leveling and wetting and as a surface modifier for stain and scratch resistance. PolyFox-enhanced products are being sold for floor care products, industrial coatings and cleaners, dry erasable wallcovering and decorative laminates, with several additional applications under development. PolyFox is also environmentally-preferred as a replacement for competitive perfluorooctane fluorochemicals-based products, some of which have been withdrawn from the market over environmental concerns. In 2004, we obtained new end-use approvals at approximately 20 key target accounts for PolyFox fluorosurfactants. Sales of our Specialty Chemicals products represented 17.0% of our net sales for fiscal 2004, 17.4% of our net sales for fiscal 2003 and 17.1% of our net sales for fiscal 2002.

Markets and Customers

The paper coating and carpet backing latex product lines are highly competitive based on price, quality, customer service, product performance, field technical support and product innovations. Major paper and carpet customers include International Paper Company, Shaw Industries, Inc., Stora Enso Corporation and Bowater Inc. Many product categories such as diapers and roofing mat binders are performance driven and product innovation, technical service and application support are key competitive differentiators. Major specialty chemical customers include Freudenburg, Polymer Group Inc. and Cascades Lupel.

Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through several internal marketing, sales and technical service teams focused on providing highly responsive customized solutions to targeted markets and industries.

Competition

Performance Chemicals competes with several large chemical companies including Dow and BASF, some of which are vertically integrated in one or more major raw materials. Performance Chemicals also competes with a variety of other suppliers of specialty chemicals including The Lubrizol Corporation, Para-Chem Inc., Rohm and Haas Company, Air Products and Chemicals, Inc., Celanese Corporation and Johnson Polymer, LLC. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance and innovation and industry recognition. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories and we believe that we are a leader in several North American categories, including SB latex paper coatings and carpet backing binders, nonwoven SB binders and SB vinyl pyridine tire cord adhesives.

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

The following table shows the products that our Decorative Products segment develops, designs, produces and markets.

Product Category	% of Decorative Products Fiscal 2004 Net Sales	Primary Products	End-use Applications	Brand Names
Commercial Wallcoverings	43.0%	Vinyl wallcoverings, dry erasable surfaces	Decorative and protective wall surfacing for offices, hotels, hospital and medical offices, stores, schools, restaurants and public buildings	Bolta, Essex, Genon, Lanark, Tower, Guard, Muraspec, Murek, MemErase II, Viewnique

Coated Fabrics	34.6%	Vinyl coated fabrics, urethane coated fabrics, performance woven fabrics, industrial films	Decorative and protective surfacing for residential and commercial furniture, transportation seating, marine seating, interior construction, soft top covers and pool liner	Endurion, Boltaflex, Diversiwall, PreFixx, Nautolex

Decorative Laminates	22.4%	Paper and vinyl laminates	Decorative and protective surfacing for residential furniture, office furniture, kitchen and bath cabinets, manufactured housing, recreational vehicles, interior partitions, consumer electronics, retail displays and floor and ceiling tile	Surf(x), Reneer, Rendura, Decotone, Deconeer, Elastotherm, Muraglass

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

OMNOVA’s commercial wallcovering product lines include a broad range of fabric-backed vinyl and paper-backed vinyl wallcoverings. Our industry leading styling and design library covers a broad range of styles, patterns, textures and colors, both traditional and contemporary. In addition to leading design capabilities, our Decorative Products segment’s strengths include its reputation for product durability and quality, its global distribution network, its extensive emboss and print roll library and its long-term customer relationships. Commercial wallcoverings represented 14.8% of our net sales for fiscal 2004, 16.1% of our net sales for fiscal 2003 and 17.6% of our net sales for fiscal 2002.

Coated Fabrics.    OMNOVA Solutions is a leading North American supplier of vinyl and urethane coated fabrics for commercial and residential applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost-effective alternative to other surfacing materials, such as leather and textile fabrics. We also offer high-performance coated woven fabrics, including Endurion-coated fabrics. This coating technology, developed jointly with our Performance Chemicals segment, provides repeatable cleanability and superior stain resistance for high-traffic interior environments.

Applications for our coated fabrics include:

•	transportation seating (OEM marine seating, OEM school bus seating, aftermarket auto and marine seating and OEM auto topping);

•	residential furniture;

•	commercial furniture (hospitality, health care and fitness equipment markets);

•	interior structures (demountable wall systems, walls and room dividers and ceiling tiles); and

•	in-ground and above-ground pool liner.

Sales of our coated fabrics products represented 12.0% of our net sales for fiscal 2004, 12.4% of our net sales for fiscal 2003 and 13.4% of our net sales for fiscal 2002.

Decorative Laminates.    OMNOVA Solutions is a leading North American supplier of paper and vinyl decorative laminates for wood and metal surfaces. Our decorative laminates are used as alternatives to wood, paint and high-pressure laminates in markets where durability, design and cost are key requirements. We provide our customers with a broad range of designs as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our decorative laminates include manufactured housing and recreational vehicle interiors, kitchen and bath cabinets, commercial and residential furniture, consumer electronics, retail displays and store fixtures, flooring and ready-to-assemble furniture.

A key strength of our decorative laminates business is our coating technology, including ultraviolet, electron beam, thermal cured and others, which provides durable finishes for high-wear applications. In addition, our decorative laminates business has further differentiated itself in the decorative laminate market as a single-source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries, by building a unique library of matched vinyl and paper laminate designs with an extensive library of patterns and textures and developing rapid make-to-order production capabilities. We offer Surf(x) decorative laminates for three-dimensional applications for the office furniture and display fixture markets. Surf(x) laminates offer a cost-effective alternative to high pressure laminates and provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding. Sales of our decorative laminates products represented 7.8% of our net sales for fiscal 2004, 9.2% of our net sales for fiscal 2003 and 11.4% of our net sales for fiscal 2002.

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

Competition

OMNOVA’s Decorative Products segment competes with numerous companies, many of which focus only on one segment and are smaller and privately-owned. Key competitors include:

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

Products

Our Building Products segment produces single-ply roofing systems for newly renovated or constructed commercial, health care, retail, governmental or educational buildings. The following table shows the products that our Building Products segment develops, designs, produces and markets.

Primary Products	End-use Applications	Brand Names

EPDM, TPO and PVC single-ply roofing systems	Low-sloped and flat roofs on office complexes, shopping malls, stadiums, restaurants, factories, health care facilities, warehouses, schools and government buildings	GenFlex

We are a major North American supplier of single-ply roofing systems for the replacement and new commercial roofing markets. We are one of the few suppliers of all three single-ply roofing systems: EPDM, TPO and PVC. We manufacture Energy Star® certified TPO and PVC roofing systems that provide building owners with significant energy efficiencies. We also offer Energy Star®-rated PEEL & STICK™ TPO roofing systems, which can be installed in less than half the time of conventional fully-adhered systems and reduce fumes, fire hazard and materials at job sites. Additionally, we were the first to develop a twelve-foot wide single-ply roofing system, which reduces installation time and cost for our customers. We manufacture twelve-foot wide TPO and PVC single-ply roofing systems, and we are currently the only producer of a twelve-foot wide PVC roofing system.

With our broad single-ply commercial roofing product lines, which we market under the GenFlex brand name, we can serve a wide variety of commercial roofing needs. In 2001, we began production of GenFlex products at our state-of-the-art extrusion plant located in Muscle Shoals, Alabama, where we produce our twelve-foot wide single-ply TPO and PVC roofing systems. In 2004, we introduced new, higher performing formulations for our PVC and TPO product lines. GenFlex Roofing Systems represented 15.4% of our net sales for fiscal 2004, 14.4% of our net sales for fiscal 2003 and 13.7% of our net sales for fiscal 2002.

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

Competition

Building Products competes with numerous companies, including Carlisle Companies Incorporated, Bridgestone-Firestone Inc. and Johns Manville. Overall, we believe that our Building Products business is competitive in its targeted product categories.

International Operations

Net sales from our foreign operations were $56.9 million in fiscal 2004, $55.0 million in fiscal 2003 and $53.2 million in fiscal 2002. These net sales represented 7.6% of our total net sales in fiscal 2004, 8.1% of our total net sales in fiscal 2003 and 7.8% of our total net sales in fiscal 2002. Long-lived assets consist of net property, plant and equipment and net goodwill. Long-lived assets of our foreign operations totaled $23.8 million at November 30, 2004 and $23.1 million at November 30, 2003. Our consolidated long-lived assets totaled $176.7 million at November 30, 2004 and $189.7 million at November 30, 2003.

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

Environmental Matters

Our business operations, like those of other companies in the industries in which we operate, are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations not only affect our current operations, but also could impose liability on us for past operations that were conducted in compliance with then applicable laws and regulations. For further discussion of capital and noncapital expenditures incurred in fiscal 2004 and forecasted for fiscal 2005 for environmental compliance, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” on page 24 of this report, which is incorporated herein by reference.

Employees

We employed approximately 2,000 employees at November 30, 2004 at offices, plants and other facilities located principally throughout the United States and the United Kingdom. Approximately 30% of our employees are covered by collective bargaining agreements. Approximately 550 employees were covered by four separate collective bargaining agreements which expired during fiscal 2004. The Company has completed negotiations with respect to all of those labor agreements.

Approximately 80 employees are covered by one collective bargaining agreement due to expire in the 2005 fiscal year.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products, all of which are generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include styrene, butadiene, acrylates and vinyl acetate. These monomers represented approximately 75% of our total raw materials purchased on a dollar basis in fiscal 2004 for this segment.

Our Decorative Products segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper and titanium dioxide. Textiles and PVC resins represented approximately 41% of our total raw materials purchased on a dollar basis in fiscal 2004 for this segment.

Our Building Products segment utilizes a variety of raw materials, including PVC and thermoplastic polyolefin (TPO) resins, textiles and plasticizers, in the manufacture of its single-ply roofing systems. These raw materials are generally available from multiple suppliers. TPO resins and textiles represented approximately 45% of our total raw materials purchased on a dollar basis in fiscal 2004 for this segment. In addition, our Building Products segment sources from a third party its EPDM membrane systems, isocyanarate insulation board and various roofing system accessories.

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

Our research and development expenses were $8.3 million in fiscal 2004, $9.5 million in fiscal 2003 and $8.7 million in fiscal 2002. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements on page 36 of this report.

Available Information

Our website is located at www.omnova.com. We make available free of charge on our website all materials that we file electronically with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The OMNOVA Solutions Business Conduct Policies and Corporate Governance Guidelines and charters for the Audit Committee and Compensation and Corporate Governance Committee of the OMNOVA Solutions Board of Directors are also available on our website and in print to any shareholder who requests a copy. All requests must be made in writing, addressed to OMNOVA Solutions Inc., Attn: Secretary, 175 Ghent Road, Fairlawn, Ohio 44333-3300.

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

For a further discussion of our leased properties, please refer to Note O to the Consolidated Financial Statements appearing on page 50 of this report.

During fiscal 2004, we generally made effective use of our productive capacity. We believe that the quality and productive capacity of our properties are sufficient to maintain our competitive position for the foreseeable future.

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

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2004.

Item 4A.	Executive Officers of the Registrant

The following information is given as of February 1, 2005, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 44, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Michael E. Hicks, age 46, Senior Vice President, Chief Financial Officer and Treasurer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James C. LeMay, age 48, Senior Vice President, Business Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay also served as Assistant General Counsel of GenCorp Inc. from May 1997, and as Senior Counsel of GenCorp from May 1990 to May 1997.

Gregory T. Troy, age 49, Senior Vice President, Human Resources of OMNOVA Solutions Inc. since September 1999. Mr. Troy served as Director, Human Resources of GenCorp Inc.’s Performance Chemicals business unit from December 1996 until the spin-off of OMNOVA Solutions in October 1999. Previously, Mr. Troy served as Director, Human Resources, of Bosch Braking Systems (formerly AlliedSignal) from 1995 to December 1996, and Employee Relations Area Manager, Manufacturing, of Mobil Corporation’s Plastics division from 1994 to 1995.

Douglas E. Wenger, age 48, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

James J. Hohman, age 56, Vice President of the Company since November 2001 and President, Performance Chemicals since February 2005; President, Paper & Carpet Chemicals from December 2000 to January 2005; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

Robert H. Coleman, age 50, President, Decorative Products since July 2003. Prior to joining OMNOVA, Mr. Coleman served as Vice President and General Manager, Graphics North America from 2000 until 2002; as Vice President and General Manager, Fasson Roll, Europe from 1997 until 2000; as Vice President and General Manager, Packaging and Product Identification Sector in 1997; and as Vice President and General Manager, Fasson Films Division from 1993 until 1997, in each case for Avery Dennison Corporation, Pasadena, California (a manufacturer of pressure-sensitive adhesives and materials and consumer and converted products).

Harold P. Franze, age 49, President, Building Products since August 2003. Prior to joining OMNOVA, Mr. Franze served as President and Chief Executive Officer of Mansfield Plumbing Products LLC, Columbus, Ohio (a manufacturer of vitreous china, plumbing fittings, enameled steel and acrylic products), from 1999 until 2001, and as President and Chief Operating Officer of Babson Bros. Cos., Naperville, Illinois (an international manufacturer of commercial dairy equipment, sanitation products and consumable supplies), from 1996 until 1999. Previously, Mr. Franze served as President, from 1992 until 1996, and as General Manager from 1989 until 1992, of AMF Industries, Richmond, Virginia (an international manufacturer of capital equipment used in the construction and operation of bowling centers, as well as high-speed industrial baking and specialty pharmaceutical equipment).

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At November 30, 2004, there were approximately 10,318 holders of record of the Company’s common stock. The Company has not paid a quarterly cash dividend since the second quarter of 2001. Previously, the Company paid a quarterly dividend of $0.05 per share. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 56 of this report and is incorporated herein by reference.

Information concerning long-term debt appears in Note L to the Consolidated Financial Statements and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth on page 58 of this report and is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table sets forth the Company’s selected historical financial data. The selected historical financial data as of November 30, 2004, 2003, 2002, 2001 and 2000 and for each of the five years in the period ended November 30, 2004 are derived from the Company’s audited consolidated financial statements.

	2004	2003	2002	2001	2000
	(Dollars in millions, except per share data)
Statement of operations data:
Net sales	$745.7	$682.6	$681.2	$737.0	$773.3
Costs and expenses:
Cost of products sold	$577.5	$516.8	$496.8	$539.9	$569.1
Selling, general and administrative	142.1	136.1	140.3	141.9	140.7
Goodwill and indefinite lived trademark impairments(1)	3.9	49.6	—	—	—
Depreciation and amortization(1)	22.8	33.7	28.8	34.3	33.3
Interest expense	20.7	15.3	8.1	14.0	14.7
Other expense, net	3.0	3.4	2.3	1.2	3.8
Restructuring and severance(2)	.4	9.0	(2.6)	16.4	3.8
Deferred financing costs write-off	—	3.1	—	.1	—
Spin-off related costs	—	—	—	.1	.6

Total	$770.4	$767.0	$673.7	$747.9	$766.0

(Loss) income before income taxes	(24.7)	(84.4)	7.5	(10.9)	7.3
Income tax (benefit) expense	(.3)	(.6)	.5	(4.2)	2.9

(Loss) income before cumulative effect of accounting change	$(24.4)	$(83.8)	$7.0	$(6.7)	$4.4
Cumulative effect of accounting change(1)	—	—	(142.5)	—	—

Net (loss) income	$(24.4)	$(83.8)	$(135.5)	$(6.7)	$4.4

Basic (loss) earnings per share:
(Loss) earnings before cumulative effect of accounting change	$(.61)	$(2.10)	$.18	$(.17)	$.11
Cumulative effect of accounting change	—	—	(3.60)	—	—

Net (loss) earnings per share	$(.61)	$(2.10)	$(3.42)	$(.17)	$.11

Diluted (loss) earnings per share:
(Loss) earnings before cumulative effect of accounting change	$(.61)	$(2.10)	$.18	$(.17)	$.11
Cumulative effect of accounting change	—	—	(3.58)	—	—

Net (loss) earnings per share	$(.61)	$(2.10)	$(3.40)	$(.17)	$.11

General:
Cash dividends paid per share	$—	$—	$—	$.10	$.20
Capital expenditures	$11.8	$8.8	$11.1	$19.5	$35.3
Total assets(1)	$432.5	$438.9	$459.8	$639.1	$647.5
Long-term debt(3)	$181.5	$192.2	$126.5	$157.8	$145.8

(1)	During fiscal 2002, the Company adopted SFAS No. 142, which required a write-down of goodwill and indefinite lived intangible assets in the amount of $142.5 million. Effective December 1, 2001, goodwill and indefinite lived intangibles were no longer amortized. Amortization of these items was $5.8 million in fiscal 2001 and $6.7 million in fiscal 2000. During fiscal 2004 and 2003, the Company took additional charges of $3.9 million and $49.6 million, respectively, related to SFAS No. 142.
(2)	Restructuring and severance items consisted primarily of severance costs in fiscal 2004, severance costs and asset write-downs in fiscal 2003, a gain on sale of the Greensboro, North Carolina facility in fiscal 2002, shut-down costs for the closure of the Greensboro facility in fiscal 2001 and early retirement benefits for a former chief executive officer in fiscal 2000.
(3)	Long-term debt excludes obligations under a receivable backed commercial paper program, which totaled $55.1 million, $60 million and $73.9 million on November 30, 2002, 2001 and 2000, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers and specialty chemicals, decorative and functional surfaces and single-ply roofing systems for a variety of commercial, industrial and residential end uses. As discussed in Item 1, Business, the Company operates in three reportable business segments: Performance Chemicals, Decorative Products and Building Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinyl pyridine, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, tape, adhesives, tire cord, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and industrial films. These products are used in numerous applications, including building refurbishment and remodeling, new construction, furniture, cabinets, marine, automotive and other transportation markets, manufactured housing, retail display and store fixtures, consumer electronics, flooring and home furnishings. The Building Products segment provides single-ply roofing systems for the replacement and new commercial and industrial roofing markets. The roofing systems are used for various structures including office complexes, shopping malls, stadiums, schools, health care facilities, restaurants, manufacturing and warehouse facilities and government buildings. Please refer to pages 1 through 9 for further description of and background on the Company’s operating segments.

The Company’s products are sold to manufacturers, independent distributors and end users through internal marketing and sales forces and agents.

The Company has strategically located manufacturing facilities in the U.S., China, U.K. and Thailand.

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

Segment information has been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures About Segments of an Enterprise and Related Information.” The Company’s three reportable segments were determined based on products and services provided by each operating segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. For a reconciliation of the Company’s segment operating performance information, please refer to Note R of the Company’s Consolidated Financial Statements.

Key Indicators

Key economic measures relevant to the Company include coated paper production, print advertising spending, U.S. commercial and hotel occupancy rates, U.S. office furniture sales and manufactured housing shipments and housing starts. Key industries which provide a general indication of demand drivers to the Company include paper, housing and building construction, furniture manufacturing and flooring manufacturing. Although these measures provide key information on trends relevant to the Company, the Company does not have available a more direct correlation of leading indicators which can provide a forward-looking view of demand levels in the markets which ultimately use the Company’s products.

Key operating measures utilized by the business segments include orders, sales, working capital turnover, inventory, productivity, and fill-rates which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

Key financial measures utilized by the Company’s management and business segments in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, operating profit before excluded items, earnings before interest, taxes, depreciation and amortization, working capital, operating cash flows and capital expenditures, including applicable ratios such as inventory turnover, average working capital and return on sales. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods as well as objectives established by the Board of Directors of the Company.

Results of Operations of Fiscal 2004 Compared to Fiscal 2003

The Company’s net sales in fiscal 2004 were $745.7 million as compared to $682.6 million in fiscal 2003. The Company’s Performance Chemicals and Building Products business segments experienced a 14.0% and 17.3% revenue increase, respectively, while the Decorative Products segment’s revenue remained flat. The Company experienced a segment operating profit of $7.7 million in fiscal 2004 compared to a segment operating loss of $(55.8) million in fiscal 2003. Operating margins in fiscal 2004 were 1.0% compared to (8.2)% in fiscal 2003. Included in segment operating profit for fiscal 2004 was a trademark impairment charge of $3.9 million and $0.5 million for restructuring and severance. Included in segment operating profit for fiscal 2003 was a restructuring and severance charge of $8.8 million primarily related to the exiting of the heat transfer product line, a reduction in workforce program and the relocation of a design center. In addition, segment operating profit in fiscal 2003 was negatively impacted by a charge of $49.6 million for the impairment of goodwill and trademarks and $5.7 million for the write-off of idle fixed assets, obsolete inventory and intangible assets. Segment operating profit, excluding these items, was $12.1 million in fiscal 2004 and $8.3 million in fiscal 2003. Operating margins, excluding these items were 1.6% in fiscal 2004 and 1.2% in fiscal 2003.

The Company had a net loss of $(24.4) million in fiscal 2004 or a loss of $(0.61) per diluted share, compared to a net loss of $(83.8) million in fiscal 2003 or a loss of $(2.10) per diluted share.

Excluding the trademark impairment charge of $3.9 million and the restructuring and severance charge of $0.5 million, the Company had a net loss of $(20.1) million or $(0.50) per diluted share, in fiscal 2004. Excluding the restructuring and severance charge of $9.0 million, the goodwill and trademarks impairment charge of $49.6 million, the idle fixed assets, obsolete inventory and intangible assets write-offs of $5.7 million and the deferred financing costs write-off of $3.1 million in fiscal 2003, the Company had a net loss of $(16.4) million or $(0.41) per diluted share.

Performance Chemicals

Performance Chemicals’ net sales increased 14.0% to $372.9 million in fiscal 2004 from $327.0 million in fiscal 2003 primarily as a result of product pricing actions of approximately $29.4 million and volume increases of $16.5 million. Price and volume increases affected all product lines. Volume increased 5.0% from fiscal 2003. Sales for the Paper and Carpet Chemicals product line increased 18.4% to $246.3 million in fiscal 2004 from $208.1 million in fiscal 2003 due to strong customer demand, new product introductions, increased market penetration and higher average unit selling price. Sales for the Specialty Chemicals product line increased 6.5% to $126.6 million in fiscal 2004 compared to $118.9 million in fiscal

2003 due to increased demand in nonwovens, tire cord, floor care and adhesive/tape products and higher pricing. The increases were offset partially by sales declines in textiles and coatings/graphics products.

The segment generated an operating profit of $13.5 million for fiscal 2004 as compared to an operating profit of $11.2 million in fiscal 2003. Included in segment operating profit for fiscal 2003 was a restructuring and severance charge of $0.6 million for reduction in workforce programs initiated in the first and fourth quarters of fiscal 2003. In addition, the segment incurred a charge of $2.7 million in fiscal 2003 related to the write-off of certain intangible assets. Excluding these items, segment operating profit was $14.5 million in fiscal 2003. Excluding these items, the segment operating margin decreased to 3.6% in fiscal 2004 as compared to 4.4% for fiscal 2003. The decrease in segment operating profit resulted primarily from higher raw material costs of approximately $37.0 million, which affected both product lines. The increase in raw material costs was partially offset by price increases of $29.4 million, and improvements in productivity and lower spending of $4.7 million.

Decorative Products

Decorative Products’ sales improved slightly to $257.8 million in fiscal 2004 as compared to $257.6 million in fiscal 2003. The increase was primarily due to new products and market penetration. Sales were positively impacted $4.7 million by favorable foreign exchange rates for the British Pound Sterling during fiscal 2004 and negatively impacted by $5.0 million due to the exit of the heat transfer product line in 2003. Sales for the Commercial Wallcoverings product line increased 1.0% to $110.7 million in fiscal 2004 compared to $109.6 million in fiscal 2003 due to favorable foreign exchange rates and the recovery in the hospitality market while the corporate market remained weak due to persistently high corporate office vacancy rates. Sales for the Coated Fabrics product line increased 5.4% to $89.3 million in fiscal 2004 compared to $84.7 million in fiscal 2003, as a result of strong demand in industrial films and new products and market penetration in pool liner, marine and auto aftermarket products. The product line also benefited from higher sales in industrial films as several competitors exited this business. Sales for the Decorative Laminates product line declined 8.7% to $57.8 million in fiscal 2004 compared to $63.3 million in fiscal 2003, primarily due to the Company exiting the heat transfer business in the fourth quarter of fiscal 2003.

The segment incurred an operating loss of $(6.8) million for fiscal 2004 as compared to an operating loss of $(70.0) million for fiscal 2003. Included in the segment operating loss for fiscal 2004 was a restructuring and severance charge of $0.5 million and a trademark impairment charge of $3.9 million. Included in 2003 was a restructuring and severance charge of $8.1 million primarily related to the exiting of the heat transfer business, an impairment charge of $49.6 million for goodwill and trademarks and a charge of $3.0 million related primarily to the write-offs of idle fixed assets, obsolete inventory and intangible assets. Excluding these items, the segment incurred an operating loss of $(2.4) million in fiscal 2004 as compared to an operating loss of $(9.3) million for fiscal 2003. Excluding these items, segment operating loss margins increased to (0.9)% in fiscal 2004 from (3.6)% in fiscal 2003. The decrease in segment operating loss was primarily due to product pricing increases of $0.5 million, improvements in manufacturing costs of $7.5 million and a reduction in operating costs of $5.0 million, partially offset by higher raw material and labor costs of $6.1 million and legal costs of $4.1 million.

The segment operating loss of Decorative Products was positively impacted by $1.2 million and $2.0 million in fiscal 2004 and 2003, respectively, due to last-in, first-out inventory adjustments.

Building Products

Building Products’ sales increased 17.3% to $115.0 million in fiscal 2004 from $98.0 million in fiscal 2003. Refurbishment sales, representing over 40% of Building Products’ volume, continued to be strong as many building owners increased their spending on maintenance requirements after several years of delays. Segment operating profit was $1.0 million for fiscal 2004 as compared to an operating profit of $3.0 million for fiscal 2003. Included in the segment operating profit for fiscal 2003 was a charge of $0.1 million for severance expense. Excluding this charge, segment operating profit was $3.1 million for fiscal 2003. Segment operating profit margins decreased to 0.9% as compared to 3.2% for fiscal 2003. The decrease in segment operating profit was due primarily to higher warranty costs of $5.1 million and higher raw material costs, partially offset by improved manufacturing efficiencies and improved margins from new product introductions.

Corporate

Interest expense increased to $20.7 million in fiscal 2004 from $15.3 million in fiscal 2003. The increase was primarily due to higher borrowing rates from the Company’s refinancing actions at the end of the second quarter of fiscal 2003. As a result of the refinancing, the Company wrote off $3.1 million of deferred financing costs in the second quarter of fiscal 2003.

Corporate expense increased to $11.8 million in fiscal 2004 from $10.0 million in fiscal 2003 primarily due to an adjustment for sales taxes and additional professional fees incurred in connection with the implementation of Sarbanes-Oxley regulations.

Depreciation and amortization decreased $10.9 million to $22.8 million in fiscal 2004 from $33.7 million in fiscal 2003, primarily due to lower amortization costs resulting from the write-down of certain finite-lived intangible assets in fiscal 2003.

The Company recorded a tax benefit of $0.3 million in fiscal 2004 as compared to a tax benefit of $0.6 million in fiscal 2003. The benefit recorded in 2004 was due to a reversal of an income tax accrual offset mainly by foreign taxes. The benefit recorded in 2003 was due to the refund related to the carryback of foreign net operating losses that had not previously been recognized, offset mainly by foreign withholding taxes. The effective rates for fiscal 2004 and 2003 were benefits of 1.3% and 0.7%, respectively, which were below the statutory rate of 35%. Valuation allowances have been provided for deferred tax assets as a result of the Company’s history of cumulative losses.

Results of Operations of Fiscal 2003 Compared to Fiscal 2002

The Company’s net sales in fiscal 2003 were $682.6 million as compared to $681.2 million in fiscal 2002. The Company’s Performance Chemicals and Building Products business segments experienced a 9.2% and 5.3% revenue increase, respectively, while the Decorative Products segment’s revenue decreased 10.8%. The Company experienced a segment operating loss of $(55.8) million in fiscal 2003 compared to a segment operating profit of $24.5 million in fiscal 2002. Operating margins in fiscal 2003 were (8.2)% compared to 3.6% in fiscal 2002. Included in segment operating loss for fiscal 2003 was a restructuring and severance charge of $8.8 million primarily related to the exiting of the heat transfer product line, a reduction in workforce program and the relocation of a design center. In addition, segment operating profit in fiscal 2003 was negatively impacted by a charge of $49.6 million for the impairment of goodwill and trademarks and $5.7 million for the write-off of idle fixed assets, obsolete inventory and intangible assets. Segment operating profit for 2002 included a net gain of $2.3 million primarily related to the sale of a closed facility. Segment operating profit, excluding these items, decreased to $8.3 million in fiscal 2003 from $22.2 million in fiscal 2002 primarily due to rising raw material costs, a decrease in sales volume and changes in product mix. Operating margins, excluding these items, declined in fiscal 2003 to 1.2% from 3.3% in fiscal 2002.

The Company had a net loss of $(83.8) million in fiscal 2003 or a loss of $(2.10) per diluted share as compared to a loss of $(135.5) million in fiscal 2002 or a loss of $(3.40) per diluted share. Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption in fiscal 2002, the Company recorded a non-cash charge of $142.5 million or $(3.58) per diluted share as the cumulative effect of accounting change, net of tax.

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

Performance Chemicals

Performance Chemicals’ net sales increased 9.2% to $327.0 million in fiscal 2003 from $299.4 million in fiscal 2002 primarily as a result of product pricing actions of approximately $20.4 million and volume increases of $7.2 million. Price and volume increases affected both product lines. Volume increased 2.2% from fiscal 2002 and is the first annual volume increase since 2000. Sales for the Paper and Carpet Chemicals product line increased 13.8% to $208.1 million in fiscal 2003 from $182.9 million in fiscal 2002 due to higher average selling prices and volume increases. Sales for the Specialty Chemicals product line increased 2.1% to $118.9 million in fiscal 2003 compared to $116.5 million in fiscal 2002 due to increased demand in the nonwovens and coatings/adhesives markets and higher average selling prices. The segment generated an operating profit of $11.2 million for fiscal 2003 as compared to an operating profit of $22.1 million in fiscal 2002. Included in segment operating profit for fiscal 2003 was a restructuring and severance charge of $0.6 million for reduction in workforce programs initiated in the first and fourth quarters of fiscal 2003. In addition, the segment incurred a charge of $2.7 million in fiscal 2003 related to the write-off of certain intangible assets. Included in segment operating profit for fiscal 2002 was a gain of $2.2 million primarily related to the sale of the Company’s Greensboro, North Carolina facility. Excluding these items, segment operating profit declined to $14.5 million in fiscal 2003 as compared to $19.9 million in fiscal 2002. Excluding these items, the segment operating margin declined to 4.4% in fiscal 2003 as compared to 6.6% for fiscal 2002. The decrease in segment operating profit resulted primarily from higher raw material and labor costs of approximately $34.0 million, which affected both product lines. The increase in raw material costs was partially offset by price increases of $20.4 million and improvements in productivity and lower spending of $8.2 million. The segment operating profit was positively impacted by pension income of $0.9 million in fiscal 2002. There was no pension income recognized in fiscal 2003.

Decorative Products

Decorative Products’ sales declined 10.8% to $257.6 million in fiscal 2003 as compared to $288.7 million in fiscal 2002. The decline in sales was due to the overall weakness in all of the segment’s end-use markets. Sales for the Commercial Wallcoverings product line declined 8.7% to $109.6 million in fiscal 2003 compared to $120.0 million in fiscal 2002 due to weak demand in the European and domestic hospitality and commercial office markets. Sales for the Coated Fabrics product line declined 7.2% to $84.7 million in fiscal 2003 compared to $91.3 million in fiscal 2002 due to weak demand in the furniture, interior structures and transportation markets. Sales for the Decorative Laminates product line declined 18.2% to $63.3 million in fiscal 2003 compared to $77.4 million in fiscal 2002, due to weak demand in the consumer electronics, manufactured housing and furniture markets. The segment incurred an operating loss of $(70.0) million for fiscal 2003 as compared to an operating profit of $7.3 million for fiscal 2002. Included in the segment operating loss for fiscal 2003 was a restructuring and severance charge of $8.1 million primarily related to the exiting of the heat transfer business, an impairment charge of $49.6 million for goodwill and trademarks and a charge of $3.0 million related primarily to the write-offs of idle fixed assets, obsolete inventory and intangible assets. Included in the segment operating profit for fiscal 2002 was a gain of $0.1 million from the reversal of a prior restructuring and severance reserve. Excluding these items, the segment incurred an operating loss of $(9.3) million for fiscal 2003 as compared to an operating profit of $7.2 million for fiscal 2002. Excluding these items, segment operating profit margins declined to (3.6)% in fiscal 2003 from 2.5% in fiscal 2002. The decline in segment operating profit was primarily due to lower sales volumes in all product lines. The sales decline affected segment operating profit by $13.5 million and was partially offset by price increases of $2.2 million. Segment operating profit was also negatively impacted in fiscal 2003 by higher raw material and labor costs of $7.4 million, offset by improvements in manufacturing productivity and lower spending of $2.2 million.

The segment operating (loss) income of Decorative Products was positively impacted by $2.0 million in fiscal 2003 and $3.4 million in fiscal 2002 due to last-in, first-out inventory adjustments. The segment also recognized pension income of $1.4 million for fiscal 2003 as compared to $3.1 million for fiscal 2002.

Building Products

Building Products’ sales increased 5.3% to $98.0 million in fiscal 2003 from $93.1 million in fiscal 2002. Sales improved due to strong customer demand, especially in reroofing applications. Segment operating profit was $3.0 million for fiscal 2003 as compared to an operating loss of $(4.9) million for fiscal 2002. Included in the segment operating profit for fiscal 2003 was a charge of $0.1 million for severance expense. Excluding this charge, segment operating profit was $3.1 million for fiscal 2003. Excluding these items, segment operating profit margins improved to 3.2% as compared to (5.3)% for fiscal 2002. The increase in segment operating profit was due primarily to the improvement in volume of $0.6 million, manufacturing productivity and lower spending of $4.0 million and a decrease in warranty expense of $3.8 million. Pension income/expense was less than $0.1 million for fiscal 2003 and 2002.

Corporate

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

Depreciation and amortization increased $4.9 million to $33.7 million in fiscal 2003 from $28.8 million in fiscal 2002 primarily due to additional amortization costs resulting from the write-down of certain finite-lived intangible assets in fiscal 2003.

The Company recorded a tax benefit of $0.6 million in fiscal 2003 as compared to tax expense of $0.5 million in fiscal 2002. The benefit in 2003 was due to the refund related to the carryback of foreign net operating losses that had not previously been recognized, offset mainly by foreign withholding taxes. The effective rate for fiscal 2003 was a benefit of 0.7%, which was below the statutory rate of 35%. Valuation allowances were provided for deferred tax assets originating in 2003 as a result of the Company’s recent history of cumulative losses, which is the reason for the decrease in the benefit realized.

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

$58.4

Financial Resources and Capital Spending

Cash provided by operating activities was $21.3 million in fiscal 2004, as compared to cash used by operating activities of $39.8 million in fiscal 2003 and cash provided by operating activities of $31.4 million in fiscal 2002. The increase in cash flow of $61.1 million in fiscal 2004 resulted primarily from an improvement in working capital and improved operating performance. The decrease in cash flow of $71.2 million between 2003 and 2002 resulted primarily from the repurchase of accounts receivable which the Company had previously sold under a receivable sales backed financing program and decreased operating performance.

In fiscal 2004, $11.8 million was used for investing activities, which consisted of capital expenditures. In fiscal 2003, $6.9 million was used for investing activities which consisted primarily of capital expenditures of $8.8 million offset by the proceeds from the sale of a design center. In fiscal 2002, $3.7 million was used for investing activities which consisted primarily of capital expenditures of $11.1 million, the completion of the DSI acquisition of $2.0 million, offset by the sale of the Greensboro, North Carolina facility and the corporate headquarters’ offices resulting in cash proceeds of approximately $9.4 million.

Cash used by financing activities in 2004 of $9.3 million primarily related to payments under the revolving credit facility. Cash provided from financing activities was $52.2 million in fiscal 2003 and was primarily related to the refinancing effort that the Company completed on May 28, 2003. Cash used in financing activities was $28.2 million in fiscal 2002. Cash used in fiscal 2002 was primarily attributable to debt reduction.

Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures totaled $11.8 million for fiscal 2004, $8.8 million for fiscal 2003 and $11.1 million in fiscal 2002. Capital expenditures in fiscal 2004, 2003 and 2002 were primarily for equipment upgrades and additions. The Company anticipates capital expenditures in fiscal 2005 to be approximately $15.0 million. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its credit facility.

Long-Term Debt

As described in Note L to the Consolidated Financial Statements, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. Interest on the Notes will be paid semi-annually on June 1st and December 1st. The Company used the proceeds from this offering to repay outstanding amounts under its then existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses.

In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.75% at November 30, 2004. The eurodollar rate is a fluctuating rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.25% at November 30, 2004. The Facility’s average borrowing rate at November 30, 2004 was 5.34%. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.625% at November 30, 2004. The Company’s total debt outstanding at November 30, 2004 was $181.7 million and its average debt outstanding during fiscal 2004 was $200.1 million. At November 30, 2004, the amount borrowed and the unused and available balance under the Facility were $15 million and $44.2 million, respectively.

On November 19, 2003, the Company amended the aforementioned Facility to exclude certain non-cash charges, incurred during the fourth quarter of fiscal 2003, and used in determining the fixed charge coverage ratio. Effective November 30, 2004, the Company amended the Facility to eliminate the fixed charge coverage ratio and increased by $10 million the minimum availability required in the original agreement. These amendments did not have an impact on the borrowing base or lending rates of the agreement. At November 30, 2004 the Company was in compliance with all debt covenants.

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

Contractual Obligation

	Payments Due By Period
(Dollars in millions)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt	$181.7	$—	$15.2	$—	$166.5
Operating leases	29.7	5.9	10.6	6.4	6.8
Purchase obligations	.5	.5	—	—	—
Other long-term liabilities recorded on balance sheet	64.7	—	14.8	6.5	43.4

Total	$276.6	$6.4	$40.6	$12.9	$216.7

Subsequent Event

On January 27, 2005, the Company appointed a new distributor for its Genon and Muraspec brands of commercial wallcoverings. In connection with this appointment, the Company will exit its North American wallcovering distribution business known as Muraspec North America. The Company anticipates that this exit will be substantially complete by the end of the first quarter of fiscal 2005. In the first fiscal quarter of 2005, the Company will incur disposal costs for inventories, sample books, and related fixed assets not transferred to the new distributor or redeployed within the Company and severance costs for affected employees. The Company cannot currently estimate either the disposal or severance costs.

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2004, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, accounts receivable, inventories, warranty obligations, litigation and environmental reserves, pensions and income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available. Actual results may materially differ from these estimates under different assumptions or conditions.

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

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all specific customers that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other relevant factors, or those that have been turned over for collection and to reserve for the portion of those outstanding balances that collection does not appear to be likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $2.9 million and $3.8 million at November 30, 2004 and 2003, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with usage and sales levels over the last year to two years. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence was approximately $12.2 million and $14.1 million at November 30, 2004 and 2003, respectively.

D)    Allowance For Warranty Claims

On an on-going basis, the Company updates its Building Products’ warranty reserve for specifically identified or new matters and a detailed study of the reserve is updated on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical warranty costs and failure rates. A change in these factors could result in a significant change in the reserve balance. The warranty reserve at November 30, 2004 and 2003 was approximately $12.9 million and $11.7 million, respectively.

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

The most significant elements in determining the Company’s pension income (expense) in accordance with SFAS No. 87 are the expected return on plan assets and the discount rate. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense).

The combination of several factors required the Company to begin recording pension expense of $0.4 million in fiscal 2004. The Company anticipates fiscal 2005 expense to remain flat. The lower investment performance by our pension plan assets, caused by the 2000-2002 decline in the stock market, had significantly reduced the prepaid position of the plan. Changes in long-term expectations for inflation and the equity markets have led to the lowering of the assumed rate of return for asset performance. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 8.5%. The measurement date of August 31, 2004 was used to determine this rate. A 25 basis point change in the assumed rate of return for assets would increase or decrease the assets by approximately $0.5 million.

The Company determined the discount rate to be used to discount the plan liabilities at the plan’s measurement date, which was August 31, 2004. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company considered rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

With the low interest rate environment, the Company decreased the discount rate used to measure the defined benefit pension plan obligations to a discount rate of 6.3% from a discount rate of 6.5%. The measurement date of August 31, 2004 was used to determine this rate. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by approximately $0.2 million.

Based on asset performance, interest rate and discount rate assumptions, the Company does not anticipate that a cash contribution to the pension fund will be required prior to 2008. However, this funding analysis is highly sensitive to changes in these assumptions and such changes may accelerate or delay the requirement to make a cash contribution. Additionally, the Company may not have the funds necessary to meet any minimum pension funding requirements.

The annual cost of the consolidated pension plan is expected to grow to $3.5 million by fiscal 2006. Currently, the plan has a credit balance that will cover cash contribution requirements for the next two years. Factors that could alter the cash requirements and timing of any such cash equivalents are:

•	Investment returns which differ materially from the Company’s 8.5% return assumption.

•	Failure of Congress to replace the 30-year Treasury bond, the yield on which is used for the current liability measure (artificially low interest rates force additional funding charges).

•	Significant improvements to the pension plan (e.g., large early retirement window).

•	Opportunities to reduce future cash requirements by accelerating contributions ahead of the minimum required schedule. By following certain strategies, smaller contributions in the near term may prevent the need for larger contributions in the future. Some of those strategies might include, but are not limited to, contributions to avoid Pension Benefit Guaranty Corporation variable premiums, a charge to other comprehensive income, and maintain funded status to avoid additional funding requirements under Section 412(I) of the Internal Revenue Code. These types of contributions would allow the Company to manage the overall cash flow to the plan.

At November 30, 2004, the Company’s consolidated prepaid pension asset was $57.6 million as compared to $57.8 million for fiscal 2003. The Company recognized consolidated pre-tax pension expense of $0.4 million for fiscal 2004 and pre-tax pension income of $2.4 million for fiscal 2003.

G)    Tax Valuation Allowance

The Company has provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. As of November 30, 2004, the Company had approximately $90.2 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2024, goodwill and indefinite lived intangible asset impairment losses created as a result of the Company’s annual impairment test in fiscal 2004 and 2003 and the cumulative effect of an accounting change effective December 1, 2001 and other temporary differences for which a valuation allowance of $90.2 million has been provided. The Company provided a valuation allowance for its deferred tax assets after having considered its recent history of cumulative losses since its spin-off from GenCorp.

H)    Stock-Based Employee Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Company’s employee stock options. Under APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant (intrinsic value method), no compensation expense is recognized. Effective September 1, 2005, the Company will adopt the fair value method of recording stock options as required by SFAS No. 123 (Revised), “Share-Based Payment.” All future employee stock option grants beginning September 1, 2005, plus the balance of the non-vested grants awarded prior to September 1, 2005, will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company expects the impact from adoption of this standard to be approximately $0.01 per share in fiscal year 2005, increasing to approximately $0.04—$0.06 per share in future years. This estimate assumes that the number and the fair value of options granted are similar for all years. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2004 reflects reserves for environmental remediation efforts of $0.7 million.

Capital expenditures for projects related to the environment were $1.1 million in 2004, $1.3 million in 2003 and $1.3 million in 2002. The Company currently forecasts that capital expenditures for environmental projects will be approximately $2.2 million in fiscal 2005. During 2004, non-capital expenditures for environmental compliance and protection totaled $4.7 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $5.0 million in both fiscal 2003 and 2002. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with historical expenditure levels.

Employee Matters

The Company employs approximately 2,000 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 30% of the Company’s employees are covered by collective bargaining agreements. Approximately 550 employees were covered by four separate collective bargaining agreements which expired during fiscal 2004. The Company has completed negotiations with respect to all of those labor agreements.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted this standard December 1, 2001 and recorded a charge for the cumulative effect of an accounting change of $142.5 million during the first quarter of fiscal 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This standard was effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this standard effective January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The standard provides alternative methods for companies that choose to expense the fair value of stock options. The standard also requires additional disclosures in Significant Accounting Policies regardless of the method used to account for stock-based employee compensation. The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under SFAS No. 148,

the Company is required to present pro-forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards. The Company adopted this standard effective November 30, 2002.

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

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The interpretation was subsequently revised in December 2003. The interpretation addresses whether equity investments should be consolidated based on guidelines associated with what party has financial risks and controlling financial interest. Application of the interpretation is required in financial statements for periods ending after December 15, 2003. This interpretation did not have a significant impact on the Company.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revision was developed in response to concerns expressed by users of financial statements about their need for more information about pension plans. The statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The Company adopted this standard effective December 1, 2003.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

In October 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was signed into law by the President of the United States. The Jobs Act contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a lower U.S. tax rate on non-U.S. dividends and a new deduction relating to U.S. manufacturing. The Company is in the process of evaluating this legislation. However, the Jobs Act is not anticipated to materially affect the Company’s results of operations or financial position.

In December, 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, APB 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. As noted previously, the Company currently uses the intrinsic value method of APB 25 to value stock options, and accordingly, no compensation expense has been recognized for stock options. This standard requires the expensing of all stock-based compensation, including stock options, using the fair value based method. For the Company, the effective date of this standard will be September 1, 2005. The Company will elect to expense stock options using the modified prospective transition method prescribed in SFAS No. 123 (Revised). The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The Company expects the impact from adoption of this standard to be approximately $0.01 per share in fiscal year 2005, increasing to approximately $0.04—$0.06 per share in future years.

Forward-Looking Statements

This annual report includes “forward-looking statements,” as defined by federal securities laws. Forward-looking statements address the Company’s business, results of operations, financial condition and significant accounting policies and management judgments, and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which the Company operates and management’s beliefs and assumptions about these economies and markets. Words such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

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

Factors that may cause actual results to differ from expected results include, among others:

•	General economic trends affecting OMNOVA Solutions’ end-use markets;

•	Raw material prices and availability for petrochemicals and chemical feedstocks, including styrene, butadiene and polyvinyl chloride;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Acts of war or terrorism;

•	Competitive pressure on pricing;

•	Ability to develop successful new products;

•	Customer and/or competitor consolidation;

•	Customer ability to compete against increased foreign competition;

•	Operational issues at the Company’s facilities;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Governmental and regulatory policies;

•	Rapid increases in health care costs;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	The Company’s strategic alliance and acquisition activities;

•	Lower investment performance of pension plan assets;

•	Compliance with extensive environmental, health and safety laws and regulations; and

•	Substantial debt and leverage and the ability to service that debt.

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

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note L to the Consolidated Financial Statements, a portion of the Company’s debt, $15 million at November 30, 2004, which is the debt under the new revolving credit facility, matures in the year 2006 and is variable. The average variable interest rate applicable to this debt was 5.34% as of November 30, 2004. Based on debt levels as of November 30, 2004, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.2 million annually. The three-year senior secured revolving credit facility bears interest at variable rates and therefore, its carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in Note G, the Company has experienced an accumulated gain of $3.5 million as of November 30, 2004 primarily due to the favorable currency conversion of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Management’s Assessment of Internal Control Over Financial Reporting

Management of OMNOVA Solutions, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This framework consists of eight components: internal environment, objective setting, event identification, risk assessment, risk response, control activities, information and communication, and monitoring.

Under the supervision and with the participation of the Company’s management, including the principle executive officer and principle financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited management’s assessment, included in the accompanying Annual Report on Form 10-K, titled “Management’s Assessment of Internal Control Over Financial Reporting,” that OMNOVA Solutions Inc. (OMNOVA Solutions) maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OMNOVA Solutions’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that OMNOVA Solutions maintained effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, OMNOVA Solutions maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of November 30, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2004 of OMNOVA Solutions and our report dated January 28, 2005 expressed an unqualified opinion thereon.

Akron, Ohio

January 28, 2005

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

To the Shareholders of OMNOVA Solutions Inc.:

Management of OMNOVA Solutions Inc. is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. These financial statements were prepared in accordance with U.S. generally accepted accounting principals and fairly represent the transactions and financial condition of the Company in all material respects. The financial statements include amounts that are based on management’s best estimates and judgments. The Company’s financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who has been selected by the Board of Directors and approved by the shareholders. Management has made available to Ernst & Young LLP all of the Company’s financial records and related data, internal audit reports, as well as the minutes of shareholders’ and directors’ meetings.

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

The Audit Committee is composed of directors who are not officers or employees of the Company. It meets regularly with members of management, the internal auditors and the representatives of the independent registered public accounting firm to discuss the adequacy of the Company’s internal controls over financial reporting, financial statements and the nature, extent and results of the audit effort. Management reviews with the Audit Committee all of the Company’s significant accounting policies and assumptions affecting the results of operations. Both the independent registered public accounting firm and internal auditors have direct access to the Audit Committee without the presence of management.

Kevin M. McMullen

Chairman, Chief Executive Officer and President

Michael E. Hicks

Senior Vice President and Chief Financial Officer; Treasurer

February 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note C to the financial statements, effective December 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2005 expressed an unqualified opinion thereon.

Akron, Ohio

January 28, 2005

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

	Years Ended November 30,
	2004	2003	2002
	(Dollars in millions, except per share data)
Net Sales	$745.7	$682.6	$681.2
Costs and Expenses
Cost of products sold	577.5	516.8	496.8
Selling, general and administrative	142.1	136.1	140.3
Goodwill and indefinite lived trademark impairments	3.9	49.6	—
Depreciation and amortization	22.8	33.7	28.8
Interest expense	20.7	15.3	8.1
Other expense, net	3.0	3.4	2.3
Restructuring and severance	.4	9.0	(2.6)
Deferred financing costs write-off	—	3.1	—

	770.4	767.0	673.7

(Loss) Income Before Income Taxes	(24.7)	(84.4)	7.5
Income tax (benefit) expense	(.3)	(.6)	.5

(Loss) Income Before Cumulative Effect of Accounting Change	$(24.4)	$(83.8)	$7.0
Cumulative Effect of Accounting Change	—	—	(142.5)

Net Loss	$(24.4)	$(83.8)	$(135.5)

Basic (Loss) Earnings Per Share
(Loss) Earnings before cumulative effect of accounting change	$(.61)	$(2.10)	$.18
Cumulative effect of accounting change	—	—	(3.60)

Net Loss Per Basic Share	$(.61)	$(2.10)	$(3.42)

Diluted (Loss) Earnings Per Share
(Loss) Earnings before cumulative effect of accounting change	$(.61)	$(2.10)	$.18
Cumulative effect of accounting change	—	—	(3.58)

Net Loss Per Diluted Share	$(.61)	$(2.10)	$(3.40)

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

	November 30,
	2004	2003
	(Dollars in millions, except per share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$15.0	$14.1
Accounts receivable, net	104.6	97.4
Inventories	49.6	45.1
Deferred income taxes	3.7	4.2
Prepaid expenses and other	2.6	3.8

Total Current Assets	175.5	164.6
Property, plant and equipment, net	166.8	174.3
Trademarks and other intangible assets, net	9.9	15.4
Prepaid pension	57.3	57.3
Other assets	23.0	27.3

Total Assets	$432.5	$438.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$.2	$—
Accounts payable	96.5	72.1
Accrued payroll and personal property taxes	14.0	12.8
Accrued interest	9.5	9.7
Other current liabilities	15.3	20.4

Total Current Liabilities	135.5	115.0
Long-term debt	181.5	192.2
Postretirement benefits other than pensions	48.1	48.8
Deferred income taxes	3.7	4.2
Other liabilities	12.9	11.0
Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 42.4 million and 41.9 million shares issued in 2004 and 2003, respectively; 40.7 million and 40.0 million shares outstanding in 2004 and 2003, respectively	4.2	4.2
Additional contributed capital	310.9	309.3
Retained deficit	(256.2)	(231.8)
Treasury stock at cost; 1.7 million and 1.9 million shares in 2004 and 2003, respectively	(11.4)	(12.7)
Accumulated other comprehensive income (loss)	3.3	(1.3)

Total Shareholders’ Equity	50.8	67.7

Total Liabilities and Shareholders’ Equity	$432.5	$438.9

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended November 30, 2004, 2003 and 2002

(Dollars in millions)	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Total Comprehensive Loss
2002
Balance December 1, 2001	$4.2	$308.7	$(12.5)	$(14.1)	$(8.2)	$278.1
Net loss			(135.5)			(135.5)	$(135.5)
Cumulative translation adjustment					3.3	3.3	3.3
Minimum pension liability					(.1)	(.1)	(.1)

Total comprehensive loss							$(132.3)

Exercise of stock options and other		.6				.6
Common stock issuance				.8		.8

Balance November 30, 2002	$4.2	$309.3	$(148.0)	$(13.3)	$(5.0)	$147.2

2003
Net loss			(83.8)			(83.8)	$(83.8)
Cumulative translation adjustment					4.0	4.0	4.0
Minimum pension liability					(.3)	(.3)	(.3)

Total comprehensive loss							$(80.1)

Common stock issuance				.6		.6

Balance November 30, 2003	$4.2	$309.3	$(231.8)	$(12.7)	$(1.3)	$67.7

2004
Net loss			(24.4)			(24.4)	$(24.4)
Cumulative translation adjustment					4.4	4.4	4.4
Minimum pension liability					.2	.2	.2

Total comprehensive loss							$(19.8)

Exercise of stock options and other		1.6				1.6
Common stock issuance				1.3		1.3

Balance November 30, 2004	$4.2	$310.9	$(256.2)	$(11.4)	$3.3	$50.8

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Years Ended November 30,
	2004	2003	2002
	(Dollars in millions)
Operating Activities
Net loss	$(24.4)	$(83.8)	$(135.5)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	—	—	142.5
Loss (gain) on sale of fixed assets	.2	(1.3)	(1.8)
Depreciation and amortization	22.8	33.7	28.8
Write-down of goodwill and indefinite lived trademarks	3.9	49.6	—
Write-down of fixed and other assets	—	3.7	—
Write-down of finite lived intangible assets	—	1.7	—
Write-off of deferred financing costs	—	3.1	—
Changes in operating assets and liabilities net of effects of acquisitions and dispositions of businesses:
Accounts receivable	(6.4)	(53.8)	9.9
Inventories	(3.9)	3.8	8.9
Other current assets	1.3	1.1	.8
Current liabilities	21.0	5.7	(13.2)
Other non–current assets	4.2	1.5	(8.6)
Other long–term liabilities	2.6	(4.8)	(.4)

Net Cash Provided (Used) By Operating Activities	21.3	(39.8)	31.4
Investing Activities
Capital expenditures	(11.8)	(8.8)	(11.1)
Proceeds from business and asset dispositions	—	1.9	9.4
Business acquisitions	—	—	(2.0)

Net Cash Used By Investing Activities	(11.8)	(6.9)	(3.7)
Financing Activities
Long-term debt proceeds	697.0	626.4	105.0
Repayment of debt obligations	(707.7)	(560.7)	(136.3)
Short-term debt (payments)/proceeds, net	—	(6.0)	2.5
Other financing activities	1.4	(7.5)	.6

Net Cash (Used) Provided By Financing Activities	(9.3)	52.2	(28.2)
Effect of exchange rate changes on cash	.7	.2	.4

Net Increase (Decrease) In Cash and Cash Equivalents	.9	5.7	(.1)
Cash and cash equivalents at beginning of period	14.1	8.4	8.5

Cash and Cash Equivalents at End of Period	$15.0	$14.1	$8.4

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

Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition—Revenue from product sales is recognized when shipment to the customer has been made, which is when title passes. The Company estimates and records provisions for quantity rebates, sales returns, allowances and original warranties in the period the sale is recorded, based upon its experience. These items are included as a reduction in net sales.

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

Research and Development Expense—Research and development costs, which were $8.3 million in 2004, $9.5 million in 2003 and $8.7 million in 2002, are charged to expense as incurred.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Fair Value of Financial Instruments—The carrying value of the Company’s cash equivalents approximates fair value due to the short term maturity of such instruments. The three-year senior secured revolving credit facility bears interest at variable rates and therefore its carrying value approximates its fair value. As of November 30, 2004, the estimated fair value of the Company’s 11.25% Senior Secured Notes was $185.6 million, based on market rate, as compared to the carrying amount of $165 million.

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

Accounts Receivable Securitization—The Company accounted for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At the time the receivables were sold, the balances were removed from the Consolidated Balance Sheets. Costs associated with the sale of receivables were included in other expense in the Consolidated Statements of Operations. As discussed in Note I, the accounts receivable securitization program was terminated on May 28, 2003 in connection with the Company’s debt refinancing.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

Inventories—Inventories are stated at the lower of cost or market, primarily using the last-in, first-out method (LIFO). The remaining portion of inventories is stated using the first-in, first-out method (FIFO). Inventories are reviewed for obsolescence and reserves are provided as necessary. Factors that could affect inventory obsolescence include changes in design patterns, color and material preferences.

Warranties—The Company offers a warranty program for its roofing systems and has a corresponding warranty reserve. The reserve is reviewed for adequacy on a quarterly basis and is adjusted as necessary. The primary factors that could affect this reserve would include changes in the historical system performance rate as well as the costs of replacement.

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

Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at their estimated fair value. Intangible assets with definite lives are amortized over their estimated useful lives using the straight-line method over periods ranging from 10 to 30 years. Accumulated amortization of identifiable intangible assets at November 30, 2004 and 2003 was $9.3 million and $7.7 million, respectively.

Indefinite lived intangible assets are tested for impairment at least annually. The measurement date for the annual impairment test is September 1st. See Note C.

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

Foreign Currency Translation—The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at the weighted average exchange rates for the year. The resulting translation gains and losses on assets and liabilities are recorded in Accumulated other comprehensive income (loss), and are not included in operations until realized through sale or liquidation of the investment.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

The following table displays a reconciliation of accounting under the intrinsic value method under APB 25 as compared to the fair value method under SFAS 123 for the fiscal years ended 2004, 2003 and 2002:

	2004	2003	2002
	(Dollars in millions, except per share data)
Net loss as reported	$(24.4)	$(83.8)	$(135.5)
Add: Stock-based employee compensation expense, net of tax, included in reported net loss	.3	—	—
Deduct: Stock-based compensation expense under fair value method, net of tax	(2.3)	(2.8)	(2.2)

Pro-forma net loss including stocked-based compensation expense under fair value method	$(26.4)	$(86.6)	$(137.7)

Basic loss per share as reported	$(.61)	$(2.10)	$(3.42)
Pro-forma basic loss per share	$(.66)	$(2.17)	$(3.48)
Diluted loss per share as reported	$(.61)	$(2.10)	$(3.40)
Pro-forma diluted loss per share	$(.66)	$(2.17)	$(3.46)

Effective September 1, 2005, the Company will adopt the fair value method of recording stock options as required by SFAS No. 123 (Revised), “Share-Based Payment.” All future employee stock option grants occurring on or after September 1, 2005, plus the balance of the non-vested grants awarded prior to September 1, 2005, will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company expects the impact from adoption of this standard to be approximately $0.01 per share in fiscal year 2005, increasing to approximately $0.04—$0.06 per share in future years. This estimate assumes that the number and the fair value of options granted are similar for all years. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate.

Reclassifications—Certain reclassifications have been made to conform prior year’s data to the current presentation.

New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion 17, “Intangible Assets.” Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted this standard December 1, 2001 and recorded a charge for the cumulative effect of an accounting change of $142.5 million during the first quarter of fiscal 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This standard was effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this standard effective January 1, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The standard provides alternative methods for companies that choose to expense the fair value of stock options. The standard also requires additional disclosures in Significant Accounting Policies regardless of the method used to account for stock-based employee compensation. The Company has elected to follow the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under SFAS 148, the Company is required to present pro-forma disclosures that reflect the difference in stock-based employee compensation cost, if any, included in net income and the total cost measured by the fair value based method, if any, that would have been recognized in the income statement if the fair value based method had been applied to all awards. The Company adopted this standard effective November 30, 2002.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

In November 2002, the FASB released Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN 45). The interpretation requires that a guarantor recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Disclosure of the maximum potential amount of future payments is not required for product warranties. Effective December 1, 2002, the interpretation was adopted, which did not have a significant impact on the Company. Additionally, the interpretation requires new disclosures relating to product warranties. The Company provides product warranties on its roofing products. The Company’s policy for product warranties is to review the warranty reserve on a quarterly basis for specifically identified or new matters and perform a detailed study of the reserve on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical costs, estimated costs to replace and failure rates. A change in these factors could result in a significant change in the reserve balance.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The interpretation was subsequently revised in December 2003. The interpretation addresses whether equity investments should be consolidated based on guidelines associated with what party has financial risks and controlling financial interest. Application of the interpretation is required in financial statements for periods ending after December 15, 2003. This interpretation did not have a significant impact on the Company.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revision was developed in response to concerns expressed by users of financial statements about their need for more information about pension plans. The statement retains the disclosures required by the original SFAS 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The Company adopted this standard effective December 1, 2003.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

In October 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was signed into law by the President of the United States. The Jobs Act contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a lower U.S. tax rate on non-U.S. dividends and a new deduction relating to U.S. manufacturing. The Company is in the process of evaluating this legislation. However, the Jobs Act is not anticipated to materially affect the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, APB 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. As noted previously, the Company currently uses the intrinsic value method of APB 25 to value stock options, and accordingly, no compensation expense has been recognized for stock options as the Company grants stock options with exercise prices equal to the Company’s common stock market price on the date of the grant. This standard requires the expensing of all stock-based compensation, including stock options, using the fair value based method. For the Company, the effective date of this standard will be September 1, 2005. The Company will elect to expense stock options using the modified prospective transition method prescribed in SFAS 123 (Revised). The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The Company expects the impact from adoption of this standard to be approximately $0.01 per share in fiscal year 2005, increasing to approximately $0.04—$0.06 per share in future years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note B—Restructuring and Severance

In fiscal 2003, the Company recorded $9.0 million of restructuring and severance charges primarily in connection with exiting its heat transfer business and other workforce reduction initiatives. In fiscal 2004, the Company recognized $0.4 million of severance expense related to these actions.

Due to decreased demand and a continuing trend of offshore sourcing, the Decorative Products segment exited the heat transfer product line during the third quarter of fiscal 2003. The charge associated with these actions was $5.8 million and consisted of fixed asset write-offs of $3.3 million, intangible asset write-offs of $1.7 million, other asset write-offs of $0.2 million, shutdown costs of $0.2 million and severance expense of $0.4 million. The restructuring activity affected 55 employees and was substantially completed during the first quarter of 2004. Additionally, the Company wrote-off $0.2 million of inventory, included in cost of sales, as part of the exiting of the heat transfer business.

In an effort to better align the overall cost structure, the Company implemented additional workforce reductions and cost cutting measures across the Company resulting in restructuring and severance expenses of $3.2 million. The $3.2 million consisted primarily of severance expense of $3.6 million offset by a net gain of $0.4 million on the relocation of a Decorative Products’ design center. The net gain was comprised of the gain on the sale of the design center for $1.3 million, offset by $0.7 million of related shutdown costs and $0.2 million of fixed asset write-offs. The Company has terminated approximately 115 employees as a result of these actions. This workforce reduction program was substantially complete as of November 30, 2003.

The following table summarizes the Company’s reserves related to severance activities:

	November 30, 2003	Fiscal 2004		November 30, 2004
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$.2	$—	$.2	$—
Decorative Products	1.4	.5	1.6	.3
Building Products	—	—	—	—
Corporate	.1	(.1)	—	—

Total	$1.7	$.4	$1.8	$.3

The remaining severance obligations will be paid in accordance with the provisions of the employees’ severance agreement. Severance payments are expected to be completed by the end of the second quarter of fiscal 2005. The Company does not anticipate recording any additional severance expense associated with the aforementioned reductions in workforce program. The Company anticipates that these restructurings will provide approximately $16.0 million of annual cost savings.

In fiscal 2002, the Company recognized income for restructuring and severance of $2.6 million, which related primarily to the sale of the Greensboro, North Carolina facility for $2.2 million and a reversal of a prior unutilized restructuring reserve of $1.1 million offset by severance expense of $0.7 million.

Note C—Goodwill and Other Intangible Assets

The Company performs its annual impairment test of indefinite lived intangible assets required under SFAS No. 142 during the fourth quarter of its fiscal year. SFAS No. 142 requires that these assets be tested for impairment at least annually. The Company determines the fair value of any indefinite lived intangible assets, compares it to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Prior to fiscal 2004, goodwill was tested utilizing a two step methodology. After recording any impairment losses for the indefinite lived intangible assets, the Company is required to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C—Goodwill and Other Intangible Assets (Continued)

unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill (step two).

During the fourth quarter of fiscal 2004, the Company determined that the Decorative Products indefinite lived trademark asset was impaired by $3.9 million, for which the Company recognized an impairment charge. During the fourth quarter of fiscal 2003, the Company determined that the Decorative Products reporting unit had indefinite lived intangible assets that were impaired by $8.4 million and that this reporting unit’s carrying value exceeded its estimated fair value as determined by utilizing various valuation techniques, including discounted cash flows. Given the indication of a potential impairment, the Company completed step two for the Decorative Products reporting unit, which resulted in an impairment loss for goodwill of $41.2 million. In total, an impairment charge of $49.6 million was recognized under the guidelines of SFAS No. 142 in the fourth quarter of fiscal 2003. As of November 30, 2004, the Company had $1.0 million of indefinite lived intangible assets and no goodwill remaining attributable to its segments. In fiscal 2002, upon adoption of SFAS No. 142, the Company recorded, as a cumulative effect of an accounting change, a transitional impairment charge of $142.5 million, consisting of $38.5 million of indefinite lived trademarks in its Decorative Products reporting unit and $104.0 million of goodwill in its Performance Chemicals reporting unit.

Due to the Company’s recent history of cumulative losses, recognition of the future tax benefit of these impairment losses is uncertain. Therefore, a valuation allowance was provided on the net deferred tax asset created as a result of these impairment charges. The impairment losses were non-cash charges and did not have an effect on the Company’s business activities.

In 2003, the Company also determined there were indicators that the carrying amount of certain finite-lived intangible assets were not recoverable. Under the guidelines of SFAS No. 144, the future undiscounted cash flows were less than the carrying amount of the intangible assets. As a result, the Company recorded an impairment charge of $7.3 million, included in amortization expense, during the fourth quarter of fiscal 2003 to reduce the intangible assets to their fair value, based primarily on a valuation technique using discounted cash flows. The impairment charge of $7.3 million, consisted of $4.6 million for the Decorative Products segment and $2.7 million for the Performance Chemicals segment. As described in Note B, the Company also wrote off $1.7 million of intangible assets, included in restructuring and severance expense, as a result of exiting the heat transfer business.

As of November 30, 2004, the Company had $8.9 million of finite-lived intangible assets remaining attributable to its segments. The following table displays the intangible assets that continue to be subject to amortization and their net carrying amount as well as intangible assets not subject to amortization as of November 30, 2004 and 2003:

	November 30, 2004		November 30, 2003
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
	(Dollars in millions)
Amortized intangible assets
Patents	$7.9	$3.5	$7.9	$4.1
Trademarks	5.8	2.6	5.8	3.2
Technical know-how	2.6	2.1	2.6	2.3
Other	1.9	.7	1.9	.9

	$18.2	$8.9	$18.2	$10.5

Unamortized intangible assets
Trademarks	$1.0	$1.0	$4.9	$4.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C—Goodwill and Other Intangible Assets (Continued)

Amortization expense, excluding the impairment charges discussed above, for intangible assets subject to amortization was $1.6 million, $3.3 million and $3.1 million for the years ended November 30, 2004, 2003 and 2002, respectively, and is estimated to be approximately $1.6 million annually for the next five fiscal years.

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

Note F—Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

	Years Ended November 30,
	2004	2003	2002
	(Dollars in millions, except per share data)
Numerator
(Loss) income before cumulative effect of accounting change	$(24.4)	$(83.8)	$7.0
Cumulative effect of accounting change	—	—	(142.5)

Net loss	$(24.4)	$(83.8)	$(135.5)

	(Shares in thousands)
Denominator
Denominator for basic loss per share—weighted average shares outstanding	40,193	39,942	39,670
Effect of dilutive employee stock options	—	—	133

Denominator for diluted loss per share—adjusted weighted average shares and assumed conversions	40,193	39,942	39,803

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note F—Earnings Per Share (Continued)

	Years Ended November 30,
	2004	2003	2002
Basic Loss Per Share:
(Loss) income before cumulative effect of accounting change	$(.61)	$(2.10)	$.18
Cumulative effect of accounting change	—	—	(3.60)

Net loss	$(.61)	$(2.10)	$(3.42)

Diluted Loss Per Share:
(Loss) income before cumulative effect of accounting change	$(.61)	$(2.10)	$.18
Cumulative effect of accounting change	—	—	(3.58)

Net loss	$(.61)	$(2.10)	$(3.40)

Note G—Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Years Ended November 30,
	2004	2003	2002
	(Dollars in millions)
Foreign currency translation adjustments	$3.5	$(.9)	$(4.9)
Minimum pension liability adjustments	(.2)	(.4)	(.1)

Accumulated comprehensive income (loss)	$3.3	$(1.3)	$(5.0)

Note H—Income Taxes

	Years Ended November 30,
	2004	2003	2002
	(Dollars in millions)
Income Tax (Benefit) Provision
Current
U.S. federal	$(.6)	$—	$—
State and local	—	—	.3
Foreign	.3	(.6)	.2

	(.3)	(.6)	.5
Deferred
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—

	—	—	—

Income Tax (Benefit) Provision	$(.3)	$(.6)	$.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note H—Income Taxes (Continued)

	Years Ended November 30,
	2004	2003	2002
Effective Income Tax Rate
Statutory federal income tax rate	35.0%	35.0%	35.0%
Unrecognized net operating loss	(34.3)	(28.1)	(34.2)
State and local income taxes, net of federal income tax benefit and valuation allowance	—	—	(.3)
Non-deductible goodwill	(.1)	(5.2)	.2
Other, net	.7	(1.0)	6.3

Effective Income Tax Rate	1.3%	.7%	7.0%

Deferred Taxes

	November 30,
	2004		2003
	Assets	Liabilities	Assets	Liabilities
	(Dollars in millions)
Accrued estimated costs	$20.1	$—	$18.6	$—
Goodwill and intangible assets	46.5	—	56.4	—
Depreciation	—	23.5	—	24.2
Pension	—	23.9	—	24.0
NOL’s and other carryforwards	49.0	—	34.1	—
Valuation allowance	(90.2)	—	(83.6)	—
Other	.9	—	.9	—
Postretirement employee benefits	21.1	—	21.8	—

Deferred Taxes	$47.4	$47.4	$48.2	$48.2

As of November 30, 2004, the Company had approximately $113.6 million of domestic federal net operating losses (NOL’s) and $189.7 million of state and local NOL’s with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOL’s expire in the years 2020 through 2024. As of November 30, 2004, the Company had approximately $17.8 million of foreign NOL’s with an indefinite carryforward period. Pretax loss of foreign subsidiaries was $5.2 million, $16.9 million and $5.1 million in fiscal 2004, 2003 and 2002, respectively. Cash paid during fiscal 2004 for income taxes was $0.4 million. The Company received net cash refunds for income taxes in 2003 of $1.8 million primarily related to NOL carrybacks from foreign operations. No cash payments were made in 2002 for income taxes.

Due to the Company’s recent history of cumulative losses, the Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. The net increase in the valuation allowance was $6.6 million, $28.4 million and $50.5 million in 2004, 2003 and 2002, respectively.

Note I—Accounts Receivable

The Company’s accounts receivable are generally unsecured and are not backed by collateral from its customers. No one customer represented more than 10% of the Company’s net trade receivables in fiscal 2004 and 2003. The allowance for doubtful accounts was $2.9 million and $3.8 million at November 30, 2004 and 2003, respectively. Write-offs of uncollectible accounts receivable totaled $1.6 million in fiscal 2004, $0.5 million during fiscal 2003 and $1.1 million during fiscal 2002. The provision for bad debts totaled $0.7 million in fiscal 2004, $0.8 million in fiscal 2003 and $1.5 million in fiscal 2002.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note I—Accounts Receivable (Continued)

On May 28, 2003, in connection with the issuance of the senior secured notes and entering into a new credit facility (see Note L), the Company terminated its receivable backed commercial paper program. The program was a receivables securitization transaction. Under the program, the Company sold up to $60 million of trade receivables through its wholly-owned subsidiary, OMNOVA Receivables Corporation, a qualifying special-purpose entity (SPE). The allowance for doubtful accounts was retained on the Company’s Consolidated Balance Sheets. The related recurring costs of the program were recorded as other expense in the Consolidated Statements of Operations and totaled $0.7 million and $1.5 million for fiscal 2003 and 2002, respectively. The proceeds from the sale were used to reduce borrowings under committed lines of credit.

Note J—Inventories

	November 30,
	2004	2003
	(Dollars in millions)
Raw materials and supplies	$21.7	$16.3
Work-in-process	3.0	2.4
Finished products	64.0	56.1

Approximate replacement cost of inventories	88.7	74.8
LIFO reserves	(26.9)	(15.6)
Other reserves	(12.2)	(14.1)

Inventories	$49.6	$45.1

Inventories valued using the LIFO method represented approximately 63% and 75% of the total replacement cost of inventories at November 30, 2004 and 2003, respectively. During fiscal 2004, LIFO inventory quantities were reduced resulting in a partial liquidation of LIFO bases in Decorative Products, the effect of which decreased segment loss and net loss by $1.2 million. During fiscal 2003, LIFO inventory quantities were reduced resulting in a partial liquidation of LIFO bases in Decorative Products, the effect of which decreased segment operating loss and net loss by $2.0 million.

Note K—Property, Plant and Equipment, Net

	November 30,
	2004	2003
	(Dollars in millions)
Land	$8.7	$8.4
Building and improvements	85.1	83.7
Machinery and equipment	353.9	348.7
Construction in progress	7.0	4.2

	454.7	445.0
Accumulated depreciation	(287.9)	(270.7)

Property, Plant and Equipment, Net	$166.8	$174.3

Depreciation expense was $21.2 million, $23.1 million and $25.7 million in fiscal 2004, 2003 and 2002, respectively.

Note L—Long-Term Debt and Credit Lines

On January 30, 2004, the Company entered into an installment payment agreement (IPA) for the purchase of certain enterprise resource planning software licenses for $0.4 million. The IPA is secured by the license agreements. Principal and interest payments on the IPA are due quarterly commencing on April 30, 2004 through January 31, 2006. The IPA bears

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Long-Term Debt and Credit Lines (Continued)

interest at a fixed rate of 5.75% and does not impact the Company’s existing credit facility. The current portion of principle payments of $0.2 million has been classified as such in the Company’s Consolidated Balance Sheet.

On May 28, 2003, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. The Notes are secured by all real property and equipment relating to the Company’s ten principal domestic manufacturing facilities. The Company has the option to redeem the Notes after May 31, 2007 at a premium. Interest on the Notes is paid semi-annually on June 1st and December 1st. The Company used the proceeds from this offering to repay outstanding amounts under its then existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses. As a part of the refinancing, the Company wrote off $3.1 million of deferred financing costs.

In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility required the Company to meet certain financial covenants relating to minimum excess availability and a fixed charge coverage ratio. On November 19, 2003, the Company amended the aforementioned Facility to exclude certain non-cash charges, incurred during the fourth quarter of fiscal 2003, when calculating the fixed charge coverage ratio. Effective November 30, 2004, the Company amended the Facility to eliminate the fixed charge coverage ratio and increase the minimum excess availability by $10 million. These amendments did not have an impact on the borrowing base or lending rates of the agreement. At November 30, 2004, the Company was in compliance with all debt covenants.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.75% at November 30, 2004. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.25% at November 30, 2004. The Facility’s average borrowing rate at November 30, 2004 was 5.34%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.625% at November 30, 2004.

At November 30, 2004, the amount borrowed and the unused and available balance under the Facility were $15 million and $44.2 million, respectively. The Company had $3.9 million of standby letters of credit outstanding as of November 30, 2004.

Cash interest paid during the year was $20.9 million, $5.8 million and $8.9 million for fiscal 2004, 2003 and 2002, respectively.

Note M—Employee Benefit Plans

Postretirement Benefits

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

Plan assets consist principally of common stocks and U.S. government and corporate obligations. Contributions were neither required nor made in fiscal 2004, 2003 and 2002 because the Company’s plan was adequately funded, using assumed returns.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

In addition, the Company has an unfunded pension plan. The accumulated benefit obligation and projected benefit obligation for this plan were each $1.7 million as of November 30, 2004 and $1.7 million and $2.1 million, respectively, as of November 30, 2003.

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

Because OMNOVA’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2004 and would have no effect on the aggregate of the service and interest components of the net periodic cost.

	Pension Plans		Health Care Plans
	2004	2003	2004	2003
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$183.8	$161.1	$48.8	$53.0
Service cost	5.8	4.8	.5	.5
Interest cost	11.6	11.3	2.9	3.7
Amendments	(3.6)	.2	—	—
Actuarial loss (gain)	.2	16.1	(6.2)	(4.4)
Benefits paid net of retiree contributions	(10.1)	(9.7)	(5.0)	(4.0)

Benefit Obligation at End of Year	$187.7	$183.8	$41.0	$48.8

Change in Plan Assets
Fair value of plan assets at beginning of year	$177.0	$166.0	$—	$—
Actual return on assets	18.5	20.7	—	—
Employer contributions	—	—	5.0	4.0
Participant contributions	—	—	—	—
Benefits paid net of retiree contributions	(10.1)	(9.7)	(5.0)	(4.0)

Fair Value of Plan Assets at End of Year	$185.4	$177.0	$—	$—

Funded Status	$(2.2)	$(6.8)	$(41.0)	$(48.8)
Unrecognized actuarial loss (gain)	54.7	55.1	(12.8)	(7.2)
Unrecognized prior service cost	5.1	10.0	.4	.2
Unrecognized transition amount	—	(.5)	—	—

Net Amount Recognized at August 31	57.6	57.8	(53.4)	(55.8)
Benefits paid September 1 to November 30	—	—	1.1	1.9

Net Amount Recognized at November 30, Asset (Liability)	$57.6	$57.8	$(52.3)	$(53.9)

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$59.0	$59.0	$—	$—
Accrued benefit liability	(1.7)	(1.7)	(52.3)	(53.9)
Intangible assets	.1	.2	—	—
Accumulated other comprehensive income	.2	.3	—	—

Net Amount Recognized	$57.6	$57.8	$(52.3)	$(53.9)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

	Pension Plans			Health Care Plans
	2004	2003	2002	2004	2003	2002
	(Dollars in millions)
Net Periodic Benefit Cost (Income)
Service costs for benefits earned	$5.8	$4.8	$4.5	$.5	$.5	$.6
Interest costs on benefit obligation	11.6	11.3	10.8	2.9	3.7	3.7
Amortization of unrecognized prior service costs	.9	.9	(.6)	(.2)	(.2)	(.2)
Assumed return on plan assets	(17.9)	(19.4)	(20.1)	—	—	—
Amortization of net gain	—	—	—	(.6)	—	—

Total	$.4	$(2.4)	$(5.4)	$2.6	$4.0	$4.1

Effective December 1, 2004, the salaried plan provisions of the Company’s defined benefit pension plan were amended to adjust the future benefit calculation, eliminate the early retirement subsidy, adjust vesting requirements for disabled eligibility under the plan and limited salaried employee participation to employees hired before November 30, 2004. Salaried employees hired after November 30, 2004 will still be eligible to participate in the Company’s defined contribution plan.

The accumulated benefit obligation for the Company’s defined pension plan was $182.7 million and $173.0 million at November 30, 2004 and 2003, respectively.

If the accumulated benefit obligation exceeds the fair value of plan assets, accounting rules require that the Company recognize a liability that is at least equal to the unfunded accumulated benefit obligation. Accordingly, a minimum pension liability of $0.2 million and $0.4 million was recognized at November 30, 2004 and 2003, respectively. The result was a decrease in the minimum pension liability in shareholders’ equity of $0.2 million in fiscal 2004 and an increase of $0.3 million in fiscal 2003, respectively. The minimum pension liability could be reversed should the fair value of plan assets exceed the accumulated benefit obligation in future years.

Contributions were neither required nor made during fiscal 2004, 2003 and 2002 as the Company’s plan was adequately funded, using assumed returns. The Company anticipates it will not make any contributions during fiscal 2005. Estimated future benefit payments are as follows: 2005—$10 million, 2006—$10 million, 2007—$11 million, 2008—$11 million, 2009—$11 million, 2010 through 2014—$64 million.

	Pension Plans			Health Care Plans
	2004	2003	2002	2004	2003	2002
Weighted Average Assumptions
Discount rate	6.3%	6.50%	7.25%	6.3%	6.50%	7.25%
Current trend rate for health care costs	N/A	N/A	N/A	10.7%	11.9%	10.2%
Ultimate trend rate for health care costs	N/A	N/A	N/A	5.5%	5.5%	4.9%
Year reached	N/A	N/A	N/A	2013	2013	2009
Measurement date	8/31	8/31	8/31	8/31	8/31	8/31
Assumed long-term rate of return on plan assets	8.5%	8.50%	8.75%	N/A	N/A	N/A
Annual rates of salary increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

Plan assets consist principally of common stocks and U.S. government and corporate obligations. Asset allocation at November 30, 2004 and 2003, target allocation for fiscal 2004 and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2004	Percentage of Plan Assets At November 30,		Weighted- Average Expected Long-Term Rate of Return 2034
		2004	2003
Equity securities	65 — 70%	70%	69%	9.6%
Debt securities	30 — 35%	30%	31%	6.1%

Total	100%	100%	100%	8.5%

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). In March 2004, the FASB issued Financial Staff Position No. 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Company adopted this FSP effective September 1, 2004. The FSP provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company’s existing postretirement health care plans do not qualify for the subsidy under the Medicare Act. As such, the net periodic cost above does not reflect any amount associated with a potential subsidy under the Medicare Act.

Estimated future benefit payments for health care plans are as follows: approximately $3 million in each of 2005 through 2009 and $16.6 million for 2010 through 2014.

The Company also sponsors a defined contribution pension plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan were based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the employees’ union contract. The cost of this plan for the Company was approximately $1.5 million in 2004, $0.4 million in 2003 and $2.7 million in 2002. The Company temporarily froze matching contributions for its salaried workforce in fiscal 2003 but reinstated the match in January 2004. The defined contribution pension plan contained approximately 2.2 million shares of the Company’s common stock at both November 30, 2004 and 2003.

The Company also contributes to a defined contribution pension plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of the plan for the Company was approximately $0.7 million in each of fiscal 2004, 2003 and 2002.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note N—Product Warranties (Continued)

The reconciliation of the warranty reserve for the years ended November 30, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(Dollars in millions)
Beginning balance	$11.7	$14.3	$12.3
Warranty provision	9.5	4.4	8.2
Warranty payments	(8.3)	(7.0)	(6.2)

Ending balance	$12.9	$11.7	$14.3

Note O—Lease Commitments

The Company leases certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $7.5 million in 2004, $8.7 million in 2003 and $8.3 million in 2002. Future minimum commitments at November 30, 2004 for existing operating leases were $29.7 million with annual amounts declining from $5.9 million in 2005 to $2.5 million in 2009. The Company’s total obligation for leases after 2009 is $6.8 million.

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

Note Q—Stock Based Compensation Plans

The OMNOVA Solutions’ 1999 Equity and Performance Incentive Plan (the 1999 Plan) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The 1999 Plan authorizes up to 2.4 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. On April 4, 2002, the 1999 Plan was amended and increased the authorized number of shares by 1.7 million. Shares used may be either newly issued shares or treasury shares or both. All options and restricted stock granted under the 1999 Plan have been granted at prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of November 30, 2004, approximately 0.3 million shares of Company common stock remained available for grants under the 1999 Plan.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Stock Based Compensation Plans (Continued)

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

The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended November 30,
	2004	2003	2002
Risk free interest rate	4.0%	4.0%	4.0%
Dividend yield	—%	—%	—%
Volatility of expected market price of Company stock	45%	44%	45%
Weighted average life of options in years	6.1	6.1	6.1

A summary of the Company’s stock option activity and related information for the years ended 2004, 2003 and 2002 is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,853,105	$7.42	6,188,967	$8.06	5,304,954	$8.00
Granted	78,000	$5.72	1,179,300	$4.13	1,078,400	$8.17
Forfeited or expired	(716,532)	$6.83	(515,162)	$7.60	(105,237)	$7.67
Exercised	(241,724)	$5.13	—	$—	(89,150)	$5.77

Outstanding at end of year	5,972,849	$7.56	6,853,105	$7.42	6,188,967	$8.06

The weighted average grant date fair value of options granted was $2.78, $1.99 and $4.00 during fiscal 2004, 2003 and 2002, respectively.

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2004 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
Range Of Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$3.09 — $4.99	957,200	$4.13	8.1	465,100	$4.13
$5.00 — $5.99	805,600	$5.28	4.3	738,850	$5.24
$6.00 — $6.99	606,100	$6.52	5.5	597,600	$6.53
$7.00 — $7.99	865,187	$7.56	4.5	864,437	$7.56
$8.00 — $8.99	2,115,232	$8.47	5.0	1,897,870	$8.50
$9.00 — $14.37	623,530	$13.69	3.3	623,530	$13.69

Total	5,972,849	$7.56	5.2	5,187,387	$7.89

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Stock Based Compensation Plans (Continued)

There were 5,250,580 and 4,694,280 stock options exercisable with weighted average prices of $7.95 and $8.30 at November 30, 2003 and 2002, respectively.

In fiscal 2004, the Company issued 191,842 restricted shares with a weighted-average grant date value of $5.57. The Board set a two year vesting period for most of the issued restricted shares and expense for restricted shares is amortized ratably over the vesting period. The Company recognized stock based compensation expense of $0.3 million in fiscal 2004 related to these grants.

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

The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, and fluorochemical chemistries. The segment’s custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor care, tape, tires, plastic parts and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (Continued)

The Building Products segment provides single-ply roofing systems for the replacement and new commercial roofing markets. The roofing systems are used for various structures including office complexes, health care facilities, shopping malls, stadiums, schools, manufacturing and warehouse facilities and government buildings.

No one customer accounted for 10% or more of consolidated net sales.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs relating to operations. Segment operating profit excludes unallocated corporate headquarters income and expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters income and expense includes the cost of providing and maintaining our corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and amortization of deferred financing costs. The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated (loss) income before taxes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (Continued)

	2004	2003	2002
	(Dollars in millions)
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$246.3	$208.1	$182.9
Specialty Chemicals	126.6	118.9	116.5

Total Performance Chemicals	$372.9	$327.0	$299.4

Decorative Products
Commercial Wallcoverings	$110.7	$109.6	$120.0
Coated Fabrics	89.3	84.7	91.3
Decorative Laminates	57.8	63.3	77.4

Total Decorative Products	$257.8	$257.6	$288.7

Building Products	$115.0	$98.0	$93.1

Total Net Sales	$745.7	$682.6	$681.2

Segment Operating Profit (Loss)
Performance Chemicals
Operating profit	$13.5	$14.5	$19.9
Restructuring and severance	—	(.6)	2.2
Intangible asset write-off	—	(2.7)	—

Performance Chemicals segment operating profit	$13.5	$11.2	$22.1
Decorative Products
Operating (loss) profit	$(2.4)	$(9.3)	$7.2
Restructuring and severance	(.5)	(8.1)	.1
Goodwill and indefinite lived trademark impairments	(3.9)	(49.6)	—
Idle fixed assets, obsolete inventory and intangible asset write-offs	—	(3.0)	—

Decorative Products segment operating (loss) profit	$(6.8)	$(70.0)	$7.3
Building Products
Operating profit (loss)	$1.0	$3.1	$(4.9)
Restructuring and severance	—	(.1)	—

Building Products segment operating profit (loss)	$1.0	$3.0	$(4.9)

Total segment operating profit (loss)	$7.7	$(55.8)	$24.5
Interest expense	(20.7)	(15.3)	(8.1)
Corporate expenses	(11.8)	(10.0)	(9.2)
Corporate restructuring and severance	.1	(.2)	.3
Deferred financing costs write-off	—	(3.1)	—

(Loss) Income Before Income Taxes	$(24.7)	$(84.4)	$7.5

Total Assets
Performance Chemicals	$156.1	$154.1	$139.0
Decorative Products	165.0	173.0	228.4
Building Products	40.8	38.0	27.2
Corporate	70.6	73.8	65.2

	$432.5	$438.9	$459.8

Equity Investments
Decorative Products	$15.3	$16.1	$16.7

Capital Expenditures
Performance Chemicals	$4.5	$3.3	$4.2
Decorative Products	4.9	5.2	6.6
Building Products	.6	.2	.2
Corporate	1.8	.1	.1

	$11.8	$8.8	$11.1

Depreciation and Amortization
Performance Chemicals	$11.8	$15.3	$13.3
Decorative Products	9.8	16.9	13.8
Building Products	1.1	1.2	1.2
Corporate	.1	.3	.5

	$22.8	$33.7	$28.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (Continued)

The Company’s operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area.

GEOGRAPHIC INFORMATION

	2004	2003	2002
	(Dollars in millions)
Net Sales
United States	$652.4	$597.5	$594.7
United States export sales	36.4	30.1	33.3
Europe	56.5	54.6	53.0
Asia	.4	.4	.2

	$745.7	$682.6	$681.2

Segment Operating Profit (Loss)
United States	$10.3	$(27.8)	$25.3
Europe	(2.1)	(27.1)	(2.3)
Asia	(.5)	(.9)	1.5

	$7.7	$(55.8)	$24.5

Total Assets
United States	$357.2	$366.9	$360.3
Europe	59.0	54.9	80.9
Asia	16.3	17.1	18.6

	$432.5	$438.9	$459.8

Long-Lived Assets
United States	$152.9	$166.6	$218.3
Europe	23.6	22.9	50.4
Asia	.2	.2	1.0

	$176.7	$189.7	$269.7

Unconsolidated Asian Joint Ventures
Current assets	$29.0	$22.7	$23.6
Non-current assets	$19.7	$22.1	$22.4
Current liabilities	$18.2	$12.6	$12.6
Non-current liabilities	$—	$—	$—

Net sales	$65.7	$51.4	$55.1
Gross profit	$3.0	$3.2	$6.3
(Loss) income from continuing operations	$(1.1)	$(1.9)	$2.6
Net (loss) income	$(1.4)	$(1.7)	$2.0

Note S — Subsequent Event

On January 27, 2005, the Company appointed a new distributor for its Genon and Muraspec brands of commercial wallcoverings. In connection with this appointment, the Company will exit its North American wallcovering distribution business known as Muraspec North America. The Company anticipates that this exit will be substantially complete by the end of the first quarter of fiscal 2005. In the first fiscal quarter of 2005, the Company will incur disposal costs for inventories, sample books, and related fixed assets not transferred to the new distributor or redeployed within the Company and severance costs for affected employees. The Company cannot currently estimate either the disposal or severance costs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three Months Ended
2004	February 29,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$159.9	$189.5	$202.3	$194.0
Gross profit	$39.6	$47.8	$42.8	$38.3
Restructuring and severance	$(.3)	$(.1)	$—	$—
Trademark impairment(2)	$—	$—	$—	$(3.9)
Net (Loss) Income	$(5.8)	$.3	$(4.2)	$(14.7)
(Loss) income per share of common stock(5)
Basic and diluted	$(.14)	$.01	$(.10)	$(.36)
Common stock price range per share—high	$6.15	$5.88	$6.80	$6.79
—low	$3.60	$4.30	$4.96	$4.60

	Three Months Ended
2003	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$153.4	$176.6	$176.8	$175.8
Gross profit	$38.0	$43.5	$42.0	$42.3
Restructuring and severance(1)	$(1.1)	$—	$(6.2)	$(1.7)
Goodwill and indefinite lived trademark impairments(2)	$—	$—	$—	$(49.6)
Deferred financing costs write-off(3)	$—	$(3.1)	$—	$—
Net Loss(4)	$(6.9)	$(5.0)	$(10.6)	$(61.3)
Loss per share of common stock(5)
Basic and diluted	$(.17)	$(.12)	$(.27)	$(1.53)
Common stock price range per share—high	$4.80	$4.70	$4.99	$4.20
—low	$2.96	$2.83	$3.40	$3.40

(1)	For 2003, restructuring and severance items consisted primarily of severance benefits of $(1.1) million for the three months ended February 28, severance benefits and asset write-offs associated with exiting the heat transfer product line of $(6.2) million for the three months ended August 31, and severance benefits of $(1.7) million for the three months ended November 30. Management reviews the performance of the business segments excluding restructuring and severance costs in assessing the performance of and making decisions regarding the allocation of resources to the business segments.
(2)	For the three months ended November 30, 2004, the Company recorded a trademark impairment charge of $(3.9) million. For the three months ended November 30, 2003, the Company recorded a goodwill and indefinite lived trademark impairment charge of $(49.6) million. For a description of these charges, see Note C of the financial statements. Management reviews the performance of the business segments, excluding impairment charges, in assessing the performance of and making decisions regarding the allocation of resources to the business segments.
(3)	For the three months ended May 31, 2003, the Company wrote off deferred financing costs of $(3.1) million in connection with the issuance of the Company’s new financing agreements. For a description of this charge, see Note L of the financial statements. Management reviews the performance of the business segments, excluding deferred financing costs write-off, in assessing the performance of and making decisions regarding the allocation of resources to the business segments.
(4)	Included in the net loss is a charge of $5.7 million taken in the fourth quarter for idle fixed assets, obsolete inventory and intangible asset write-offs.
(5)	The sum of the quarterly EPS amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Capital Stock

The Company’s common stock is listed on the New York Stock Exchange. At November 30, 2004, there were approximately 10,318 holders of record of the Company’s common stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or disagreements with the Company’s independent registered public accounting firm regarding accounting and financial disclosure matters during the two most recent fiscal years of the Company or during any period subsequent to the date of the Company’s most recent consolidated financial statements.

Item 9A.	Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2004, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm is set forth on pages 27 and 28 of this report and is incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2005 Annual Meeting of Shareholders is set forth on page 4 of the Company’s 2005 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2005 Annual Meeting of Shareholders is set forth on pages 5 through 7 of the Company’s 2005 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth on pages 7 and 8 of the Company’s 2005 Proxy Statement and is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Exchange Act of 1934, as amended, is set forth on page 25 of the Company’s 2005 Proxy Statement and is incorporated herein by reference.

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

Information regarding executive compensation is set forth on pages 11 and 12 and 15 through 25 of the Company’s 2005 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth on pages 13 and 14 of the Company’s 2005 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of November 30, 2004, regarding the Company’s two existing compensation plans, the Amended and Restated 1999 Equity and Performance Incentive Plan and the Option Adjustment Plan. Both of these plans have been approved by the Company’s shareholders. See Note Q to the Consolidated Financial Statements for further information regarding the Company’s stock-based compensation plans.

Equity Compensation Plan Information

As of November 30, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,972,849	$7.56	280,660
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,972,849	$7.56	280,660

Item 13.	Certain Relationships and Related Transactions

Information regarding certain transactions and employment arrangements with management is set forth on page 19 of the Company’s 2005 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services provided by the Company’s independent registered public accounting firm during the fiscal years ended November 30, 2004 and 2003, the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors and related information is set forth on pages 27 and 28 of the Company’s 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2004, 2003 and 2002
Consolidated Balance Sheets at November 30, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended November 30, 2004, 2003 and 2002
Notes to the Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit		Description
ACQUISITION AGREEMENTS
2.1	*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).

CHARTER DOCUMENTS
3.2	**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.
3.4	**	Amended and Restated Code of Regulations of OMNOVA Solutions.

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1		Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions 11 1/4% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).
4.2		Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).

MATERIAL CONTRACTS
10.1		Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-15147)).
10.2		Amendment No. 2 to Credit Agreement dated as of December 23, 2004 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank, N.A. as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2004 (File No. 1-15147)).
10.3†		Employment Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).
10.5†		Severance Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).
10.6	**†	Form of Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above).
10.7†		OMNOVA Solutions Amended and Restated 1999 Equity and Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated February 22, 2002, as filed with the Commission on February 19, 2002 (File No. 1-15147)).
10.8	**†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.
10.9	**†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.
10.10	**†	OMNOVA Solutions Executive Incentive Compensation Plan.
10.11	**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.
10.12	**†	OMNOVA Solutions Deferred Bonus Plan.
10.15	*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.
10.16	*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.
10.17	*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.
10.18	*	Services and Support Agreement between OMNOVA Solutions and GenCorp.
10.19	**	Form of Director and Officer Indemnification Agreement.

Exhibit		Description
10.20	**	Form of Director Indemnification Agreement.
10.21	**	Form of Officer Indemnification Agreement.

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
12.1		Computation of Ratio of Earnings to Fixed Charges.

SUBSIDIARIES OF THE REGISTRANT
21.1		Listing of Subsidiaries.

CONSENTS OF EXPERTS
23.1		Consent of Independent Registered Public Accounting Firm.

POWER OF ATTORNEY
24.1		Powers of Attorney executed by E. P. Campbell, D. A. Daberko, D. J. D’Antoni, D. E. McGarry, S. W. Percy, R. B. Pipes, and W. R. Seelbach, Directors of the Company.
31.1		Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K

OMNOVA Solutions filed the following reports on Form 8-K during the quarter ended November 30, 2004:

OMNOVA Solutions furnished a report on Form 8-K on September 25, 2004, incorporating its press release dated September 24, 2004, announcing the Company’s results for the fiscal quarter ended August 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNOVA SOLUTIONS INC.
February 1, 2005
	By	/s/ J. C. LEMAY
J. C. LeMay Senior Vice President, Business Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. MCMULLEN K. M. McMullen	Chairman, Chief Executive Officer and President	February 1, 2005

/s/ M. E. HICKS M. E. Hicks	Senior Vice President and Chief Financial Officer; Treasurer	February 1, 2005

* E. P. Campbell	Director	February 1, 2005

* D. A. Daberko	Director	February 1, 2005

* D. J. D’Antoni	Director	February 1, 2005

* D. E. McGarry	Director	February 1, 2005

* S. W. Percy	Director	February 1, 2005

* R. B. Pipes	Director	February 1, 2005

* W. R. Seelbach	Director	February 1, 2005

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. SYRVALIN K. C. Syrvalin		February 1, 2005