Form 10-K/A
period 2004-11-30
OMNOVA SOLUTIONS INC
filed 2005-02-24
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

On February 2, 2005, OMNOVA Solutions Inc. filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended November 30, 2004 (the “Annual Report”).

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of OMNOVA Solutions Inc. is being filed solely to revise the last sentence of the first paragraph of Management’s Assessment of Internal Control Over Financial Reporting, appearing on page 27 of the Annual Report and incorporated by reference into Item 9A of such report. As filed, the last sentence of the first paragraph of Management’s Assessment of Internal Control Over Financial Reporting inadvertently states that COSO’s Internal Control – Integrated Framework consists of eight components: internal environment, objective setting, event identification, risk assessment, risk response, control activities, information and communication, and monitoring. This framework actually consists of five components, as follows: control environment, risk assessment, control activities, information and communications, and monitoring. Accordingly, the last sentence of the first paragraph of Management’s Assessment of Internal Control Over Financial Reporting has been revised to correct this misstatement, and the complete text of such assessment, as revised, is provided below.

Management’s Assessment of Internal Control Over Financial Reporting

Management of OMNOVA Solutions Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This framework consists of five components: control environment, risk assessment, control activities, information and communications, and monitoring.

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

Item 9A. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2004, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting is set forth above in this Amendment No. 1 and is incorporated herein by reference, and the attestation report of the Company’s independent registered public accounting firm is set forth on page 28 of the Annual Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2005	OMNOVA Solutions Inc.

	By:	/s/ J. C. LeMay
J. C. LeMay
Senior Vice President,
Business Development;
General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ K. M. McMullen	Chairman, Chief Executive Officer and President	February 24, 2005
K. M. McMullen

/s/ M. E. Hicks	Senior Vice President and Chief Financial Officer; Treasurer	February 24, 2005
M. E. Hicks

*	Director	February 24, 2005
E. P. Campbell

*	Director	February 24, 2005
D. A. Daberko

*	Director	February 24, 2005
D. J. D’Antoni

*	Director	February 24, 2005
D. E. McGarry

*	Director	February 24, 2005
S. W. Percy

*	Director	February 24, 2005
R. B. Pipes

*	Director	February 24, 2005
W. R. Seelbach

* Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. Syrvalin
K. C. Syrvalin	February 24, 2005

EXHIBIT INDEX

OMNOVA Solutions Inc. Amendment No. 1 to Form 10-K

For the Year Ended November 30, 2004

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.