Form 10-Q
period 2005-02-28
OMNOVA SOLUTIONS INC
filed 2005-04-01
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2005	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

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

At February 28, 2005, there were 40,812,136 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended
	February 28, 2005	February 29, 2004
Net Sales	$188.0	$159.9

Costs and Expenses
Cost of goods sold	150.7	120.3
Selling, general and administrative	32.4	33.1
Depreciation and amortization	5.7	5.8
Interest expense	5.4	5.2
Other expense, net	.9	1.0
Restructuring and severance	3.8	.3

	198.9	165.7

Loss Before Income Taxes	(10.9)	(5.8)
Income tax expense	—	—

Net Loss	$(10.9)	$(5.8)

Basic and Diluted Loss Per Share
Net Loss Per Basic and Diluted Share	$(.27)	$(.14)

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Amounts)

	February 28, 2005	November 30, 2004
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$12.3	$15.0
Accounts receivable, net	107.7	104.6
Inventories	49.2	49.6
Deferred income taxes	3.7	3.7
Prepaid expenses and other	3.6	2.6

Total Current Assets	176.5	175.5

Property, plant and equipment	457.6	454.7
Accumulated depreciation	293.7	287.9

	163.9	166.8
Trademarks and other intangible assets, net	9.6	9.9
Prepaid pension	57.3	57.3
Other assets	21.0	23.0

Total Assets	$428.3	$432.5

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$.2	$.2
Accounts payable	83.0	96.5
Accrued payroll and personal property taxes	12.8	14.0
Accrued interest	4.8	9.5
Other current liabilities	17.0	15.3

Total Current Liabilities	117.8	135.5

Long-term debt	204.0	181.5
Postretirement benefits other than pensions	47.5	48.1
Deferred income taxes	3.7	3.7
Other liabilities	14.1	12.9

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 42.4 million and 42.4 million shares issued as of February 28, 2005 and November 30, 2004, respectively; 40.8 million and 40.7 million shares outstanding as of February 28, 2005 and November 30, 2004, respectively	4.2	4.2
Additional contributed capital	311.2	310.9
Retained deficit	(267.1)	(256.2)
Treasury stock at cost; 1.6 million and 1.7 million shares as of February 28, 2005 and November 30, 2004, respectively	(11.1)	(11.4)
Accumulated other comprehensive income	4.0	3.3

Total Shareholders’ Equity	41.2	50.8

Total Liabilities and Shareholders’ Equity	$428.3	$432.5

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Three Months Ended
	February 28, 2005	February 29, 2004
Operating Activities
Net loss	$(10.9)	$(5.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of fixed and other assets	2.0	—
Depreciation, amortization and loss on sale of fixed assets	5.6	5.8
Changes in operating assets and liabilities:
Current assets	(4.6)	(3.3)
Current liabilities	(17.4)	(6.6)
Other non-current assets	.2	.9
Other non-current liabilities	1.6	(.2)

Net Cash Used In Operating Activities	(23.5)	(9.2)

Investing Activities
Capital expenditures	(2.6)	(1.9)

Net Cash Used In Investing Activities	(2.6)	(1.9)

Financing Activities
Long-term debt incurred	199.5	169.9
Long-term debt paid	(176.1)	(159.5)
Other	—	.1

Net Cash Provided By Financing Activities	23.4	10.5
Effect of exchange rate changes on cash	—	.6

Net Decrease In Cash And Cash Equivalents	(2.7)	—
Cash and cash equivalents at beginning of year	15.0	14.1

Cash And Cash Equivalents At End Of Period	$12.3	$14.1

Supplemental Cash Flows Information
Cash paid:
Interest	$10.0	$10.1
Income taxes	$—	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2005

(In Millions of Dollars, Except Per Share Data)

Note A – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (OMNOVA Solutions or the Company) Annual Report on Form 10-K for the fiscal year ended November 30, 2004, previously filed with the Securities and Exchange Commission.

The balance sheet at November 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, these interim consolidated financial statements contain all the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month periods ended February 28, 2005 and February 29, 2004. The results of operations for the three month period ended February 28, 2005 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the fiscal year ended November 30, 2004, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring, severance, asset write-offs and work stoppage costs relating to operations. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and amortization of deferred financing costs.

Certain reclassifications have been made to conform prior year’s information to the current presentation.

New Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

Note A – Basis of Presentation (Continued)

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, Accounting Principles Board (APB) Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method of APB Opinion No. 25 to value stock options, and accordingly, no compensation expense has been recognized for stock options as the Company grants stock options with exercise prices equal to the Company’s common stock market price on the date of the grant. This standard requires the expensing of all share-based compensation, including stock options, using the fair value based method. For the Company, the effective date of this standard will be September 1, 2005. The Company will elect to expense stock options using the modified prospective transition method prescribed in SFAS No. 123 (Revised). The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The Company expects the impact from adoption of this standard to be approximately $0.01 per share in fiscal year 2005, increasing to approximately $0.04 - $0.06 per share in future years. This estimate assumes that the number and the fair value of stock options granted are similar for all years. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate.

Note B – Inventories

Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s judgments of expected year-end inventory levels and costs are subject to year-end LIFO inventory calculations. The remaining portion of inventories are stated using the first-in, first-out (FIFO) method. Components of inventory are as follows:

	February 28, 2005	November 30, 2004
Raw materials and supplies	$20.3	$21.7
Work-in-process	3.9	3.0
Finished products	65.3	64.0

Approximate replacement cost of inventories	89.5	88.7
LIFO reserves	(26.9)	(26.9)
Other reserves	(13.4)	(12.2)

Inventories	$49.2	$49.6

Note C – Long-Term Debt and Credit Lines

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

Note C – Long-Term Debt and Credit Lines (Continued)

In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet certain financial covenants relating to minimum excess availability. Effective November 30, 2004, the Company amended the Facility to eliminate the fixed charge coverage ratio previously required and increase the minimum excess availability required by $10 million. This amendment did not have an impact on the borrowing base or lending rates of the agreement. At February 28, 2005, the Company was in compliance with all debt covenants.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.75% at February 28, 2005. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.25% at February 28, 2005. The Facility’s average borrowing rate at February 28, 2005 was 6.35%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.625% at February 28, 2005.

At February 28, 2005, the amount borrowed and the available balance under the Facility were $39.0 million and $42.6 million, respectively. The Company had $3.3 million of standby letters of credit outstanding as of February 28, 2005.

On January 30, 2004, the Company entered into an installment payment agreement (IPA) for the purchase of certain enterprise resource planning software licenses for $0.4 million. The IPA is secured by the license agreements. Principal and interest payments on the IPA are due quarterly through January 31, 2006. The IPA bears interest at a fixed rate of 5.75% and does not impact the Company’s existing credit facility. The current balance is $0.2 million.

Note D – Product Warranties

The Company provides product warranties on its roofing products. The Company’s policy for product warranties is to review the warranty reserve on an ongoing basis for specifically identified or new matters and to perform a detailed study of the reserve on a semi-annual basis to adjust for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical warranty costs and failure rates. A change in these factors could result in a significant change in the reserve balance.

The reconciliation of the warranty reserve for the three month periods ended February 28, 2005 and February 29, 2004 is as follows:

	Three Months Ended
	February 28, 2005	February 29, 2004
Beginning balance	$12.9	$11.7
Warranty provision	.8	1.0
Warranty payments	(.8)	(.9)

Ending balance	$12.9	$11.8

Note E – Loss Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted loss per share and the computation of basic and diluted loss per share:

	Three Months Ended
	February 28, 2005	February 29, 2004
Numerator
Net loss	$(10.9)	$(5.8)

	(Shares in thousands)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	40,536	40,042
Effect of dilutive securities	—	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	40,536	40,042

Basic and Diluted Loss Per Share
Net loss per basic and diluted share	$(.27)	$(.14)

Options to purchase the common stock and unearned restricted stock of the Company of 6.1 million and 6.7 million during the fiscal first quarters of 2005 and 2004, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect due to the Company incurring net losses in the fiscal first quarters of both 2005 and 2004.

Note F – Stock-Based Employee Compensation

The following table displays a reconciliation of accounting for stock-based awards under the intrinsic value method of APB Opinion No. 25 as compared to the fair value method of SFAS No. 123 for the three month periods ended February 28, 2005 and February 29, 2004:

	Three Months Ended
	February 28, 2005	February 29, 2004
Net loss as reported	$(10.9)	$(5.8)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	.3	—
Deduct: Stock-based compensation under fair value method, net of tax	(.9)	(.6)

Pro forma net loss including stock-based compensation cost under fair value method	$(11.5)	$(6.4)

Basic and diluted loss per share as reported	$(.27)	$(.14)

Pro forma basic and diluted loss per share	$(.28)	$(.16)

Note G – Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended
	February 28, 2005	February 29, 2004
Net loss	$(10.9)	$(5.8)
Foreign currency translation adjustment, net of tax	.7	3.2

Comprehensive loss	$(10.2)	$(2.6)

Note H – Employee Benefit Plans

The following table sets forth a reconciliation of the components of net periodic benefit costs for the Company’s retirement programs for the three months ended February 28, 2005 and February 29, 2004:

	Pension Plans		Health Care Plans
	2005	2004	2005	2004
Service costs	$.9	$1.5	$.1	$.1
Interest costs	2.9	2.9	.6	.8
Expected return on assets	(3.9)	(4.5)	—	—
Amortization of prior service costs	.2	.2	(.3)	(.1)

Net periodic cost	$.1	$.1	$.4	$.8

Based on current pension asset performance, interest rate and discount rate assumptions, the Company does not anticipate making cash contributions to the pension fund during fiscal 2005.

The Company also sponsors a defined contribution pension plan. Participation in this plan is available to substantially all U.S. based salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the employees’ union contract. The cost of this plan for the three months ended February 28, 2005 and February 29, 2004 was approximately $0.4 million and $0.3 million, respectively.

The Company also contributes to a defined contribution pension plan for its U.K. employees. The Company contributes a percentage of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.2 million for each of the three month periods ended February 28, 2005 and February 29, 2004.

Note I – Restructuring and Severance

In connection with the appointment of a new distributor for its Genon and Muraspec brands of commercial wallcoverings during the first fiscal quarter of 2005, the Company substantially completed the exit of its wallcovering distribution business known as Muraspec North America. In the first fiscal quarter of 2005, the Company incurred disposal costs of $3.7 million for inventories, sample books, other assets and related fixed assets not transferred to the new distributor or redeployed within the Company and $1.2 million for severance costs covering 65 employees, offset by $1.2 million resulting from the settlement of certain debt obligations relating to this business and the sale of the Guard brand line to a third party. Of the total $3.7 million charge for this restructuring effort, $0.5 million of inventory related write-downs were classified as cost of goods sold with the balance classified as restructuring and severance in the Company’s Consolidated Statements of Operations.

Note I – Restructuring and Severance (Continued)

Also during the first quarter of fiscal 2005, the Decorative Products segment recorded an additional $0.3 million of severance related to other workforce reduction initiatives. The Performance Chemicals segment recorded $0.3 million of severance resulting primarily from the consolidation of the segment’s leadership under one president. Both restructurings were designed to consolidate operations and reduce costs. As a result of these restructurings, the Company terminated 10 employees. These workforce reduction programs were complete as of February 28, 2005.

For the three months ended February 29, 2004, the Company recorded $0.3 million of restructuring and severance charges primarily in connection with exiting its Decorative Products’ heat transfer business and other workforce reduction initiatives in fiscal 2003.

The following table summarizes the Company’s accruals related to restructuring and severance activities:

	November 30, 2004	Three Months Ended February 28, 2005		February 28, 2005
		Provision	Payments
Performance Chemicals	$—	$.3	$—	$.3
Decorative Products	.3	1.9	.3	1.9
Building Products	—	—	—	—
Corporate	—	—	—	—

Total	$.3	$2.2	$.3	$2.2

The remaining severance obligations will be paid in accordance with the provisions of the employees’ severance agreements. Severance payments are expected to be complete by the end of the third quarter of fiscal 2005. For the three months ended February 28, 2005, $0.3 million of severance payments have been made. The Company does not anticipate recording any additional severance expense associated with the aforementioned exit of Muraspec North America.

Note J – Contingencies

The Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. To the extent these claims, lawsuits and proceedings involve personal injury and property damage, the Company believes that it has adequate insurance, however, some insurers have reserved rights and contested coverage. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may differ from the Company’s estimates. Based on information that is currently available, the Company does not expect that the ultimate resolution of pending claims, lawsuits and proceedings will materially affect the consolidated financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of these matters.

Note K – Business Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s three reportable segments were determined based on products and services provided by each operating segment. Accounting policies of the segments are the same as those described in Note A – Basis of Presentation.

Note K – Business Segment Information (Continued)

The Company’s three reportable business segments are: Performance Chemicals, Decorative Products and Building Products. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations. Management reviews the performance of the business segments excluding restructuring, severance, asset write-offs and work stoppage costs in assessing the performance of and making decisions regarding the allocation of resources to the business segments. Management believes that providing this information in this manner is essential to providing the Company’s shareholders with an understanding of the Company’s businesses and operating performance.

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

The work stoppage costs of $1.7 million were incurred by the Decorative Products segment. The costs were related to the employee lockout that occurred at the Company’s Jeannette, Pennsylvania manufacturing facility. The costs were included in the costs of goods sold reported for the three months ended February 28, 2005. These costs included the additional costs incurred for plant security, temporary replacement workers and higher than normal operating costs.

No one customer accounted for 10% or more of consolidated sales.

Note K – Business Segment Information (Continued)

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs relating to operations. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and amortization of deferred financing costs. The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated (loss) before income taxes.

	Three Months Ended
	February 28, 2005	February 29, 2004
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$69.4	$52.0
Specialty Chemicals	32.7	28.2

Total Performance Chemicals	$102.1	$80.2

Decorative Products
Commercial Wallcoverings	$25.8	$26.6
Coated Fabrics	21.3	19.9
Decorative Laminates	13.3	13.2

Total Decorative Products	$60.4	$59.7

Building Products	$25.5	$20.0

Total Net Sales	$188.0	$159.9

Segment Operating Profit (Loss)
Performance Chemicals
Operating profit	$3.8	$1.9
Restructuring and severance	(.3)	—

Performance Chemicals segment operating profit	$3.5	$1.9

Decorative Products
Operating loss	$(.8)	$(.6)
Work stoppage	(1.7)	—
Restructuring and severance	(4.0)	(.3)

Decorative Products segment operating loss	(6.5)	(.9)

Building Products segment operating (loss) profit	$(.3)	$.7

Total Segment Operating (Loss) Profit	$(3.3)	$1.7
Interest expense	(5.4)	(5.2)
Corporate expense	(2.2)	(2.3)

Loss Before Income Taxes	$(10.9)	$(5.8)

Note L – Subsequent Event

On March 15, 2005, in connection with the Company’s ongoing efforts to reduce costs, the Company implemented a reduction in force affecting approximately 20 employees across the Company and will incur a charge of approximately $1.0 million in its second fiscal quarter for severance and related costs. The Company expects these payments to be completed by the end of its first fiscal quarter of 2006.

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

Management discusses the Company’s operating performance by reportable business segment and provides segment operating profit performance excluding segment restructuring, severance, asset write-offs and work stoppage items because this is the manner in which segment operating results are reported to management for purposes of assessing the performance of the Company’s business segments and in making decisions regarding the allocation of resources to the business segments. Management also believes that providing segment operating performance excluding segment restructuring, severance, asset write-offs and work stoppage items provides additional information that is useful to investors to understand the Company’s businesses and compare operating results period over period.

Segment information has been prepared in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures About Segments of an Enterprise and Related Information.” The Company’s three reportable segments were determined based on products and services provided by each operating segment. Accounting policies of the segments are the same as those described in Note A – Basis of Presentation. For a reconciliation of the Company’s segment operating performance information, please refer to Note K of the Company’s Consolidated Financial Statements starting on page 11 of this 10-Q report.

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

Key financial measures utilized by the Company’s management and business segments in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, operating profit before excluded items, earnings before interest, taxes, depreciation and amortization, working capital, operating cash flows and capital expenditures, including applicable ratios such as inventory turnover, average working capital and return on sales. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Results of Operations For Three Months Ended February 28, 2005 and February 29, 2004

The Company’s net sales for the three months ended February 28, 2005 were $188.0 million compared to $159.9 million for the three months ended February 29, 2004. All three of the Company’s business segments experienced revenue increases, with Performance Chemicals 27.3% higher, Decorative Products 1.2% higher and Building Products 27.5% higher. The Company had a segment operating loss of $3.3 million in the first quarter of fiscal 2005 compared to a segment operating profit of $1.7 million in the same period in fiscal 2004. Included in segment operating loss for the first fiscal quarter of 2005 are charges of $1.7 million for a work stoppage and restructuring and severance charges of $4.3 million resulting primarily from the exit of the Company’s wallcovering distribution business. Included in segment operating profit for the first fiscal quarter of 2004 are severance charges of $0.3 million resulting from a reduction in workforce program. Excluding these items, segment operating profit was $2.7 million in 2005 compared to $2.0 million in 2004. Operating margins during the first quarter, excluding these items, increased to 1.4% in fiscal 2005 from 1.3% in fiscal 2004. For the three months ended February 28, 2005 and February 29, 2004, the Company had net losses of $10.9 million, or $0.27 cents per diluted share, and $5.8 million, or $0.14 per diluted share, respectively. Excluding the charge of $1.7 million for the work stoppage in the first fiscal quarter of 2005 and the restructuring and severance charges of $4.3 million and $0.3 million in the first quarters of 2005 and 2004, respectively, the Company had a net loss of $4.9 million, or $0.12 per diluted share, during the first quarter of fiscal 2005 compared to a net loss of $5.5 million, or $0.14 per diluted share, during the first quarter of fiscal 2004.

Performance Chemicals

Performance Chemicals’ net sales increased 27.3% to $102.1 million during the first quarter of fiscal 2005 compared to $80.2 million during the first quarter of fiscal 2004, driven by product pricing actions of $20.7 million and volume increases of $1.2 million. Net sales for the Paper and Carpet chemicals product line increased 32.7% to $69.0 million during the first quarter of fiscal 2005 compared to $52.0 million during the first quarter of fiscal 2004 primarily as a result of pricing actions of $16.8 million. Net sales for the Specialty Chemicals product line increased 17.4% to $33.1 million during the first quarter of fiscal 2005 compared to $28.2 million during the first quarter of fiscal 2004, primarily due to pricing actions of $3.9 million and volume increases of $1.0 million. This segment generated an operating profit of $3.5 million for the first quarter of fiscal 2005 compared to $1.9 million in the first quarter of fiscal 2004. Included in segment operating profit for the first quarter of 2005 were restructuring and severance charges of $0.3 million resulting primarily from the consolidation of the segment’s leadership under one president. Excluding these items, the segment would have incurred an operating profit of $3.8 million for the first quarter of fiscal 2005. The improvement in segment operating profit was due to pricing actions of $20.7 million, cost reductions of $1.3 million and volume increases of $0.4 million, offset by higher raw materials costs of $19.2 million and higher manufacturing costs of $1.3 million.

Decorative Products

Decorative Products net sales increased by 1.2% to $60.4 million in the first quarter of fiscal 2005 from $59.7 million in the first quarter of fiscal 2004. Commercial Wallcovering net sales of $25.8 million during the first quarter of fiscal 2005 were $0.8 million lower than the first quarter of fiscal 2004, primarily as a result of lower volume, partially offset by $0.7 million due to the favorable foreign exchange rates from the British Pound Sterling and the Euro during the first quarter of fiscal 2005. Net sales for the Coated Fabrics product line increased 7.0% to $21.3 million during the first quarter of fiscal 2005 compared to $19.9 million during the first quarter of fiscal 2004, primarily as a result of new product introductions and increased volume in marine and transportation products. Net sales for the Decorative Laminates product line were flat at $13.3 million during the first quarter of fiscal 2005 compared to $13.2 million during the first quarter of fiscal 2004. This segment incurred an operating loss of $6.5 million during the first quarter of fiscal 2005 compared to an operating loss of $0.9 million during the first quarter of fiscal 2004. Included in the segment operating loss for the first fiscal quarter of 2005 are charges of $1.7 million for a work stoppage at the Company’s manufacturing facility in Jeannette, Pennsylvania and restructuring and severance charges of $4.0 million resulting primarily from the exit of the Company’s wallcovering distribution business. The work stoppage ended on January 20, 2005 when the Company and the Union agreed to a new contract, which ended a seven week lockout. Included in segment operating profit for the first fiscal quarter of 2004 are severance charges of $0.3 million resulting from a reduction in workforce program. Excluding these items, the segment would have incurred operating losses of $0.8 million and $0.6 million for the first quarters of fiscal 2005 and 2004, respectively. The increase in the loss for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 is primarily due to higher raw material costs of $1.2 million and higher labor costs of $0.7 million, offset by cost reductions of $0.9 million, product mix of $0.5 million and product pricing actions of $0.6 million.

Building Products

Building Products’ net sales increased 27.5% to $25.5 million during the first quarter of fiscal 2005 from $20.0 million in the first quarter of fiscal 2004. This increase is due to strong customer demand, primarily in reroofing applications. Segment operating loss was $0.3 million during the first quarter of fiscal 2005 compared to an operating profit of $0.7 million during the first quarter of fiscal 2004. This decrease is primarily due to higher raw materials cost of $1.2 million and higher delivery costs of $0.6 million partially offset by volume improvements of $0.6 million and pricing actions of $0.3 million.

Corporate

Interest expense for the first quarter of fiscal 2005 of $5.4 million was $0.2 million higher than the first quarter of fiscal 2004 primarily due to higher interest rates.

Corporate expenses were $2.2 million during the first quarter of fiscal 2005 as compared to $2.3 million during the first quarter of fiscal 2004. The decrease was primarily due to lower employee related costs during the first quarter of fiscal 2005.

The Company did not record any tax benefit during the first quarters of fiscal 2005 and 2004. The Company’s estimated effective income tax rate of zero is substantially less than its federal statutory rate of 35% primarily due to the valuation allowance previously recorded against the Company’s deferred tax assets as a result of the Company’s recent history of cumulative losses.

Restructuring and Severance

The following table is a summary of restructuring and severance items for the first quarter of fiscal 2005:

(In millions)
Severance expense	$1.8
Fixed-asset write-off	.4
Other asset write-off	2.8
Other exit costs	.5
Debt settlement and asset sales	(1.2)

$4.3

On March 15, 2005, in connection with the Company’s ongoing efforts to reduce costs, the Company implemented a reduction in force affecting approximately 20 employees across the Company and will incur a charge of approximately $1.0 million in its second fiscal quarter for severance and related costs. The Company expects these payments to be completed by the end of its first fiscal quarter of 2006.

Financial Resources and Capital Spending

The following table reflects changes in key cash flow measures:

	Three Months Ended		Change
(In millions)	February 28, 2005	February 29, 2004
Cash used by operating activities	$(23.5)	$(9.2)	$(14.3)
Cash used by investing activities	(2.6)	(1.9)	(.7)
Cash provided by financing activities	23.4	10.5	12.9
Decrease in cash and cash equivalents	$(2.7)	$—	$(2.7)

Cash used in operating activities for the first three months of fiscal 2005 was $23.5 million compared to cash used in operations of $9.2 million in the same period of fiscal 2004. Cash used in operations increased in 2005 primarily due to the increase in payment of trade payables during 2005 of $13.5 million as a result of the Company’s utilization of term discounts offered by certain suppliers.

For the first three months of fiscal 2005 and 2004, cash used for investing activities was $2.6 million and $1.9 million, respectively, and was used for capital expenditures. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures for the first three months of fiscal 2005 and 2004 were primarily for equipment upgrades and additions. The Company anticipates capital expenditures in fiscal 2005 to be approximately $15.0 million. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash provided by financing activity in the first fiscal quarter of 2005 and 2004 was $23.4 million and $10.5 million, respectively, and related to borrowings under the revolving credit facility.

Long-Term Debt

As described in Note C to the Unaudited Interim Consolidated Financial Statements, the Company issued $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. Interest on the Notes will be paid semi-annually on June 1st and December 1st, and commenced on December 1, 2003. The Company used the proceeds from this offering to repay outstanding amounts under its then existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses. In addition, on May 28, 2003, the Company entered into a $100 million, three-year senior secured revolving credit facility (Facility). Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate and the Federal Funds Effective rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 1.1875% to 1.75% depending on the Company’s fixed charge coverage ratio and was 1.75% at February 28, 2005. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 2.625% to 3.25% depending on the Company’s fixed charge coverage ratio and was 3.25% at February 28, 2005. The Facility’s average borrowing rate at February 28, 2005 was 6.35%. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.375% to 0.625% based on the Company’s fixed charge coverage ratio and was 0.625% at February 28, 2005. At February 28, 2005, the Company’s total debt outstanding was $204.2 million and the available balance under the Facility was $42.6 million.

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

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, accounts receivable, inventories, warranty obligations, litigation and environmental reserves, pensions and income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The Company reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available. Actual results may materially differ from these estimates under different assumptions or conditions.

Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 21-24 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended November 30, 2004. The Company has not made any changes in estimates or assumptions that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2005 reflects an accrual for environmental remediation of $0.7 million. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect of resolution of these matters on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters. However, there can be no assurance that future costs and liabilities will not exceed the Company’s accrual or be material.

Employee Matters

The Company employs approximately 1,900 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 30%, or approximately 550, of the Company’s employees are covered by collective bargaining agreements. Approximately 80 employees are covered by one collective bargaining agreement due to expire in fiscal 2005.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

In December, 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, Accounting Principles Board (APB) Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method of APB Opinion No. 25 to value stock options, and accordingly, no compensation expense has been recognized for stock options. This standard requires the expensing of all share-based compensation, including stock options, using the fair value based method. For the Company, the effective date of this standard will be September 1, 2005. The Company will elect to expense stock options using the modified prospective transition method prescribed in SFAS No. 123 (Revised). The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The Company expects the impact from adoption of this standard to be approximately $0.01 per share in fiscal year 2005, increasing to approximately $0.04—$0.06 per share in future years. This estimate assumes that the number and the fair value of stock option grants are similar for all years. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate.

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements,” as defined by federal securities laws with respect to the Company’s financial condition, results of operations and business, among other things, and include statements based on the Company’s current expectations, estimates, forecasts and projections. Words such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

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

Factors that may cause actual results to differ materially from expected results include, among others:

•	General economic trends affecting the Company’s end-use markets;

•	Raw material prices for and availability of petrochemicals and chemical feedstocks, including styrene, butadiene and polyvinyl chloride;

•	Ability to increase pricing to offset raw material cost increases;

•	Unexpected adverse litigation judgment and absence of or inadequacy of insurance coverage for such judgment;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Acts of war or terrorism;

•	Ability to develop successful new products;

•	Customer and/or competitor consolidation;

•	Customer ability to compete against increased foreign competition;

•	Operational issues at the Company’s facilities;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Governmental and regulatory policies;

•	Rapid increases in health care costs;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	The Company’s strategic alliance and acquisition activities;

•	Lower investment performance of pension plan assets;

•	Compliance with extensive environmental, health and safety laws and regulations; and

•	Substantial debt and leverage and the ability to service that debt.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note C to the Unaudited Interim Consolidated Financial Statements, a portion of the Company’s debt, $39.0 million at February 28, 2005, which is the debt under the senior secured revolving credit facility, matures in the year 2006 and is variable. The average variable interest rate applicable to this debt was 6.35% as of February 28, 2005. Based on debt levels as of February 28, 2005, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.2 million annually. The three-year senior secured revolving credit facility bears interest at variable rates and therefore, its carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. The Company has experienced an accumulated gain of $4.2 million as of February 28, 2005, primarily due to the favorable currency conversion of the British Pound Sterling. The impact on Shareholders’ Equity during the first quarter of fiscal 2005 was a $0.7 million gain. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2005, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended February 28, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other Information

Other Information

On April 1, 2005, the Company entered into Retention Agreements with each of its executive officers, providing for a retention payment to each executive of an amount equal to 15% of his base salary. The Retention Agreements further provide that if the executive should voluntarily retire or resign his employment with the Company, or if such executive’s employment should be terminated by the Company for cause, in either case on or before April 1, 2006, then the executive would be required to repay to the Company the full amount of the retention payment. The form of the Retention Agreement is filed as an exhibit to this Quarterly Report on Form 10-Q.

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. To the extent these claims, lawsuits and proceedings involve personal injury and property damage, the Company believes that it has adequate insurance, however, some insurers have reserved rights and contested coverage. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may differ from the Company’s estimates. Based on information that is currently available, the Company does not expect that the ultimate resolution of pending claims, lawsuits and proceedings will materially affect the consolidated financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of these matters.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

10.2	Amendment No. 2 to Credit Agreement dated as of December 23, 2004 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and J. P. Morgan Chase Bank, N. A., as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s current report on Form 8-K filed with the Commission on December 23, 2004).

10.13	Form of Retention Agreement between the Company and each of its Executive Officers, dated April 1, 2005.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On December 23, 2004, OMNOVA Solutions filed a report on Form 8-K announcing that it had entered into Amendment No. 2 to Credit Agreement, by and among the Company, as Borrower, the financial institutions party thereto, as Lenders, and J.P. Morgan Chase Bank, N.A., as Agent for the Lenders.

On January 27, 2005, OMNOVA Solutions furnished a report on Form 8-K announcing the Company’s results for the fiscal quarter and fiscal year ended November 30, 2004.

On February 2, 2005, OMNOVA Solutions filed a report on Form 8-K announcing the Company’s exit of its North American Wallcovering distribution business known as Muraspec North America.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date: April 1, 2005	By	/s/ Kevin M. McMullen
Kevin M. McMullen
Chairman, Chief Executive Officer and President

Date: April 1, 2005	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.2	Amendment No. 2 to Credit Agreement dated as of December 23, 2004 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and J. P. Morgan Chase Bank, N. A., as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s current report on Form 8-K filed with the Commission on December 23, 2004).

10.13	Form of Retention Agreement between the Company and each of its Executive Officers, dated April 1, 2005.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.