Form 10-Q
period 2005-08-31
OMNOVA SOLUTIONS INC
filed 2005-09-30
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2005	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At August 31, 2005, there were 41,108,196 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net Sales	$207.0	$202.3	$604.3	$551.7

Costs and Expenses
Cost of goods sold	164.9	159.5	479.5	421.5
Selling, general and administrative	29.2	35.4	91.0	104.5
Depreciation and amortization	5.8	5.7	17.2	17.2
Interest expense	5.3	5.2	16.1	15.5
Other (income) expense, net	(.2)	.7	1.0	2.2
Restructuring and severance	.6	—	5.4	.4

	205.6	206.5	610.2	561.3

Income (Loss) Before Income Taxes	1.4	(4.2)	(5.9)	(9.6)
Income tax expense	—	—	—	.1

Net Income (Loss)	$1.4	$(4.2)	$(5.9)	$(9.7)

Basic and Diluted Income (Loss) Per Share
Net Income (Loss) Per Basic and Diluted Share	$.03	$(.10)	$(.15)	$(.24)

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Amounts)

	August 31, 2005	November 30, 2004
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$10.5	$15.0
Accounts receivable, net	109.3	104.6
Inventories	41.4	49.6
Deferred income taxes	3.7	3.7
Prepaid expenses and other	3.5	2.6

Total Current Assets	168.4	175.5

Property, plant and equipment	455.5	454.7
Accumulated depreciation	297.9	287.9

	157.6	166.8
Trademarks and other intangible assets, net	8.8	9.9
Prepaid pension	57.2	57.3
Other assets	19.8	23.0

Total Assets	$411.8	$432.5

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$.1	$.2
Accounts payable	79.6	96.5
Accrued payroll and personal property taxes	14.7	14.0
Accrued interest	4.8	9.5
Other current liabilities	15.9	15.3

Total Current Liabilities	115.1	135.5

Long-term debt	187.3	181.5
Postretirement benefits other than pensions	47.0	48.1
Deferred income taxes	3.7	3.7
Other liabilities	14.3	12.9

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 42.6 million and 42.4 million shares issued as of August 31, 2005 and November 30, 2004, respectively; 41.1 million and 40.7 million shares outstanding as of August 31, 2005 and November 30, 2004, respectively	4.2	4.2
Additional contributed capital	311.9	310.9
Retained deficit	(262.0)	(256.2)
Treasury stock at cost; 1.5 million and 1.7 million shares as of August 31, 2005 and November 30, 2004, respectively	(10.4)	(11.4)
Accumulated other comprehensive income	.7	3.3

Total Shareholders’ Equity	44.4	50.8

Total Liabilities and Shareholders’ Equity	$411.8	$432.5

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Nine Months Ended August 31,
	2005	2004
Operating Activities
Net loss	$(5.9)	$(9.7)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Write-off of fixed and other assets	2.0	—
Depreciation, amortization and (gain)/loss on sale of fixed assets	16.6	17.3
Changes in operating assets and liabilities:
Current assets	.8	(17.3)
Current liabilities	(18.4)	20.0
Other non-current assets	1.8	2.7
Other non-current liabilities	—	(.7)

Net Cash (Used In) Provided By Operating Activities	(3.1)	12.3

Investing Activities
Capital expenditures	(8.2)	(7.1)
Proceeds from the sale of fixed assets	.3	—

Net Cash Used In Investing Activities	(7.9)	(7.1)

Financing Activities
Long-term debt incurred	584.2	510.2
Long-term debt paid	(577.5)	(517.3)
Other	.2	.7

Net Cash Provided By (Used In) Financing Activities	6.9	(6.4)
Effect of exchange rate changes on cash	(.4)	.4

Net Decrease In Cash And Cash Equivalents	(4.5)	(.8)
Cash and cash equivalents at beginning of year	15.0	14.1

Cash And Cash Equivalents At End Of Period	$10.5	$13.3

Supplemental Cash Flow Information
Cash paid:
Interest	$20.7	$20.4
Income taxes	$—	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2005

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

In the opinion of management, these interim consolidated financial statements contain all the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and nine month periods ended August 31, 2005 and 2004. The results of operations for the three and nine month periods ended August 31, 2005 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

Certain reclassifications have been made to conform prior period information to the current presentation.

New Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company anticipates that the adoption of this Statement will not have a material impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, Accounting Principles Board (APB) Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method of APB Opinion No. 25 to value stock options, and accordingly, no compensation expense has been recognized for stock options as the Company grants stock options with exercise prices equal to the Company’s common stock market price on the date of the grant. This standard requires the expensing of all share-based compensation,

Note A – Basis of Presentation (Continued)

including stock options, using the fair value based method. The Company will elect to expense stock options using the modified prospective transition method prescribed in SFAS No. 123 (Revised). The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. On April 14, 2005, the Securities and Exchange Commission (SEC) announced that it would delay the required implementation of SFAS No. 123 (Revised), allowing companies that are not small business issuers to adopt the Statement no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123 (Revised) as of December 1, 2005. The Company expects the impact from adoption of this standard to be approximately $0.01 per share in fiscal year 2006. This estimate assumes that the number and the fair value of stock options granted are similar to recent historical amounts. While the Company regularly evaluates the use of share-based payments, its recent practice has been to issue fewer stock options than have been issued in the past, utilizing other forms of incentives such as restricted stock, which are required to be expensed using the fair value method. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate.

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. The Company will adopt this standard in fiscal 2007. The Company does not anticipate that the adoption of this Statement will have any impact on the financial statements of the Company.

Note B – Inventories

Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (LIFO) method using various dollar value pools. Interim LIFO determinations involve management’s judgments of expected year-end inventory levels, and costs are subject to year-end LIFO inventory calculations. The remaining portion of inventories are stated using the first-in, first-out (FIFO) method. Components of inventory are as follows:

	August 31, 2005	November 30, 2004
Raw materials and supplies	$19.0	$21.7
Work-in-process	3.6	3.0
Finished products	57.0	64.0

Approximate replacement cost of inventories	79.6	88.7
LIFO reserves	(26.9)	(26.9)
Other reserves	(11.3)	(12.2)

Inventories	$41.4	$49.6

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

In addition, on May 28, 2003, the Company entered into a $100 million, senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet financial covenants relating to minimum excess availability. Effective May 18, 2005, the Facility was amended to reduce the applicable interest rate spreads, extend the term of the Facility to November 30, 2009 and provide the Company with flexibility for investment and refinancing opportunities. This amendment did not have an impact on the borrowing base of the agreement. Under the Facility, the Company must maintain an average excess availability of $20 million and at August 31, 2005, the Company was in compliance with this requirement.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.0% at August 31, 2005. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 2.5% at August 31, 2005. The Facility’s average borrowing rate at August 31, 2005 was 6.2%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.5% at August 31, 2005.

At August 31, 2005, the amount borrowed and the available balance under the Facility were $22.3 million and $65.5 million, respectively. The Company had $3.1 million of standby letters of credit outstanding as of August 31, 2005.

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

The reconciliation of the warranty reserve for the three and nine month periods ended August 31, 2005 and 2004 is as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Beginning balance	$13.2	$10.9	$12.9	$11.7
Warranty provision	.9	2.5	2.6	5.0
Warranty payments	(1.1)	(2.1)	(2.5)	(5.4)

Ending balance	$13.0	$11.3	$13.0	$11.3

Note E – Earnings (Loss) Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share and the computation of basic and diluted earnings (loss) per share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Numerator
Net income (loss)	$1.4	$(4.2)	$(5.9)	$(9.7)

	(Shares in millions)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	40.7	40.2	40.6	40.1
Effect of dilutive securities	.2	—	—	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	40.9	40.2	40.6	40.1

Basic and Diluted Earnings (Loss) Per Share
Net earnings (loss) per basic and diluted share	$.03	$(.10)	$(.15)	$(.24)

Options to purchase common stock and unearned restricted stock of the Company of 5.1 million shares and 6.4 million shares during the fiscal third quarters of 2005 and 2004, respectively, and 6.0 million shares and 6.3 million shares during the first nine months of fiscal 2005 and 2004, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note F – Stock-Based Employee Compensation

The following table displays a reconciliation of accounting for stock-based awards under the intrinsic value method of APB Opinion No. 25 as compared to the fair value method of SFAS No. 123 for the three and nine month periods ended August 31, 2005 and 2004:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net income (loss) as reported	$1.4	$(4.2)	$(5.9)	$(9.7)

Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	.2	.1	.8	.2
Deduct: Stock-based compensation under fair value method, net of tax	(.4)	(.6)	(1.9)	(1.9)

Pro forma net income (loss) including stock-based compensation cost under fair value method	$1.2	$(4.7)	$(7.0)	$(11.4)

Basic and diluted earnings (loss) per share as reported	$.03	$(.10)	$(.15)	$(.24)

Pro forma basic and diluted earnings (loss) per share	$.03	$(.12)	$(.17)	$(.28)

Note G – Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net income (loss)	$1.4	$(4.2)	$(5.9)	$(9.7)
Foreign currency translation adjustment, net of tax	(.6)	(.8)	(2.6)	1.4

Comprehensive income (loss)	$.8	$(5.0)	$(8.5)	$(8.3)

Note H – Employee Benefit Plans

The following table sets forth a reconciliation of the components of net periodic benefit costs for the Company’s retirement programs:

	Pension Plans		Health Care Plans
Three months ended August 31, 2005 and 2004	2005	2004	2005	2004
Service costs	$.9	$1.4	$.1	$.1
Interest costs	2.9	2.9	.5	.8
Expected return on assets	(4.2)	(4.5)	—	—
Amortization of prior service costs	.5	.2	(.3)	(.1)

Net periodic cost	$.1	$—	$.3	$.8

	Pension Plans		Health Care Plans
Nine months ended August 31, 2005 and 2004	2005	2004	2005	2004
Service costs	$2.8	$4.4	$.3	$.3
Interest costs	8.6	8.7	1.8	2.3
Expected return on assets	(12.6)	(13.5)	—	—
Amortization of prior service costs	1.5	.6	(.9)	(.3)

Net periodic cost	$.3	$.2	$1.2	$2.3

Based on current pension asset performance, interest rate and discount rate assumptions, the Company does not anticipate making cash contributions to the pension fund during fiscal 2005.

The Company also sponsors a defined contribution pension plan. Participation in this plan is available to substantially all U.S. based employees. Contributions to this plan are based on either a percentage of employee contributions or a percentage of wages paid. The cost of this plan was approximately $0.5 million and $0.4 million for the three months ended August 31, 2005 and 2004, respectively, and approximately $1.2 million and $1.1 million for the nine months ended August 31, 2005 and 2004, respectively.

The Company also contributes to a defined contribution pension plan for its U.K. employees. The Company contributes a percentage of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.2 million and $0.1 million for the three month periods ended August 31, 2005 and 2004, respectively, and $0.5 million for each of the nine month periods ended August 31, 2005 and 2004.

Note H – Employee Benefit Plans (Continued)

The Company accounts for its defined benefit plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87 “Employers’ Accounting for Pension.” At August 31, 2005, the Company had a prepaid pension asset of $57.2 million. The measurement date for determining the plan’s asset and liability values is August 31st. Due to the general declines in bond yields, the Company is currently anticipating an increase in its accumulated benefit obligation (ABO) liability that will exceed by $5 million to $10 million the current value of the pension trust assets of approximately $199.2 million. SFAS No. 87 requires that a liability (minimum pension liability) be recorded when the ABO exceeds the fair value of plan assets and that the entire prepaid pension asset is written down by recording a non-cash charge to accumulated other comprehensive income in shareholders’ equity. The Company anticipates that this charge will be in the range of $60 million to $70 million. The actual amount of the adjustment will not be determined until the final market value of pension investments is established during the fourth quarter. In addition, depending on the final market value of pension assets and the actuarial assumptions used to determine benefit obligations and to measure long-term investment returns, the Company’s annual pension expense for fiscal 2006 is expected to increase between $4 million and $6 million. Based on asset performance, interest rate and discount rate assumptions and current funding rules, the Company does not anticipate that a cash contribution to the pension fund will be required prior to 2010. However, this funding analysis is highly sensitive to changes in these assumptions and such changes may accelerate or delay the requirement to make a cash contribution.

Note I – Restructuring and Severance

In connection with the appointment of a new distributor for its Genon and Muraspec brands of commercial wallcoverings during the first fiscal quarter of 2005, the Company substantially completed the exit of its wallcovering distribution business known as Muraspec North America. In the first fiscal quarter of 2005, the Company incurred disposal costs of $3.7 million for inventories, sample books, other assets and related fixed assets not transferred to the new distributor or redeployed within the Company and $1.2 million for severance costs covering 65 employees, offset by $1.2 million resulting from the settlement of certain debt obligations relating to this business and the sale of the Guard brand of commercial wallcovering to a third party. Of the total $3.7 million charge for this restructuring effort, $0.5 million of inventory related write-downs were classified as cost of goods sold, with the balance classified as restructuring and severance in the Company’s Consolidated Statements of Operations.

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

During the second quarter of fiscal 2005, in connection with the Company’s ongoing efforts to reduce costs, the Company implemented a reduction in force affecting approximately 30 employees across the Company and recorded a charge of approximately $1.0 million for severance and related costs. The Company expects these payments to be completed by the end of its first fiscal quarter of 2006.

During the third quarter of fiscal 2005, the Decorative Products segment recorded $0.6 million of restructuring and severance costs relating to the closure of its design facility in New Jersey and workforce reductions in the U.K. As a result of these restructurings, the Company terminated 21 employees.

For the nine months ended August 31, 2004, the Company recorded $0.4 million of restructuring and severance charges primarily in connection with exiting its Decorative Products’ heat transfer business and other workforce reduction initiatives undertaken in fiscal 2003.

Note I – Restructuring and Severance (Continued)

The following table summarizes the Company’s accruals related to restructuring and severance activities:

	November 30, 2004	Nine Months Ended August 31, 2005		August 31, 2005
		Provision	Payments
Performance Chemicals	$—	$.7	$.5	$.2
Decorative Products	.3	3.0	2.8	.5
Building Products	—	—	—	—
Corporate	—	.1	.1	—

Total	$.3	$3.8	$3.4	$.7

The remaining severance obligations will be paid in accordance with the provisions of the employees’ severance agreements. Severance payments are expected to be complete by the end of the first quarter of fiscal 2006. For the nine months ended August 31, 2005, $3.1 million of severance payments have been made.

The year-to-date restructuring and severance expense of $5.9 million is comprised of inventory and fixed and other asset write-offs of $3.3 million, which includes $0.5 million for inventory write-downs included in cost of goods sold, and severance and other expense accruals of $3.8 million, partially offset by the settlement of debt obligations of $1.2 million.

Note J – Contingencies

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. Based on information that is currently available, the Company does not expect that the ultimate resolution of pending claims, lawsuits and proceedings will materially affect the consolidated financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of these matters.

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

Note K – Business Segment Information (Continued)

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

The Decorative Products segment consists of three product lines. The Commercial Wallcoverings product line applications include refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets. The Coated Fabrics product line applications include residential furniture, commercial furniture, marine and transportation seating, interior structures and soft top covers. The Laminates product line applications include manufactured housing, recreational vehicle interiors, kitchen and bath cabinets, office furniture, consumer electronics, retail display, flooring and ready-to-assemble furniture.

The Building Products segment provides single-ply roofing systems for the replacement and new commercial roofing markets. The roofing systems are used for various structures including office complexes, health care facilities, shopping malls, stadiums, schools, manufacturing and warehouse facilities and government buildings.

The work stoppage costs of $1.7 million were incurred by the Decorative Products segment during the first quarter of 2005. The costs were related to the employee lockout that occurred at the Company’s Jeannette, Pennsylvania manufacturing facility. The costs were included in the costs of goods sold reported for the nine months ended August 31, 2005. These costs included the additional costs incurred for plant security, temporary replacement workers and higher than normal operating costs.

No one customer accounted for 10% or more of consolidated sales.

Note K – Business Segment Information (Continued)

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs, asset write-offs and work stoppage costs relating to operations. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and amortization of deferred financing costs. The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated profit (loss) before income taxes.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$77.1	$67.0	$224.3	$177.9
Specialty Chemicals	41.8	33.2	114.8	94.1

Total Performance Chemicals	$118.9	$100.2	$339.1	$272.0

Decorative Products
Commercial Wallcoverings	$21.1	$29.1	$69.7	$84.1
Coated Fabrics	22.6	23.8	67.8	68.6
Laminates	14.7	14.2	43.3	44.0

Total Decorative Products	$58.4	$67.1	$180.8	$196.7

Building Products	$29.7	$35.0	$84.4	$83.0

Total Net Sales	$207.0	$202.3	$604.3	$551.7

Segment Operating Profit (Loss)
Performance Chemicals
Operating profit	$9.3	$2.9	$24.5	$9.5
Restructuring and severance	—	—	(.7)	—

Performance Chemicals segment operating profit	$9.3	$2.9	$23.8	$9.5

Decorative Products
Operating profit (loss)	$—	$(.3)	$.3	$2.5
Work stoppage	—	—	(1.7)	—
Restructuring and severance	(.6)	—	(5.1)	(.4)

Decorative Products segment operating (loss) profit	$(.6)	$(.3)	$(6.5)	$2.1

Building Products segment operating profit	$.6	$.7	$.6	$2.1

Total Segment Operating Profit	$9.3	$3.3	$17.9	$13.7
Interest expense	(5.3)	(5.2)	(16.1)	(15.5)
Corporate expense	(2.6)	(2.3)	(7.6)	(7.8)
Corporate restructuring and severance	—	—	(.1)	—

Income (Loss) Before Income Taxes	$1.4	$(4.2)	$(5.9)	$(9.6)

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

Results of Operations for the Three and Nine Months Ended August 31, 2005 and 2004

The Company’s net sales for the three months ended August 31, 2005 were $207.0 million compared to $202.3 million for the three months ended August 31, 2004. The Performance Chemicals segment experienced a revenue increase of 18.7%, while the Decorative Products and Building Products segments experienced revenue decreases of 13.0% and 15.1%, respectively. Included in the Decorative Products segment net sales in the third fiscal quarter of 2004 were $5.7 million of net sales relating to the Company’s former wallcovering distribution business, which was exited in the first fiscal quarter of 2005. Excluding these sales, net sales for the Decorative Products segment decreased 4.9%.

Net sales for the nine months ended August 31, 2005 were $604.3 million compared to $551.7 million for the nine months ended August 31, 2004. Excluding the former wallcovering distribution business net sales of $2.7 million and $12.7 million for the first nine months of 2005 and 2004, respectively, net sales for the first nine months of 2005 were $601.6 million compared to $539.0 million for the first nine months of 2004.

The Company had a segment operating profit of $9.3 million in the third quarter of fiscal 2005 compared to a segment operating profit of $3.3 million in the same period in fiscal 2004. Included in segment operating profit for the third fiscal quarter of 2005 were restructuring and severance charges of $0.6 million resulting primarily from the closure of the Company’s design center and workforce reductions. Excluding these items, segment operating profit was $9.9 million in the third fiscal quarter of 2005. Operating margins for the third fiscal quarter, excluding these items, increased to 4.8% in fiscal 2005 from 1.6% in fiscal 2004. The Company had a segment operating profit of $17.9 million in the first nine months of fiscal 2005 compared to a segment operating profit of $13.7 million in the first nine months of fiscal 2004. Included in segment operating profit for the first nine months of 2005 were charges of $1.7 million for a work stoppage and restructuring and severance charges of $5.8 million resulting primarily from the exit of the Company’s wallcovering distribution business, the closure of the Company’s design center and other workforce reduction initiatives. Included in segment operating profit for the first nine months of 2004 were restructuring and severance charges of $0.4 million relating to restructuring activities in fiscal 2003. Excluding these items, segment operating profit was $25.4 million for the first nine months of 2005 compared to $14.1 million in 2004. Operating margins for the first nine months, excluding these items, increased to 4.2% in fiscal 2005 from 2.6% in fiscal 2004.

For the three months ended August 31, 2005, the Company had net income of $1.4 million, or $0.03 per diluted share, compared to a net loss of $4.2 million, or a loss of $0.10 per diluted share, for the three months ended August 31, 2004. Excluding the restructuring and severance charges of $0.6 million in the third fiscal quarter of 2005, the Company had net income of $2.0 million, or $0.05 per diluted share. For the nine months ended August 31, 2005 and 2004, the Company had net losses of $5.9 million, or $0.15 per diluted share, and $9.7 million, or $0.24 per diluted share, respectively. Excluding the charge of $1.7 million for the work stoppage in fiscal 2005, and the restructuring and severance charges of $5.9 million and $0.4 million in the first nine months of 2005 and 2004, respectively, the Company had net income of $1.7 million, or $0.04 per diluted share for the first nine months of fiscal 2005 compared to a net loss of $9.3 million or $0.23 per diluted share, for the first nine months of fiscal 2004.

Performance Chemicals

Performance Chemicals’ net sales increased 18.7% to $118.9 million during the third quarter of fiscal 2005 compared to $100.2 million during the third quarter of fiscal 2004, driven by product pricing actions of $20.2 million partially offset by volume decreases of $1.5 million. Net sales for the Paper and Carpet chemicals product line increased 15.1% to $77.1 million during the third quarter of fiscal 2005 compared to $67.0 million during the third quarter of fiscal 2004, primarily as a result of pricing actions of $14.4 million partially offset by volume decreases of $4.4 million. Net sales for the Specialty Chemicals product line increased 25.9% to $41.8 million during the third quarter of fiscal 2005 compared to $33.2 million during the third quarter of fiscal 2004, primarily due to pricing actions of $5.8 million and volume increases of $2.9 million.

This segment generated an operating profit of $9.3 million for the third quarter of fiscal 2005 compared to $2.9 million in the third quarter of fiscal 2004. The improvement in segment operating profit was due to pricing actions of $20.2 million and cost reductions of $1.8 million, partially offset by higher raw material costs of $13.1 million and lower volume and other inflationary increases of $2.5 million.

Performance Chemicals’ net sales increased 24.7% to $339.1 million during the first nine months of fiscal 2005 compared to $272.0 million during the first nine months of fiscal 2004, driven by product pricing actions of $64.8 million and volume increases of $2.3 million. Net sales for the Paper and Carpet chemicals product line increased 26.1% to $224.3 million during the first nine months of fiscal 2005 compared to $177.9 million during the first nine months of fiscal 2004 primarily as a result of pricing actions of $49.7 million, partially offset by volume decreases of $3.3 million. Net sales for the Specialty Chemicals product line increased 22.0% to $114.8 million during the first nine months of fiscal 2005 compared to $94.1 million during the first nine months of fiscal 2004, primarily due to pricing actions of $15.1 million and volume increases of $5.6 million.

This segment generated an operating profit of $23.8 million for the first nine months of fiscal 2005 compared to $9.5 million in the first nine months of fiscal 2004. Included in segment operating profit for the first nine months of 2005 were restructuring and severance charges of $0.7 million resulting primarily from the consolidation of the segment’s leadership under one president and other workforce reductions. Excluding these items, the segment would have generated an operating profit of $24.5 million for the first nine months of fiscal 2005. The improvement in segment operating profit was due to pricing actions of $64.8 million, cost reductions of $6.1 million and volume increases of $0.8 million, partially offset by higher raw material costs of $51.7 million and other inflationary increases of $5.0 million.

Decorative Products

Decorative Products net sales decreased by 13.0% to $58.4 million in the third quarter of fiscal 2005 from $67.1 million in the third quarter of fiscal 2004. Included in the third fiscal quarter of 2004 were $5.7 million of net sales, reported as Commercial Wallcovering net sales, relating to the Company’s former wallcovering distribution business which the Company exited in the first fiscal quarter of 2005. Excluding these sales, Decorative Products segment sales would have been $61.4 million in the third fiscal quarter of 2004. Commercial Wallcovering net sales of $21.1 million during the third quarter of fiscal 2005 were $2.3 million lower than the third quarter of fiscal 2004, excluding the distribution business sales mentioned above, as a result of lower volume of $2.1 million and $0.2 million due to the unfavorable foreign exchange rates from the British Pound Sterling and the Euro during the third quarter of fiscal 2005. Net sales for the Coated Fabrics product line decreased 5.0% to $22.6 million during the third quarter of fiscal 2005 compared to $23.8 million during the third quarter of fiscal 2004, primarily as a result of lower volume. Net sales for the Laminates product line increased 3.5% to $14.7 million during the third quarter of fiscal 2005 compared to $14.2 million during the third quarter of fiscal 2004.

This segment incurred an operating loss of $0.6 million during the third quarter of fiscal 2005 compared to an operating loss of $0.3 million during the third quarter of fiscal 2004. Included in the segment operating loss for the third fiscal quarter of 2005 were restructuring and severance charges of $0.6 million resulting primarily from the closure of the Company’s design center and other workforce reductions. Excluding these items, the segment operating profit was breakeven in the third quarter of fiscal 2005. The decrease in loss for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004, excluding restructuring and severance items, was due to, operating cost reductions of $3.1 million and pricing actions of $1.6 million, partially offset by lower volume of $2.1 million, higher raw material costs of $1.7 million and other manufacturing variances of $0.6 million.

Decorative Products net sales decreased by 8.1% to $180.8 million in the first nine months of fiscal 2005 from $196.7 million in the first nine months of fiscal 2004. Included in 2005 and 2004 are $2.7 million and $12.7 million, respectively, of net sales reported as Commercial Wallcovering net sales, relating to the Company’s former wallcovering distribution business mentioned previously. Commercial Wallcovering net sales of $67.0 million during the first nine months of fiscal 2005, excluding the former wallcovering distribution business net sales, were $4.4 million lower than the first nine months of fiscal 2004, primarily as a result of lower volume, partially offset by $1.0 million due to the favorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line decreased 1.2% to $67.8 million during the first nine months of fiscal 2005 compared to $68.6 million during the first nine months of fiscal 2004, primarily as a result of lower volume. Net sales for the Laminates product line decreased 1.6% to $43.3 million during the first nine months of fiscal 2005 compared to $44.0 million during the first nine months of fiscal 2004.

This segment incurred an operating loss of $6.5 million during the first nine months of fiscal 2005 compared to an operating profit of $2.1 million during the first nine months of fiscal 2004. Included in the segment operating loss for the first nine months of fiscal 2005 were charges of $1.7 million for a work stoppage at the Company’s manufacturing facility in Jeannette, Pennsylvania and restructuring and severance charges of $5.1 million resulting primarily from the exit of the Company’s wallcovering distribution business, the closure of its design facility and other workforce reduction initiatives. The work stoppage ended on January 20, 2005 when the Company and the Union agreed to a new contract, which ended a seven week lockout. Included in segment operating profit for the first nine months of fiscal 2004 were severance charges of $0.4 million resulting from a reduction in workforce program. Excluding these items, the segment would have generated an operating profit of $0.3 million for the first nine months of fiscal 2005, compared to an operating profit of $2.5 million for the first nine months of fiscal 2004. The decrease in segment operating profit for the first nine months of fiscal 2005, as compared to the first nine months of fiscal 2004 is primarily due to higher raw material costs of $5.2 million, lower volume of $4.8 million and higher labor costs of $2.0 million, partially offset by cost reductions of $6.5 million and product pricing actions of $3.3 million.

Building Products

Building Products’ net sales decreased 15.1% to $29.7 million during the third quarter of fiscal 2005 from $35.0 million in the third quarter of fiscal 2004. This decrease is due to lower volume of $9.8 million partially offset by pricing actions of $4.5 million. Weaker volumes of polyvinyl chloride (PVC) membrane systems and polyisocyanurate (ISO) insulation were partially offset by growth in thermoplastic polyolefin (TPO) membrane systems. Lead times and pricing volatility in the ISO industry contributed to the weaker volumes in the membrane systems. However, lead times and pricing of ISO continued to improve throughout the quarter. Segment operating profit was $0.6 million during the third quarter of fiscal 2005 compared to an operating profit of $0.7 million during the third quarter of fiscal 2004. This decrease is primarily due to higher raw material and purchased product costs of $4.4 million and lower volume of $2.1 million partially offset by pricing actions of $4.5 million and lower warranty and other manufacturing costs of $1.9 million.

Building Products’ net sales increased 1.7% to $84.4 million during the first nine months of fiscal 2005 from $83.0 million in the first nine months of fiscal 2004. This increase is primarily due to pricing actions of $13.4 million partially offset by lower volumes in the third quarter. Segment operating profit was $0.6 million during the first nine months of fiscal 2005 compared to an operating profit of $2.1 million during the first nine months of fiscal 2004. This decrease is primarily due to higher raw material and purchased product costs of $12.9 million and lower volume of $3.3 million, partially offset by pricing actions of $13.4 million and lower warranty and other manufacturing costs of $1.3 million.

Corporate

Interest expense for the third quarter and first nine months of fiscal 2005 was $5.3 million and $16.1 million, respectively, compared to $5.2 million and $15.5 million for the third quarter and first nine months of fiscal 2004, respectively, primarily due to higher interest rates. Effective May 18, 2005, the Company amended its senior secured revolving credit facility (Facility). The amendment reduces the applicable interest rate spreads, extends the term of the Facility to November 30, 2009, and provides the Company with flexibility for investment and refinancing opportunities. The Company estimates an annualized reduction in Facility fees amortization expense of approximately $0.6 million.

Corporate expenses were $2.6 million and $7.6 million during the third quarter and first nine months of fiscal 2005, respectively, compared to $2.3 million and $7.8 million during the third quarter and first nine months of fiscal 2004, respectively.

The Company did not record any tax benefit during the first nine months of fiscal 2005 and recorded a tax provision of $0.1 million in 2004 for anticipated foreign taxes due. The Company’s estimated effective income tax rate of zero is substantially less than its federal statutory rate of 35% primarily due to the valuation allowance previously recorded against the Company’s deferred tax assets as a result of the Company’s recent history of losses.

Restructuring and Severance

The following table is a summary of restructuring and severance items for the first nine months of fiscal 2005:

(In millions)
Severance expense	$3.3
Fixed-asset write-off	.4
Other asset write-off*	2.8
Other exit costs	.6
Debt settlement and asset sales	(1.2)

$5.9

*	$0.5 million of inventory related write-downs were classified as cost of goods sold.

During the third quarter of fiscal 2005, the Decorative Products segment recorded $0.6 million of restructuring and severance costs relating to the closure of its design facility in New Jersey and workforce reductions in the U.K. As a result of these restructurings, the Company terminated 21 employees.

Financial Resources and Capital Spending

The following table reflects changes in key cash flow measures:

	Nine Months Ended August 31,
(In millions)	2005	2004	Change
Cash (used in) provided by operating activities	$(3.1)	$12.3	$(15.4)
Cash used in investing activities	$(7.9)	$(7.1)	$(.8)
Cash provided by (used in) financing activities	$6.9	$(6.4)	$13.3
Decrease in cash and cash equivalents	$(4.5)	$(.8)	$(3.7)

Cash used in operating activities for the first nine months of fiscal 2005 was $3.1 million compared to cash provided by operations of $12.3 million in the same period of fiscal 2004. Cash used in operations increased in 2005 primarily due to the increase in payments of trade payables during 2005 as a result of higher unit raw material costs and the Company’s utilization of term discounts offered by certain suppliers and higher trade receivables due to higher sales. While trade receivables have increased during 2005, days sales outstanding has decreased from 45.1 at November 30, 2004 to 44.3 at August 31, 2005.

For the first nine months of fiscal 2005 and 2004, cash used for investing activities was $7.9 million and $7.1 million, respectively, and was used primarily for capital expenditures. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures for the first nine months of fiscal 2005 and 2004 were primarily for equipment upgrades and additions. The Company anticipates capital expenditures in fiscal 2005 to be approximately $10 - $12 million. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash provided by financing activity in the first nine months of fiscal 2005 was $6.9 million compared to cash used of $6.4 million in the same period of 2004, and related to borrowings under the revolving credit facility.

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

In addition, on May 28, 2003, the Company entered into a $100 million, senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet financial covenants relating to minimum excess availability. Effective May 18, 2005, the Facility was amended to reduce the applicable interest rate spreads, extend the term of the Facility to November 30, 2009 and provide the Company with flexibility for investment and refinancing opportunities. This amendment did not have an impact on the borrowing base of the agreement. Under the Facility, the Company must maintain an average excess availability of $20 million and at August 31, 2005, the Company was in compliance with this requirement.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.0% at August 31, 2005. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 2.5% at August 31, 2005. The Facility’s average borrowing rate at August 31, 2005 was 6.2%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.5% at August 31, 2005.

At August 31, 2005, the amount borrowed and the available balance under the Facility were $22.3 million and $65.5 million, respectively. The Company had $3.1 million of standby letters of credit outstanding as of August 31, 2005. At August 31, 2005, the Company’s total debt outstanding was $187.4 million.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to compliance with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2005 reflects an accrual for environmental remediation of $0.7 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Employee Matters

The Company employs approximately 1,800 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 30%, or approximately 550, of the Company’s employees are covered by collective bargaining agreements.

Recent Developments

The Company accounts for its defined benefit plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87 “Employers’ Accounting for Pension.” At August 31, 2005, the Company had a prepaid pension asset of $57.2 million. The measurement date for determining the plan’s asset and liability values is August 31st. Due to the general declines in bond yields, the Company is currently anticipating an increase in its accumulated benefit obligation (ABO) liability that will exceed by $5 million to $10 million the current value of the pension trust assets of approximately $199.2 million. SFAS No. 87 requires that a liability (minimum pension liability) be recorded when the ABO exceeds the fair value of plan assets and that the entire prepaid pension asset is written down by recording a non-cash charge to accumulated other comprehensive income in shareholders’ equity. The Company anticipates that this charge will be in the range of $60 million to $70 million. The actual amount of the adjustment will not be determined until the final market value of pension investments is established during the fourth quarter. In addition, depending on the final market value of pension assets and the actuarial assumptions used to determine benefit obligations and to measure long-term investment returns, the Company’s annual pension expense for fiscal 2006 is expected to increase between $4 million and $6 million. Based on asset performance, interest rate and discount rate assumptions and current funding rules, the Company does not anticipate that a cash contribution to the pension fund will be required prior to 2010. However, this funding analysis is highly sensitive to changes in these assumptions and such changes may accelerate or delay the requirement to make a cash contribution.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company anticipates that the adoption of this Statement will not have a material impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, Accounting Principles Board (APB) Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method of APB Opinion No. 25 to value stock options, and accordingly, no compensation expense has been recognized for stock options as the Company grants stock options with exercise prices equal to the Company’s common stock market price on the date of the grant. This standard requires the expensing of all share-based compensation, including stock options, using the fair value based method. The Company will elect to expense stock options using the modified prospective transition method prescribed in SFAS No. 123 (Revised). The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. On April 14, 2005, the Securities and Exchange

Commission (SEC) announced that it would delay the required implementation of SFAS No. 123 (Revised), allowing companies that are not small business issuers to adopt the Statement no later than the beginning of the first fiscal year beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123 (Revised) as of December 1, 2005. The Company expects the impact from adoption of this standard to be approximately $0.01 per share in fiscal year 2006. This estimate assumes that the number and the fair value of stock options granted are similar for all years. While the Company regularly evaluates the use of share-based payments, its recent practice has been to issue fewer stock options than have been issued in the past, utilizing other forms of incentives such as restricted stock, which are required to be expensed using the fair value method. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. The Company will adopt this standard in fiscal 2007. The Company does not anticipate that the adoption of this Statement will have any impact on the financial statements of the Company.

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

Factors that may cause actual results to differ materially from expected results include, among others:

•	General economic trends affecting the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Adverse litigation judgment and absence of or inadequacy of insurance coverage for such judgment;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Acts of war or terrorism;

•	Ability to develop successful new products;

•	Customer and/or competitor consolidation;

•	Customer ability to compete against increased foreign competition;

•	Operational issues at the Company’s facilities;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Governmental and regulatory policies;

•	Rapid inflation in health care costs;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	The Company’s strategic alliance and acquisition activities;

•	Assumptions used in determining pension plan expense and funding, such as return on assets and discount rates;

•	Assumptions used in determining health care cost estimates;

•	Compliance with extensive environmental, health and safety laws and regulations; and

•	Substantial debt and leverage and the ability to service that debt.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note C to the Unaudited Interim Consolidated Financial Statements, a portion of the Company’s debt, $22.3 million at August 31, 2005, which is the debt under the senior secured revolving credit facility, matures in the year 2009 and is variable. The average variable interest rate applicable to this debt was 6.2% as of August 31, 2005. Based on debt levels as of August 31, 2005, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.2 million annually. The senior secured revolving credit facility bears interest at variable rates and therefore, its carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. The Company has experienced an accumulated gain of $0.8 million as of August 31, 2005, primarily due to the favorable currency conversion of the British Pound Sterling. The impact on Shareholders’ Equity during the first nine months of fiscal 2005 was a $2.6 million loss. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2005, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended August 31, 2005, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. Based on information that is currently available, the Company does not expect that the ultimate resolution of pending claims, lawsuits and proceedings will materially affect the consolidated financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of these matters.

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

On June 21, 2005, OMNOVA Solutions Inc. furnished a report on Form 8-K announcing the Company’s financial results for the fiscal quarter ended May 31, 2005.

On July 18, 2005, OMNOVA Solutions Inc. filed a report on Form 8-K announcing base salary increases and restricted share grants for the executive officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA SOLUTIONS INC.

Date: September 30, 2005	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: September 30, 2005	By	/s/ James C. LeMay
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