Form 10-K
period 2005-11-30
OMNOVA SOLUTIONS INC
filed 2006-01-30
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $165,500,992, based on the closing price per share of $4.06 on May 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 13, 2006, there were 41,261,381 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA Solutions Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended November 30, 2005

PART I

Item 1.	Business

Introduction

OMNOVA Solutions Inc. (referred to in this report as OMNOVA Solutions, OMNOVA, the Company, we or our) became an independent publicly-traded company on October 1, 1999, when GenCorp Inc., our former parent company, distributed a dividend of one share of OMNOVA Solutions common stock for each share of GenCorp common stock held on the September 27, 1999 record date (the spin-off). OMNOVA Solutions is incorporated under the laws of the State of Ohio, and its headquarters is located at 175 Ghent Road, Fairlawn, Ohio 44333.

OMNOVA Solutions is an innovator of emulsion polymers and specialty chemicals, decorative and functional surfaces and single-ply roofing systems for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. Over 70% of our sales are generated in product categories in which we maintain leading positions. OMNOVA’s leading positions have been built through innovative new products, customized product solutions, strong brands, strong technical expertise, well-established distribution channels and long-standing customer relationships. We have about 1,800 customers who rely on over 1,000 OMNOVA products to differentiate themselves in the marketplace. We utilize 15 strategically located manufacturing, development and design facilities in North America, Europe and Asia to service our broad customer base.

OMNOVA operates in three business segments: Performance Chemicals, Decorative Products and Building Products. Of our fiscal 2005 net sales, 55.9% were derived from the Performance Chemicals segment, 29.9% were derived from the Decorative Products segment and 14.2% were derived from the Building Products segment. Financial information relating to the Company’s business segments is set forth in Note Q to the Consolidated Financial Statements on pages 52 through 55 of this report.

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

Performance Chemicals broadened its styrene butadiene offerings with the acquisition of Goodyear’s Calhoun, Georgia SB latex business in 1998, providing additional manufacturing capacity, a strong presence in the southeast and an expanded customer base. In 1998, Performance Chemicals also acquired Sequa Chemicals’ U.S. specialty chemicals business, which added acrylic, vinyl acrylic and vinyl acetate latex products, expanded market positions and provided entry into new specialty chemical markets.

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

On May 1, 2002, OMNOVA Solutions and the Rohm and Haas Company formed RohmNova LLC, a joint venture for the purpose of marketing, selling and servicing latex binders, synthetic pigments and specialty chemical additives for coatings in the paper and paperboard industry. The joint venture has reduced our costs while providing total solutions capability to customers and offers a strong portfolio of complementary coating products for the paper and paperboard industry. In addition, the joint venture facilitates joint technology development, leveraging highly complementary technology from the two parent companies.

With the increasing globalization of its customer base, particularly in paper and certain specialty nonwoven and tire cord markets, in May 2005 the Company established a legal entity in China, OMNOVA Performance Chemicals Trading (Shanghai) Co., LTD. and opened a commercial office in Shanghai in June 2005.

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. We are North America’s second largest producer of SB latex and operate modern, strategically located, low-cost production facilities. Our custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, adhesives, masking tape, tire cord, floor polish, textiles, graphic arts, plastic parts and various other specialty applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymerization and emulsion polymer technology and for its ability to rapidly develop and deliver highly-customized products that provide innovative and cost-effective solutions to customers.

The following table shows the major products that our Performance Chemicals segment produces and markets.

Product Category	% of Performance Chemicals Fiscal 2005 Net Sales	Primary Products	End-use Applications	Brand Names
Paper and Carpet Chemicals	65.8%	SB and SBA latex coating binders, carpet backing binders and paper chemicals including crosslinkers, lubricants and other coating additives	High gloss magazines, catalogs, direct mail advertising, brochures and printed reports, food cartons, household and other consumer and industrial packaging, and residential and commercial carpet	GENCAL, GENFLO, GENCRYL, GENCRYL PT, SEQUAFLOW, ACRYPRINT, REACTOPAQUE, SUNKOTE, SUNBOND, SUNKEM, UNIQ-PRINT, SEQUABOND, SUNREZ, SEQUAREZ, OMNABLOC, OMNATUF

Specialty Chemicals	34.2%	SB, SBA, styrene butadiene vinyl pyridine, acrylic, vinyl acrylic, styrene acrylic, and vinyl acetate emulsion polymers, glyoxal resins, silicone emulsions polyethylene resins, fluorochemicals and fluorosurfactants	Nonwovens (such as diapers, engine filters, resilient flooring, roofing mat and household scrub pads), construction, adhesives, masking tapes, tire cord, floor polish, textiles, graphic arts and plastic part coatings	GENFLO, GENCRYL, GENTAC, SEQUABOND, SUNCRYL, SECOAT, SECRYL, MOR-GLO, MOR-SHINE, MOR-FLO, ACRYGEN, MYKON, PERMAFRESH, SEQUAPEL, POLYFOX, X-CAPE, GENGLAZE, MYKOSOFT, MYKOSIL, NOVANE, GENCEAL

Paper and Carpet Chemicals.    OMNOVA is a leading North American supplier of custom-formulated SB and SBA latex for paper and paperboard coatings. In addition, we produce a broad variety of specialty chemical additives for coating applications in the paper industry. Our commitment to product innovation has enhanced our market position by creating products for the paper industry that improve the strength, gloss, opacity, moisture resistance and printability of coated papers and paperboard. Applications for our products include paper and paperboard coatings used in magazines, catalogs, direct mail advertising, brochures and printed reports, food cartons, household and other consumer and industrial packaging.

OMNOVA is also a leading North American supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements of our customers. Our strong historic position in residential carpeting has been enhanced by new products to serve that market as well as innovations in commercial carpet backing binders that provide moisture barrier properties, enabling the replacement of higher-cost polyurethane binders. Sales of our Paper and Carpet Chemicals products represented 36.8% of our consolidated net sales for fiscal 2005, 33.0% of our consolidated net sales for fiscal 2004 and 30.5% of our consolidated net sales for fiscal 2003.

Specialty Chemicals.    OMNOVA is a leading North American supplier of specialty polymers and chemicals for a variety of niche product categories. Applications for our specialty polymers and chemicals include nonwovens (such as diapers, engine filters, resilient flooring, roofing mat and household scrub pads), floor polish, masking tape, adhesives, tire cord, textiles, construction and plastic part coatings. Our focus is on developing unique products and custom applications that address specific customer needs, including enhanced functionality, improved environmental performance and lower cost through improved processibility and product substitution for higher-cost materials.

The Performance Chemicals Segment continued its market development program for the proprietary POLYFOX fluorosurfactant platform during 2005. Several new POLYFOX grades were introduced and have already received customer approval for use in electronics coatings, industrial coatings, hard and soft surface modification and cleaners. While flow and leveling performance in floor care continues to be a major focus for POLYFOX, the list of other new applications and customers continues to grow. POLYFOX also expanded its list of regulatory approvals for existing and new products in regions around the world. OMNOVA Solutions Inc. also expanded its internal uses for POLYFOX to add value to some of its coatings and laminates in its Decorative Products group. Sales of our Specialty Chemicals products represented 19.1% of our consolidated net sales for fiscal 2005, 17.0% of our consolidated net sales for fiscal 2004 and 17.4% of our consolidated net sales for fiscal 2003.

Markets and Customers

The paper coating and carpet backing latex product lines are highly competitive based on price, quality, customer service, product performance, field technical support and product innovations. Major paper and carpet customers include International Paper Company, Shaw Industries, Inc., Stora Enso Corporation and Bowater Inc. Many product categories such as diapers and roofing mat binders are performance driven where product innovation, technical service and application support are key competitive differentiators. Major specialty chemical customers include Freudenburg, Polymer Group Inc. and Cascades Lupel.

Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through dedicated internal marketing, sales and technical service teams focused on providing highly responsive customized solutions to targeted markets and industries.

Competition

Performance Chemicals competes with several large chemical companies including Dow and BASF, some of which are vertically integrated in one or more major raw materials. Performance Chemicals also competes with a variety of other suppliers of specialty chemicals including The Lubrizol Corporation, Rohm and Haas Company, Air Products and Chemicals, Inc., Celanese Corporation, Johnson Polymer, LLC and Para-Chem Inc. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance and innovation and industry recognition. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories and we believe that we are a leader in several North American categories, including SB and SBA latex paper coatings and carpet backing binders, nonwoven SB binders and SB vinyl pyridine tire cord adhesives.

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

The Reneer Films Division of Goodyear was acquired in 1993, increasing vinyl film and laminate capability for the Decorative Products business and elevating its position in vinyl woodgrain laminates to number one in North America. In 1997, the Printworld business of Technographics, Inc. was acquired, adding paper laminates to our vinyl laminate portfolio.

In 2001, OMNOVA Solutions acquired certain business lines and assets of Decorative Surfaces International, Inc. (DSI), including its commercial wallcovering, vinyl laminates and coated fabrics product lines.

We have also pursued global growth initiatives by entering into strategic alliances and joint ventures. In 1999, Decorative Products formed a joint venture company with an affiliate of the Thailand-based Charoen Pokphand Group. The joint venture acquired a Rayong, Thailand-based decorative film and coated fabrics business to serve the decorative film and coated fabric product-based markets in the Asia-Pacific region and provide expanded product lines to North America and Europe. In 2000, we formed another joint venture with the Charoen Pokphand Group, which acquired a Shanghai, China-based coated fabrics business to further strengthen and expand our position in China and the Asia-Pacific region and provide expanded product lines to North America and Europe.

Products

Our Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl and paper laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; residential cabinets, flooring and furnishings; transportation markets including school busses, marine and automotive; industrial films and manufactured housing. Our core competencies in design, coating, compounding, calendering, printing and embossing enable us to develop unique, aesthetically pleasing decorative surfaces that have functional properties, such as durability and scratch and stain resistance, that address specific customer needs. We have strong internal and external resources in design capabilities, an extensive design library covering a broad range of styles, patterns, textures and colors and strong coating and processing capabilities to provide our products with functionality that adds value for our customers. Our broad range of products and end-use applications give us economies of scale in sourcing, manufacturing, design, technology and process development.

The following table shows the products that our Decorative Products segment develops, designs, produces and markets.

Product Category	% of Decorative Products Fiscal 2005 Net Sales	Primary Products	End-use Applications	Brand Names
Commercial Wallcoverings	38.8%	Vinyl wallcoverings, dry erasable surfaces, customized wall murals	Decorative and protective wall surfacing for offices, hotels, hospital and medical offices, stores, schools, restaurants and public buildings	BOLTA, ESSEX, GENON, TOWER, MURASPEC, MUREK, MEMERASE II, VIEWNIQUE, DIVERSIWALL

Coated Fabrics	36.8%	Vinyl and urethane coated fabrics, industrial films, performance woven fabrics	Decorative and protective surfacing for transportation and marine seating, soft top covers, banners, tents, ceiling tiles, interior wall partitions, commercial and residential furniture	BOLTAFLEX, BOLTASOFT, NAUTOLEX, PREFIXX, PREVAILL, ENDURION

Laminates	24.4%	Vinyl and paper laminates

Decorative and protective surfacing for

kitchen and bath cabinets, manufactured

housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display, home furnishings and consumer electronics

				PREEMPT, RADIANCE, SURF(X) 3D

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

OMNOVA’s commercial wallcovering product lines include a broad range of fabric-backed vinyl and paper-backed vinyl wallcoverings. Our industry leading styling and design library covers a broad range of styles, patterns, textures and colors, both traditional and contemporary. In addition to strong internal and external resources in design capabilities, strengths include a reputation for product durability and quality, a global distribution network, an extensive emboss and print roll library and long-term customer relationships. Commercial wallcoverings represented 11.6% of our consolidated net sales for fiscal 2005, 14.8% of our consolidated net sales for fiscal 2004 and 16.1% of our consolidated net sales for fiscal 2003.

Coated Fabrics.    OMNOVA Solutions is a leading North American supplier of vinyl and urethane coated fabrics for commercial and residential applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost-effective alternative to other surfacing materials, such as leather and textile fabrics.

Applications for our coated fabrics include:

•	transportation seating (OEM school bus and marine seating) and automotive topping, aftermarket automotive and marine applications;

•	industrial films (banners, tents and health care);

•	interior structures (ceiling tiles and interior wall partitions);

•	commercial furniture (hospitality, health care and fitness equipment markets); and

•	residential furniture.

Sales of our coated fabrics products represented 11.0% of our consolidated net sales for fiscal 2005, 12.0% of our consolidated net sales for fiscal 2004 and 12.4% of our consolidated net sales for fiscal 2003.

Laminates.    OMNOVA Solutions is a leading North American supplier of vinyl and paper laminates. Our laminates are used as alternatives to wood, paint and high-pressure laminates in markets where durability, design and cost are key requirements. We provide our customers with a broad range of designs as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our laminates include kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display, home furnishings, and consumer electronics.

A key strength of our laminates business is our coating technology, including ultraviolet, melamine, urethane, thermal cured and others, which provides durable finishes for high-wear applications. In addition, our laminates business has further differentiated itself in the market as a single-source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries, by building a unique library of matched vinyl and paper laminate designs with an extensive library of patterns and textures and developing rapid make-to-order production capabilities. We offer SURF(X) 3D Laminates for multi-dimensional applications for the office furniture and display fixture markets. These laminates offer a cost-effective alternative to high pressure laminates and provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding. Sales of our laminates products represented 7.3% of our consolidated net sales for fiscal 2005, 7.8% of our consolidated net sales for fiscal 2004 and 9.2% of our consolidated net sales for fiscal 2003.

Markets and Customers

We believe that our Decorative Products segment is a leader in its targeted product categories. The commercial wallcovering, coated fabrics and laminates businesses are highly competitive based on decorative content, functional performance, price, quality, customer service, brand name recognition, distribution networks and reputation. Decorative Products markets its products under numerous brand names to different industries. Certain of our better-known customers of this segment include Steelcase Inc., La-Z-Boy Inc., Ashley Furniture Industries, Inc., Patrick Industries Inc. and Herculite Inc.

Marketing and Distribution

Our Decorative Products segment distributes its products through a variety of channels. Commercial wallcoverings are marketed primarily through independent distributors to building owners, contractors, architects, interior designers and other specifiers. Several of our wallcovering distributors are national in scope, providing us with the capability to cost-effectively market wallcovering products to both regional and national commercial purchasers. Coated fabrics and laminates are sold directly and through agents to manufacturers of cabinets, furniture, seating and other products. Many of our Decorative Products segment’s products have strong, well-recognized brand names that are promoted through trade shows, industry periodicals and our website (www.omnova.com) and other media.

Competition

OMNOVA’s Decorative Products segment competes with numerous companies, many of which focus only on one market and are smaller and privately-owned. Key competitors include:

•	Commercial Wallcovering—RJF International Corporation, US Vinyl, J. Josephson Inc., and paint systems

•	Coated Fabrics—Morbern Inc., China General, Uniroyal, Spradling International Inc. and G&T Industries

•	Laminates—Chiyoda Gravure Corporation, Dai Nippon Printing Co., Ltd., Toppan Printing Co., Ltd., American Renolit Corporation, LG ChemAmerica, Riken USA Corporation and Vytech Industries

Building Products

Background

Our GenFlex Roofing Systems business was started in 1980 when GenCorp began manufacturing a single-ply polyvinyl chloride (PVC) product line. This business has expanded over the years to include thermoplastic polyolefin (TPO) and synthetic rubber (EPDM) membrane systems, making OMNOVA one of the broadest suppliers of single-ply commercial roofing in North America.

Products

Our Building Products segment produces single-ply roofing systems for new construction and replacement roofs for commercial, health care, retail, governmental or educational buildings. The following table shows the products that our Building Products segment develops, designs, produces and markets.

Primary Products	End-use Applications	Brand Names
EPDM, TPO and PVC single-ply roofing systems	Low-sloped and flat roofs on office complexes, shopping malls, stadiums, restaurants, factories, health care facilities, warehouses, schools and government buildings	GENFLEX

We are one of the few suppliers of all three single-ply roofing systems: EPDM, TPO and PVC. We manufacture Energy Star® certified TPO and PVC roofing systems that provide building owners with significant energy efficiencies. We also offer Energy Star®-rated PEEL & STICK TPO roofing systems, which can be installed in less than half the time of conventional fully-adhered systems and reduce fumes, fire hazard and materials at job sites. Additionally, we were the first to develop a twelve-foot wide single-ply roofing system, which reduces installation time and cost for our customers. We manufacture TPO and PVC single-ply roofing systems in various widths up to and including twelve-foot wide, and we are currently the only producer of a twelve-foot wide PVC roofing system.

With our broad single-ply commercial roofing product lines, which we market under the GenFlex brand name, we can serve a wide variety of commercial roofing needs. In 2001, we began production of GenFlex products at our extrusion plant located in Muscle Shoals, Alabama, where we produce our single-ply TPO and PVC roofing systems in various widths up to and including twelve foot wide. In 2004, we introduced new, higher performing formulations for our PVC and TPO product lines. We also offer our products in private label arrangements to other distributors. GenFlex Roofing Systems represented 14.2% of our consolidated net sales for fiscal 2005, 15.4% of our consolidated net sales for fiscal 2004 and 14.4% of our consolidated net sales for fiscal 2003.

Markets and Customers

Our Building Products segment produces single-ply roofing systems for new construction and replacement roofs for commercial, health care, retail, governmental or educational buildings.

Marketing and Distribution

Our Building Products segment’s commercial roofing products are distributed and marketed primarily through independent distributors to building owners, contractors, architects and other related building/construction customers and through private labeling.

Competition

Building Products competes with numerous companies, including Carlisle Companies Incorporated, Bridgestone-Firestone Inc. and Johns Manville. Overall, we believe that our Building Products business is competitive in its targeted product categories based on functional performance, price, quality, customer service, brand name recognition, distribution networks and reputation.

International Operations

Net sales from our foreign operations were $66.4 million in fiscal 2005, $56.9 million in fiscal 2004 and $55.0 million in fiscal 2003. These net sales represented 8.2% of our total net sales in fiscal 2005, 7.6% of our total net sales in fiscal 2004 and 8.1% of our total net sales in fiscal 2003. Long-lived assets primarily consist of net property, plant and equipment and net intangibles. Long-lived assets of our foreign operations totaled $17.2 million at November 30, 2005 and $23.8 million at November 30, 2004. Our consolidated long-lived assets totaled $167.0 million at November 30, 2005 and $176.7 million at November 30, 2004.

Additionally, the Company holds a 50.1% interest in each of its two Asian joint ventures: CPPC-Decorative Products Co., Ltd. located in Thailand and CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. located in China. The Company accounts for these investments using the equity method of accounting due to contractual limitations that grants substantive participating rights to the minority partner. The unconsolidated net sales for CPPC-Decorative Products Co., Ltd. were $42.5 million, $36.3 million and $32.2 million in fiscal 2005, 2004 and 2003, respectively. The unconsolidated net sales for CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. were $38.1 million, $29.4 million and $19.2 million in fiscal 2005, 2004 and 2003, respectively.

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

Seasonal Factors

We historically experience stronger sales and income in our second, third and fourth fiscal quarters, comprised of the three-month periods ending May 31, August 31 and November 30. Our performance in the first fiscal quarter (December through February) has historically been weaker due to generally lower levels of construction, refurbishment and customer manufacturing activity over the holidays and cold weather months.

Environmental Matters

Our business operations, like those of other companies in the industries in which we operate, are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations not only affect our current operations, but also could impose liability on us for past operations that were conducted in compliance with then applicable laws and regulations. For further discussion of capital and noncapital expenditures incurred in fiscal 2005 and forecasted for fiscal 2006 for environmental compliance, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” on page 24 of this report, which is incorporated herein by reference.

Employees

We employed approximately 1,800 employees at November 30, 2005 at offices, plants and other facilities located principally throughout the United States and the United Kingdom. Approximately 30% of our employees are covered by collective bargaining agreements. There are no collective bargaining agreements due to expire in the 2006 fiscal year. Approximately 340 employees are covered by collective bargaining agreements due to expire in the 2007 fiscal year.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products, all of which are generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include styrene, butadiene, acrylates and vinyl acetate. These monomers represented approximately 77% of our total raw materials purchased on a dollar basis in fiscal 2005 for this segment.

Our Decorative Products segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper and titanium dioxide. PVC resins and textiles represented approximately 43% of our total raw materials purchased on a dollar basis in fiscal 2005 for this segment.

Our Building Products segment utilizes a variety of raw materials, including thermoplastic polyolefin (TPO) and PVC resins, textiles and plasticizers, in the manufacture of its single-ply roofing systems. These raw materials are generally available from multiple suppliers. TPO resins and textiles represented approximately 53% of our total raw materials purchased on a dollar basis in fiscal 2005 for this segment. In addition, our Building Products segment sources from various third parties its EPDM membrane, isocyanarate insulation board, and various roofing system accessories.

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

Our research and development expenses were $11.2 million in fiscal 2005, $9.5 million in fiscal 2004 and $9.5 million in fiscal 2003. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements on page 36 of this report.

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

Item 2.	Properties

The Company’s significant operating, manufacturing, distribution, research, design and/or sales and marketing facilities are set forth below:

Corporate Headquarters:
OMNOVA Solutions Inc. *175 Ghent Road Fairlawn, OH		OMNOVA Solutions Technology Center 2990 Gilchrist Road Akron, OH

Performance Chemicals:
Headquarters: *175 Ghent Road Fairlawn, OH		Sales/Manufacturing/Technical/Distribution: Akron, OH Calhoun, GA Chester, SC *Dalton, GA Fitchburg, MA Green Bay, WI *Hertfordshire, England Mogadore, OH *Shanghai, China

Decorative Products:
Headquarters: *175 Ghent Rd Fairlawn, OH	Manufacturing Facilities: Auburn, PA Columbus, MS Jeannette, PA Kent, England Monroe, NC *Rayong, Thailand *Shanghai, China	Sales/Marketing/Design/Distribution: *Asnieres, France *Bangkok, Thailand *Dubai, UAE *Hertfordshire, England *Paris, France *Rayong, Thailand *Shanghai, China *Warsaw, Poland

Building Products:
Headquarters: *1722 Indian Wood Circle Suite A Maumee, OH	Manufacturing Facilities: *Muscle Shoals, AL	Sales/Marketing/Design/Distribution: *Columbus, OH *Maumee, OH

*	An asterisk next to a facility listed above indicates that it is a leased property.

For a further discussion of our leased properties, please refer to Note N to the Consolidated Financial Statements appearing on page 50 of this report.

During fiscal 2005, we generally made effective use of our productive capacity. We believe that the quality and productive capacity of our properties are sufficient to maintain our competitive position for the foreseeable future.

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

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2005.

Item 4A.	Executive Officers of the Registrant

The following information is given as of January 27, 2006, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 45, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Michael E. Hicks, age 47, Senior Vice President, Chief Financial Officer and Treasurer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James C. LeMay, age 49, Senior Vice President, Business Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay also served as Assistant General Counsel of GenCorp Inc. from May 1997, and as Senior Counsel of GenCorp from May 1990 to May 1997.

Gregory T. Troy, age 50, Senior Vice President, Human Resources of OMNOVA Solutions Inc. since September 1999. Mr. Troy served as Director, Human Resources of GenCorp Inc.’s Performance Chemicals business unit from December 1996 until the spin-off of OMNOVA Solutions in October 1999. Previously, Mr. Troy served as Director, Human Resources, of Bosch Braking Systems (formerly AlliedSignal) from 1995 to December 1996, and Employee Relations Area Manager, Manufacturing, of Mobil Corporation’s Plastics division from 1994 to 1995.

Douglas E. Wenger, age 49, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American

Information Systems and Database Development from 1991 until 1993, in each case for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

James J. Hohman, age 57, Vice President of the Company since November 2001 and President, Performance Chemicals since February 2005; President, Paper & Carpet Chemicals from December 2000 until February 2005; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

Robert H. Coleman, age 51, President, Decorative Products since July 2003. Prior to joining OMNOVA, Mr. Coleman served as Vice President and General Manager, Graphics North America from 2000 until 2002; as Vice President and General Manager, Fasson Roll, Europe from 1997 until 2000; as Vice President and General Manager, Packaging and Product Identification Sector in 1997; and as Vice President and General Manager, Fasson Films Division from 1993 until 1997, in each case for Avery Dennison Corporation, Pasadena, California (a manufacturer of pressure-sensitive adhesives and materials and consumer and converted products).

Harold P. Franze, age 50, President, Building Products since August 2003. Prior to joining OMNOVA, Mr. Franze served as President and Chief Executive Officer of Mansfield Plumbing Products LLC, Columbus, Ohio (a manufacturer of vitreous china, plumbing fittings, enameled steel and acrylic products), from 1999 until 2001, and as President and Chief Operating Officer of Babson Bros. Cos., Naperville, Illinois (an international manufacturer of commercial dairy equipment, sanitation products and consumable supplies), from 1996 until 1999. Previously, Mr. Franze served as President, from 1992 until 1996, and as General Manager from 1989 until 1992, of AMF Industries, Richmond, Virginia (an international manufacturer of capital equipment used in the construction and operation of bowling centers, as well as high-speed industrial baking and specialty pharmaceutical equipment).

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At November 30, 2005, there were approximately 9,242 holders of record of the Company’s common stock. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 56 of this report and is incorporated herein by reference.

Information concerning long-term debt appears in Note K to the Consolidated Financial Statements and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth on page 58 of this report and is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table sets forth the Company’s selected historical financial data. The selected historical financial data as of November 30, 2005, 2004, 2003, 2002, and 2001 and for each of the five years in the period ended November 30, 2005 are derived from the Company’s audited consolidated financial statements.

	2005	2004	2003	2002	2001
	(Dollars in millions, except per share data)
Statement of operations data:
Net sales	$810.1	$745.7	$682.6	$681.2	$737.0
Costs and expenses:
Cost of products sold	$639.8	$577.5	$516.8	$496.8	$539.9
Selling, general and administrative	121.6	142.1	136.1	140.3	141.9
Goodwill and indefinite lived trademark impairments(1)	—	3.9	49.6	—	—
Depreciation and amortization(1)	22.3	22.8	33.7	28.8	34.3
Fixed asset impairment	2.5	—	—	—	—
Interest expense	21.2	20.7	15.3	8.1	14.0
Equity (earnings) loss in affiliates	(.7)	.6	.8	(1.1)	(1.1)
Other expense, net	.1	2.4	2.6	3.4	2.4
Restructuring and severance(2)	5.4	.4	9.0	(2.6)	16.4
Deferred financing costs write-off	—	—	3.1	—	.1

Total	$812.2	$770.4	$767.0	$673.7	$747.9

(Loss) income before income taxes	(2.1)	(24.7)	(84.4)	7.5	(10.9)
Income tax (benefit) expense	(.3)	(.3)	(.6)	.5	(4.2)

(Loss) income before cumulative effect of accounting change	$(1.8)	$(24.4)	$(83.8)	$7.0	$(6.7)
Cumulative effect of accounting change(1)	—	—	—	(142.5)	—

Net loss	$(1.8)	$(24.4)	$(83.8)	$(135.5)	$(6.7)

Basic (loss) earnings per share:
(Loss) earnings before cumulative effect of accounting change	$(.04)	$(.61)	$(2.10)	$.18	$(.17)
Cumulative effect of accounting change	—	—	—	(3.60)	—

Net loss per share	$(.04)	$(.61)	$(2.10)	$(3.42)	$(.17)

Diluted (loss) earnings per share:
(Loss) earnings before cumulative effect of accounting change	$(.04)	$(.61)	$(2.10)	$.18	$(.17)
Cumulative effect of accounting change	—	—	—	(3.58)	—

Net loss per share	$(.04)	$(.61)	$(2.10)	$(3.40)	$(.17)

General:
Cash dividends paid per share	$—	$—	$—	$—	$.10
Capital expenditures	$13.2	$11.8	$8.8	$11.1	$19.5
Total assets(1)	$355.1	$432.5	$438.9	$459.8	$639.1
Long-term debt(3)	$176.3	$181.5	$192.2	$126.5	$157.8

(1)	During fiscal 2002, the Company adopted SFAS No. 142, which required a write-down of goodwill and indefinite lived intangible assets in the amount of $142.5 million. Effective December 1, 2001, goodwill and indefinite lived intangibles were no longer amortized. Amortization of these items was $5.8 million in fiscal 2001. During fiscal 2003 and 2004, the Company took additional charges of $49.6 million and $3.9 million, respectively, related to SFAS No. 142.
(2)	Restructuring and severance items consisted primarily of severance costs, asset write-downs and costs for the closure of the Company’s wallcovering distribution facility and the closure of a design center in fiscal 2005, severance costs in fiscal 2004, severance costs and asset write-downs in fiscal 2003, a gain on sale of the Greensboro, North Carolina facility in fiscal 2002 and shut-down costs for the closure of the Greensboro facility in fiscal 2001.
(3)	Long-term debt excludes obligations under a receivable backed commercial paper program, which totaled $55.1 million and $60 million on November 30, 2002 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers and specialty chemicals, decorative and functional surfaces and single-ply roofing systems for a variety of commercial, industrial and residential end uses. As discussed in Item 1, Business, the Company operates in three reportable business segments: Performance Chemicals, Decorative Products and Building Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinyl pyridine, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, masking tape, adhesives, tire cord, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl and paper laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; residential cabinets, flooring and furnishings; transportation markets including school busses, marine and automotive; industrial films and manufactured housing. The Building Products segment provides single-ply roofing systems for the replacement and new commercial and industrial roofing markets. The roofing systems are used for various structures including office complexes, shopping malls, stadiums, schools, health care facilities, restaurants, manufacturing and warehouse facilities and government buildings. Please refer to pages 1 through 8 for further description of and background on the Company’s operating segments.

The Company’s products are sold to manufacturers, independent distributors and end users through internal marketing and sales forces and agents.

The Company has strategically located manufacturing facilities in the U.S. and U.K. along with its joint venture manufacturing facilities in China and Thailand.

The Company has historically experienced stronger sales and income in its second, third and fourth fiscal quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first fiscal quarter (December through February) has historically been weaker due to generally lower levels of construction refurbishment and customer manufacturing activities over the holidays and cold weather months.

Management discusses the Company’s operating performance by reportable business segment. Segment information has been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures About Segments of an Enterprise and Related Information.” The Company’s three reportable segments were determined based on products and services provided by each operating segment. Accounting policies of the segments are the same as those described in Note A—Significant Accounting Policies, of the Company’s Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note Q of the Company’s Consolidated Financial Statements.

Key Indicators

Key economic measures relevant to the Company include coated paper production, print advertising spending, U.S. commercial real estate and hotel occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes and forecasts of raw materials pricing for certain petrochemical feed stocks. Key OEM industries which provide a general indication of demand drivers to the Company include paper, housing and commercial building construction, furniture manufacturing and flooring manufacturing. Although these measures provide key information on trends relevant to the Company, the Company does not have available a more direct correlation of leading indicators, especially in commercial refurbishment, which can provide a forward-looking view of demand levels in the markets which ultimately use the Company’s products.

Key operating measures utilized by the business segments include orders, sales, working capital turnover, inventory, productivity and fill-rates which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

Key financial measures utilized by the Company’s management and business segments in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, operating profit before excluded items, adjusted earnings before interest, taxes, depreciation and amortization as set forth in the Company’s senior secured revolving credit facility (Adjusted EBITDA), working capital, operating cash flows and capital expenditures, including applicable ratios such as inventory turnover, average working capital and return on sales. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Results of Operations of Fiscal 2005 Compared to Fiscal 2004

The Company’s net sales in fiscal 2005 were $810.1 million as compared to $745.7 million in fiscal 2004. The Company’s Performance Chemicals business segment experienced a 21.4% revenue increase, while the Decorative Products segment’s revenue decreased by 6.1% and the Building Products segment’s revenue increased slightly by 0.1%. Included in Decorative Products net sales for fiscal 2005 and 2004 were $2.7 million and $16.0 million, respectively, of net sales relating to the Company’s former wallcovering distribution facility, which the Company exited in the first quarter of fiscal 2005. Excluding these sales, net sales for the Decorative Products segment decreased 1.0%.

The Company generated a segment operating profit of $31.9 million in fiscal 2005 compared to a segment operating profit of $7.7 million in fiscal 2004. Operating margins in fiscal 2005 were 3.9% compared to 1.0% in fiscal 2004. The increase in segment operating profit was primarily due to pricing actions of $98.4 million, a reduction in SG&A costs of $20.5 million due to a reduction in employees and improved cost control, lower warranty expense of $4.6 million and favorable net last-in, first-out (LIFO) inventory reserve adjustments of $4.5 million, partially offset by higher raw material costs of $82.6 million and lower volumes, overhead absorption and other costs of $17.0 million. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for fiscal 2005 included asset impairment charges of $2.5 million, work stoppage costs of $1.7 million, restructuring and severance charges of $5.8 million primarily relating to the closure of the Company’s wallcovering distribution facility in Massachusetts, the closure of the Company’s design center and other workforce reduction initiatives, a gain of $0.8 million on the sale of the Lanark wallcovering brand and a gain of $0.9 million from a legal settlement. Included in segment operating profit for fiscal 2004 was a trademark impairment charge of $3.9 million and restructuring and severance charges of $0.5 million.

The Company had a net loss of $(1.8) million in fiscal 2005, or a net loss of $(0.04) per diluted share, compared to a net loss of $(24.4) million in fiscal 2004, or a net loss of $(0.61) per diluted share.

Performance Chemicals

Performance Chemicals’ net sales increased 21.4% to $452.8 million in fiscal 2005 from $372.9 million in fiscal 2004 primarily as a result of product pricing actions of approximately $76.5 million and volume increases of $3.4 million. Net sales for the Paper and Carpet Chemicals product line increased 21.0% to $297.9 million in fiscal 2005 from $246.3 million in fiscal 2004 due to pricing actions of $55.5 million, partially offset by lower volumes of $3.9 million. Net sales for the Specialty Chemicals product line increased 22.3% to $154.9 million in fiscal 2005 compared to $126.6 million in fiscal 2004 due to pricing actions of $21.0 million and higher sales volume of $7.3 million.

The segment generated an operating profit of $33.8 million for fiscal 2005 as compared to an operating profit of $13.5 million in fiscal 2004. The increase in segment operating profit resulted primarily from sales price increases of $76.5 million and volume increases of $1.0 million, partially offset by higher raw material costs of $56.3 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for fiscal 2005 include an asset impairment charge of $0.9 million and restructuring and severance charges of $0.7 million resulting primarily from workforce reductions. The asset impairment charge of $0.9 million related to certain manufacturing assets at the Company’s Mogadore, Ohio facility and was due to the segment’s ongoing improvement in its manufacturing processes, increases in system-wide production capacity driven by LEAN SixSigma projects and the current environment of higher energy costs which have led to lower cost solutions in the manufacturing and delivering of its styrene butadiene products.

The segment operating profit of Performance Chemicals was positively impacted by LIFO inventory reserve adjustments of $2.7 million and $0.2 million in fiscals 2005 and 2004, respectively.

Decorative Products

Decorative Products’ net sales decreased to $242.2 million in fiscal 2005 as compared to $257.8 million in fiscal 2004. Included in net sales for fiscal 2005 and 2004 were $2.7 million and $16.0 million, respectively, of net sales reported as Commercial Wallcovering net sales, relating to the Company’s former wallcovering distribution facility. Excluding the net sales of the former wallcovering distribution facility, Commercial Wallcoverings’ fiscal 2005 net sales of $91.0 million were $3.7 million lower than fiscal 2004 primarily due to lower volumes, partially offset by $0.5 million of favorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line remained flat in fiscal 2005 compared to fiscal 2004 at $89.3 million, primarily as a result of lower demand in residential upholstery, offset by market penetration in marine and auto aftermarket products. Net sales for the Laminates product line increased 2.4% to $59.2 million in fiscal 2005 compared to $57.8 million in fiscal 2004, primarily due to higher volume.

The segment incurred an operating loss of $(2.8) million for fiscal 2005 as compared to an operating loss of $(6.8) million for fiscal 2004. The improvement in the segment operating loss was primarily due to product pricing increases of $5.9 million, manufacturing cost and productivity improvements of $1.5 million, net favorable LIFO inventory reserve adjustments of $1.8 million, and a reduction in SG&A and legal expenses of $12.2 million, partially offset by lower volume and overhead absorption of $6.8 million and higher raw material costs of $8.6 million. The segment operating profit also includes items which management excludes when evaluating results of the Company’s segments. Those items for fiscal 2005 include the gain on sale of the Lanark wallcovering brand for $0.8 million, a gain of $0.9 million from a legal settlement, an asset impairment charge of $1.6 million, restructuring and severance charges of $5.1 million and work stoppage costs of $1.7 million related to a work stoppage earlier in the year at its Jeannette, Pennsylvania facility. The asset impairment charge was due to the segment idling a calendering line at its Jeannette, Pennsylvania facility due to volume decreases in the segment’s base film business and the relocation of certain product lines to other Company facilities. The restructuring and severance charges are due to the closure of the Company’s wallcovering distribution facility, the closure of a design center and other workforce reduction initiatives. Included in the segment operating loss for fiscal 2004 were a restructuring and severance charge of $0.5 million and a trademark impairment charge of $3.9 million.

Building Products

Building Products’ net sales were relatively flat at $115.1 million in fiscal 2005 compared to $115.0 million in fiscal 2004. Pricing actions of $17.0 million were offset by lower volume of $16.9 million. Weaker volumes of polyvinyl chloride (PVC) membrane systems and polyisocyanurate (ISO) insulation were partially offset by growth in thermoplastic polyolefin (TPO) membrane systems primarily distributed through private label customers. Longer lead times and pricing volatility in the ISO industry contributed to the weaker volumes in the membrane systems. Lead times and pricing of ISO have continued to improve throughout the last four months of the year. Segment operating profit was $0.9 million for fiscal 2005 as compared to an operating profit of $1.0 million for fiscal 2004. Segment operating profit margins decreased to 0.8% as compared to 0.9% for fiscal 2004. The decrease in segment operating profit was due primarily to higher raw material and purchased product costs of $17.7 million and lower volume and higher operating expense of $3.9 million, partially offset by pricing actions of $17.0 million and lower warranty costs of $4.6 million.

Corporate

Interest expense increased to $21.2 million in fiscal 2005 from $20.7 million in fiscal 2004. The increase was primarily due to higher interest rates as a result of Federal Reserve actions. Effective May 18, 2005, the Company amended its senior secured revolving credit facility (Facility). The amendment reduced the applicable interest rate spreads, extended the term of the Facility to November 30, 2009, and provided the Company with flexibility for investment and refinancing opportunities.

Corporate expense increased to $12.7 million in fiscal 2005 from $11.8 million in fiscal 2004 primarily due to employee related costs.

The Company recorded a tax benefit of $0.3 million in each of fiscal 2005 and fiscal 2004. The benefit recorded in fiscal 2005 was primarily due to an expected refund as a result of an amended return filed for fiscal 2000. The benefit recorded in fiscal 2004 was due to a reversal of an income tax accrual offset mainly by foreign taxes. The effective rates of 13.8% in fiscal 2005 and 1.3% in fiscal 2004 were below the statutory rate of 35%. Valuation allowances have been provided for deferred tax assets as a result of the Company’s history of cumulative losses.

Other—Shareholders’ Equity

The Company’s accumulated benefit obligation (ABO) liability for pensions exceeded the pension trust assets at the pension plan’s measurement date of August 31, 2005. As a result, the Company eliminated its prepaid pension asset of $57.3 million and recorded a non-cash charge of $60.4 million to accumulated other comprehensive (loss) income in shareholders’ equity. This resulted in a deficit balance in shareholders’ equity of $(12.6) million as of November 30, 2005.

Restructuring and Severance

The following table is a summary of restructuring and severance items for fiscal 2005:

(In millions)
Severance expense	$3.4
Fixed asset write-off	.4
Other asset write-off*	2.8
Other exit costs	.5
Debt settlement and asset sales	(1.2)

$5.9

*$0.5	million of inventory related write-downs were classified as cost of products sold.

In connection with the appointment of a new distributor for its Genon brand of commercial wallcoverings during the first fiscal quarter of 2005, the Company substantially completed the closure of its wallcovering distribution facility located in Massachusetts. In the first fiscal quarter of 2005, the Company incurred disposal costs of $3.7 million for inventories, sample books, other assets and related fixed assets not transferred to the new distributor or redeployed within the Company and $1.2 million for severance costs covering 65 employees, offset by $1.2 million resulting from the settlement of certain debt obligations and the sale of the Guard brand line to a third party. Of the total $3.7 million charge for this restructuring effort, $0.5 million of inventory related write-downs were classified as cost of products sold with the balance classified as restructuring and severance in the Company’s Consolidated Statements of Operations.

Also during the first quarter of fiscal 2005, the Decorative Products segment recorded an additional $0.3 million of severance related to other workforce reduction initiatives. The Performance Chemicals segment recorded $0.3 million of severance resulting primarily from the consolidation of job positions. Both restructurings were designed to consolidate operations and reduce costs. As a result of these restructurings, the Company terminated 10 employees. These workforce reduction programs were complete as of February 28, 2005.

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

Results of Operations of Fiscal 2004 Compared to Fiscal 2003

The Company’s net sales in fiscal 2004 were $745.7 million as compared to $682.6 million in fiscal 2003. The Company’s Performance Chemicals and Building Products business segments experienced a 14.0% and 17.3% revenue increase, respectively, while the Decorative Products segment’s revenue remained flat. The Company generated a segment operating profit of $7.7 million in fiscal 2004 compared to a segment operating loss of $(55.8) million in fiscal 2003. Operating margins in fiscal 2004 were 1.0% compared to (8.2)% in fiscal 2003. The increase in segment operating profit was primarily due to pricing actions of $30.5 million, cost reductions of $10.3 million, and higher volume and overhead efficiencies of $5.7 million, partially offset by higher raw material costs of $39.0 million and higher warranty costs of $3.7 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for fiscal 2004 included a trademark impairment charge of $3.9 million and restructuring and severance charges of $0.5 million. For fiscal 2003, those items included in segment operating profit were restructuring and severance charges of $8.8 million, primarily related to the exiting of the heat transfer product line, a reduction in workforce program and the relocation of a design center. In addition, segment operating profit in fiscal 2003 was negatively impacted by a charge of $49.6 million for the impairment of goodwill and trademarks and $5.7 million for the write-off of idle fixed assets, obsolete inventory and intangible assets.

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

The segment generated an operating profit of $13.5 million for fiscal 2004 as compared to an operating profit of $11.2 million in fiscal 2003. The increase in segment operating profit resulted primarily from price increases of $29.4 million, higher volume of $5.8 million and improvements in productivity and lower spending of $4.7 million partially offset by higher raw material costs of $27.0 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for fiscal 2003 included a restructuring and severance charge of $0.6 million for reduction in workforce programs initiated in the first and fourth quarters of fiscal 2003 and a charge of $2.7 million related to the write-off of certain intangible assets.

Decorative Products

Decorative Products’ sales improved slightly to $257.8 million in fiscal 2004 as compared to $257.6 million in fiscal 2003. The increase was primarily due to new products and market penetration. Sales were positively impacted by $4.7 million due to favorable foreign exchange rates for the British Pound Sterling during fiscal 2004 and negatively impacted by $5.0 million due to the exit of the heat transfer product line in 2003. Sales for the Commercial Wallcoverings product line increased 1.0% to $110.7 million in fiscal 2004 compared to $109.6 million in fiscal 2003 due to favorable foreign exchange rates and the recovery in the hospitality market while the corporate market remained weak due to persistently high corporate office vacancy rates. Sales for the Coated Fabrics product line increased 5.4% to $89.3 million in fiscal 2004 compared to $84.7 million in fiscal 2003, as a result of strong demand in industrial films and new products and market penetration in marine and auto aftermarket products. The product line also benefited from higher sales in industrial films as several competitors exited this business. Sales for the Laminates product line declined 8.7% to $57.8 million in fiscal 2004 compared to $63.3 million in fiscal 2003, primarily due to the Company exiting the heat transfer business in the fourth quarter of fiscal 2003.

The segment incurred an operating loss of $(6.8) million for fiscal 2004 as compared to an operating loss of $(70.0) million for fiscal 2003. Segment operating profit was affected by product pricing increases of $0.5 million, improvements in manufacturing costs of $7.5 million and a reduction in operating costs of $9.1 million, partially offset by higher raw material and labor costs of $6.1 million and legal costs of $4.1 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for fiscal 2004 included a restructuring and severance charge of $0.5 million and a trademark impairment charge of $3.9 million. For fiscal 2003, those items included a restructuring and severance charge of $8.1 million primarily related to the exiting of the heat transfer business, an impairment charge of $49.6 million for goodwill and trademarks and a charge of $3.0 million related primarily to the write-offs of idle fixed assets, obsolete inventory and intangible assets.

Building Products

Building Products’ sales increased 17.3% to $115.0 million in fiscal 2004 from $98.0 million in fiscal 2003. Refurbishment sales, representing over 40% of Building Products’ volume, continued to be strong as many building owners increased their spending on maintenance requirements after several years of delays. Segment operating profit was $1.0 million for fiscal 2004 as compared to an operating profit of $3.0 million for fiscal 2003. Segment operating profit margins decreased to 0.9% as compared to 3.2% for fiscal 2003. The decrease in segment operating profit was due primarily to higher warranty costs of $5.1 million and higher raw material costs, partially offset by improved manufacturing efficiencies, and improved margins from new product introductions.

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

Financial Resources and Capital Spending

The following table reflects key cash flow measures:

	Fiscal Years Ending
(Dollars in millions)	2005	2004	2003
Cash provided by (used in) operating activities	$12.5	$21.3	$(39.8)
Cash used in investing activities	$(12.9)	$(11.8)	$(6.9)
Cash (used in) provided by financing activities	$(4.0)	$(9.3)	$52.2
(Decrease) increase in cash and cash equivalents	$(5.1)	$.9	$5.7

Cash provided by operating activities was $12.5 million in fiscal 2005, compared to $21.3 million in fiscal 2004 and cash used by operating activities of $39.8 million in fiscal 2003. Cash provided by operations decreased in fiscal 2005 primarily due to the increase in payments of trade payables during 2005 as a result of higher unit raw material costs and the Company taking advantage of cash discounts offered by certain suppliers and higher trade receivables due to higher sales. The increase in cash flow of $61.1 million in fiscal 2004, compared to fiscal 2003, resulted primarily from an improvement in working capital and the termination of the Company’s receivable-backed commercial paper program.

In fiscal 2005, $12.9 million was used for investing activities, which primarily consisted of capital expenditures. In fiscal 2004, $11.8 million was used for investing activities, which consisted of capital expenditures. In fiscal 2003, $6.9 million was used for investing activities which consisted primarily of capital expenditures of $8.8 million offset by the proceeds from the sale of a design center. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures for fiscal 2005 and 2004 were primarily for equipment upgrades and additions. The Company anticipates capital expenditures in fiscal 2006 to be approximately $18 million. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash used by financing activities in 2005 of $4.0 million primarily related to payments under the revolving credit facility. Total debt was $176.4 million as of November 30, 2005, compared to $181.7 million as of November 30, 2004. Cash used by financing activities in 2004 of $9.3 million primarily related to payments under the revolving credit facility. Cash provided from financing activities of $52.2 million in fiscal 2003 was primarily related to the refinancing effort that the Company completed in fiscal 2003.

Long-Term Debt

As described in Note K to the Consolidated Financial Statements, the Company has outstanding $165 million of 11.25% Senior Secured Notes (Notes) due June 1, 2010. The Notes are secured by all real property and equipment relating to the Company’s ten principal domestic manufacturing facilities. The Company has the option to redeem the Notes after May 31, 2007 at a premium. Interest on the Notes is paid semi-annually on June 1st and December 1st. The Company used the proceeds from this offering to repay outstanding amounts under its then existing revolving credit facility, to terminate its receivables sale program and to pay related fees and expenses.

In addition, on May 28, 2003, the Company entered into a $100 million, senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet a single covenant relating to minimum excess availability.

Effective May 18, 2005, the Facility was amended to reduce the applicable interest rate spreads, extend the term of the Facility to November 30, 2009 and provide the Company with flexibility for investment and refinancing opportunities. This amendment did not have an impact on the borrowing base of the agreement. Under the Facility, the Company must maintain an average excess availability of $20 million and at November 30, 2005, the Company was in compliance with this requirement.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.0% at November 30, 2005. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 2.5% at November 30, 2005. The Facility’s average borrowing rate at November 30, 2005 was 6.8%. Based on the trailing 12 month financial results, the applicable margin will drop to 1.75% in the first fiscal quarter of 2006.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.5% at November 30, 2005. Based on the trailing 12 month financial results, the commitment fee will be 0.25% in the first fiscal quarter of 2006.

At November 30, 2005, the amount borrowed and the available balance under the Facility were $11.3 million and $69.8 million, respectively. The Company had $3.2 million of standby letters of credit outstanding as of November 30, 2005.

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

Contractual Obligation

	Payments Due By Period
(Dollars in millions)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt	$176.4	$.1	$—	$176.3	$—
Operating leases	25.7	6.1	9.6	5.2	4.8
Purchase obligations	.2	.2	—	—	—
Other long-term liabilities recorded on balance sheet	72.9	—	17.3	6.4	49.2

Total	$275.2	$6.4	$26.9	$187.9	$54.0

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2005, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, warranty obligations, litigation, environmental reserves, pensions and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

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

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all specific customers that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other relevant factors, or those that have been turned over for collection and to reserve for the portion of those outstanding balances that collection does not appear to be likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $2.1 million and $2.9 million at November 30, 2005 and 2004, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with usage and sales levels over the last year to two years. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Decorative Products segment, was approximately $11.6 million and $12.2 million at November 30, 2005 and 2004, respectively.

D)    Allowance For Warranty Claims

On an on-going basis, the Company updates its Building Products’ warranty reserve for specifically identified or new matters and a detailed study of the reserve is updated on a semi-annual basis to reserve for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical warranty costs and failure rates. A change in these factors could result in a significant change in the reserve balance. The warranty reserve at November 30, 2005 and 2004 was approximately $13.1 million and $12.9 million, respectively.

E)    Litigation and Environmental Reserves

The Company reserves for the probable judgments associated with any claims and environmental remediation projects. The Company’s legal department periodically reviews claims and remediation efforts. Reserves are based upon their analyses and established at the best estimate.

F)    Pensions

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires that amounts recognized in financial statements be determined on an actuarial basis. SFAS No. 87 and the policies used by the Company, notably the use of a calculated value of plan assets (which is further described below), generally reduce the volatility of pension (expense) income from changes in pension liability discount rates and the performance of the pension plan’s assets.

The most significant elements in determining the Company’s pension (expense) income in accordance with SFAS No. 87 are the expected return on plan assets and the discount rate. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension (expense) income. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension (expense) income.

The Company recorded non-cash pension expense of $0.3 million and $0.4 million in fiscal 2005 and 2004, respectively. The Company anticipates fiscal 2006 non-cash expense to increase to approximately $5.6 million. The increase in fiscal 2006 is largely attributable to lower investment performance by our pension plan assets, caused by the 2000-2002 decline in the stock market and general declines in bond yields. As a result, the Company’s accumulated benefit obligation (ABO) liability exceeded pension trust assets by $7.4 million and the Company recorded a non-cash charge of $60.4 million to shareholders’ (deficit) equity. SFAS No. 87 requires that a liability (minimum pension liability) be recorded when the ABO exceeds the fair value of plan assets and that the entire prepaid pension asset is written down by recording a non-cash charge to accumulated other comprehensive (loss) income in shareholders’ equity (deficit). Changes in long-term expectations for inflation and the equity markets have led to the lowering of the assumed rate of return for asset performance. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 8.0% for plan year 2006. The measurement date of August 31, 2005 was used to determine this rate. A 25 basis point change in the assumed rate of return for assets would increase or decrease the assets by approximately $0.5 million.

The Company determined the discount rate to be used to discount the plan liabilities at the plan’s measurement date, which was August 31, 2005. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company considered rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates prior to fiscal 2005 have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

With the low interest rate environment, the Company decreased the discount rate used to measure the defined benefit pension plan obligations to a discount rate of 5.4% from a discount rate of 6.3%. The lower discount rate is contributing to the higher anticipated non-cash pension expense in fiscal 2006, accounting for $1.5 million of the estimated $5.6 million non-cash expense mentioned above. The measurement date of August 31, 2005 was used to determine this rate. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by approximately $0.4 million.

Based on asset performance, interest rate and discount rate assumptions and current pension funding rules, the Company does not anticipate that a cash contribution to the pension fund will be required prior to 2010. However, this funding analysis is highly sensitive to changes in these assumptions and such changes may accelerate or delay the requirement to make a cash contribution. Additionally, the Company may not have the funds necessary to meet any minimum pension funding requirements.

Currently, the plan has a credit balance that will cover cash contribution requirements for the next two years. Factors that could alter the cash requirements and timing of any such cash equivalents are:

•	Investment returns which differ materially from the Company’s 8.0% return assumption.

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

G)    Tax Valuation Allowance

The Company has provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. As of November 30, 2005, the Company had approximately $112.2 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2025, goodwill and indefinite lived intangible asset impairment losses created as a result of the Company’s annual impairment test in fiscal 2004 and 2003, the cumulative effect of an accounting change effective December 1, 2001, a change in the Company’s pension liabilities, and other temporary differences for which a valuation allowance of $112.2 million has been provided. The Company provided a valuation allowance for its deferred tax assets after having considered its recent history of cumulative losses since its spin-off from GenCorp.

H)    Stock-Based Employee Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Company’s employee stock options. Under APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant (intrinsic value method), no compensation expense is recognized. Effective December 1, 2005, the Company adopted the fair value method of recording stock options as required by SFAS No. 123 (Revised), “Share-Based Payment.” All future employee stock option grants beginning December 1, 2005, plus the balance of the non-vested grants awarded prior to December 1, 2005, will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company expects the impact from adoption of this standard to be approximately $0.01 per share in fiscal year 2006. This estimate assumes that the number and the fair value of options granted are similar to recent historical amounts. While the Company regularly evaluates the use of share-based payments, its recent practice has been to issue fewer stock options than has been issued in the past, utilizing other forms of incentives such as restricted stock, which are required to be expensed using the fair value method. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate.

I)    Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases. During fiscal 2005, the Company recorded impairment charges of $2.5 million.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2005 reflects reserves for environmental remediation efforts of $0.7 million.

Capital expenditures for projects related to environmental matters were $0.4 million in 2005, $1.1 million in 2004 and $1.3 million in 2003. The Company currently forecasts that capital expenditures for environmental projects will be approximately $0.6 million in fiscal 2006. During 2005, non-capital expenditures for environmental compliance and protection totaled $4.0 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $4.7 million and $5.0 million in fiscal years

2004 and 2003, respectively. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with historical expenditure levels.

Employee Matters

The Company employs approximately 1,800 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 30% of the Company’s employees are covered by collective bargaining agreements. There are no collective bargaining agreements due to expire in the 2006 fiscal year. Approximately 340 employees are covered by collective bargaining agreements due to expire in the 2007 fiscal year.

New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, Accounting Principles Board (APB) Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method of APB Opinion No. 25 to value stock options, and accordingly, no compensation expense has historically been recognized for stock options as the Company grants stock options with exercise prices equal to the Company’s common stock market price on the date of the grant. This standard requires the expensing of all share-based compensation, including stock options, using the fair value based method. Using the modified prospective transition method, the Company will adopt SFAS No. 123 (Revised) as of December 1, 2005. The modified prospective transition method requires compensation cost to be recognized for all share-based payments granted, modified or settled after the date of adoption plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The Company expects the impact from adoption of this standard to be approximately $0.01 per share in fiscal year 2006, which will be reflected as compensation expense. This estimate assumes that the number and the fair value of stock options granted are similar to historical activity for all years. While the Company regularly evaluates the use of share-based payments, its recent practice has been to issue fewer stock options than have been issued in the past, utilizing other forms of incentives such as restricted stock. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This Statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. The Company will adopt this standard in fiscal 2007. The Company does not anticipate any impact on the financial statements of the Company from the adoption of this Statement.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company will adopt Interpretation No. 47 prior to the end of fiscal 2006. The Company does not anticipate any material impact on the financial statements of the Company from the adoption of this Interpretation.

Forward-Looking Statements

This Annual Report includes “forward-looking statements,” as defined by federal securities laws, with respect to the Company’s financial condition, results of operations and business, among other things, and includes statements based on the Company’s current expectations, estimates, forecasts and projections. Words such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could,” “potential,” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in the end-use markets in which the Company operates. Others are more specific to the Company’s operations. Actual results depend on many factors, some or all of which are not predictable or within the Company’s control and may differ materially from expected results.

Factors that may cause actual results to differ materially from expected results include, among others:

•	General economic trends affecting the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Adverse litigation judgment and absence of or inadequacy of insurance coverage for such judgment;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Acts of war or terrorism, natural disasters or other acts of God;

•	Ability to successfully develop and commercialize new products;

•	Customer and/or competitor consolidation;

•	Customer ability to compete against increased foreign competition;

•	Operational issues at the Company’s facilities;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Governmental and regulatory policies;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	The Company’s strategic alliance and acquisition activities;

•	Assumptions used in determining pension plan expense and funding, such as return on assets and discount rates and changes in pension funding regulations;

•	Compliance with extensive environmental, health and safety laws and regulations; and

•	Substantial debt and leverage and the ability to service that debt.

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

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note K to the Consolidated Financial Statements, a portion of the Company’s debt, $11.3 million at November 30, 2005, which is the debt under the senior secured revolving credit facility, matures in the year 2009 and is variable. The average variable interest rate applicable to this debt was 6.8% as of November 30, 2005. Based on debt levels as of November 30, 2005, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.1 million annually. The senior secured revolving credit facility bears interest at variable rates and therefore, its carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in Note F, the Company has experienced an accumulated loss of $0.6 million as of November 30, 2005 primarily due to the currency conversion of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Management’s Assessment of Internal Control Over Financial Reporting

Management of OMNOVA Solutions Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited management’s assessment, included in the accompanying Annual Report on Form 10-K, titled “Management’s Assessment of Internal Control Over Financial Reporting,” that OMNOVA Solutions Inc. maintained effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OMNOVA Solutions Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that OMNOVA Solutions Inc. maintained effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, OMNOVA Solutions Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of November 30, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended November 30, 2005 of OMNOVA Solutions Inc. and our report dated January 24, 2006 expressed an unqualified opinion thereon.

Akron, Ohio

January 24, 2006

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

To the Shareholders of OMNOVA Solutions Inc.:

Management of OMNOVA Solutions Inc. is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. These financial statements were prepared in accordance with U.S. generally accepted accounting principles and fairly represent the transactions and financial condition of the Company in all material respects. The financial statements include amounts that are based on management’s best estimates and judgments. The Company’s financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who has been selected by the Audit Committee of the Board of Directors and approved by the shareholders. Management has made available to Ernst & Young LLP all of the Company’s financial records and related data, internal audit reports, as well as the minutes of shareholders’ and directors’ meetings.

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

The Audit Committee is composed of directors who are not officers or employees of the Company. It meets regularly with members of management, the internal auditors and representatives of the independent registered public accounting firm to discuss the adequacy of the Company’s internal control over financial reporting, financial statements and the nature, extent and results of the audit effort. Management reviews with the Audit Committee all of the Company’s significant accounting policies and assumptions affecting the results of operations. Both the independent registered public accounting firm and internal auditors have access to the Audit Committee without the presence of management.

Kevin M. McMullen Chairman, Chief Executive Officer and President

Michael E. Hicks Senior Vice President and Chief Financial Officer; Treasurer

January 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 24, 2006 expressed an unqualified opinion thereon.

Akron, Ohio

January 24, 2006

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

	Years Ended November 30,
	2005	2004	2003
	(Dollars in millions, except per share data)
Net Sales	$810.1	$745.7	$682.6
Costs and Expenses
Cost of products sold	639.8	577.5	516.8
Selling, general and administrative	121.6	142.1	136.1
Goodwill and indefinite lived trademark impairments	—	3.9	49.6
Depreciation and amortization	22.3	22.8	33.7
Fixed asset impairment	2.5	—	—
Interest expense	21.2	20.7	15.3
Equity (earnings) loss in affiliates, net	(.7)	.6	.8
Other expense, net	.1	2.4	2.6
Restructuring and severance	5.4	.4	9.0
Deferred financing costs write-off	—	—	3.1

	812.2	770.4	767.0

Loss Before Income Taxes	(2.1)	(24.7)	(84.4)
Income tax (benefit)	(.3)	(.3)	(.6)

Net Loss	$(1.8)	$(24.4)	$(83.8)

Basic and Diluted Loss Per Share	$(.04)	$(.61)	$(2.10)

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

	November 30,
	2005	2004
	(Dollars in millions, except per share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$9.9	$15.0
Accounts receivable, net	111.9	104.6
Inventories	41.0	49.6
Deferred income taxes	1.3	3.7
Prepaid expenses	3.0	2.6

Total Current Assets	167.1	175.5
Property, plant and equipment, net	154.5	166.8
Trademarks and other intangible assets, net	12.5	10.0
Prepaid pension	—	57.3
Investments in joint ventures	16.5	15.5
Other assets	4.5	7.4

Total Assets	$355.1	$432.5

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$.1	$.2
Accounts payable	80.7	96.5
Accrued payroll and personal property taxes	16.1	14.0
Accrued interest	9.4	9.5
Employee benefit obligations	6.3	7.3
Other current liabilities	8.5	8.0

Total Current Liabilities	121.1	135.5
Long-term debt	176.3	181.5
Postretirement benefits other than pensions	45.6	48.1
Deferred income taxes	1.3	3.7
Pension liability	7.4	—
Other liabilities	16.0	12.9
Shareholders’ (Deficit) Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 42.6 million and 42.4 million shares issued as of November 30, 2005 and 2004, respectively; 41.2 million and 40.7 million shares outstanding as of November 30, 2005 and 2004, respectively	4.3	4.2
Additional contributed capital	312.2	310.9
Retained deficit	(257.9)	(256.2)
Treasury stock at cost; 1.4 million and 1.7 million shares as of November 30, 2005 and 2004, respectively	(10.0)	(11.4)
Accumulated other comprehensive (loss) income	(61.2)	3.3

Total Shareholders’ (Deficit) Equity	(12.6)	50.8

Total Liabilities and Shareholders’ Equity	$355.1	$432.5

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended November 30, 2005, 2004 and 2003

(Dollars in millions)	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Total Comprehensive Loss
2003
Balance December 1, 2002	$4.2	$309.3	$(148.0)	$(13.3)	$(5.0)	$147.2
Net loss			(83.8)			(83.8)	$(83.8)
Cumulative translation adjustment					4.0	4.0	4.0
Minimum pension liability					(.3)	(.3)	(.3)

Total comprehensive loss							$(80.1)

Common stock issuance				.6		.6

Balance November 30, 2003	$4.2	$309.3	$(231.8)	$(12.7)	$(1.3)	$67.7

2004
Net loss			(24.4)			(24.4)	$(24.4)
Cumulative translation adjustment					4.4	4.4	4.4
Minimum pension liability					.2	.2	.2

Total comprehensive loss							$(19.8)

Exercise of stock options and other		1.6				1.6
Common stock issuance				1.3		1.3

Balance November 30, 2004	$4.2	$310.9	$(256.2)	$(11.4)	$3.3	$50.8

2005
Net loss			(1.8)			(1.8)	$(1.8)
Cumulative translation adjustment					(4.1)	(4.1)	(4.1)
Minimum pension liability					(60.4)	(60.4)	(60.4)

Total comprehensive loss							$(66.3)

Exercise of stock options and other		1.3	.1			1.4
Common stock issuance	.1			1.4		1.5

Balance November 30, 2005	$4.3	$312.2	$(257.9)	$(10.0)	$(61.2)	$(12.6)

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Years Ended November 30,
	2005	2004	2003
	(Dollars in millions)
Operating Activities
Net loss	$(1.8)	$(24.4)	$(83.8)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity earnings (loss) in affiliates	.7	(.6)	(.8)
Loss (gain) on sale of fixed assets	(.5)	.2	(1.3)
Depreciation and amortization	22.3	22.8	33.7
Write-down of goodwill and indefinite lived trademarks	—	3.9	49.6
Write-down of fixed and other assets	4.5	—	3.7
Write-down of finite lived intangible assets	—	—	1.7
Write-off of deferred financing costs	—	—	3.1
Changes in operating assets and liabilities:
Accounts receivable	(8.6)	(6.4)	(53.8)
Inventories	7.6	(3.9)	3.8
Other current assets	(.5)	1.3	1.1
Current liabilities	(11.6)	21.0	5.7
Other non-current assets	(2.0)	4.8	2.3
Other long-term liabilities	2.4	2.6	(4.8)

Net Cash Provided (Used) By Operating Activities	12.5	21.3	(39.8)
Investing Activities
Capital expenditures	(13.2)	(11.8)	(8.8)
Proceeds from asset dispositions	.3	—	1.9

Net Cash Used By Investing Activities	(12.9)	(11.8)	(6.9)
Financing Activities
Proceeds from borrowings	770.9	697.0	626.4
Repayment of debt obligations	(775.1)	(707.7)	(560.7)
Short-term debt (payments)/proceeds, net	(.2)	—	(6.0)
Other financing activities	.4	1.4	(7.5)

Net Cash (Used) Provided By Financing Activities	(4.0)	(9.3)	52.2
Effect of exchange rate changes on cash	(.7)	.7	.2

Net (Decrease) Increase In Cash and Cash Equivalents	(5.1)	.9	5.7
Cash and cash equivalents at beginning of period	15.0	14.1	8.4

Cash and Cash Equivalents at End of Period	$9.9	$15.0	$14.1

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A—Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and controlled joint ventures. The Company uses the equity method of accounting for its two Asian joint ventures, CPPC – Decorative Products Co., Ltd. and CG – OMNOVA Decorative Products (Shanghai) Co., Ltd., in which it holds a 50.1% ownership interest due to contractual limitations that grant substantive participating rights to the minority partner.

Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition—Revenue from product sales is recognized when shipment to the customer has been made, which is when title passes. The Company estimates and records provisions for quantity rebates, sales returns and allowances in the period the sale is recorded, based upon its experience. These items are included as a reduction in net sales.

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

Research and Development Expense—Research and development costs, which were $11.2 million in 2005, $9.5 million in 2004 and $9.5 million in 2003, are charged to expense as incurred.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Fair Value of Financial Instruments—The carrying value of the Company’s cash equivalents approximates fair value due to the short term maturity of such instruments. The senior secured revolving credit facility, which is due November 2009, bears interest at variable rates and therefore its carrying value approximates its fair value. As of November 30, 2005, the estimated fair value of the Company’s 11.25% Senior Secured Notes was $173.3 million, based on market rates, as compared to the carrying amount of $165.0 million.

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

Accounts Receivable Securitization—The Company accounted for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At the time the receivables were sold, the balances were removed from the Consolidated Balance Sheets. Costs associated with the sale of receivables were included in other expense in the Consolidated Statements of Operations. As discussed in Note H, the accounts receivable securitization program was terminated on May 28, 2003 in connection with the Company’s debt refinancing.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

Inventories—Inventories are stated at the lower of cost or market, primarily using the last-in, first-out method (LIFO). The Company believes the LIFO method results in a better matching of costs and revenues. The remaining portion of inventories is stated using the first-in, first-out method (FIFO). Inventories are reviewed for obsolescence and reserves are provided as necessary. Factors that could affect inventory obsolescence include changes in design patterns, color and material preferences.

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

Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at their estimated fair value. Intangible assets with definite lives are amortized over their estimated useful lives using the straight-line method over periods ranging from 10 to 30 years. Accumulated amortization of identifiable intangible assets at November 30, 2005 and 2004 was $10.9 million and $9.3 million, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

The following table displays a reconciliation of accounting under the intrinsic value method under APB 25 as compared to the fair value method under SFAS 123 for the fiscal years ended 2005, 2004 and 2003:

	2005	2004	2003
	(Dollars in millions, except per share data)
Net loss as reported	$(1.8)	$(24.4)	$(83.8)
Add: Stock-based employee compensation expense, net of tax, included in reported net loss	1.0	.3	—
Deduct: Stock-based compensation expense under fair value method, net of tax	(2.4)	(2.3)	(2.8)

Pro-forma net loss including stock-based compensation expense under fair value method	$(3.2)	$(26.4)	$(86.6)

Basic and diluted loss per share as reported	$(.04)	$(.61)	$(2.10)
Pro-forma basic and diluted loss per share	$(.08)	$(.66)	$(2.17)

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, Accounting Principles Board (APB) Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method of APB Opinion No. 25 to value stock options, and accordingly, no compensation expense has historically been recognized for stock options as the Company grants stock options with exercise prices equal to the Company’s common stock market price on the date of the grant. This standard requires the expensing of all share-based compensation, including stock options, using the fair value based method. Using the modified prospective transition method, the Company will adopt SFAS No. 123 (Revised) as of December 1, 2005. The modified prospective transition method requires compensation cost to be recognized for all share-based payments granted, modified or settled after the date of adoption plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The Company expects the impact from adoption of this standard to be approximately $0.01 per share in fiscal year 2006, which will be reflected as compensation expense. This estimate assumes that the number and the fair value of stock options granted are similar to historical activity for all years. While the Company regularly evaluates the use of share-based payments, its recent practice has been to issue fewer stock options than have been issued in the past, utilizing other forms of incentives such as restricted stock. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate.

Reclassifications—Certain reclassifications have been made to conform prior year’s data to the current presentation.

New Accounting Pronouncements—In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revision was developed in response to concerns expressed by users of financial statements about their need for more information about pension plans. The statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The Company adopted this standard effective December 1, 2003.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. The Company will adopt this standard in fiscal 2007. The Company does not anticipate any impact on the financial statements of the Company from the adoption of this statement.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company will adopt Interpretation No. 47 prior to the end of fiscal 2006. The Company does not anticipate any material impact on the financial statements of the Company from the adoption of this Interpretation.

Note B—Restructuring and Severance

The following table is a summary of restructuring and severance charges for fiscal 2005, 2004 and 2003:

	2005	2004	2003
	(Dollars in millions)
Severance expense	$3.4	$.4	$4.0
Fixed asset write-off	.4	—	3.5
Other asset write-off	2.8	—	.2
Other exit costs	.5	—	—
Debt settlement and asset sales	(1.2)	—	(1.3)
Intangible asset impairment	—	—	1.7
Shutdown costs	—	—	.9

	$5.9	$.4	$9.0

In fiscal 2005, the Company recorded $5.9 million (of which $0.5 million was included in cost of products sold) of restructuring and severance charges relating to the closure of its wallcovering distribution facility, the closure of its design facility and other workforce reduction initiatives. In fiscal 2003, the Company recorded $9.0 million of restructuring and severance charges primarily in connection with exiting its heat transfer business and other workforce reduction initiatives, and in fiscal 2004, the Company recognized $0.4 million of additional severance expense related to these actions.

In connection with the appointment of a new distributor for its Genon brand of commercial wallcoverings during the first fiscal quarter of 2005, the Company substantially completed the closure of its wallcovering distribution facility in Massachusetts. In the first fiscal quarter of 2005, the Company incurred disposal costs of $3.7 million for inventories, sample books, other assets and related fixed assets not transferred to the new distributor or redeployed within the Company and $1.2 million for severance costs covering 65 employees, offset by $1.2 million resulting from the settlement of certain debt obligations relating to this business and the sale of the Guard brand of commercial wallcovering to a third party. Of the total $3.7 million charge for this restructuring effort, $0.5 million of inventory related write-downs were classified as cost of products sold, with the balance classified as restructuring and severance in the Company’s Consolidated Statements of Operations.

Also during the first quarter of fiscal 2005, the Decorative Products segment recorded an additional $0.3 million of severance related to other workforce reduction initiatives. The Performance Chemicals segment recorded $0.3 million of severance resulting primarily from the consolidation of job positions. Both restructurings were designed to consolidate operations and reduce costs. As a result of these restructurings, the Company terminated 10 employees. These workforce reduction programs were complete as of February 28, 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note B—Restructuring and Severance (Continued)

During the second quarter of fiscal 2005, in connection with ongoing efforts to reduce costs, the Company implemented a reduction in force affecting approximately 30 employees across the Company and recorded a charge of approximately $1.0 million for severance and related costs. The Company expects these payments to be completed by the end of its first fiscal quarter of 2006.

During the third quarter of fiscal 2005, the Decorative Products segment recorded $0.6 million of restructuring and severance costs relating to the closure of a design facility in New Jersey and workforce reductions in the U.K. As a result of these restructurings, the Company terminated 21 employees. These payments were substantially completed as of November 30, 2005.

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

During fiscal 2003, in an effort to better align the overall cost structure, the Company implemented additional workforce reductions and cost cutting measures across the Company resulting in restructuring and severance expense of $3.2 million. The $3.2 million consisted primarily of severance expense of $3.6 million offset by a net gain of $0.4 million on the relocation of a Decorative Products’ design center. The net gain was comprised of the gain on the sale of the design center for $1.3 million, offset by $0.7 million of related shutdown costs and $0.2 million of fixed asset write-offs. The Company terminated approximately 115 employees as a result of these actions. These actions were completed by November 30, 2003.

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2004	Fiscal 2005		November 30, 2005
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$—	$.7	$.5	$.2
Decorative Products	.3	3.1	2.9	.5
Building Products	—	—	—	—
Corporate	—	.1	.1	—

Total	$.3	$3.9	$3.5	$.7

Note C—Goodwill and Other Intangible Assets

The Company performs its annual impairment test of indefinite lived intangible assets required under SFAS No. 142 as of September 1. SFAS No. 142 requires that these assets be tested for impairment at least annually. The Company determines the fair value of any indefinite lived intangible assets, compares it to its carrying value and records an impairment loss if the carrying value exceeds its fair value. Prior to fiscal 2004, goodwill was tested utilizing a two step methodology. After recording any impairment losses for the indefinite lived intangible assets, the Company was required to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit (step one). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill (step two).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C—Goodwill and Other Intangible Assets (Continued)

During the fourth quarter of fiscal 2004, the Company determined that the Decorative Products indefinite lived trademark asset was impaired by $3.9 million, for which the Company recognized an impairment charge. During the fourth quarter of fiscal 2003, the Company determined that the Decorative Products reporting unit had indefinite lived intangible assets that were impaired by $8.4 million and that this reporting unit’s carrying value exceeded its estimated fair value as determined by utilizing various valuation techniques, including discounted cash flows. Given the indication of a potential impairment, the Company completed step two for the Decorative Products reporting unit, which resulted in an impairment loss for goodwill of $41.2 million. In total, an impairment charge of $49.6 million was recognized under the guidelines of SFAS No. 142 in the fourth quarter of fiscal 2003. As of November 30, 2005, the Company had $1.0 million of indefinite lived intangible assets and no goodwill remaining attributable to its business segments.

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

The following table displays the intangible assets that continue to be subject to amortization and their net carrying amount as well as intangible assets not subject to amortization as of November 30, 2005 and 2004:

	November 30, 2005		November 30, 2004
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
		(Dollars in millions)
Amortized intangible assets
Patents	$7.9	$2.8	$7.9	$3.5
Trademarks	5.8	2.0	5.8	2.6
Technical know-how	2.6	2.0	2.6	2.1
Other	1.9	.5	1.9	.7

	$18.2	$7.3	$18.2	$8.9

Unamortized intangible assets
Trademarks	$1.0	$1.0	$1.0	$1.0
Pension	4.2	4.2	.1	.1

	$5.2	$5.2	$1.1	$1.1

Amortization expense, excluding the impairment charges discussed above, for intangible assets subject to amortization was $1.6 million, $1.6 million and $3.3 million for the years ended November 30, 2005, 2004 and 2003, respectively, and is estimated to be approximately $1.6 million in fiscal 2006, decreasing to $0.4 million in fiscal 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note D—Sale of Assets

In November 2005, the Company’s Decorative Products segment sold its Lanark brand wallcovering product line in an effort to realign resources to core product lines. The Company recognized a gain on this transaction of $0.8 million, which is included in Other expense, net, in the Consolidated Statements of Operations.

In association with the relocation of a design facility (see Note B) in May 2003, the Company completed the sale of a design facility and recognized a total gain on the transaction of $1.3 million, which was included in restructuring and severance in the Consolidated Statements of Operations.

Note E—Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

	Years Ended November 30,
	2005	2004	2003
	(Dollars in millions, except per share data)
Numerator
Net loss	$(1.8)	$(24.4)	$(83.8)

	(Shares in thousands)
Denominator
Denominator for basic loss per share—weighted average shares outstanding	40,707	40,193	39,942
Effect of dilutive employee stock options	—	—	—

Denominator for diluted loss per share—adjusted weighted average shares	40,707	40,193	39,942

	Years Ended November 30,
	2005	2004	2003
Basic and Diluted Loss Per Share:
Net loss	$(.04)	$(.61)	$(2.10)

Options to purchase common stock and unearned restricted stock of the Company of 5.5 million, 6.1 million and 6.9 million shares during fiscals 2005, 2004 and 2003, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note F—Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

	Years Ended November 30,
	2005	2004	2003
	(Dollars in millions)
Foreign currency translation adjustments	$(.6)	$3.5	$(.9)
Minimum pension liability adjustments	(60.6)	(.2)	(.4)

Accumulated comprehensive (loss) income	$(61.2)	$3.3	$(1.3)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note G—Income Taxes

	Years Ended November 30,
	2005	2004	2003
	(Dollars in millions)
Income Tax Benefit
Current
U.S. federal	$(.3)	$(.6)	$—
Foreign	—	.3	(.6)

	(.3)	(.3)	(.6)
Deferred
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—

	—	—	—

Income Tax Benefit	$(.3)	$(.3)	$(.6)

	Years Ended November 30,
	2005	2004	2003
Effective Income Tax Rate
Statutory federal income tax rate	35.0%	35.0%	35.0%
Unrecognized net operating loss	(49.8)	(34.3)	(28.1)
Non-deductible goodwill	(.8)	(.1)	(5.2)
Foreign taxes	13.3	(2.1)	(1.0)
Expected refund for amended return	16.1	—	—
Other, net	—	2.9	—

Effective Income Tax Rate	13.8%	1.4%	.7%

Deferred Taxes

	November 30,
	2005		2004
	Assets	Liabilities	Assets	Liabilities
		(Dollars in millions)
Accrued estimated costs	$22.5	$—	$20.1	$—
Goodwill and intangible assets	41.2	—	46.5	—
Depreciation	—	20.9	—	23.5
Pension	.4	—	—	23.9
NOL’s and other carryforwards	48.2	—	49.0	—
Postretirement employee benefits	19.7	—	21.1	—
Other	1.1	—	.9	—
Valuation allowance	(112.2)	—	(90.2)	—

Deferred Taxes	$20.9	$20.9	$47.4	$47.4

As of November 30, 2005, the Company had approximately $113.8 million of domestic federal net operating losses (NOL’s) and $216 million of state and local NOL’s with carryforward periods of 20 years and 5 to 20 years, respectively. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note G—Income Taxes (Continued)

majority of the federal and state and local NOL’s expire in the years 2020 through 2025. As of November 30, 2005, the Company had approximately $16.4 million of foreign NOL’s with an indefinite carryforward period. Pretax loss of foreign subsidiaries was $2.4 million, $5.2 million and $16.9 million in fiscal 2005, 2004 and 2003, respectively. No cash was paid during fiscal 2005 for income taxes. The Company received net cash refunds for income taxes in 2005 and 2003 of $0.1 million and $1.8 million primarily related to NOL carrybacks from foreign operations.

Due to the Company’s recent history of cumulative losses, the Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. The net increase in the valuation allowance was $22.0 million, $6.6 million and $28.4 million in 2005, 2004 and 2003, respectively. Undistributed earnings of foreign equity affiliates was $1.9 million as of November 30, 2005.

Note H—Accounts Receivable

The Company’s accounts receivable are generally unsecured and are not backed by collateral from its customers. No one customer represented more than 10% of the Company’s net trade receivables in fiscal 2005 and 2004. The allowance for doubtful accounts was $2.1 million and $2.9 million at November 30, 2005 and 2004, respectively. Write-offs of uncollectible accounts receivable totaled $2.0 million in fiscal 2005, $1.6 million during fiscal 2004 and $0.5 million during fiscal 2003. The provision for bad debts totaled $1.2 million, $0.7 million and $0.8 million in fiscal 2005, 2004 and 2003, respectively.

On May 28, 2003, in connection with the issuance of the senior secured notes and entering into a new credit facility (see Note K), the Company terminated its receivable backed commercial paper program. The program was a receivables securitization transaction. Under the program, the Company sold up to $60 million of trade receivables through its wholly-owned subsidiary, OMNOVA Receivables Corporation, a qualifying special-purpose entity (SPE). The allowance for doubtful accounts was retained on the Company’s Consolidated Balance Sheets. The related recurring costs of the program were recorded as other expense in the Consolidated Statements of Operations and totaled $0.7 million for fiscal 2003. The proceeds from the sale were used to reduce borrowings under committed lines of credit.

Note I—Inventories

	November 30,
	2005	2004
	(Dollars in millions)
Raw materials and supplies	$19.7	$21.7
Work-in-process	3.6	3.0
Finished products	56.2	64.0

Approximate replacement costs of inventories	79.5	88.7
Excess of replacement cost over LIFO inventory value	(26.9)	(26.9)
Other reserves	(11.6)	(12.2)

Inventories	$41.0	$49.6

Inventories valued using the LIFO method represented approximately 74% and 63% of the total replacement cost of inventories at November 30, 2005 and 2004, respectively. The liquidation of LIFO inventory layers reduced cost of products sold by $8.6 million and $1.2 million for fiscal years 2005 and 2004, respectively.

During fiscal 2005, net LIFO inventory adjustments increased segment operating profit for Performance Chemicals and Decorative Products by $2.7 million and $1.8 million, respectively, and reduced consolidated net loss by $4.5 million. During fiscal 2004, net LIFO inventory adjustments of $0.1 million reduced Decorative Products segment operating loss and consolidated net loss.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note J—Property, Plant and Equipment, Net

	November 30,
	2005	2004
	(Dollars in millions)
Land	$8.4	$8.7
Building and improvements	84.8	85.1
Machinery and equipment	352.3	353.9
Construction in progress	5.2	7.0

	450.7	454.7
Accumulated depreciation	(296.2)	(287.9)

Property, Plant and Equipment, Net	$154.5	$166.8

Depreciation expense was $20.7 million, $21.2 million and $23.1 million in fiscal 2005, 2004 and 2003, respectively.

Asset impairment charges for fiscal 2005 were $2.5 million for the idling of certain production assets at the Company’s Jeannette, Pennsylvania and Mogadore, Ohio facilities, to reduce the net book value of those assets to zero. Due to volume decreases in the Company’s base film business and the relocation of certain product lines to other Company facilities, the Company idled one of its calendering lines at its Decorative Products’ Jeannette, Pennsylvania facility. The Company’s Performance Chemicals segment’s ongoing improvement in its manufacturing processes, increases in system-wide production capacity and the current environment of high energy costs have led to lower cost solutions in the manufacturing and delivering of its styrene-butadiene products necessitating the write-off of certain manufacturing assets at its Mogadore, Ohio facility.

As of November 30, 2005, the Company had $3.2 million of unamortized software costs, primarily related to a new Enterprise Resource Program (ERP) system, which the Company began implementing during fiscal 2005. The Company is amortizing these costs over five years.

Note K—Long-Term Debt and Credit Lines

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

In addition, on May 28, 2003, the Company entered into a $100 million, senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet a single covenant relating to minimum excess availability. Effective May 18, 2005, the Facility was amended to reduce the applicable interest rate spreads, extend the term of the Facility to November 30, 2009 and provide the Company with flexibility for investment and refinancing opportunities. This amendment did not have an impact on the borrowing base of the agreement. Under the Facility, the Company must maintain an average excess availability, as defined in the agreements, of $20 million and at November 30, 2005, the Company was in compliance with this requirement.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note K—Long-Term Debt and Credit Lines (Continued)

Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.0% at November 30, 2005. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 2.5% at November 30, 2005. The Facility’s average borrowing rate at November 30, 2005 was 6.8%. Based on trailing 12 month financial results, the applicable margin will decrease to 1.75% in the first quarter of fiscal 2006.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.5% at November 30, 2005. Based on the trailing 12 month financial results, the commitment fee will be 0.25% in the first quarter of fiscal 2006.

At November 30, 2005, the amount borrowed and the unused and available balance under the Facility were $11.3 million and $69.8 million, respectively. The Company had $3.2 million of standby letters of credit outstanding as of November 30, 2005.

Cash interest paid during the year was $21.2 million, $20.9 million and $5.8 million for fiscal 2005, 2004 and 2003, respectively.

Note L—Employee Benefit Plans

Postretirement Benefits

Pension Plans—The Company has a defined benefit pension plan which covers substantially all U.S. based salaried and hourly employees hired prior to December 1, 2004. Normal retirement age is generally 65, but certain plan provisions allow for earlier retirement. The Company’s funding policy is consistent with the funding requirements of federal law. The pension plan provides for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for union hourly employees.

Plan assets consist principally of common stocks, government and corporate debt obligations and real estate. Contributions were neither required nor made in fiscal 2005, 2004 and 2003 because the Company’s plan was adequately funded, using assumed returns. The Company anticipates that it will not make any contributions during fiscal 2006. Estimated future benefit payments are as follows: 2006—$11 million, 2007—$11 million, 2008—$12 million, 2009—$12 million, 2010—$13 million, 2011 through 2014—$73 million.

In addition, the Company has an unfunded pension plan. The accumulated benefit obligation and projected benefit obligation for this plan were $1.8 million and $1.9 million, respectively, as of November 30, 2005 and $1.7 million each as of November 30, 2004.

SFAS No. 87, “Employers’ Accounting for Pensions,” requires that if the accumulated benefit obligation exceeds the fair value of plan assets, the Company recognizes a liability that is at least equal to the unfunded accumulated benefit obligation. Accordingly, a pension liability of $7.4 million was recognized at November 30, 2005. The result was a non-cash charge to accumulated other comprehensive loss within shareholders’ (deficit) equity of $60.4 million, the elimination of the prepaid pension asset of $57.3 million and the recognition of an additional intangible pension asset of $4.1 million in fiscal 2005. The minimum pension liability could be reversed should the fair value of plan assets exceed the accumulated benefit obligation in future years.

As a result of lower investment performance in the 2000—2002 timeframe by the Company’s pension plan assets, general declines in bond yields and the lower interest rate environment, the Company anticipates non-cash pension expense to increase to approximately $5.6 million in fiscal 2006 as compared to $0.3 million in fiscal 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Employee Benefit Plans (Continued)

Health Care Plans—OMNOVA Solutions provides retiree medical plans for certain active and retired employees. The plans generally provide for cost sharing in the form of retiree contributions, deductibles and coinsurance between the Company and its retirees, and a fixed cost cap on the amount the Company pays annually to provide future retiree medical coverage. These postretirement benefits are unfunded and are accrued by the date the employee becomes eligible for the benefits. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments.

Because OMNOVA’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2005 and would have no effect on the aggregate of the service and interest components of the net periodic cost.

Estimated future benefit payments for health care plans are as follows: approximately $2 million in each of 2006 through 2010 and a cumulative total of $10 million for 2011 through 2015. The current portion of the retiree health care plan is $3.2 million and $4.2 million as of November 30, 2005 and 2004, respectively.

During 2005, the Company reached an agreement with GenCorp Inc. concerning a group of certain former GenCorp employees who retired from former GenCorp facilities and were seeking certain retiree medical benefits from GenCorp and OMNOVA. Under the agreement GenCorp will provide retiree medical benefits to these former employees in exchange for consideration of $1.0 million payable to GenCorp over the next eight years. As a result, the Company recognized a settlement gain of $1.0 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Employee Benefit Plans (Continued)

	Pension Plans		Health Care Plans
	2005	2004	2005	2004
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$187.7	$183.8	$41.0	$48.8
Service cost	3.7	5.8	.4	.5
Interest cost	11.4	11.6	2.5	2.9
Amendments	(.1)	(3.6)	—	—
Actuarial loss (gain)	20.4	.2	(13.6)	(6.2)
Settlement	—	—	(1.0)	—
Benefits paid net of retiree contributions	(10.4)	(10.0)	(4.5)	(5.0)

Benefit Obligation at End of Year	$212.7	$187.8	$24.8	$41.0

Change in Plan Assets
Fair value of plan assets at beginning of year	$185.4	$177.0	$—	$—
Actual return on assets	24.4	18.5	—	—
Employer contributions	.1	—	4.5	5.0
Participant contributions	.1	—	—	—
Benefits and expenses paid net of retiree contributions	(10.8)	(10.1)	(4.5)	(5.0)

Fair Value of Plan Assets at End of Year	$199.2	$185.4	$—	$—

Funded Status	$(13.5)	$(2.2)	$(24.8)	$(41.0)
Unrecognized actuarial loss (gain)	66.7	54.7	(25.4)	(12.8)
Unrecognized prior service cost	4.2	5.1	.6	.4

Net Amount Recognized at August 31	57.4	57.6	(49.6)	(53.4)
Benefits paid September 1 to November 30	—	—	.8	1.1

Net Amount Recognized at November 30, Asset (Liability)	$57.4	$57.6	$(48.8)	$(52.3)

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$—	$59.0	$—	$—
Accrued benefit liability	(7.4)	(1.7)	(48.8)	(52.3)
Intangible assets	4.2	.1	—	—
Accumulated other comprehensive loss	60.6	.2	—	—

Net Amount Recognized	$57.4	$57.6	$(48.8)	$(52.3)

	Pension Plans			Health Care Plans
	2005	2004	2003	2005	2004	2003
	(Dollars in millions)
Net Periodic Benefit Cost (Income)
Service costs for benefits earned	$3.7	$5.8	$4.8	$.4	$.5	$.5
Interest costs on benefit obligation	11.4	11.6	11.3	2.5	2.9	3.7
Amortization of unrecognized prior service costs	.9	.9	.9	(.2)	(.2)	(.2)
Assumed return on plan assets	(16.9)	(17.9)	(19.4)	—	—	—
Amortization of net gain	1.2	—	—	(1.0)	(.6)	—
Settlement (gain)	—	—	—	(1.0)	—	—

Total	$.3	$.4	$(2.4)	$.7	$2.6	$4.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Employee Benefit Plans (Continued)

Effective December 1, 2004, the salaried plan provisions of the Company’s defined benefit pension plan were amended to adjust the future benefit calculation, eliminate the early retirement subsidy, adjust vesting requirements for disability retirement eligibility under the plan and limit salaried employee participation to employees hired before November 30, 2004. Salaried employees hired after November 30, 2004 will still be eligible to participate in the Company’s defined contribution plan. At the Company’s Jeannette, Pennsylvania and Mogadore, Ohio facilities, union employees hired after September 3, 2004 and June 1, 2005, respectively, are not eligible to participate in the pension plan.

The accumulated benefit obligation for the Company’s defined benefit pension plan was $204.8 million and $182.7 million at November 30, 2005 and 2004, respectively.

	Pension Plans			Health Care Plans
	2005	2004	2003	2005	2004	2003
Weighted Average Assumptions
Discount rate used for liability determination	5.4%	6.3%	6.5%	5.4%	6.3%	6.5%
Discount rate used for expense determination	6.3%	6.5%	7.25%	5.4%	6.3%	6.5%
Current trend rate for health care costs	N/A	N/A	N/A	9.4%	10.7%	11.9%
Ultimate trend rate for health care costs	N/A	N/A	N/A	5.5%	5.5%	5.5%
Year reached	N/A	N/A	N/A	2013	2013	2013
Measurement date	8/31	8/31	8/31	8/31	8/31	8/31
Assumed long-term rate of return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Annual rates of salary increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. The decrease in the discount rate in fiscal 2005 is primarily due to the lower interest rate environment.

The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance.

Plan assets consist principally of common stocks, government and corporate debt obligations and real estate. Asset allocation at November 30, 2005 and 2004, target allocation for fiscal 2005 and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2005	Percentage of Plan Assets At November 30,		Weighted- Average Expected Long-Term Rate of Return 2035
		2005	2004
Equity securities	65 — 70%	73%	70%	9.6%
Debt securities	30 — 35%	27%	30%	6.1%

Total	100%	100%	100%	8.5%

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan were based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Non-cash contributions are made with company stock. The non-cash cost of this plan for

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Employee Benefit Plans (Continued)

the Company was approximately $1.5 million in 2005, $1.5 million in 2004 and $0.4 million in 2003. The Company temporarily froze matching contributions for its salaried workforce in fiscal 2003 but reinstated the match in January 2004. The defined contribution pension plan contained approximately 2.2 million shares of the Company’s common stock at both November 30, 2005 and 2004.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of the plan for the Company was approximately $0.6 million in fiscal 2005 and $0.7 million in each of fiscal 2004 and 2003.

Note M—Product Warranties

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

The reconciliation of the warranty reserve for the years ended November 30, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
	(Dollars in millions)
Beginning balance	$12.9	$11.7	$14.3
Warranty provision	4.9	9.5	4.4
Warranty payments	(4.7)	(8.3)	(7.0)

Ending balance	$13.1	$12.9	$11.7

Note N—Lease Commitments

The Company leases certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $5.3 million in 2005, $7.5 million in 2004 and $8.7 million in 2003. Future minimum commitments at November 30, 2005 for existing operating leases were $25.7 million with annual amounts declining from $6.1 million in 2006 to $2.4 million in 2010. The Company’s total obligation for leases after 2010 is $4.8 million.

Note O—Contingencies

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note P—Stock Based Compensation Plans

The OMNOVA Solutions’ Amended and Restated 1999 Equity and Performance Incentive Plan (the 1999 Plan) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. Subject to certain sublimits specified in the Plan, the 1999 Plan authorizes up to 4.1 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the 1999 Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of November 30, 2005, approximately 0.4 million shares of Company common stock remained available for grants under the 1999 Plan.

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

The fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended November 30,
	2005	2004	2003
Risk free interest rate	4.4%	4.0%	4.0%
Dividend yield	—%	—%	—%
Volatility of expected market price of Company stock	44%	45%	44%
Weighted average life of options in years	7.0	6.1	6.1

A summary of the Company’s stock option activity and related information for the years ended 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,972,849	$7.56	6,853,105	$7.42	6,188,967	$8.06
Granted	20,500	$4.91	78,000	$5.72	1,179,300	$4.13
Forfeited or expired	(712,314)	$6.92	(716,532)	$6.83	(515,162)	$7.60
Exercised	(87,400)	$4.53	(241,724)	$5.13	—	—

Outstanding at end of year	5,193,635	$7.70	5,972,849	$7.56	6,853,105	$7.42

The weighted average grant date fair value of options granted was $2.58, $2.78 and $1.99 during fiscal 2005, 2004 and 2003, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note P—Stock Based Compensation Plans (Continued)

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2005 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$3.09 — $4.99	862,625	$4.14	7.1	635,340	$4.13
$5.00 — $5.99	500,550	$5.26	5.4	459,050	$5.23
$6.00 — $6.99	511,200	$6.53	4.4	506,950	$6.53
$7.00 — $7.99	794,187	$7.56	3.5	794,187	$7.56
$8.00 — $8.99	1,952,780	$8.48	4.0	1,952,780	$8.48
$9.00 — $14.37	572,293	$13.81	2.3	572,293	$13.81

Total	5,193,635	$7.70	4.4	4,920,600	$7.89

There were 5,187,387 and 5,250,580 stock options exercisable with weighted average prices of $7.89 and $7.95 at November 30, 2004 and 2003, respectively.

In fiscal 2005, the Company issued 199,503 restricted shares with a weighted-average grant date fair value of $5.32. The Board set a two year vesting period for most of the issued restricted shares. Expense relating to restricted shares is amortized ratably over the vesting period. The Company recognized stock based compensation expense of $1.0 million and $0.3 million in fiscal years 2005 and 2004, respectively, related to these restricted share grants.

Note Q—Business Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s three reportable segments were determined based on products and services provided by each operating segment. Accounting policies of the segments are the same as those described in the significant accounting policies.

The Company’s three reportable business segments are: Performance Chemicals, Decorative Products and Building Products. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations. Management reviews the performance of the business segments excluding restructuring, severance, asset write-offs, and work stoppage costs in assessing the performance of and making decisions regarding the allocation of resources to the business segments. Management believes that providing this information in this manner is essential to providing the Company’s shareholders with an understanding of the Company’s businesses and operating performance.

The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, and fluorochemical chemistries. The segment’s custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor care, masking tape, tires, plastic parts and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Business Segment Information (Continued)

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as diapers, engine filters, resilient flooring, roofing mat and household scrub pads), construction, adhesives, masking tape, tire cord, floor polish, textiles, graphic arts and plastic part coatings.

The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl and paper laminates and industrial films. These products are used in numerous applications including commercial building refurbishment, remodeling and new construction; residential cabinets, flooring and furnishings; transportation markets including school busses, marine and automotive; industrial films and manufactured housing.

The Decorative Products segment consists of three product lines. The Commercial Wallcoverings product line applications include refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets. The Coated Fabrics product line applications include residential furniture, commercial furniture, marine and transportation seating, interior construction and soft top covers. The Laminates product line applications include manufactured housing, recreational vehicle interiors, kitchen and bath cabinets, residential furniture, office furniture, consumer electronics, interior partitions, retail display, and floor and ceiling tile.

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

Segment operating profit for the full year of 2005, 2004 and 2003 was impacted by a number of items which were discussed earlier in this Annual Report. Management excludes certain of these items when evaluating the results of the Company’s segments. These items include for the full year of 2005 restructuring and severance charges of $5.8 million, asset impairment charges of $2.5 million, gain on a legal settlement of $0.9 million, a gain on the sale of a wallcovering brand of $0.8 million and work stoppage charges of $1.7 million; for the full year of 2004, trademark impairment charges of $3.9 million and restructuring and severance charges of $0.5 million; and for the full year of 2003, restructuring and severance charges of $8.8 million, goodwill and trademark impairment charges of $49.6 million and asset impairment charges of $5.7 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Business Segment Information (Continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated loss before taxes.

	2005	2004	2003
	(Dollars in millions)
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$297.9	$246.3	$208.1
Specialty Chemicals	154.9	126.6	118.9

Total Performance Chemicals	$452.8	$372.9	$327.0

Decorative Products
Commercial Wallcoverings	$93.7	$110.7	$109.6
Coated Fabrics	89.3	89.3	84.7
Laminates	59.2	57.8	63.3

Total Decorative Products	$242.2	$257.8	$257.6

Building Products	$115.1	$115.0	$98.0

Total Net Sales	$810.1	$745.7	$682.6

Segment Operating Profit (Loss)
Performance Chemicals	$33.8	$13.5	$11.2
Decorative Products	(2.8)	(6.8)	(70.0)
Building Products	.9	1.0	3.0

Total segment operating profit (loss)	$31.9	$7.7	$(55.8)
Interest expense	(21.2)	(20.7)	(15.3)
Corporate expenses	(12.8)	(11.7)	(10.2)
Deferred financing costs write-off	—	—	(3.1)

Loss Before Income Taxes	$(2.1)	$(24.7)	$(84.4)

Total Assets
Performance Chemicals	$152.1	$156.1	$154.1
Decorative Products	145.5	165.0	173.0
Building Products	40.4	40.8	38.0
Corporate	17.1	70.6	73.8

	$355.1	$432.5	$438.9

Equity Investments
Decorative Products	$16.2	$15.3	$16.1

Capital Expenditures
Performance Chemicals	$5.0	$4.5	$3.3
Decorative Products	4.9	4.9	5.2
Building Products	.8	.6	.2
Corporate	2.5	1.8	.1

	$13.2	$11.8	$8.8

Depreciation and Amortization
Performance Chemicals	$12.2	$11.8	$15.3
Decorative Products	8.8	9.8	16.9
Building Products	1.2	1.1	1.2
Corporate	.1	.1	.3

	$22.3	$22.8	$33.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Business Segment Information (Continued)

GEOGRAPHIC INFORMATION

	2005	2004	2003
	(Dollars in millions)
Net Sales
United States	$710.5	$652.4	$597.5
United States export sales	33.2	36.4	30.1
Europe	65.9	56.5	54.6
Asia	.5	.4	.4

	$810.1	$745.7	$682.6

Segment Operating Profit (Loss)
United States	$30.6	$10.3	$(27.8)
Europe	.7	(2.1)	(27.1)
Asia	.6	(.5)	(.9)

	$31.9	$7.7	$(55.8)

Total Assets
United States	$289.8	$357.2	$366.9
Europe	47.9	59.0	54.9
Asia	17.4	16.3	17.1

	$355.1	$432.5	$438.9

Long-Lived Assets
United States	$149.8	$152.9	$166.6
Europe	17.1	23.6	22.9
Asia	.1	.2	.2

	$167.0	$176.7	$189.7

Unconsolidated Asian Joint Ventures
CPPC—Decorative Products Co., Ltd.
Current assets	$18.7	$17.0
Non-current assets	$7.3	$9.1
Current liabilities	$11.0	$10.2
Non-current liabilities	$—	$—

Net sales	$42.5	$36.3	$32.2
Gross profit	$1.0	$(.3)	$1.2
Operating loss	$(.9)	$(2.4)	$(1.6)
Net loss	$(.9)	$(2.4)	$(1.4)

CG—OMNOVA Decorative Products (Shanghai) Co., Ltd.
Current assets	$13.8	$12.0
Non-current assets	$10.5	$10.7
Current liabilities	$6.6	$8.1
Non-current liabilities	$—	$—

Net sales	$38.1	$29.4	$19.2
Gross profit	$5.7	$3.3	$2.0
Operating income (loss)	$2.8	$1.4	$(.3)
Net income (loss)	$2.8	$1.0	$(.3)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three Months Ended
2005	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$188.0	$209.3	$207.0	$205.8
Gross profit(2)(6)	$37.3	$45.4	$42.1	$45.5
Restructuring and severance(2)(5)	$(3.8)	$(1.0)	$(.6)	$—
Idled fixed asset write-down(1)(5)	$—	$—	$—	$(2.5)
Net (Loss) Income	$(10.9)	$3.6	$1.4	$4.1
(Loss) income per share of common stock(3)
Basic and diluted	$(.27)	$.09	$.03	$.10
Common stock price range per share—high	$5.99	$5.50	$6.00	$5.10
—low	$4.50	$3.79	$3.88	$3.90

	Three Months Ended
2004	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$159.9	$189.5	$202.3	$194.0
Gross profit(6)	$39.6	$47.8	$42.8	$38.3
Restructuring and severance(5)	$(.3)	$(.1)	$—	$—
Trademark impairment(4)(5)	$—	$—	$—	$(3.9)
Net (Loss) Income	$(5.8)	$.3	$(4.2)	$(14.7)
(Loss) income per share of common stock(3)
Basic and diluted	$(.14)	$.01	$(.10)	$(.36)
Common stock price range per share—high	$6.15	$5.88	$6.80	$6.79
—low	$3.60	$4.30	$4.96	$4.60

(1)	For the three months ended November 30, 2005, the Company recorded an asset impairment charge of $2.5 million for idled fixed assets.
(2)	For the three months ended February 28, 2005, $0.5 million of restructuring related inventory write-downs were classified as cost of products sold.
(3)	The sum of the quarterly EPS amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.
(4)	For the three months ended November 30, 2004, the Company recorded a trademark impairment charge of $3.9 million. For a description of this charge, see Note C to the Consolidated Financial Statements.
(5)	Management reviews the performance of the business segments, excluding restructuring and severance, impairment charges, asset write-offs and other items as discussed elsewhere in this report, in assessing the performance of and making decisions regarding the allocation of resources to the business segments.
(6)	Gross profit excludes depreciation expense.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no change in accountants or disagreements with the Company’s independent registered public accounting firm regarding accounting and financial disclosure matters during the two most recent fiscal years of the Company or during any period subsequent to the date of the Company’s most recent consolidated financial statements.

Item 9A.	Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2005, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm is set forth on pages 27 and 28, respectively, of this report and is incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2006 Annual Meeting of Shareholders is set forth on page 4 of the Company’s 2006 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2006 Annual Meeting of Shareholders is set forth on pages 5 through 7 of the Company’s 2006 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth on pages 7 and 8 of the Company’s 2006 Proxy Statement and is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Exchange Act of 1934, as amended, is set forth on page 26 of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

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

Information regarding executive compensation is set forth on pages 11 and 12 and 15 through 26 of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth on pages 13 and 14 of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of November 30, 2005, regarding the Company’s two existing compensation plans, the Amended and Restated 1999 Equity and Performance Incentive Plan and the Option Adjustment Plan. Both of these plans have been approved by the Company’s shareholders. See Note P to the Consolidated Financial Statements for further information regarding the Company’s stock-based compensation plans.

Equity Compensation Plan Information

As of November 30, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,193,635	$7.70	439,869
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,193,635	$7.70	439,869

Item 13.	Certain Relationships and Related Transactions

Information regarding certain transactions and employment arrangements with management is set forth on pages 19 and 20 of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services provided by the Company’s independent registered public accounting firm during the fiscal years ended November 30, 2005 and 2004, the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors and related information is set forth on pages 28 and 29 of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2005, 2004 and 2003

Consolidated Balance Sheets at November 30, 2005 and 2004

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended November 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended November 30, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

The financial statements for the Company’s unconsolidated joint ventures, CPPC-Decorative Products Co., Ltd. and CG-OMNOVA Decorative Products (Shanghai) Co., Ltd., will be filed as schedules to this Annual Report on Form 10-K by an amendment hereto. All consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit		Description
ACQUISITION AGREEMENTS
2.1	*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).

CHARTER DOCUMENTS
3.2	**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.
3.4	**	Amended and Restated Code of Regulations of OMNOVA Solutions.

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1		Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions 11 1/4% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).
4.2		Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).

MATERIAL CONTRACTS
10.1		Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-15147)).
10.2		Amendment No. 2 to Credit Agreement dated as of December 23, 2004 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank, N.A. as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2004 (File No. 1-15147)).
10.3	†	Employment Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).
10.5	†	Severance Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).
10.6	**†	Form of Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above).
10.7	†	OMNOVA Solutions Amended and Restated 1999 Equity and Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated February 22, 2002, as filed with the Commission on February 19, 2002 (File No. 1-15147)).
10.8	**†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.
10.9	**†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.
10.11	**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.
10.12	**†	OMNOVA Solutions Deferred Bonus Plan.
10.13	†	Form of Retention Agreement between the Company and each of its Executive Officers, dated April 1, 2005 (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005, as filed with the Commission on April 1, 2005 (File No. 1-15147)).
10.14	†	OMNOVA Solutions Long-Term Incentive Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).

Exhibit		Description
10.15	*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.
10.16	*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.
10.17	*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.
10.18	*	Services and Support Agreement between OMNOVA Solutions and GenCorp.
10.19	**	Form of Director and Officer Indemnification Agreement.
10.20	**	Form of Director Indemnification Agreement.
10.21	**	Form of Officer Indemnification Agreement.
10.22		Amendment No. 3 to Credit Agreement dated as of May 18, 2005 by and among OMNOVA Solutions Inc., as borrower, the financial institutions party therewith, as lenders, and JPMorgan Chase Bank, N.A., as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2005 (File No. 1-15147)).
10.23	†	Summary of Certain Executive Officer Compensation Arrangements (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2005 (File No. 1-15147)).
10.24	†	Form of Restricted Stock Agreement (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2005 (File No. 1-15147)).
10.25	†	Summary of Compensation and Benefit Arrangements for Non-Employee Directors of OMNOVA Solutions Inc.
10.26	†	OMNOVA Solutions Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).
10.27	†	Summary of 2006 Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
12.1		Computation of Ratio of Earnings to Fixed Charges.

SUBSIDIARIES OF THE REGISTRANT
21.1		Listing of Subsidiaries.

CONSENTS OF EXPERTS
23.1		Consent of Independent Registered Public Accounting Firm.

POWER OF ATTORNEY
24.1		Powers of Attorney executed by E. P. Campbell, D. A. Daberko, D. J. D’Antoni, D. E. McGarry, S. W. Percy, R. B. Pipes, and W. R. Seelbach, Directors of the Company.

CERTIFICATIONS
31.1		Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
January 30, 2006
	By	/s/ J. C. LEMAY
J. C. LeMay Senior Vice President, Business Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. MCMULLEN K. M. McMullen	Chairman, Chief Executive Officer and President	January 30, 2006

/s/ M. E. HICKS M. E. Hicks	Senior Vice President and Chief Financial Officer; Treasurer	January 30, 2006

* E. P. Campbell	Director	January 30, 2006

* D. A. Daberko	Director	January 30, 2006

* D. J. D’Antoni	Director	January 30, 2006

* D. E. McGarry	Director	January 30, 2006

* S. W. Percy	Director	January 30, 2006

* R. B. Pipes	Director	January 30, 2006

* W. R. Seelbach	Director	January 30, 2006

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. SYRVALIN K. C. Syrvalin		January 30, 2006