Form 10-K/A
period 2005-11-30
OMNOVA SOLUTIONS INC
filed 2006-03-30
CIK 1090061

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12-b of the Exchange Act).    Yes  ☐    No  ☒

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

Explanatory Note

On January 30, 2006, OMNOVA Solutions Inc. filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended November 30, 2005 (the “Annual Report”).

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of OMNOVA Solutions Inc. is being filed solely to amend Item 15 to include the separate financial statements of CPPC-Decorative Products Co., Ltd., (the “Unconsolidated Subsidiary”) as required under Rule 3-09 of Regulation S-X. The audit of the financial statements of the Unconsolidated Subsidiary, whose fiscal year ends December 31, was not completed at the time the Company filed its Annual Report on Form 10-K. The audited financial statements are now included under Item 15 (a)(2) of this Amendment No. 1.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8 of the Company’s Annual Report on Form 10-K filed on January 30, 2006:

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

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended November 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended November 30, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

The following financial statements of CPPC-Decorative Products Co., Ltd., an unconsolidated subsidiary of the Company, are included herein:

Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Balance Sheets at December 31, 2005 and 2004

Statement of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to the Financial Statements

CPPC - DECORATIVE PRODUCTS CO., LTD.

Financial Statements

For the year ended December 31, 2005

(With Unaudited Comparative Figures for the Years Ended 2004 and 2003)

With Report of Independent Registered Public Accounting Firm

CPPC - DECORATIVE PRODUCTS CO., LTD.

Financial Statements

Years Ended December 31, 2005, 2004 (Unaudited) and 2003 (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

    CPPC–Decorative Products Company Limited

We have audited the accompanying balance sheet of CPPC–Decorative Products Company Limited (the “Company”) as of December 31, 2005, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CPPC–Decorative Products Company Limited at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Ernst & Young Office Limited

Bangkok, Thailand

March 23, 2006

CPPC-Decorative Products Co., LTD.

Balance Sheets

(In Thousands, USD)

	As of December 31,
	2005	2004
		(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$1,197	$800
Trade account receivables, net
Related parties	2,486	2,850
Others	5,602	6,282
Inventories, net	6,844	7,895
Refundable value added tax	891	623
Other current assets	312	588

Total Current Assets	17,332	19,038

Non-current assets
Property, plant and equipment, net	6,999	9,365
Other non-current assets	39	41

Total Non-current Assets	7,038	9,406

Total Assets	$24,370	$28,444

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term loans from financial institutions	$440	$974
Trade account payables	7,729	9,917
Other current liabilities
Related parties	762	521
Others	632	826

Total Current Liabilities	9,563	12,238

Statutory severance payment obligation	1,132	1,035

Shareholders’ Equity
Share Capital
- Authorized, issued and fully paid-up share capital (common share 77,070,000 shares at Baht 10 par value)	20,809	20,809
Retained earnings (deficit)
- Appropriated for statutory reserve	64	64
- Unappropriated	(5,157)	(4,588)
Accumulated other comprehensive (loss)	(2,041)	(1,114)

Total Shareholders’ Equity	13,675	15,171

Total Liabilities and Shareholders’ Equity	$24,370	$28,444

The accompanying notes are an integral part of these financial statements

CPPC-Decorative Products Co., LTD.

Statement of Operations

(In Thousands, USD)

	Years Ended December 31,
	2005	2004	2003
		(Unaudited)	(Unaudited)
REVENUES
Net Sales
Related parties	$8,998	$9,718	$7,414
Others	31,509	29,816	26,022
Other revenues	261	261	233

Total revenues	40,768	39,795	33,669

COSTS AND EXPENSES
Cost of sales
Related parties	2,993	5,728	5,623
Others	35,296	33,564	25,432
Selling and administrative expenses
Related parties	1,746	2,122	2,211
Others	1,263	1,371	1,192

	41,298	42,785	34,458

Loss from operations	(530)	(2,990)	(789)

Interest expense	39	4	6

Loss before income taxes	(569)	(2,994)	(795)

Income tax expense	—	—	4

Net loss	$(569)	$(2,994)	$(799)

The accompanying notes are an integral part of these financial statements

CPPC-Decorative Products Co., LTD.

Statement of Changes in Shareholders’ Equity

Year Ended December 31, 2005

(With Unaudited Comparative Figures for Years Ended December 31, 2004 and 2003)

(In Thousands, USD)

		Retained Earnings (Deficit)
	Issued and Paid-up Share Capital	Appropriated for Statutory Reserve	Unappropriated	Accumulated Profit/(Losses)	Total	Comprehensive Loss
At January 1, 2003 (Unaudited)	$20,809	$—	$434	$809	$22,052

Net loss (Unaudited)			(799)		(799)	$(799)
Currency translation (Unaudited)				(2,259)	(2,259)	(2,259)

Comprehensive loss (Unaudited)						$(3,058)

Dividends (Unaudited)			(1,165)		(1,165)
Appropriated for legal reserve (Unaudited)		64	(64)		—

At December 31, 2003 (Unaudited)	20,809	64	(1,594)	(1,450)	17,829

Net loss (Unaudited)			(2,994)		(2,994)	$(2,994)
Currency translation (Unaudited)				336	336	336

Comprehensive loss (Unaudited)						$(2,658)

At December 31, 2004 (Unaudited)	20,809	64	(4,588)	(1,114)	15,171

Net loss			(569)		(569)	$(569)
Currency translation				(927)	(927)	(927)

Comprehensive loss						$(1,496)

At December 31, 2005	$20,809	$64	$(5,157)	$(2,041)	$13,675

The accompanying notes are an integral part of these financial statements

CPPC-Decorative Products Co., LTD.

Statement of Cash Flows

(In Thousands, USD)

	Years Ended December 31,
	2005	2004	2003
		(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(569)	$(2,994)	$(799)
Adjustments for:
Depreciation and amortization	2,466	3,487	3,116
Provision for doubtful accounts	3	52	(130)
Provision for loss on obsolete inventories	(6)	(30)	153
Other	(17)	(78)	(41)

Operating profit before working capital changes	1,877	437	2,299

Change in working capital:
Trade and other receivables – related parties	216	(1,320)	(1,397)
Trade and other receivables – others	348	(1,621)	2,005
Inventories	647	(2,194)	(226)
Other current assets	(49)	(45)	193
Other current liabilities - others	(1,840)	3,570	(447)
Other current liabilities – related parties	273	1	610
Non-current assets	—	16	5
Non-current liabilities	24	84	80

Cash provided by (used in) operating activities	1,496	(1,072)	3,122

Investing Activities
Purchase of property, plant and equipment	(567)	(1,075)	(2,667)
Proceeds from disposal of property, plant and equipment	9	24	—

Cash used in investing activities	(558)	(1,051)	(2,667)

Financing Activities
Net short-term debt proceeds (repayment)	(491)	945	(204)
Dividends paid	—	—	(1,117)
Other	—	3	—

Cash (used in) provided by financing activities	(491)	948	(1,321)

Effect of exchange rate on cash	(50)	8	(44)

Net increase (decrease) in cash and cash equivalents	397	(1,167)	(910)
Cash and cash equivalents at beginning of year	800	1,967	2,877

Cash and cash equivalents at end of year	$1,197	$800	$1,967

	2005	2004	2003
		(Unaudited)	(Unaudited)
Cash paid for:
Interest	$41	$4	$6

The accompanying notes are an integral part of these financial statements

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

1	General

CPPC-Decorative Products Co., Ltd., (the “Company”), is a company registered in Thailand on May 17, 1999.

The principal activities of the Company are the manufacture of PVC film products and sponge leather. The major shareholders of the Company are Decorative Products Thailand Inc. and CPPC Public Company Limited, each of which owns 50% of the Company. Dividends, profits and liquidation rights are shared by the shareholders based on their respective ownership percentage.

The Company’s employees as of December 31, 2005 and 2004 numbered 545 and 596, respectively.

2	Summary of Significant Accounting Policies

2.1	Basis of presentation and use of estimates

The financial statements are prepared in accordance with generally accepted accounting principles in the United States and are prepared in Thai Baht, which is the Company’s functional currency, and translated into U.S. Dollars for presentation. Assets and liabilities are translated at rates in effect on the closing dates presented. Profit and loss items are translated using an average rate for the period presented. Translation adjustments are reflected as a component of Shareholders’ equity. All amounts presented in this report are in U.S. Dollars, unless otherwise specified.

The balance sheet as at December 31, 2004, statement of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2004 and 2003, together with the accompanying notes, were unaudited and are presented solely for comparative purposes.

2.2	Use of estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.3	Foreign currency transactions

Monetary assets and liabilities in foreign currencies are translated into Baht at rates of exchange approximate to those ruling at the balance sheet date while revenue and expenses are translated at the rates ruling on the transaction dates.

Non-monetary assets and liabilities denominated in foreign currencies are translated into Baht at the foreign exchange rates at the date of measurement. Foreign exchange gains (losses) are included in selling and administrative expense and were $8, $71 (unaudited) and $44 (unaudited) in fiscals 2005, 2004, and 2003, respectively.

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

2	Summary of Significant Accounting Policies (continued)

2.4	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. The cost includes the cost of materials, direct labor, the initial assessment of the costs of dismantling (if relevant) and an appropriate proportion of production overheads.

Subsequent expenditure

Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are recognized as an expense in the period in which they are incurred.

Depreciation

Depreciation is calculated principally using the straight line method over the estimated useful lives as follows:

No. of Years
Buildings	20
Buildings and land improvements	5, 10
Electricity and water systems	10
Machinery and equipment	5, 10
Tools and equipment	5
Furniture and office equipment	5
Motor vehicles	5

Disposal

Gains or losses arising from the retirement or disposal of property, plant and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in the profit and loss account on the date of retirement or disposal.

2.5	Trade and other receivables

Trade and other receivables, including balances with related parties (see Note 5), are stated at their cost less allowances for doubtful receivables.

Any impairment loss on doubtful receivables is assessed primarily on analysis of payment histories, customer’s financial condition, credit rating and other relevant factors, or those that have been turned over for collection and to reserve for the portion of those outstanding balances for which collection does not appear to be likely. Bad debts are written off when incurred. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required.

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

2	Summary of Significant Accounting Policies (continued)

2.6	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a weighted average basis. Inventories are reviewed for obsolescence, deterioration, damage and slow-moving and reserves are provided as necessary.

2.7	Cash and cash equivalents

Cash and cash equivalents comprise cash at banks and in hand. Deposits at financial institutions include deposits in short-term, highly liquid investments with original maturities of 90 days or less.

2.8	Asset impairment

The carrying amounts of the Company’s assets are reviewed at each balance sheet date or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value. The impairment loss is charged to profit and loss.

2.9	Trade and other payables

Trade and other payables, including balances with related parties (see Note 5), are stated at cost.

2.10	Short-term loans from financial institutions

Interest-bearing short-term loans and borrowings are recognized at cost, which approximates its fair value.

2.11	Employee benefits

Statutory severance payment obligation

The Company is required by Thai labor law to pay statutory severance to employees who leave employment at their retirement age or are terminated by the Company without cause. Severance payments range from one month to ten months of the employees salary, based on service levels. Funding of this plan is not required, nor is it common practice, as the funding provides no economic benefit. Payments are made when the employee is entitled to receive payment. The Company provides a liability for the benefit obligation based on actuarial assumptions in effect at the end of each respective year.

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

2	Summary of Significant Accounting Policies (continued)

2.12	Taxation

Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of previous years.

Deferred taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. The amount of deferred tax provided is based on the expected manner of realization or settlement of the carrying amount of assets and liabilities, using tax rates enacted or substantively enacted at the balance sheet date. A deferred tax asset is recognized to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilized. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

2.13	Revenue recognition

Sale of goods

Revenue from product sales is recognized when shipment to the customer has been made, which is when title passes. The Company estimates and records provisions for quantity rebates, sales returns and allowances in the period the sale is recorded, based upon its experience. These items are included as a reduction from sales.

Sales to one major shareholder, OMNOVA Solutions Inc., totaled 18.1% of the Company’s net sales in 2005, 21.3% (unaudited) in 2004 and 16.3% (unaudited) in 2003.

2.14	Operating leases

Where the Company has the use of assets under operating leases, payments made under the leases are recognized in the profit and loss account on a straight-line basis over the term of the lease. Lease incentives received are recognized in the income statement as an integral part of the total lease payments made. Contingent rentals are charged to the income statement in the period in which they are incurred.

2.15	Finance costs

Interest expense and similar charges are expensed in the profit and loss account in the period in which they are incurred.

2.16	Research and development costs

Research and development costs are charged to expense as incurred.

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

2	Summary of Significant Accounting Policies (continued)

2.17	Financial instruments

Financial assets and financial liabilities carried on the balance sheet include cash and deposits at financial institutions, trade receivables and payables, other receivables and payables and borrowings. The accounting policies on recognition and measurement of these items are disclosed in the respective accounting policies. The Company is mainly exposed to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

The Company, on a limited basis, uses forward exchange contracts to hedge exposure to exchange rate fluctuations on certain foreign currency monetary transactions. Contracts are written on a short-term basis and are not held for trading or speculative purposes. The Company recognizes derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

For derivative instruments that qualify as a fair value hedge (i.e. hedging the exposure to changes in the fair value of an asset or a liability), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. For derivative instruments that qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive income with offsetting amounts recorded as Other current assets or Other current liabilities. At settlement, the realized gain or loss is reflected in earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on the derivative instrument is recognized in earnings. For derivative instruments not designated as hedges, the gain or loss from changes in their fair values is recognized in earnings.

The Company has no policy to speculate in or engage in the trading of any derivatives.

2.18	New accounting pronouncements

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

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

2	Summary of Significant Accounting Policies (continued)

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. The Company will adopt this standard in fiscal 2006. The Company does not anticipate that the adoption of this Statement will have any impact on the financial statements of the Company.

In March 2005, the FASB issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company will adopt Interpretation No. 47 prior to the end of fiscal 2006. The Company does not anticipate any material impact on the financial statements of the Company from the adoption of the Interpretation.

3	Property, Plant and Equipment

	December 31,
	2005	2004
		(Unaudited)
Machinery and equipment	$16,414	$17,009
Buildings	3,017	3,177
Electricity and water systems	1,630	1,714
Tools and equipment	875	855
Buildings and land improvements	416	321
Furniture and office equipment	554	539
Motor vehicles	186	257

	23,092	23,872
Accumulated depreciation	(16,093)	(14,507)

Total	$6,999	$9,365

Depreciation expense was $2,466, $3,487 (unaudited) and $3,116 (unaudited) in 2005, 2004 and 2003, respectively.

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

4	Inventories - Net

	December 31,
	2005	2004
		(Unaudited)
Raw materials	$4,043	$3,612
Finished goods	2,283	3,184
Work-in-progress	465	1,063
Factory supplies and spare parts	538	554

Total	7,329	8,413
Less allowances and other reserves	(485)	(518)

Net	$6,844	$7,895

5	Transactions with Related Parties

Related parties are those parties linked to the Company by common shareholders or directors. Transactions with related parties are conducted at prices based on market prices or at contractually agreed prices where no market prices exist. Significant balances as at each balance sheet date and transactions for the fiscal years then ended with related parties are as follows:

	December 31,
	2005	2004
		(Unaudited)
Trade account receivables
- OMNOVA Solution Inc.	$2,187	$2,486
- Kasetphand Industry Co., Ltd.	144	140
- Muraspec Co., Ltd.	112	128
- Others	43	96

Total	$2,486	$2,850

Trade account payables
- Vinythai Public Company Limited	$121	$618
- Others	34	65

Total	$155	$683

Other current liabilities
- CPPC Public Company Limited	$237	$269
- OMNOVA Solution Inc.	236	67
- Others	289	185

Total	$762	$521

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

5	Transactions with Related Parties (continued)

Significant revenues, costs and expenses arising from transactions with related parties for each of the fiscal years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
		(Unaudited)	(Unaudited)
Net Sales
- OMNOVA Solution Inc.	$7,335	$8,432	$5,464
- Kasetphand Industry Co., Ltd.	792	543	400
- Muraspec Co., Ltd.	480	445	371
- CPPC Public Company Limited	209	101	66
- C. G. Petrochemical Co., Ltd.	—	124	688
- Others	182	72	425

Total	$8,998	$9,717	$7,414

Other income
- CPPC Public Company Limited	$81	$14	$—
- CG-Omnova Decorative Products (Shanghai) Co. Ltd.	—	170	12
- Kasetphand Industry Co., Ltd.	96	—	—
- Others	62	46	56

Total	$239	$230	$68

Purchases of raw materials
- Vinythai Public Company Limited	$521	$2,477	$3,426
- CPPC Public Company Limited	506	881	736
- OMNOVA Solution Inc.	237	243	25
- Others	133	131	211

Total	$1,397	$3,732	$4,398

Management and service fees
- CPPC Public Company Limited	$876	$1,068	$1,077
- OMNOVA Solution Inc.	566	830	933

Total	$1,442	$1,898	$2,010

Utilities
- CPPC Public Company Limited	$949	$1,331	$1,182

Rental expense
- CPPC Public Company Limited	$163	$170	$155

Other expenses
- Dynamic Logistics Co., Ltd.	$268	$286	$—
- Allianz C.P. General Insurance Co., Ltd.	131	95	—
- C.E. Industry Services Co., Ltd.	121	142	—
- Others.	268	196	88

Total	$788	$719	$88

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

5	Transactions with Related Parties (continued)

Significant contracts entered into by the Company and related parties are as follows:

Technical Assistance Agreement

The Company has entered into a technical assistance agreement with OMNOVA Solutions Inc. whereby such company agreed to provide the Company with technical information and know-how in manufacturing. In this connection, the Company agreed to pay a royalty fee computed on a formula as stipulated in this agreement. The term of the agreement is 10 years, expiring December 31, 2008.

Services Agreement

The Company entered into services agreements with OMNOVA Solutions Inc. whereby such company agreed to provide the Company with assistance in operations. In consideration thereof, the Company agreed to pay a fixed service fee as stipulated in the agreements. The terms of these agreements were for three years expiring on December 31, 2007 and 2008, and they can be extended for a period of three years upon written notice at least 90 days before their expiration.

Lease Agreements

The Company has entered into various lease agreements with CPPC Public Company Limited whereby such company agreed to lease the Company land, certain facilities, machinery and equipment and office buildings. The lease agreement for the land is for a term of three years with a fee of approximately $150 per annum and automatically renews for additional three year periods, up to 30 years, unless proper notice is provided by the Company prior to the expiration of the lease. Other lease agreements are set to expire in 2007.

6	Trade and Other Receivables

The Company’s accounts receivable are generally unsecured and are not backed by collateral from its customers. The allowance for doubtful accounts was $67 and $69 (unaudited) at December 31, 2005 and 2004, respectively. Write-offs of uncollectible accounts receivable totaled $1 in fiscal 2005, $9 (unaudited) during fiscal 2004 and $42 (unaudited) during fiscal 2003. The provision for bad debts totaled $3 in fiscal 2005, $52 (unaudited) in fiscal 2004 and $(131) (unaudited) in fiscal 2003.

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

7	Short-Term Loans from Financial Institutions

	2005	2004
		(Unaudited)
Liabilities under trust receipts	$440	$57
Promissory notes	—	774
Discounted notes receivable – with recourse	—	143

Total	$440	$974

As of December 31, 2005, the Company had credit facilities with certain financial institutions. These credit facilities are comprised of promissory note lines totaling Baht 82 million ($2.0 million), and letter of credit and trust receipt facilities totaling Baht 230 million ($5.6 million). Promissory note lines bear interest at the minimum loan rate, which is currently between 6% and 9%. The letter of credit facilities bear interest at LIBOR plus 1.625%. Average interest rates charged to the Company during 2005 were 3.4%.

As of December 31, 2005, the Company had unused letters of credit of $21.

8	Statutory Reserve

Under the Civil and Commercial Code in Thailand, the Company is required to appropriate at least 5% of net profit at each distribution of dividend to a statutory reserve until the statutory reserve reaches 10% of the Company’s share capital. Accordingly, the Company made an appropriation of 2002 net profit totaling $64 (unaudited).

9	Income Taxes

The Company is subject to tax regulations under tax laws enacted in Thailand, and accordingly, the Company is subject to a statutory tax rate of 30%. The Company had no tax expense during 2004 (unaudited) and 2005 as it had no taxable income, making the effective tax rate zero. As of December 31, 2005, the Company has net operating losses (NOL) totaling $4.3 million which will expire as follows: 2008—$0.8 million, 2009—$2.9 million and 2010—$0.6 million. As of December 31, 2005, a deferred tax asset of $1.8 million has been recorded. Additionally, the Company has recorded a valuation allowance of $1.8 million to fully reserve the deferred tax asset as the Company has experienced cumulative losses since 1999.

The deferred tax asset and the valuation allowance are as follows:

	Year Ended December 31,
	2005	2004
		(Unaudited)
NOL’s and other carryforwards	$1,793	$1,629
Valuation allowance	(1,793)	(1,629)

Deferred taxes	$—	$—

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

10	Commitments and Contingencies

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. Based on information that is currently available, the Company does not expect that the ultimate resolution of pending claims, lawsuits and proceedings will materially affect the financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of these matters.

11	Financial Instruments

Financial risk management objectives and policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business. There are no written risk management policies and guidelines which set out its overall business strategies, its tolerance of risk and its general risk management philosophy.

Credit risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due.

The Company has established credit limits for customers and monitors their balances.

At the balance sheet date, there were no significant concentrations of credit risk. The maximum exposure to credit risk is represented by the carrying amount of each financial asset in the balance sheet.

Foreign currency risk

The Company incurs foreign currency risk on sales and purchases denominated in other than Thai Bahts. The currencies giving rise to this risk are primarily the U.S. dollar.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods of less than one year, consistent with its exposures. The hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts, translated at current rates, was $5.9 million and $4.5 million (unaudited) at December 31, 2005 and 2004, respectively. As of December 31, 2005, the fair value of forward contracts of $2 and $3 were recorded as other current assets and other current liabilities, respectively. As of December 31, 2004, fair values of forward contracts of $0.1 million (unaudited) was recorded as other current assets.

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

11	Financial Instruments (continued)

Interest rate risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s promissory note and promissory note line. The promissory note and promissory note line bear interest at variable rates and therefore their carrying values approximate their fair value. The Company does not use derivative financial instruments to hedge its exposure.

12	Lease Commitments

The Company leases certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options of 3 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $220 in 2005, $235 (unaudited) in 2004 and $213 (unaudited) in 2003. Future minimum commitments, including leases with related parties (see Note 5), at December 31, 2005 for existing operating leases are $186 in 2006, $150 in each of 2007 through 2010 and $3,092 after 2010.

13	Employee Benefits

The Company is required by Thai labor law to pay severance to employees who leave employment at their retirement age or are terminated by the Company without cause. The payments range from one up to ten months of salary, based on length of service. Funding of this obligation is not required, nor is it common practice, as the funding provides no economic benefit. Payments are made when the employee is entitled to receive payment. No payments were made during 2005 and 2004. The Company does not anticipate making any material payments within the next five years.

Significant assumptions used by the Company in the determination of the liability are as follows:

	2005	2004	2003
		(Unaudited)	(Unaudited)
Discount rate	5.5%	5.0%	5.5%
Annual rates of salary increases	4.0%	4.0%	4.0%
Measurement date	9/30	9/30	9/30

The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers rates on government bonds.

The accumulated benefit obligation of this plan was $1,132 and $1,035 (unaudited) at December 31, 2005 and 2004, respectively, which includes actuarial gains (losses) of $112 and $(54) (unaudited) at December 31, 2005 and 2004, respectively.

CPPC-Decorative Products Co., LTD.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(In Thousands, U.S. Dollars)

13	Employee Benefit Plans (continued)

The net periodic benefit cost is as follows:

	2005	2004	2003
		(Unaudited)	(Unaudited)
Service cost	$44	$35	$32
Interest cost	54	50	48

Total	$98	$85	$80

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit	Description
ACQUISITION AGREEMENTS

2.1*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).

CHARTER DOCUMENTS

3.2**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.

3.4**	Amended and Restated Code of Regulations of OMNOVA Solutions.

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

4.1	Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions 11 1/4% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).

4.2	Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).

MATERIAL CONTRACTS

10.1	Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-15147)).

10.2	Amendment No. 2 to Credit Agreement dated as of December 23, 2004 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank, N.A. as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2004 (File No. 1-15147)).

10.3†	Employment Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).

10.5†	Severance Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).

10.6**†	Form of Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above).

10.7†	OMNOVA Solutions Amended and Restated 1999 Equity and Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated February 22, 2002, as filed with the Commission on February 19, 2002 (File No. 1-15147)).

10.8**†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.

10.9**†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.

10.11**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.

10.12**†	OMNOVA Solutions Deferred Bonus Plan.

10.13†	Form of Retention Agreement between the Company and each of its Executive Officers, dated April 1, 2005 (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005, as filed with the Commission on April 1, 2005 (File No. 1-15147)).

10.14†	OMNOVA Solutions Long-Term Incentive Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).

Exhibit	Description
10.15*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.

10.16*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.

10.17*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.

10.18*	Services and Support Agreement between OMNOVA Solutions and GenCorp.

10.19**	Form of Director and Officer Indemnification Agreement.

10.20**	Form of Director Indemnification Agreement.

10.21**	Form of Officer Indemnification Agreement.

10.22	Amendment No. 3 to Credit Agreement dated as of May 18, 2005 by and among OMNOVA Solutions Inc., as borrower, the financial institutions party therewith, as lenders, and JPMorgan Chase Bank, N.A., as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2005 (File No. 1-15147)).

10.23†	Summary of Certain Executive Officer Compensation Arrangements (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2005 (File No. 1-15147)).

10.24†	Form of Restricted Stock Agreement (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2005 (File No. 1-15147)).

10.25†#	Summary of Compensation and Benefit Arrangements for Non-Employee Directors of OMNOVA Solutions Inc.

10.26†	OMNOVA Solutions Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).

10.27†	Summary of 2006 Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

12.1#	Computation of Ratio of Earnings to Fixed Charges.

SUBSIDIARIES OF THE REGISTRANT

21.1#	Listing of Subsidiaries.

CONSENTS OF EXPERTS

23.1#	Consent of Ernst & Young LLP – Akron, Ohio, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP – Bangkok, Thailand, Independent Registered Public Accounting Firm.

POWER OF ATTORNEY

24.1#	Powers of Attorney executed by E. P. Campbell, D. A. Daberko, D. J. D’Antoni, D. E. McGarry, S. W. Percy, R. B. Pipes, and W. R. Seelbach, Directors of the Company.

CERTIFICATIONS

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to OMNOVA Solutions Inc., 175 Ghent Road, Fairlawn, Ohio 44333-3300, Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.

*	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-15147).
**	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10 (File No. 1-15147).
†	Management contract or compensatory arrangement.
#	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005, which was filed with the Commission on January 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2006	OMNOVA Solutions Inc.

	By:	/s/ J. C. LeMay
J. C. LeMay
Senior Vice President,
Business Development;
General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ K. M. McMullen K. M. McMullen	Chairman, Chief Executive Officer and President	March 30, 2006

/s/ M. E. Hicks M. E. Hicks	Senior Vice President and Chief Financial Officer; Treasurer	March 30, 2006

* E. P. Campbell	Director	March 30, 2006

* D. A. Daberko	Director	March 30, 2006

* D. J. D’Antoni	Director	March 30, 2006

* D. E. McGarry	Director	March 30, 2006

* S. W. Percy	Director	March 30, 2006

* R. B. Pipes	Director	March 30, 2006

* W. R. Seelbach	Director	March 30, 2006

*	Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. Syrvalin
K. C. Syrvalin	March 30, 2006

EXHIBIT INDEX

OMNOVA Solutions Inc. Amendment No. 1 to Form 10-K

For the Year Ended November 30, 2005

23.2	Consent of Ernst & Young LLP – Bangkok, Thailand, Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.