Form 10-K/A
period 2005-11-30
OMNOVA SOLUTIONS INC
filed 2006-03-31
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

This Amendment No. 2 to Form 10-K (“Amendment No. 2”) of OMNOVA Solutions Inc. is being filed solely to amend Item 15 to include the separate financial statements of CG – Decorative Products (Shanghai) Co., Ltd., (the “Unconsolidated Subsidiary”) as required under Rule 3-09 of Regulation S-X. The audit of the financial statements of the Unconsolidated Subsidiary, whose fiscal year ends December 31, was not completed at the time the Company filed its Annual Report on Form 10-K. The audited financial statements are now included under Item 15 (a)(2) of this Amendment No. 2.

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

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended November 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended November 30, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

The following financial statements of CG – Decorative Products (Shanghai) Co., Ltd., an unconsolidated subsidiary of the Company, are included herein:

Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Balance Sheets at December 31, 2005 and 2004

Statement of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to the Financial Statements

CG-OMNOVA DECORATIVE PRODUCTS (SHANGHAI) CO., LTD.

(Incorporated in the People’s Republic of China with Limited Liability)

Financial Statements

For the year ended December 31, 2005

(With Unaudited Comparative Figures for the Years Ended 2004 and 2003)

With Report of Independent Registered Public Accounting Firm

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Financial Statements

Years Ended December 31, 2005, 2004 (Unaudited) and 2003 (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

  CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

We have audited the accompanying balance sheet of CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (the “Company”) as of December 31, 2005, and the related statements of income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. as at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young Hua Ming, Shanghai Branch
Shanghai, The People’s Republic of China
March 31, 2006

This branch is authorised by Ernst & Young Hua Ming Head Office for execution of its business on its behalf.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Balance Sheets

(In USD Thousands)

		As of December 31,
	Notes	2005	2004
			(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents		$1,986	$1,280
Trade receivables - net	5
- Related parties		129	114
- Others		5,825	4,923
Inventories	4	4,509	4,034
Prepayments, deposits and other receivables
- Related parties		116	132
- Others		644	995
Deferred tax assets	10	34	27

Total current assets		13,243	11,505

Non-current assets
Property, plant and equipment - net	3	9,890	9,980
Land use right - net	14	681	900

Total non-current assets		10,571	10,880

Total Assets		$23,814	$22,385

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term loans from financial institutions	6	$—	$2,408
Trade payables
- Related parties		486	224
- Others		4,247	4,049
Other payables
- Related parties		400	400
- Others		122	92
Accrued expenses		483	425
Other current liabilities		249	184

Total current liabilities		5,987	7,782

Shareholders’ equity
Capital – registered and issued at $10,000	7	10,000	10,000
Statutory reserve fund	8	763	479
Retained earnings		6,651	4,125
Accumulated other comprehensive income (loss)		413	(1)

Total shareholders’ equity		17,827	14,603

Total Liabilities and Shareholders’ Equity		$23,814	$22,385

The accompanying notes are an integral part of these financial statements

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Statements of Income

(In USD Thousands)

		Years Ended December 31,
	Note	2005	2004	2003
			(Unaudited)	(Unaudited)
REVENUES
Net sales
- Related parties		$347	$721	$634
- Others		38,537	30,761	18,836

		38,884	31,482	19,470

COSTS AND EXPENSES
Cost of sales
- Related parties		1,756	1,216	236
- Others		31,230	26,769	16,671
Distribution costs		808	691	428
Administrative expenses
- Related parties		418	417	412
- Others		1,231	1,132	1,126
Other operating expenses, net		223	12	91

		35,666	30,237	18,964

Income from operations		3,218	1,245	506

Finance costs, net		86	114	126

Income before income taxes		3,132	1,131	380

Income taxes	9	322	82	33

Net income		$2,810	$1,049	$347

The accompanying notes are an integral part of these financial statements

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Statements of Changes in Shareholders’ Equity

For the Year Ended December 31, 2005

(With Unaudited Comparative Figures for Years Ended December 31, 2004 and 2003)

(In USD Thousands)

	Capital	Statutory Reserve Fund	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
At January 1, 2003 (Unaudited)	$10,000	$327	$2,882	$—	$13,209
Net income for the year (Unaudited)	—	—	347	—	347	$347
Currency translation adjustment (Unaudited)	—	—	—	(1)	(1)	(1)

Comprehensive income (Unaudited)	—	—	—	—	—	$346

Transfer to reserve fund (Unaudited)	—	35	(35)	—	—

At December 31, 2003 (Unaudited)	$10,000	$362	$3,194	$(1)	$13,555
Net income for the year (Unaudited)	—	—	1,049	—	1,049	$1,049
Currency translation adjustment (Unaudited)	—	—	(1)	—	(1)	(1)

Comprehensive income (Unaudited)	—	—	—	—	—	$1,048

Transfer to reserve fund (Unaudited)	—	117	(117)	—	—

At December 31, 2004 (Unaudited)	$10,000	$479	$4,125	$(1)	$14,603
Net income for the year	—	—	2,810	—	2,810	$2,810
Currency translation adjustment	—	—		414	414	414

Comprehensive income	—	—	—	—	—	$3,224

Transfer to reserve fund	—	284	(284)	—	—

At December 31, 2005	$10,000	$763	$6,651	$413	$17,827

The accompanying notes are an integral part of these financial statements

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Statements of Cash Flows

(In USD Thousands)

	Years Ended December 31,
	2005	2004	2003
		(Unaudited)	(Unaudited)
Operating activities
Net income	$2,810	$1,049	$347
Adjustments for:
Depreciation and amortization	1,267	1,175	1,126
Loss on disposal of fixed assets	28	—	13
Provision for doubtful receivables	13	40	7
Provision for obsolete inventories	89	104	(19)
Foreign currency translation loss	36	12	3
Others	—	—	64
Deferred tax expense	(7)	(22)	1

Operating profit before working capital changes	4,236	2,358	1,542
Change in working capital:
Inventories	(455)	(1,314)	(443)
Trade receivables – related party	(11)	19	(130)
Trade receivables – others	(802)	(1,237)	(409)
Other current assets – related parties	19	(94)	7
Other current assets – others	371	(157)	(384)
Other current liabilities – related parties	243	112	99
Other current liabilities – others	220	1,685	(437)
Non-current assets	7	(17)	—

Net cash provided by (used in) operating activities	3,828	1,355	(155)

Investing activities
Purchases of property, plant and equipment	(726)	(1,446)	(268)
Proceeds from disposal of property, plant and equipment	4	2	15

Net cash used in investing activities	(722)	(1,444)	(253)

Financing activities
Repayments of short-term loans	(4,107)	(1,208)	(2,416)
Proceeds of short-term loans	1,699	1,200	2,416

Net cash used in financing activities	(2,408)	(8)	—

Effect of exchange rate on cash and cash equivalents	8	—	—

Net increase/(decrease) in cash and cash equivalents	706	(97)	(408)
Cash and cash equivalents at beginning of year	1,280	1,377	1,785

Cash and cash equivalents at end of year	$1,986	$1,280	$1,377

	2005	2004	2003
		(Unaudited)	(Unaudited)
Cash paid for:
Interests	$77	$114	$126
Taxes	$288	$71	$32

The accompanying notes are an integral part of these financial statements

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

1	Domicile and Activities

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (the “Company”) was incorporated on December 29, 1999 as a wholly foreign-owned enterprise under the Law of the People’s Republic of China (the “PRC”) on Enterprises Operated Exclusively with Foreign Capital. The tenure of the Company is 50 years. The Company is a subsidiary of Decorative Products (Singapore) Pte. Ltd., a company registered in Singapore. The shareholders of Decorative Products (Singapore) Pte. Ltd. are OMNOVA Solutions Inc. and CPPC Public Company Limited, each with equity interests of 50%, respectively. Dividends, profits and liquidation rights are shared by the shareholders based on their respective ownership percentage.

2	Summary of Significant Accounting Policies

2.1	Basis of presentation

The financial statements are prepared in accordance with generally accepted accounting principles in the United States and are prepared in Chinese Renminbi (“RMB”), which is the Company’s functional currency, and translated into U.S. Dollars for presentation. All amounts presented in this report are in U.S. Dollars (in thousands), unless otherwise specified.

The balance sheet as at December 31, 2004, the statement of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2004 and 2003, together with the accompanying notes, were unaudited and are presented solely for comparative purposes.

2.2	Use of estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.3	Foreign currency transactions

Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated at the weighted average exchange rates for the year. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive income (loss).

Non-monetary assets and liabilities denominated in foreign currencies are translated into RMB at the foreign exchange rates at the date of measurement.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

2	Summary of Significant Accounting Policies (continued)

2.3	Foreign currency transactions (continued)

Foreign exchange gains (losses) are included in other operating expenses and were ($36), ($12) (unaudited) and ($3) (unaudited) in 2005, 2004, and 2003, respectively.

2.4	Property, plant and equipment and land use right

Property, plant and equipment and land use rights are stated at cost less accumulated depreciation and impairment losses. The cost includes the cost of materials, direct labor, the initial assessment of the costs of dismantling (if relevant) and an appropriate proportion of production overheads.

Construction-in-progress (“CIP”) includes all costs incurred during the preparation period from commencement of construction and until the asset is ready for its intended use. These costs include direct materials, direct labor, equipment for installation, construction and installation charges. CIP is transferred to fixed assets when the asset is ready for its intended use.

Subsequent expenditure

Refurbishment costs are capitalized in property, plant and equipment, whereas ordinary maintenance and repair costs are recognized as an expense in the period in which they are incurred.

Depreciation

Depreciation is calculated principally using the straight-line method over the estimated useful lives as follows:

Buildings	40 years
Plant, machinery and equipment	10 years
Motor vehicles	5 years
Others	5 years

Amortization

Amortization charges are primarily related to land use right. Amortization is charged to the statement of income on a straight-line basis over the term of the land use right of 8 years from the date the Company attained the right to use the land. The amortization of land use right was approximately $238 in each of 2005, 2004 (unaudited) and 2003 (unaudited).

Disposal

Gains or losses arising from the retirement or disposal of property, plant and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in the statement of income on the date of retirement or disposal.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

2	Summary of Significant Accounting Policies (continued)

2.4	Property, plant and equipment and land use right (continued)

Asset retirement obligations

The fair value of asset retirement obligations are recorded when the Company has an unconditional legal obligation to perform an asset retirement activity and the amount of the obligation can be reasonably estimated. In assessing asset retirement obligations, the Company reviews the expected settlement dates or a range of estimated settlement dates, the expected method of settlement of the obligation and other factors pertinent to the obligations.

2.5	Inventories

Inventories are stated at the lower of cost or market value. Cost is calculated using the determined on a first-in first-out basis. Inventories are reviewed for obsolescence, deterioration, damage and slow-moving and reserves are provided as necessary.

2.6	Trade and other receivables

Trade and other receivables (including balances with related parties as disclosed in note 12) are stated at cost less allowances for doubtful receivables. General provisions are made based on the aging of receivables balances, determined at certain provision rates.

2.7	Cash and cash equivalents

Cash and cash equivalents comprise all highly liquid instruments with original maturities of 90 days or less.

2.8	Asset impairment

The carrying amounts of the Company’s assets, other than inventories, are reviewed at each balance sheet date or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value. The impairment loss is charged to the statement of income.

2.9	Short-term loans from financial institutions

Interest-bearing short-term loans and borrowings (including balances with related party as disclosed in note 12) as of December 31, 2004 (unaudited) were recognized at cost.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

2	Summary of Significant Accounting Policies (continued)

2.10	Employee benefits

Defined contribution plan

The full-time employees of the Company are covered by various government-managed defined contribution retirement benefit schemes under which the employees are entitled to a monthly pension based on certain formulae. These government agencies are responsible for the retirement benefits to these retired employees. The Company contributes on a monthly basis to these retirement benefit schemes. Under these schemes, the Company has no legal or constructive obligation for retirement benefits beyond the contributions made. Contributions to these schemes, which are expensed as incurred were $177, $133 (unaudited) and $102 (unaudited) for 2005, 2004 and 2003, respectively.

2.11	Taxation

Income tax

Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of the previous years.

Deferred income tax

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

2.12	Revenue recognition

Sale of goods

Revenue from product sales is recognized when the significant risks and rewards of ownership have been transferred to the buyer. Revenue excludes value added taxes or other sales taxes and is arrived at after deduction of trade discounts.

There is one customer that represented approximately 19% of the Company’s net sales in 2005.

Interest income

Interest income is recognized in the statement of income as it accrues.

2.13	Finance costs

Interest expense and similar charges are expensed in the statement of income in the period in which it is incurred and is reported net of interest income.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

2	Summary of Significant Accounting Policies (continued)

2.14	Research and development costs

Research and development costs, which were $178 in 2005, $73 (unaudited) in 2004 and $89 (unaudited) in 2003, are expensed in the statement of income as incurred.

2.15	New accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4”. SFAS No. 151 requires certain inventory costs to be recognized as expenses in the period it incurs. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning on or after June 15, 2005. The Company will adopt this standard in year 2006. The Company anticipates that the adoption of this standard will not have a material impact on the financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. The Company will adopt this standard in year 2006. The Company does not anticipate that the adoption of this Statement will have any impact on the financial statements of the Company.

In March 2005, the FASB issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company will adopt interpretation No. 47 prior to the end of year 2006. The Company does not anticipate any material impact on the financial statements of the Company from the adoption of the interpretation.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

3	Property, Plant and Equipment

	December 31,
	2005	2004
		(Unaudited)
Plant, machinery and equipment	$10,638	$9,717
Buildings	3,458	3,369
Construction-in-progress	155	247
Motor vehicles	176	136
Others	211	136

	14,638	13,605
Accumulated depreciation	(4,748)	(3,625)

Total	$9,890	$9,980

Depreciation expense was $1,029, $942 (unaudited) and $892 (unaudited) in 2005, 2004 and 2003, respectively.

The Company’s buildings with a net book value of approximately $2,600 in 2005 and approximately $2,700 (unaudited) in 2004 were pledged for credit facilities as described in note 6.

4	Inventories

	December 31,
	2005	2004
		(Unaudited)
Raw materials	$3,076	$2,837
Finished goods	1,278	873
Work-in-progress	392	466

Total	4,746	4,176
Less allowance for obsolete inventories	(237)	(142)

Total	$4,509	$4,034

5	Trade Receivables

The Company’s trade receivables are generally unsecured and are not backed by collateral from its customers. The provision for doubtful receivables was $59 and $49 (unaudited) at December 31, 2005 and 2004, respectively. The doubtful debts expense totaled $13 in 2005, $40 (unaudited) in 2004 and $7 (unaudited) in 2003.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

6	Short-term Loans from Financial Institutions

	December 31,
	2005	2004
		(Unaudited)
Short-term loans from financial institutions denominated in:
- RMB (interest at 4.89% per annum in 2004)	$—	$1,208
- U.S. Dollars (interest at LIBOR plus 2.25% per annum)	—	1,200

Total	$—	$2,408

The Company is a party to several credit facility agreements for short-term borrowings. The credit facility denominated in U.S. Dollar which totaled $4,000 obtained from a related party (note 12) was unsecured, comprised trust receipts of $800; letters of credit of $2,000 and a short term loan of $1,200. As of December 31, 2005, the Company’s unused letters of credit were approximately $700.

The Company’s credit facility line denominated in RMB which totaled RMB10 million (or approximately $1,200) as of December 31, 2005 is secured by the Company’s buildings and land use right with an aggregate net book value of $3,381 as of December 31, 2005 and $3,600 (unaudited) as of December 31, 2004. As of December 31, 2005, the Company had not utilized the above credit facility.

Interest expense was $86, $114 (unaudited) and $126 (unaudited) for 2005, 2004 and 2003, respectively.

7	Capital

Each of the Company’s registered and paid-up capital are $10,000 and $10,000 (unaudited) as of December 31, 2005 and 2004, respectively.

8	Statutory Reserve Fund

According to the relevant laws and regulations for wholly-foreign-owned enterprises and the Company’s articles of association, profit of the Company, as determined in accordance with the applicable accounting rules and regulations in the PRC, are available for distribution in the form of cash dividends to the investors after the Company has (1) satisfied all tax liabilities; (2) provided for losses in the previous years; and (3) made appropriations to the statutory reserve funds, including reserve fund and staff bonus and welfare fund. The Company is required to appropriate not less than 10% of its annual profit after income tax to the reserve fund until the reserve balance reaches 50% of its registered capital. However, appropriation to the staff bonus and welfare fund is determined at the discretion of the board of directors of the Company.

The statutory reserve is not free for distribution as dividends but it can be used to offset losses or be capitalized. The staff bonus and welfare fund can be used for reward and collective welfare for employees.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

8	Statutory Reserve Fund (continued)

In accordance with the relevant laws and regulations, profits available for distribution by the Company are based on the PRC statutory financial statements. For the year ended December 31, 2004, the Company appropriated after tax profit amounting to $117 (unaudited) to the reserve fund. For the year ended December 31, 2005, the Company’s appropriation after tax profit of $284 to the reserve fund is subject to the approval of the Company’s audited statutory financial statements.

9	Income Taxes

	2005	2004	2003
		(Unaudited)	(Unaudited)
Income tax provision - current	$329	$105	$32
Deferred taxation	(7)	(23)	1

Total	$322	$82	$33

In accordance with Income Tax Law of the PRC Concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Law”), joint venture companies are subject to the statutory income tax of 33% (comprising 30% state income tax plus 3% local income tax) unless the enterprise is qualified as a “Foreign Funded Enterprise with Advanced Technology” for which more favorable effective corporate income tax rates apply.

The Company is located in Shanghai Minhang Economic Technological Development Zone and therefore, preferential corporate income tax rate at 15% applies. In addition, the Company is a qualified “Foreign Funded Enterprise with Advanced Technology” and under relevant tax law, the Company is exempted from corporate income tax and local income taxes for its first two profit-making years, which were 2000 and 2001 (after deducting losses incurred in the previous years), and is entitled to a 50% tax exemption for the succeeding three years of 7.5% (“Tax Exemption”). The Company is entitled to extend the period of a reduced corporate income tax rate for another three years on expiry of the Tax Exemption, provided that the minimum corporate income tax rate is not lower than 10%. Consequently, the Company is subject to a corporate income tax rate of 10% for 2005.

A reconciliation of the Company’s effective tax rate is as follows:

	2005	2004	2003
		(Unaudited)	(Unaudited)
Statutory rate	33.0%	33.0%	33.0%
Preferential tax rate reduction	(18.0)%	(18.0)%	(18.0)%
Tax exemption	(5.0)%	(7.5)%	(7.5)%
Other – non deductibles	0.1%	0.1%	1.2%

Total	10.1%	7.6%	8.7%

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

10	Deferred Tax Assets

	December 31,
	2005	2004
		(Unaudited)
Temporary differences arising from:
Provision for sales returns	$5	$8
Provision for doubtful receivables	6	5
Provision for inventories	23	14

Total	$34	$27

Deferred tax assets are mainly attributable to provisions for sales returns, doubtful receivables and inventories mark-down for financial reporting purpose in excess of those deductible under tax regulations. As of December 31, 2005 and 2004, the Company had provisions for sales returns of $47 and $78 (unaudited), doubtful receivables of $59 and $49 (unaudited), and inventories of $237 and $142 (unaudited), respectively.

11	Commitments and Contingencies

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. As of December 31, 2005, the Company is not aware of any pending claims, lawsuits or proceedings that will materially affect the consolidated financial position of the Company.

As of December 31, 2005, the Company had unused letters of credit amounting to approximately $700.

12	Related Party Transactions

For the purposes of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

During the years, other than disclosed elsewhere in the financial statements, significant related party transactions carried out in the normal course of business based on terms agreed between the parties are set out below.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

12	Related Party Transactions (continued)

As of December 31, 2005 and 2004, the outstanding balances with related parties, which are included in the balance sheets, were as follows:

	December 31,
	2005	2004
		(Unaudited)
Trade receivables
- OMNOVA Solutions Inc.	$129	$104
- Ningbo Beston Plastics Co., Ltd.	—	10

Total	$129	$114

Other receivables
- Shanghai Beston Plastics Co., Ltd.	$66	$84
- Decorative Products (Singapore) Pte. Ltd.	50	48

Total	$116	$132

Cash at bank
- Business Development Bank	$306	$244

Short-term loan from financial institution
- Business Development Bank (note 6)	—	$1,200

Trade payables
- Shanghai Kang Qi Industrial Trading Co., Ltd.	$49	$43
- Vinythai Public Company Limited	437	181

Total	$486	$224

Other payables
- CPPC Public Company Limited	$200	$200
- OMNOVA Solutions Inc.	200	200

Total	$400	$400

Apart from cash at bank and short-term loan from financial institution, the outstanding balances with related parties at December 31, 2005 are unsecured, interest-free and have no fixed terms of repayment.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

12	Related Party Transactions (continued)

Significant revenues, purchases and expenses arising from transactions with related parties for each of the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
		(Unaudited)	(Unaudited)
Revenues
- OMNOVA Solutions Inc.	$330	$511	$517
- Ningbo Beston Plastics Co., Ltd.	11	112	23
- Shanghai Beston Plastics Co., Ltd.	6	98	94

Total	$347	$721	$634

Purchases of raw materials
- Shanghai Beston Plastics Co., Ltd.	$25	$53	$101
- Vinythai Public Company Limited	1,639	1,091	89

Total	$1,664	$1,144	$190

Other expenses (meal)
- Shanghai Beston Plastics Co., Ltd.	$110	$89	$58

Market investigation and development fees
- CPPC Public Company Limited	$200	$200	$200
- OMNOVA Solutions Inc.	200	200	200

Total	$400	$400	$400

Other purchases
- Shanghai Kang Qi Industrial
Trading Co., Ltd.	$144	$110	$58

Revenues from sale and purchases of raw materials were conducted with reference to the prevailing market condition.

Market investigation and development fees were charged in accordance with the terms of the agreements whereby each of CPPC Public Company Limited and OMNOVA Solutions Inc. agreed to undertake a market research for a fixed fee per annum. Each of the agreements were entered into for a term of 5 years from January 2, 2005, which will continue the validness automatically after the valid period on condition that there is no dissidence between the Company and OMNOVA Solutions Inc. and CPPC Public Company Limited, respectively.

13	Financial Instruments

Financial risk management objectives and policies

The Company is exposed primarily to credit, interest rate and currency exchange rates risk which arises in the normal course of business. There are no written risk management policies and guidelines which set out its overall business strategies, its tolerance of risk and its general risk management philosophy.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Year Ended December 31, 2005

(Including Unaudited Notes for Years Ended December 31, 2004 and 2003)

(USD Thousands)

13	Financial Instruments (continued)

Credit risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due.

The Company has established credit limits for customers and monitors their balances.

At the balance sheet date, there were no significant concentrations of credit risk, with a single customer balance that represents 17% (2004: 11% Unaudited) of trade receivables. The maximum exposure to credit risk is represented by the carrying amount of each financial asset in the balance sheets.

Foreign currency risk

The Company incurs foreign currency risk on sales, purchases and borrowings denominated in other than RMB. The currencies giving rise to this risk are primarily the U.S. dollars and the Hong Kong dollars. The Company does not hedge these exposures by purchasing forward currency contracts at present.

Interest rate risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s secured bank loans and credit facilities for letters of credit. The Company does not use derivative financial instruments to hedge its exposure.

14	Land Use Right

The Company entered into a contract dated June 22, 2000 with Shanghai Minhang United Development Co., Ltd. for the right to use the parcel of land on which the Company’s buildings (including office, factory and warehouse) is erected thereon, and paid a fee of $1,953 for the lease term of 8 years. The fee was paid upon signing of the contract and is being amortized on a straight-line basis over the contract term, which is due to expire in 2008. The contract provides the Company with an option to renew for an additional 41 years until 2049. Any payments made under future renewals of this contract will be amortized over the extended lease period. The land use right was pledged for credit facilities as described in note 6.

According to the terms of the contract, the Company is required to dispose of all structures and attachments to the land prior to termination of the contract. The Company has not recorded any amount relating to this obligation as the Company has concluded that any obligation would not be significant at December 31, 2005.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit	Description
ACQUISITION AGREEMENTS

2.1*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).

CHARTER DOCUMENTS

3.2**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.

3.4**	Amended and Restated Code of Regulations of OMNOVA Solutions.

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

4.1	Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions 11 1/4% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).

4.2	Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).

MATERIAL CONTRACTS

10.1	Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-15147)).

10.2	Amendment No. 2 to Credit Agreement dated as of December 23, 2004 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank, N.A. as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2004 (File No. 1-15147)).

10.3†	Employment Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).

10.5†	Severance Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).

10.6**†	Form of Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above).

10.7†	OMNOVA Solutions Amended and Restated 1999 Equity and Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated February 22, 2002, as filed with the Commission on February 19, 2002 (File No. 1-15147)).

10.8**†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.

10.9**†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.

10.11**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.

10.12**†	OMNOVA Solutions Deferred Bonus Plan.

10.13†	Form of Retention Agreement between the Company and each of its Executive Officers, dated April 1, 2005 (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005, as filed with the Commission on April 1, 2005 (File No. 1-15147)).

10.14†	OMNOVA Solutions Long-Term Incentive Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).

Exhibit	Description
10.15*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.

10.16*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.

10.17*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.

10.18*	Services and Support Agreement between OMNOVA Solutions and GenCorp.

10.19**	Form of Director and Officer Indemnification Agreement.

10.20**	Form of Director Indemnification Agreement.

10.21**	Form of Officer Indemnification Agreement.

10.22	Amendment No. 3 to Credit Agreement dated as of May 18, 2005 by and among OMNOVA Solutions Inc., as borrower, the financial institutions party therewith, as lenders, and JPMorgan Chase Bank, N.A., as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2005 (File No. 1-15147)).

10.23†	Summary of Certain Executive Officer Compensation Arrangements (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2005 (File No. 1-15147)).

10.24†	Form of Restricted Stock Agreement (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2005 (File No. 1-15147)).

10.25†#	Summary of Compensation and Benefit Arrangements for Non-Employee Directors of OMNOVA Solutions Inc.

10.26†	OMNOVA Solutions Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).

10.27†	Summary of 2006 Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

12.1#	Computation of Ratio of Earnings to Fixed Charges.

SUBSIDIARIES OF THE REGISTRANT

21.1#	Listing of Subsidiaries.

CONSENTS OF EXPERTS

23.1#	Consent of Ernst & Young LLP – Akron, Ohio, Independent Registered Public Accounting Firm.

23.2##	Consent of Ernst & Young LLP – Bangkok, Thailand, Independent Registered Public Accounting Firm.

23.3	Consent of Ernst & Young Hua Ming, Shanghai Branch, The People’s Republic of China, Independent Registered Public Accounting Firm.

POWER OF ATTORNEY

24.1#	Powers of Attorney executed by E. P. Campbell, D. A. Daberko, D. J. D’Antoni, D. E. McGarry, S. W. Percy, R. B. Pipes, and W. R. Seelbach, Directors of the Company.

CERTIFICATIONS

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to OMNOVA Solutions Inc., 175 Ghent Road, Fairlawn, Ohio 44333-3300, Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.

*	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-15147).
**	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10 (File No. 1-15147).
†	Management contract or compensatory arrangement.
#	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005, which was filed with the Commission on January 30, 2006.
##	Previously filed with the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended November 30, 2005, which was filed with the Commission on March 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2006	OMNOVA Solutions Inc.

	By:	/s/ J. C. LeMay
J. C. LeMay
Senior Vice President,
Business Development;
General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. McMullen K. M. McMullen	Chairman, Chief Executive Officer and President	March 31, 2006

/s/ M. E. Hicks M. E. Hicks	Senior Vice President and Chief Financial Officer; Treasurer	March 31, 2006

* E. P. Campbell	Director	March 31, 2006

* D. A. Daberko	Director	March 31, 2006

* D. J. D’Antoni	Director	March 31, 2006

* D. E. McGarry	Director	March 31, 2006

* S. W. Percy	Director	March 31, 2006

* R. B. Pipes	Director	March 31, 2006

* W. R. Seelbach	Director	March 31, 2006

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. Syrvalin
K. C. Syrvalin		March 31, 2006

EXHIBIT INDEX

OMNOVA Solutions Inc. Amendment No. 2 to Form 10-K

For the Year Ended November 30, 2005

23.3	Consent of Ernst & Young Hua Ming, Shanghai Branch, The People’s Republic of China, Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.