Form 10-Q
period 2006-02-28
OMNOVA SOLUTIONS INC
filed 2006-04-06
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2006	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road Fairlawn, Ohio, 44333-3300

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒

At February 28, 2006, there were 41,426,809 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended
	February 28, 2006	February 28, 2005
Net Sales	$193.0	$188.0

Costs and Expenses
Cost of products sold	155.4	150.7
Selling, general and administrative	30.0	32.4
Depreciation and amortization	5.7	5.7
Interest expense	5.2	5.4
Equity (earnings) loss in affiliates, net	(.3)	.4
Other expense, net	1.3	.5
Restructuring and severance	—	3.8

	197.3	198.9

Loss Before Income Taxes	(4.3)	(10.9)
Income tax expense	—	—

Net Loss	$(4.3)	$(10.9)

Basic and Diluted Loss Per Share
Net Loss Per Basic and Diluted Share	$(.10)	$(.27)

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Amounts)

	February 28, 2006	November 30, 2005
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$11.3	$9.9
Accounts receivable, net	108.7	111.9
Inventories	47.8	41.0
Deferred income taxes	1.3	1.3
Prepaid expenses and other	4.7	3.0

Total Current Assets	173.8	167.1

Property, plant and equipment	452.9	450.7
Accumulated depreciation	(301.8)	(296.2)

	151.1	154.5
Trademarks and other intangible assets, net	12.1	12.5
Investment in affiliates	16.9	16.5
Other assets	6.6	7.7

Total Assets	$360.5	$358.3

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$—	$.1
Accounts payable	78.3	80.7
Accrued payroll and personal property taxes	11.5	16.1
Accrued interest	4.8	9.4
Employee benefit obligations	6.0	6.3
Other current liabilities	8.4	8.5

Total Current Liabilities	109.0	121.1

Long-term debt	192.2	176.3
Postretirement benefits other than pensions	44.9	45.6
Pension liability	8.8	7.4
Deferred income taxes	1.3	1.3
Other liabilities	19.1	19.2

Shareholders’ Deficit
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 42.7 million and 42.6 million shares issued as of February 28, 2006 and November 30, 2005, respectively; 41.4 million and 41.2 million shares outstanding as of February 28, 2006 and November 30, 2005, respectively	4.3	4.3
Additional contributed capital	313.0	312.2
Retained deficit	(262.3)	(257.9)
Treasury stock at cost; 1.3 million and 1.4 million shares as of February 28, 2006 and November 30, 2005, respectively	(9.5)	(10.0)
Accumulated other comprehensive loss	(60.3)	(61.2)

Total Shareholders’ Deficit	(14.8)	(12.6)

Total Liabilities and Shareholders’ Deficit	$360.5	$358.3

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Three Months Ended February 28,
	2006	2005
Operating Activities
Net loss	$(4.3)	$(10.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of fixed and other assets	—	2.0
Depreciation, amortization and (gain) loss on sale of fixed assets	5.7	5.6
Changes in operating assets and liabilities:
Current assets	(5.0)	(4.6)
Current liabilities	(11.7)	(17.4)
Other non-current assets	(2.6)	.2
Other non-current liabilities	4.4	1.6

Net Cash Used In Operating Activities	(13.5)	(23.5)

Investing Activities
Capital expenditures	(1.6)	(2.6)

Net Cash Used In Investing Activities	(1.6)	(2.6)

Financing Activities
Long-term debt incurred	205.1	199.5
Long-term debt paid	(189.3)	(176.1)
Other	.6	—

Net Cash Provided By Financing Activities	16.4	23.4
Effect of exchange rate changes on cash	.1	—

Net Increase (Decrease) In Cash And Cash Equivalents	1.4	(2.7)
Cash and cash equivalents at beginning of year	9.9	15.0

Cash And Cash Equivalents At End Of Period	$11.3	$12.3

Supplemental Cash Flows Information
Cash paid:
Interest	$9.7	$10.0
Income taxes	$—	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2006

(In Millions of Dollars, Except Per Share Data)

Note A – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (OMNOVA Solutions or the Company) Annual Report on Form 10-K for the fiscal year ended November 30, 2005, previously filed with the Securities and Exchange Commission.

The balance sheet at November 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, these interim consolidated financial statements contain all the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month periods ended February 28, 2006 and 2005. The results of operations for the three month period ended February 28, 2006 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the fiscal year ended November 30, 2005, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

	February 28, 2006	November 30, 2005
Raw materials and supplies	$20.5	$19.7
Work-in-process	3.6	3.6
Finished products	62.4	56.2

Approximate replacement cost of inventories	86.5	79.5
LIFO reserves	(27.3)	(26.9)
Other reserves	(11.4)	(11.6)

Inventories	$47.8	$41.0

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

In addition, on May 28, 2003, the Company entered into a $100 million, senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet financial covenants relating to minimum excess availability. During 2005, the terms of the Facility were extended to November 30, 2009. Under the Facility, the Company must maintain an average excess availability of $20 million and at February 28, 2006, the Company was in compliance with this requirement.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 0.25% at February 28, 2006. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 1.75% at February 28, 2006. The Facility’s average borrowing rate at February 28, 2006 was 6.4%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.25% at February 28, 2006.

At February 28, 2006, the amount borrowed and the available balance under the Facility were $27.2 million and $60.3 million, respectively. The Company had $3.3 million of standby letters of credit outstanding as of February 28, 2006.

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

The reconciliation of the warranty reserve for the three month periods ended February 28, 2006 and 2005 is as follows:

	Three Months Ended February 28,
	2006	2005
Beginning balance	$13.1	$12.9
Warranty provision	.9	.8
Warranty payments	(.9)	(.8)

Ending balance	$13.1	$12.9

Note E – Loss Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted loss per share and the computation of basic and diluted loss per share:

	Three Months Ended February 28,
	2006	2005
Numerator
Net loss	$(4.3)	$(10.9)

Denominator	(Shares in millions)

Denominator for basic earnings per share – weighted average shares outstanding	41.1	40.5
Effect of dilutive securities	—	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	41.1	40.5

Basic and Diluted Loss Per Share
Net loss per basic and diluted share	$(.10)	$(.27)

Options to purchase common stock and unearned restricted stock of the Company totaling 5.2 million shares and 6.2 million shares during the fiscal first quarters of 2006 and 2005, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note F – Stock-Based Employee Compensation

The OMNOVA Solutions’ Amended and Restated 1999 Equity and Performance Incentive Plan (the 1999 Plan) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. Subject to certain sublimits specified in the Plan, the 1999 Plan authorizes up to 4.1 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the 1999 Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of February 28, 2006, approximately 0.5 million shares of Company common stock remained available for grants under the 1999 Plan.

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

Prior to December 31, 2005, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The reported stock-based compensation expense, net of related tax effects, in the table below represents the amortization of restricted stock grants.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the first quarter of fiscal 2005, the Company’s consolidated net loss and net loss per share would have been increased to the pro forma amounts illustrated as follows:

Three Months Ended February 28, 2005
Net loss – as reported	$(10.9)
Add: Total stock-based employee compensation included in reported net loss, net of related tax effects	.3
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(.9)

Pro forma net loss	$(11.5)

Net loss per share:
Basic and diluted, as reported	$(.27)

Basic and diluted, pro forma	$(.28)

Note F – Stock-Based Employee Compensation (Continued)

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost in the first fiscal quarter of 2006 includes the portion of awards vested in the period for (1) all share-based payments granted prior to, but not vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated using a Black-Scholes based option valuation model, consistent with the provisions of SFAS No. 123R and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the weighted average assumptions in the table below.

The fair value was estimated at the date of grant with the following weighted average assumptions:

	Three Months Ended February 28,
	2006	2005
Risk free interest rate	4.37%	4.0%
Dividend yield	—	—
Expected volatility of market price of Company stock	44.8	43.1
Weighted average life of options, in years	5.8	7.0

The fair value of each option award is estimated, with the assistance of an outside consulting service. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. The expected volatility is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term of options granted is estimated considering the vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R.

A summary of the Company’s stock option activity and related information for the quarter ended February 28, 2006 is as follows:

	Shares	Weighted- Average Price
Outstanding at November 30, 2005	5,193,635	$7.70
Granted	2,000	$4.77
Forfeited or expired	(46,689)	$7.67
Exercised	(126,625)	$4.69

Outstanding at February 28, 2006	5,022,321	$7.78

The weighted average grant date fair values of options granted during the first fiscal quarters of 2006 and 2005 were $2.31 and $2.60, respectively.

Note F – Stock-Based Employee Compensation (Continued)

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at February 28, 2006 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$3.09 — $4.99	766,000	$4.14	6.9	739,500	$4.13
$5.00 — $5.99	490,550	$5.25	5.3	450,800	$5.22
$6.00 — $6.99	483,950	$6.53	4.1	479,700	$6.53
$7.00 — $7.99	789,187	$7.56	3.2	789,187	$7.56
$8.00 — $8.99	1,920,780	$8.49	3.7	1,920,780	$8.49
$9.00 — $14.37	571,854	$13.82	2.0	571,854	$13.82

Total	5,022,321	$7.78	4.1	4,951,821	$7.82

Restricted stock grants consist of the Company’s common stock. The Board set a two year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

A summary of the Company’s restricted stock activity and related information for the quarter ended February 28, 2006 is as follows:

	Shares	Weighted- Average Grant Date Value
Unvested at November 30, 2005	261,225	$5.42
Granted	—	—
Vested	(76,675)	$5.21
Forfeited	(1,850)	$5.16

Unvested at February 28, 2006	182,700	$5.51

The adoption of SFAS No. 123R did not have a material effect on the Company’s first fiscal quarter 2006 reported operating loss, net loss and basic and diluted net loss per share. No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss position with tax NOL carryforwards as described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as filed with the SEC.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.2 million and $0.3 million during the first fiscal quarters of 2006 and 2005, respectively.

As of February 28, 2006, there was $0.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements.

During the first fiscal quarter of 2006, cash received from options exercised was $0.6 million.

Note G – Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended February 28,
	2006	2005
Net loss	$(4.3)	$(10.9)
Foreign currency translation adjustment, net of tax	(.9)	.7

Comprehensive loss	$(5.2)	$(10.2)

Note H – Employee Benefit Plans

The following table sets forth a reconciliation of the components of net periodic benefit costs for the Company’s retirement programs:

	Pension Plans		Health Care Plans
Three months ended February 28, 2006 and 2005	2006	2005	2006	2005
Service costs	$1.2	$.9	$.1	$.1
Interest costs	2.8	2.9	.3	.6
Expected return on assets	(2.9)	(3.9)	—	—
Amortization of prior service costs	.3	.2	(.6)	(.3)

Net periodic cost	$1.4	$.1	$(.2)	$.4

Based on current pension asset performance, interest rate and discount rate assumptions, the Company does not anticipate making cash contributions to the pension fund during fiscal 2006.

The Company also sponsors a defined contribution pension plan. Participation in this plan is available to substantially all U.S. based salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. The cost of this plan was approximately $0.5 million and $0.4 million for the three months ended February 28, 2006 and 2005, respectively.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes a percentage of the employees’ wages depending upon the age of the employee. The cost of this plan for the three month periods ended February 28, 2006 and 2005 was approximately $0.1 million and $0.2 million, respectively.

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

The following table summarizes the Company’s accruals related to restructuring and severance activities:

	November 30, 2005	Three Months Ended February 28, 2006		February 28, 2006
		Provision	Payments
Performance Chemicals	$.2	$—	$.1	$.1
Decorative Products	.5	—	.4	.1
Building Products	—	—	—	—
Corporate	—	—	—	—

Total	$.7	$—	$.5	$.2

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

The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl and paper laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, industrial films and manufactured housing.

The Decorative Products segment consists of three product lines. The Commercial Wallcoverings product line applications include refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets. The Coated Fabrics product line applications include residential furniture, commercial furniture, marine and transportation seating, interior construction and soft top covers. The Laminates product line applications include manufactured housing, recreational vehicle interiors, kitchen and bath cabinets, residential furniture, office furniture, consumer electronics, interior partitions, retail display and floor and ceiling tile.

The Building Products segment provides single-ply roofing systems for the replacement and new commercial roofing markets. The roofing systems are used for various structures including office complexes, health care facilities, shopping malls, stadiums, schools, manufacturing and warehouse facilities and government buildings.

The Company’s operations are located primarily in the United States and Europe. No one customer accounted for 10% or more of consolidated sales.

Segment operating profit for the first fiscal quarter of 2005 was impacted by certain items which management excludes when evaluating the results of the Company’s segments. These items include work stoppage costs of $1.7 million and restructuring and severance costs of $4.3 million.

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

Note K – Business Segment Information (Continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated (loss) before income taxes.

	Three Months Ended February 28,
	2006	2005
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$72.1	$69.0
Specialty Chemicals	37.2	33.1

Total Performance Chemicals	$109.3	$102.1

Decorative Products
Commercial Wallcoverings	$25.4	$25.8
Coated Fabrics	18.7	21.3
Laminates	16.4	13.3

Total Decorative Products	$60.5	$60.4

Building Products	$23.2	$25.5

Total Net Sales	$193.0	$188.0

Segment Operating Profit (Loss)
Performance Chemicals	$5.2	$3.5
Decorative Products	1.2	(6.5)
Building Products	(.7)	(.3)

Total Segment Operating Profit (Loss)	$5.7	$(3.3)
Interest expense	(5.2)	(5.4)
Corporate expense	(4.8)	(2.2)

Loss Before Income Taxes	$(4.3)	$(10.9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers and specialty chemicals, decorative and functional surfaces and single-ply roofing systems for a variety of commercial, industrial and residential end uses. The Company operates in three reportable business segments: Performance Chemicals, Decorative Products and Building Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor care, masking tape, tires, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl and paper laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, industrial films and manufactured housing. The Building Products segment provides single-ply roofing systems for the replacement and new commercial roofing markets. The roofing systems are used for various structures including office complexes, health care facilities, shopping malls, stadiums, schools, manufacturing and warehouse facilities and government buildings.

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

Management discusses the Company’s operating performance by reportable business segment. Segment information has been prepared in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures About Segments of an Enterprise and Related Information.” The Company’s three reportable segments were determined based on products and services provided by each operating segment. Accounting policies of the segments are the same as those described in Note A – Basis of Presentation. For a reconciliation of the Company’s segment operating performance information, please refer to Note K of the Company’s Consolidated Financial Statements.

Key Indicators

Key economic measures relevant to the Company include coated paper production, print advertising spending, U.S. commercial real estate and hotel occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes and forecasts of raw material pricing for certain petrochemical feed stocks. Key OEM industries which provide a general indication of demand drivers to the Company include paper, housing and commercial building construction, furniture manufacturing and flooring manufacturing. Although these measures provide key information on trends relevant to the Company, the Company does not have available a more direct correlation of leading indicators, especially in commercial refurbishment, which can provide a forward-looking view of demand levels in the markets which ultimately use the Company’s products.

Key operating measures utilized by the business segments include orders, sales, working capital turnover, inventory, productivity, and fill-rates which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

Key financial measures utilized by the Company’s management and business segments in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, operating profit before excluded items, adjusted earnings before interest, taxes, depreciation and amortization, as set forth in the Company’s senior secured revolving credit facility (Adjusted EBITDA), working capital, operating cash flows and capital expenditures, including applicable ratios such as inventory turnover, average working capital and return on sales. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Results of Operations for the Three Months Ended February 28, 2006 and 2005

The Company’s net sales for the three months ended February 28, 2006 were $193.0 million compared to $188.0 million for the three months ended February 28, 2005. The Company’s Performance Chemicals business segment experienced a 7.1% revenue increase, while the Decorative Products segment’s revenues were slightly higher by 0.2% and the Building Products segment’s revenue decreased by 9.0%. Included in Decorative Products net sales for fiscal 2005 were $2.5 million of net sales relating to the Company’s former wallcovering distribution facility, which the Company exited in the first quarter of fiscal 2005. Excluding these sales, net sales for the Decorative Products segment increased 4.5%.

The Company generated a segment operating profit of $5.7 million in the first quarter of fiscal 2006 compared to a segment operating loss of $3.3 million in the first quarter of fiscal 2005. Operating margins in the first quarter of fiscal 2006 were 3.0% compared to (1.8)% in the same period of fiscal 2005. The increase in segment operating profit was primarily due to pricing actions of $6.6 million, and a reduction in manufacturing and SG&A costs of $6.5 million due to manufacturing efficiencies, a reduction in employees and improved cost control, partially offset by higher raw material costs of $7.1 million, higher non-cash pension expense of $1.3 million and higher utility and transportation costs of $1.7 million. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first quarter of fiscal 2005 included work stoppage costs of $1.7 million, and restructuring and severance charges of $4.3 million primarily relating to the closure of the Company’s wallcovering distribution facility in Massachusetts.

The Company had a net loss of $4.3 million in the first quarter of fiscal 2006, or a net loss of $0.10 per diluted share, compared to a net loss of $10.9 million in the first quarter of fiscal 2005, or a net loss of $0.27 per diluted share.

Performance Chemicals

Performance Chemicals’ net sales increased 7.1% to $109.3 million during the first quarter of fiscal 2006 compared to $102.1 million during the first quarter of fiscal 2005, driven by product pricing actions of $6.5 million and volume increases of $0.7 million. Net sales for the Paper and Carpet chemicals product line increased 4.5% to $72.1 million during the first quarter of fiscal 2006 compared to $69.0 million during the first quarter of fiscal 2005 primarily as a result of pricing actions of $3.5 million, partially offset by volume declines of $0.4 million. Net sales for the Specialty Chemicals product line increased 12.4% to $37.2 million during the first quarter of fiscal 2006 compared to $33.1 million during the first quarter of fiscal 2005, primarily due to pricing actions of $3.0 million and volume increases of $1.1 million.

This segment generated an operating profit of $5.2 million for the first quarter of fiscal 2006 compared to $3.5 million in the first quarter of fiscal 2005. The increase in segment operating profit resulted primarily from sales price increases of $6.5 million and manufacturing and SG&A cost reductions of $0.9 million, partially offset by higher raw material costs of $4.7 million, higher utility costs of $1.0 million and higher non-cash pension expense of $0.3 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first quarter of fiscal 2005 include restructuring and severance charges of $0.3 million resulting primarily from workforce reductions.

Decorative Products

Decorative Products’ net sales increased to $60.5 million for the first quarter of fiscal 2006 as compared to $60.4 million in the first quarter of fiscal 2005. Included in net sales for the first quarter of fiscal 2005 were $2.5 million of net sales reported as Commercial Wallcovering net sales, relating to the Company’s former wallcovering distribution facility. Excluding the net sales of the former wallcovering distribution facility, Commercial Wallcoverings’ first quarter fiscal 2006 net sales were $2.1 million, or 9.0%, higher than the first quarter of fiscal 2005 primarily due to higher volumes, partially offset by $1.0 million of unfavorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line decreased $2.6 million to $18.7 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 at $21.3 million, primarily as a result of lower demand in residential upholstery and pool liner, offset by increases in marine and auto aftermarket products. Net sales for the Laminates product line increased 23.3% to $16.4 million in the first quarter of fiscal 2006 compared to $13.3 million in the first quarter of fiscal 2005, primarily due to higher volumes in kitchen and bath, partially offset by lower volumes in consumer electronics and ready-to-assemble furniture.

This segment generated an operating profit of $1.2 million during the first quarter of fiscal 2006 compared to an operating loss of $6.5 million during the first quarter of fiscal 2005. The improvement in the segment operating loss was primarily due to a reduction in SG&A and legal expenses of $2.5 million, manufacturing cost and productivity improvements of $2.0 million, volume increases of $1.0 million and product pricing increases of $0.2 million, partially offset by higher raw material costs of $2.4 million, higher non-cash pension expense of $0.8 million and higher utility costs of $0.5 million. The segment operating profit also includes items which management excludes when evaluating results of the Company’s segments. Those items for the first quarter of fiscal 2005 include restructuring and severance charges of $4.0 million and work stoppage costs of $1.7 million related to a work stoppage at its Jeannette, Pennsylvania facility. The restructuring and severance charges were due to the closure of the Company’s wallcovering distribution facility.

Building Products

Building Products’ net sales decreased 9.0% to $23.2 million during the first quarter of fiscal 2006 from $25.5 million in the first quarter of fiscal 2005. Pricing actions of $2.2 million were offset by lower volume of $4.5 million. Weaker volumes of polyvinyl chloride (PVC) membrane systems and polyisocyanurate (ISO) insulation were partially offset by growth in thermoplastic polyolefin (TPO) membrane systems primarily distributed through private label customers.

Segment operating loss was $0.7 million during the first quarter of fiscal 2006 compared to an operating loss of $0.3 million during the first quarter of fiscal 2005. The increase in segment operating loss was due primarily to higher raw material costs of $0.8 million and higher warranty and other costs of $0.2 million, partially offset by lower manufacturing costs of $0.6 million.

Corporate

Interest expense for the first quarter of fiscal 2006 of $5.2 million was $0.2 million lower than the first quarter of fiscal 2005 primarily due to lower applicable interest rate spreads, partially offset by higher average interest rates as a result of Federal Reserve actions.

Corporate expenses were $4.8 million during the first quarter of fiscal 2006 as compared to $2.2 million during the first quarter of fiscal 2005 primarily due to higher incentive and deferred compensation plan expense related to a 29% increase in the Company’s stock price during the quarter and costs related to a supplier payment dispute which is to be arbitrated.

Financial Resources and Capital Spending

The following table reflects key cash flow measures:

	Fiscal Quarters Ending February 28,
(Dollars in millions)	2006	2005	Change
Cash used in operating activities	$(13.5)	$(23.5)	$10.0
Cash used in investing activities	$(1.6)	$(2.6)	$1.0
Cash provided by financing activities	$16.4	$23.4	$(7.0)
Increase (decrease) in cash and cash equivalents	$1.4	$(2.7)	$4.1

Cash used by operating activities was $13.5 million in the first quarter of fiscal 2006, compared to $23.5 million in the first quarter of fiscal 2005. Cash used by operations improved in fiscal 2006 primarily due to the improvement in operating income.

In the first quarter of fiscal 2006, $1.6 million was used for investing activities, as compared to $2.6 million in the first quarter of fiscal 2005, both of which primarily consisted of capital expenditures. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in fiscal 2006 to be approximately $18 million. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash provided by financing activities in the first quarters of fiscal 2006 and 2005 of $16.4 million and $23.4 million, respectively, were primarily related to borrowings under the revolving credit facility. Total debt was $192.2 million as of February 28, 2006, compared to $176.4 million as of November 30, 2005 and $204.2 million as of February 28, 2005.

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

In addition, on May 28, 2003, the Company entered into a $100 million, senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet financial covenants relating to minimum excess availability. During 2005, terms of the Facility were extended to November 30, 2009. Under the Facility, the Company must maintain an average excess availability of $20 million and at February 28, 2006, the Company was in compliance with this requirement.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 0.25% at February 28, 2006. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 1.75% at February 28, 2006. The Facility’s average borrowing rate at February 28, 2006 was 6.4%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.25% at February 28, 2006.

At February 28, 2006, the amount borrowed and the available balance under the Facility were $27.2 million and $60.3 million, respectively. The Company had $3.3 million of standby letters of credit outstanding as of February 28, 2006. At February 28, 2006, the Company’s total debt outstanding was $192.2 million.

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

Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to compliance with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2006 reflects an accrual for environmental remediation of $0.7 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note C to the Unaudited Interim Consolidated Financial Statements, a portion of the Company’s debt, $27.2 million at February 28, 2006, which is the debt under the senior secured revolving credit facility, matures in the year 2009 and is variable. The average variable interest rate applicable to this debt was 6.4% as of February 28, 2006. Based on debt levels as of February 28, 2006, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.3 million annually. The senior secured revolving credit facility bears interest at variable rates and therefore, its carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. The Company has experienced an accumulated gain of $0.3 million as of February 28, 2006, primarily due to the favorable currency conversion of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 28, 2006, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended February 28, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OMNOVA SOLUTIONS INC.

Date: April 6, 2006	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: April 6, 2006	By	/s/ James C. LeMay
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