Form 10-Q
period 2006-05-31
OMNOVA SOLUTIONS INC
filed 2006-06-27
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2006	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At May 31, 2006, there were 41,522,662 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net Sales	$204.6	$209.3	$397.7	$397.3

Costs and Expenses
Cost of goods sold	159.2	163.8	314.6	314.6
Selling, general and administrative	30.8	29.5	60.8	61.8
Depreciation and amortization	5.6	5.8	11.3	11.5
Interest expense	5.2	5.4	10.4	10.8
Equity (earnings) loss in affiliates, net	(1.2)	—	(1.5)	.4
Other expense (income), net	(.4)	.2	1.0	.7
Restructuring and severance	—	1.0	—	4.8

	199.2	205.7	396.6	404.6

Income (Loss) Before Income Taxes	5.4	3.6	1.1	(7.3)
Income tax expense	.1	—	.1	—

Net Income (Loss)	$5.3	$3.6	$1.0	$(7.3)

Basic and Diluted Income (Loss) Per Share
Net Income (Loss) Per Basic and Diluted Share	$.13	$.09	$.02	$(.18)

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Amounts)

	May 31, 2006	November 30, 2005
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$15.2	$9.9
Accounts receivable, net	110.9	111.9
Inventories	48.1	41.0
Deferred income taxes	1.3	1.3
Prepaid expenses and other	4.7	3.0

Total Current Assets	180.2	167.1

Property, plant and equipment	458.5	450.7
Accumulated depreciation	(309.0)	(296.2)

	149.5	154.5
Trademarks and other intangible assets, net	11.7	12.5
Investment in affiliates	18.4	16.5
Other assets	6.5	7.7

Total Assets	$366.3	$358.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current Liabilities
Current portion of long-term debt	$—	$.1
Accounts payable	77.0	80.7
Accrued payroll and personal property taxes	12.0	16.1
Accrued interest	9.4	9.4
Employee benefit obligations	5.9	6.3
Other current liabilities	8.8	8.5

Total Current Liabilities	113.1	121.1

Long-term debt	185.0	176.3
Postretirement benefits other than pensions	43.7	45.6
Pension liability	10.2	7.4
Deferred income taxes	1.3	1.3
Other liabilities	19.4	19.2

Shareholders’ Deficit
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 42.7 million and
42.6 million shares issued as of May 31, 2006 and November 30, 2005, respectively; 41.5 million and 41.2 million shares outstanding as of May 31, 2006 and November 30, 2005, respectively	4.3	4.3
Additional contributed capital	313.2	312.2
Retained deficit	(256.9)	(257.9)
Treasury stock at cost; 1.2 million and 1.4 million shares as of May 31, 2006 and November 30, 2005, respectively	(9.1)	(10.0)
Accumulated other comprehensive loss	(57.9)	(61.2)

Total Shareholders’ Deficit	(6.4)	(12.6)

Total Liabilities and Shareholders’ Deficit	$366.3	$358.3

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Six Months Ended May 31,
	2006	2005
Operating Activities
Net income (loss)	$1.0	$(7.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and loss on sale of fixed assets	11.3	11.0
Undistributed earnings of affiliates	(1.5)	.4
Other	.3	2.0
Changes in operating assets and liabilities:
Current assets	(6.9)	(10.5)
Current liabilities	(7.5)	(9.0)
Other non-current assets	(2.5)	1.5
Other non-current liabilities	3.2	.4

Net Cash Used In Operating Activities	(2.6)	(11.5)

Investing Activities
Capital expenditures	(4.2)	(5.4)

Net Cash Used In Investing Activities	(4.2)	(5.4)

Financing Activities
Long-term debt incurred	391.6	388.7
Long-term debt paid	(383.0)	(371.7)
Other	.7	—

Net Cash Provided By Financing Activities	9.3	17.0
Effect of exchange rate changes on cash	2.8	(.3)

Net Increase (Decrease) In Cash And Cash Equivalents	5.3	(.2)
Cash and cash equivalents at beginning of year	9.9	15.0

Cash And Cash Equivalents At End Of Period	$15.2	$14.8

Supplemental Cash Flows Information
Cash paid:
Interest	$10.3	$10.7
Income taxes	$—	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2006

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

In the opinion of management, these interim consolidated financial statements contain all the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and six month periods ended May 31, 2006 and 2005. The results of operations for the three and six month periods ended May 31, 2006 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

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

	May 31, 2006	November 30, 2005
Raw materials and supplies	$23.2	$19.7
Work-in-process	3.2	3.6
Finished products	60.0	56.2

Approximate replacement cost of inventories	86.4	79.5
LIFO reserves	(27.1)	(26.9)
Other reserves	(11.2)	(11.6)

Inventories	$48.1	$41.0

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

In addition, on May 28, 2003, the Company entered into a $100 million, senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet financial covenants relating to minimum excess availability. During 2005, the terms of the Facility were extended to November 30, 2009. Under the Facility, the Company must maintain an average excess availability of $20 million and at May 31, 2006, the Company was in compliance with this requirement.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 0.25% at May 31, 2006. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 1.75% at May 31, 2006. The Facility’s average borrowing rate at May 31, 2006 was 6.8%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.25% at May 31, 2006.

At May 31, 2006, the amount borrowed and the available balance under the Facility were $20.0 million and $68.7 million, respectively. The Company had $3.4 million of standby letters of credit outstanding as of May 31, 2006.

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

The reconciliation of the warranty reserve for the three and six month periods ended May 31, 2006 and 2005 is as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Beginning balance	$13.1	$12.9	$13.1	$12.9
Warranty provision	.6	.9	1.5	1.7
Warranty payments	(.1)	(.6)	(1.0)	(1.4)

Ending balance	$13.6	$13.2	$13.6	$13.2

Note E – Income (Loss) Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted income (loss) per share and the computation of basic and diluted income (loss) per share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Numerator
Net income (loss)	$5.3	$3.6	$1.0	$(7.3)

	(Shares in millions)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	41.3	40.6	41.2	40.6
Effect of dilutive securities	.4	.1	.3	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	41.7	40.7	41.5	40.6

Basic and Diluted Income (Loss) Per Share
Net income (loss) per basic and diluted share	$.13	$.09	$.02	$(.18)

Options to purchase common stock and unearned restricted stock of the Company totaling 3.9 million shares and 5.2 million shares during the fiscal second quarters of 2006 and 2005, respectively, and 4.0 million and 6.1 million during the first half of fiscal 2006 and 2005, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note F – Share-Based Employee Compensation

The OMNOVA Solutions’ Amended and Restated 1999 Equity and Performance Incentive Plan (the 1999 Plan) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. Subject to certain sublimits specified in the Plan, the 1999 Plan authorizes up to 4.1 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the 1999 Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of May 31, 2006, approximately 0.5 million shares of Company common stock remained available for grants under the 1999 Plan.

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

Prior to December 1, 2005, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The reported share-based compensation expense, net of related tax effects, in the table below represents the amortization of restricted stock grants.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the second quarter and first half of fiscal 2005, the Company’s consolidated net income (loss) and net income (loss) per share would have been the pro forma amounts illustrated as follows:

	Three Months Ended May 31, 2005	Six Months Ended May 31, 2005
Net income (loss) – as reported	$3.6	$(7.3)
Add: Total share-based employee compensation included in reported net income (loss), net of related tax effects	.2	.6
Deduct: Total share-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(.6)	(1.5)

Pro forma net income (loss)	$3.2	$(8.2)

Net income (loss) per share:
Basic and diluted, as reported	$.09	$(.18)
Basic and diluted, pro forma	$.08	$(.20)

Note F – Share-Based Employee Compensation (Continued)

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost in the second fiscal quarter and first half of 2006 includes the portion of awards vested in the period for (1) all share-based payments granted prior to, but not vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated using a Black-Scholes based option valuation model, consistent with the provisions of SFAS No. 123 (Revised) and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the weighted average assumptions in the table below.

The fair value was estimated at the date of grant with the following weighted average assumptions:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Risk free interest rate	4.8%	4.4%	4.7%	4.4%
Dividend yield	—	—	—	—
Expected volatility of market price of Company stock	45.8	43.5	45.4	43.5
Weighted average life of options, in years	5.8	7.0	5.8	7.0

The fair value of each option award is estimated, with the assistance of an outside consulting service. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. The expected volatility is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term of options granted is estimated considering the vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123 (Revised).

A summary of the Company’s stock option activity and related information for the three and six months ended May 31, 2006 is as follows:

	Three Months Ended May 31, 2006		Six Months Ended May 31, 2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5,022,321	$7.78	5,193,635	$7.70
Granted	4,000	$5.88	6,000	$5.51
Forfeited or expired	(98,383)	$8.74	(145,072)	$8.39
Exercised	(17,250)	$4.13	(143,875)	$4.62

Outstanding at May 31, 2006	4,910,688	$7.77	4,910,688	$7.77

The weighted average grant date fair values of options granted during the second fiscal quarters of 2006 and 2005 were $2.94 and $2.43, respectively. The weighted average grant date fair values of options granted during the first halves of fiscal 2006 and 2005 were $2.73 and $2.45, respectively.

Note F – Share-Based Employee Compensation (Continued)

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at May 31, 2006 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$3.09 — $4.99	750,000	$4.14	6.6	729,625	$4.14
$5.00 — $5.99	490,550	$5.25	5.1	453,800	$5.21
$6.00 — $6.99	482,450	$6.53	3.9	476,200	$6.53
$7.00 — $7.99	769,187	$7.56	3.0	769,187	$7.56
$8.00 — $8.99	1,857,559	$8.49	3.4	1,857,559	$8.49
$9.00 — $14.37	560,942	$13.81	1.8	560,942	$13.81

Total	4,910,688	$7.77	3.9	4,847,313	$7.80

Restricted stock grants consist of the Company’s common stock. The Board set a two or three year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

A summary of the Company’s restricted stock activity and related information for the three and six months ended May 31, 2006 is as follows:

	Three Months Ended May 31, 2006		Six Months Ended May 31, 2006
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	182,700	$5.51	261,225	$5.42
Granted	15,374	$5.92	15,374	$5.92
Vested	(500)	$5.09	(77,175)	$5.21
Forfeited	(13,145)	$5.60	(14,995)	$5.55

Unvested at May 31, 2006	184,429	$5.54	184,429	$5.54

The adoption of SFAS No. 123 (Revised) did not have a material effect on the Company’s second fiscal quarter and first half 2006 reported operating income (loss), net income (loss) and basic and diluted net income (loss) per share. No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss position with tax NOL carryforwards as described in the Company’s Annual Report on Form 10-K, for the fiscal year ended November 30, 2005 as filed with the SEC.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.2 million during each of the second fiscal quarters of 2006 and 2005 and $0.4 million and $0.6 million during the first half of fiscal 2006 and 2005, respectively.

As of May 31, 2006, there was $0.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements.

During the first six months of 2006, cash received from options exercised was $0.7 million.

Note G – Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net income (loss)	$5.3	$3.6	$1.0	$(7.3)
Foreign currency translation adjustment, net of tax	2.4	(2.7)	3.3	(2.0)

Comprehensive income (loss)	$7.7	$.9	$4.3	$(9.3)

Note H – Employee Benefit Plans

The following table sets forth a reconciliation of the components of net periodic benefit costs for the Company’s retirement programs:

	Pension Plans		Health Care Plans
Three months ended May 31, 2006 and 2005	2006	2005	2006	2005
Service costs	$1.2	$.9	$.1	$.1
Interest costs	2.8	2.9	.3	.6
Expected return on assets	(2.9)	(4.2)	—	—
Amortization of prior service costs	.3	.5	(.7)	(.3)

Net periodic cost	$1.4	$.1	$(.3)	$.4

	Pension Plans		Health Care Plans
Six months ended May 31, 2006 and 2005	2006	2005	2006	2005
Service costs	$2.3	$1.8	$.2	$.2
Interest costs	5.7	5.7	.6	1.3
Expected return on assets	(5.8)	(8.4)	—	—
Amortization of prior service costs	.6	1.1	(1.3)	(.6)

Net periodic cost	$2.8	$.2	$(.5)	$.9

Based on current pension asset performance, interest rate and discount rate assumptions, the Company does not anticipate making cash contributions to the pension fund until 2010.

The Company also sponsors a defined contribution pension plan. Participation in this plan is available to substantially all U.S. based salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. The cost of this plan was approximately $0.4 million and $0.3 million for the three months ended May 31, 2006 and 2005, respectively, and approximately $0.9 million and $0.7 million for the six months ended May 31, 2006 and 2005, respectively.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes a percentage of the employees’ wages depending upon the age of the employee. The cost of this plan for the three months ended May 31, 2006 and 2005 was approximately $0.1 million each quarter and $0.3 million for each of the six months ended May 31, 2006 and 2005.

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

The following table summarizes the Company’s accruals related to restructuring and severance activities:

	November 30, 2005	Six Months Ended May 31, 2006		May 31, 2006
		Provision	Payments
Performance Chemicals	$.2	$—	$.2	$—
Decorative Products	.5	—	.5	—
Building Products	—	—	—	—
Corporate	—	—	—	—

Total	$.7	$—	$.7	$—

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

Segment operating profit for the second fiscal quarter and first half of 2005 was impacted by certain items which management excludes when evaluating the results of the Company’s segments. These items include restructuring and severance costs of $0.9 million in the second quarter of 2005 and work stoppage costs of $1.7 million and restructuring and severance costs of $5.2 million during the first half of 2005.

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

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income (loss) before income taxes.

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$72.9	$78.2	$145.0	$147.2
Specialty Chemicals	38.5	39.9	75.8	73.0

Total Performance Chemicals	$111.4	$118.1	$220.8	$220.2

Decorative Products
Commercial Wallcoverings	$25.1	$22.8	$50.4	$48.6
Coated Fabrics	21.4	23.9	40.1	45.2
Laminates	19.9	15.3	36.3	28.6

Total Decorative Products	$66.4	$62.0	$126.8	$122.4

Building Products	$26.8	$29.2	$50.1	$54.7

Total Net Sales	$204.6	$209.3	$397.7	$397.3

Segment Operating Profit
Performance Chemicals	$8.9	$11.0	$14.1	$14.5
Decorative Products	4.7	.6	5.9	(5.9)
Building Products	.2	.3	(.5)	—

Total Segment Operating Profit	$13.8	$11.9	$19.5	$8.6
Interest expense	(5.2)	(5.4)	(10.4)	(10.8)
Corporate expense	(3.2)	(2.9)	(8.0)	(5.1)

Income (Loss) Before Income Taxes	$5.4	$3.6	$1.1	$(7.3)

The following table sets forth certain financial information relating to the Company’s unconsolidated Asian joint ventures:

CPPC - Decorative Products Co., Ltd.
Net sales	$9.6	$10.7	$18.9	$22.0
Gross profit	$.6	$1.9	$2.2	$3.0
Operating income (loss)	$.3	$(.5)	$.1	$(1.4)
Net income (loss)	$.3	$(.5)	$.1	$(1.4)

CG - OMNOVA Decorative Products (Shanghai) Co., Ltd.
Net sales	$13.7	$8.9	$24.1	$17.4
Gross profit	$3.0	$1.2	$4.8	$2.3
Operating income	$2.3	$.6	$3.3	$.9
Net income	$2.1	$.5	$2.9	$.8

Note L – Income Taxes

The Company recorded a tax expense of $0.1 million during the first six months of fiscal 2006 relating to foreign income taxes, and did not record any amount during the first six months of fiscal 2005. The Company’s estimated effective income tax rate of 9% is substantially less than its federal statutory rate of 35% primarily due to the utilization of a portion of the Company’s net operating loss carryforwards that were previously offset by a valuation allowance.

As of November 30, 2005, the Company had approximately $113.8 million of domestic federal net operating losses (NOL’s) and $216 million of state and local NOL’s with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOL’s expire in the years 2020 through 2025. Due to the Company’s recent history of cumulative losses, the Company has provided a valuation allowance of approximately $112.2 million against its net deferred tax assets due to the uncertainty of recovery of such assets.

Note M – Subsequent Event

In June 2006, the Company settled and received a reimbursement of $1.2 million relating to a supplier payment dispute which had been previously recorded as an expense in the first quarter of 2006. The reimbursement will be recorded in other (income) expense, net in the third quarter of 2006.

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

Key Indicators

Key economic measures relevant to the Company include coated paper production, print advertising spending, U.S. commercial real estate and hotel occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes and forecasts of raw material pricing for certain petrochemical feed stocks. Key OEM industries which provide a general indication of demand drivers to the Company include paper, commercial building, housing and construction, furniture manufacturing and flooring manufacturing. Although these measures provide key information on trends relevant to the Company, the Company does not have available a more direct correlation of leading indicators, especially in commercial refurbishment, which can provide a forward-looking view of demand levels in the markets which ultimately use the Company’s products.

Key operating measures utilized by the business segments include orders, sales, working capital turnover, inventory, productivity, cash flow and fill-rates which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

Key financial measures utilized by the Company’s management and business segments in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, operating profit before excluded items, adjusted earnings before interest, taxes, depreciation and amortization, as set forth in the Company’s senior secured revolving credit facility (Adjusted EBITDA), working capital, operating cash flows, financial leverage and capital expenditures, including applicable ratios such as inventory turnover, average working capital and return on sales. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Results of Operations for the Three and Six Months Ended May 31, 2006 and 2005

The Company’s net sales for the three months ended May 31, 2006 were $204.6 million compared to $209.3 million for the three months ended May 31, 2005. The Decorative Products segment experienced a revenue increase of 7.1%, while the Performance Chemicals and Building Products segments experienced decreases of 5.7% and 8.2%, respectively.

Net sales for the six months ended May 31, 2006 were $397.7 million compared to $397.3 million for the six months ended May 31, 2005. Included in Decorative Products net sales for the first half of 2005 were $2.7 million of net sales relating to the Company’s former wallcovering distribution facility, which the Company exited in the first quarter of fiscal 2005.

The Company had a segment operating profit of $13.8 million in the second quarter of fiscal 2006 compared to a segment operating profit of $11.9 million in the same period in fiscal 2005. Operating margins in the second quarter of fiscal 2006 were 6.7% compared to 5.7% in the same period of fiscal 2005. The increase in segment operating profit was primarily due to improved profitability at the Decorative Products segment and cost reductions which offset higher non-cash pension, transportation and utilities expenses. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the second quarter of fiscal 2005 included restructuring and severance charges of $0.9 million resulting primarily from previously announced workforce reductions.

The Company had a segment operating profit of $19.5 million in the first half of fiscal 2006 compared to a segment operating profit of $8.6 million in the first half of fiscal 2005. The increase in segment operating profit was primarily due to improved profitability at the Decorative Products segment, pricing actions and cost reductions which offset higher raw materials costs and higher non-cash pension, transportation and utilities expenses. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first half of fiscal 2005 included $1.7 million for a work stoppage and restructuring and severance charges of $5.2 million resulting primarily from the exit of the Company’s wallcovering distribution business and other workforce reduction initiatives.

Performance Chemicals

Performance Chemicals’ net sales decreased 5.7% to $111.4 million during the second quarter of fiscal 2006 compared to $118.1 million during the second quarter of fiscal 2005, driven by lower volume of $9.8 million due to the timing of several customer transitions, partially offset by product pricing actions of $3.1 million. Net sales for the Paper and Carpet chemicals product line decreased to $72.9 million during the second quarter of fiscal 2006 compared to $78.2 million during the second quarter of fiscal 2005, primarily as a result of lower volume of $5.7 million partially offset by pricing actions of $0.3 million. Net sales for the Specialty Chemicals product line decreased to $38.5 million during the second quarter of fiscal 2006 compared to $39.9 million during the second quarter of fiscal 2005, primarily due to lower volume of $4.1 million, partially offset by pricing actions of $2.8 million.

This segment generated an operating profit of $8.9 million for the second quarter of fiscal 2006 compared to $11.0 million in the second quarter of fiscal 2005. The decrease in segment operating profit was due to lower sales volume of $2.9 million, higher raw material costs of $2.4 million, higher utilities cost of $0.5 million and higher non-cash pension expense of $0.3 million, partially offset by pricing actions of $3.1 million and cost reductions of $0.5 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the second quarter of fiscal 2005 include restructuring and severance charges of $0.4 million resulting primarily from workforce reductions.

Performance Chemicals’ net sales increased slightly to $220.8 million during the first half of fiscal 2006 compared to $220.2 million during the first half of fiscal 2005, driven by product pricing actions of $9.6 million partially offset by lower volume of $9.1 million. Net sales for the Paper and Carpet chemicals product line decreased 1.5% to $145.0 million during the first half of fiscal 2006 compared to $147.2 million during the first half of fiscal 2005 primarily as a result of lower volumes due to the timing of several customer transitions partially offset by pricing actions of $3.8 million. Net sales for the Specialty Chemicals product line increased 3.8% to $75.8 million during the first half of fiscal 2006 compared to $73.0 million during the first half of fiscal 2005, primarily due to pricing actions of $5.8 million partially offset by lower volume of $3.0 million.

This segment generated an operating profit of $14.1 million for the first half of fiscal 2006 compared to $14.5 million in the first half of fiscal 2005. The lower segment operating profit was due to higher raw material costs of $7.1 million, lower volumes of $2.7 million, higher utility and transportation costs of $1.9 million and higher non-cash pension expense of $0.7 million partially offset by pricing actions of $9.6 million and cost reductions of $1.7 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first half of 2005 were restructuring and severance charges of $0.7 million resulting primarily from workforce reductions.

Decorative Products

Decorative Products net sales increased by 7.1% to $66.4 million in the second quarter of fiscal 2006 from $62.0 million in the second quarter of fiscal 2005. Commercial Wallcovering net sales of $25.1 million during the second quarter of fiscal 2006 were 10.1%, or $2.3 million higher than the second quarter of fiscal 2005, primarily as a result of higher volume in the domestic wallcovering market, partially offset by $0.8 million due to the unfavorable foreign currency translation from the British Pound Sterling and the Euro during the second quarter of fiscal 2006. Net sales for the Coated Fabrics product line decreased 10.5% to $21.4 million during the second quarter of fiscal 2006 compared to $23.9 million during the second quarter of fiscal 2005, primarily as a result of lower volume in residential furniture and pool liners, which was partially offset by increases in transportation, kitchen and bath and manufactured housing. Net sales for the Laminates product line increased 30.1% to $19.9 million during the second quarter of fiscal 2006 compared to $15.3 million during the second quarter of fiscal 2005 primarily due to higher volumes.

This segment incurred an operating profit of $4.7 million during the second quarter of fiscal 2006 compared to an operating profit of $0.6 million during the second quarter of fiscal 2005. The increase in profit for the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 was due to higher volume of $1.9 million, income from the Company’s joint ventures of $1.2 million, pricing actions of $1.0 million, and operating cost reductions of $1.4 million, partially offset by higher non-cash pension expense of $0.8 million and higher raw material costs of $1.1 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the second fiscal quarter of 2005 are restructuring and severance charges of $0.5 million resulting primarily from workforce reductions.

Decorative Products net sales increased by 3.6% to $126.8 million in the first half of fiscal 2006 from $122.4 million in the first half of fiscal 2005. Included in 2005 are $2.7 million of net sales reported as Commercial Wallcovering net sales, relating to the Company’s former wallcovering distribution business mentioned previously. Commercial Wallcovering net sales of $50.4 million during the first half of fiscal 2006 were $4.5 million higher than the first half of fiscal 2005, excluding the former wallcovering distribution business net sales, primarily as a result of higher volume, partially offset by $1.8 million due to the unfavorable foreign currency translation from the British Pound Sterling and the Euro during the first half of fiscal 2006. Net sales for the Coated Fabrics product line decreased 11.3% to $40.1 million during the first half of fiscal 2006 compared to $45.2 million during the first half of fiscal 2005, primarily as a result of lower volume in residential furniture and pool liners, which was partially offset by increases in transportation, kitchen and bath and manufactured housing. Net sales for the Laminates product line increased 26.9% to $36.3 million during the first half of fiscal 2006 compared to $28.6 million during the first half of fiscal 2005.

This segment incurred an operating profit of $5.9 million during the first half of fiscal 2006 compared to an operating loss of $5.9 million during the first half of fiscal 2005. The improvement for the first half of fiscal 2006, as compared to the first half of fiscal 2005 is primarily due to cost reductions of $5.9 million, higher volume of $2.9 million, income from the Company’s joint ventures of $1.5 million and product pricing actions of $1.2 million, partially offset by higher raw material costs of $3.5 million and higher non-cash pension costs of $1.5 million and higher transportation and utilities costs of $0.8 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first half of fiscal 2006 were charges of $1.7 million for a work stoppage at the Company’s manufacturing facility in Jeannette, Pennsylvania and restructuring and severance charges of $4.5 million resulting primarily from the exit of the Company’s wallcovering distribution business and workforce reduction initiatives.

Building Products

Building Products’ net sales decreased 8.2% to $26.8 million during the second quarter of fiscal 2006 from $29.2 million in the second quarter of fiscal 2005. This decrease is due to lower volume of $3.6 million, partially offset by pricing actions of $1.2 million. Interruptions to distribution and adverse weather in some regions contributed to the lower volume. Segment operating profit was $0.2 million during the second quarter of fiscal 2006 compared to an operating profit of $0.3 million during the second quarter of fiscal 2005. This decrease is primarily due to higher raw material and purchased product costs of $0.7 million partially offset by lower warranty costs of $0.4 million and pricing actions of $0.2 million.

Building Products’ net sales decreased 8.4% to $50.1 million during the first half of fiscal 2006 from $54.7 million in the first half of fiscal 2005. This decrease is primarily due to lower volumes partially offset by pricing actions of $3.4 million. Segment operating loss was $0.5 million during the first half of fiscal 2006 compared to a breakeven position during the first half of fiscal 2005. This decrease is primarily due to higher raw material and purchased product costs of $3.5 million, partially offset by pricing actions of $1.5 million, cost reductions of $0.6 million and lower warranty costs of $0.2 million.

Corporate

Interest expense for the second quarter and first six months of fiscal 2006 was $5.2 million and $10.4 million, respectively, compared to $5.4 million and $10.8 million for the second quarter and first six months of fiscal 2005, respectively. The decrease is primarily due to lower average debt and applicable interest rate spreads, partially offset by higher interest rates as a result of Federal Reserve actions.

Corporate expenses were $3.2 million and $8.0 million during the second quarter and first six months of fiscal 2006, respectively, compared to $2.9 million and $5.1 million during the second quarter and first six months of fiscal 2005, respectively. For the quarter, the increase was primarily due to higher incentive and deferred compensation plan expense compared to prior year. For the first six months, the increase was primarily due to higher incentive and deferred compensation plan expense as noted above and costs related to a supplier dispute.

The Company recorded a tax expense of $0.1 million during the first six months of fiscal 2006 relating to foreign income taxes, and did not record any amount during the first six months of fiscal 2005. The Company’s estimated effective income tax rate of 9% is substantially less than its federal statutory rate of 35% primarily due to the utilization of a portion of the Company’s net operating loss carryforwards that were previously offset by a valuation allowance.

As discussed in Footnote L - Income Taxes, as of November 30, 2005, the Company had approximately $113.8 million of domestic federal net operating losses with a carryforward period of approximately 20 years.

In June 2006, the Company settled and received a reimbursement of $1.2 million relating to a supplier payment dispute which had been previously recorded as an expense in the first quarter of 2006. The reimbursement will be recorded in other (income) expense, net in the third quarter of 2006.

Financial Resources and Capital Spending

The following table reflects key cash flow measures:

(Dollars in millions)	Six Months Ended May 31,
	2006	2005	Change
Cash used in operating activities	$(2.6)	$(11.5)	$8.9
Cash used in investing activities	$(4.2)	$(5.4)	$1.2
Cash provided by financing activities	$9.3	$17.0	$(7.7)
Increase (decrease) in cash and cash equivalents	$5.3	$(.2)	$5.5

Cash used by operating activities was $2.6 million in the first half of fiscal 2006, compared to $11.5 million in the first half of fiscal 2005. Cash used by operations declined in fiscal 2006 primarily due to the improvement in operating income.

In the first half of fiscal 2006, $4.2 million was used for investing activities, as compared to $5.4 million in the first half of fiscal 2005, both of which primarily consisted of capital expenditures. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in fiscal 2006 to be approximately $15 million. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash provided by financing activities in the first half of fiscal 2006 and 2005 of $9.3 million and $17.0 million, respectively, were primarily related to borrowings under the revolving credit facility. Total debt was $185.0 million as of May 31, 2006, compared to $176.4 million as of November 30, 2005 and $197.8 million as of May 31, 2005.

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

In addition, on May 28, 2003, the Company entered into a $100 million, senior secured revolving credit facility (Facility). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet financial covenants relating to minimum excess availability. During 2005, terms of the Facility were extended to November 30, 2009. Under the Facility, the Company must maintain an average excess availability of $20 million and at May 31, 2006, the Company was in compliance with this requirement.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 0.25% at May 31, 2006. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 1.75% at May 31, 2006. The Facility’s average borrowing rate at May 31, 2006 was 6.8%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.25% at May 31, 2006.

At May 31, 2006, the amount borrowed and the available balance under the Facility were $20.0 million and $68.7 million, respectively. The Company had $3.4 million of standby letters of credit outstanding as of May 31, 2006. At May 31, 2006, the Company’s total debt outstanding was $185.0 million.

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

Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005 as filed with the SEC. Other than the adoption of SFAS No. 123 (Revised) “Share-Based Payment,” the Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Share-Based Employee Compensation

Prior to December 1, 2005, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, the disclosures only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised), “Share-Based Payment” using the modified prospective method. Under this method, compensation cost after December 1, 2005 includes the portion vested in the period for (1) all share-based payments granted prior to, but not vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated using a Black-Scholes based option valuation model, consistent with the provisions of SFAS No. 123 (Revised) and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, “Share-Based Payment.” The Company recognizes share-based compensation net of an estimated forfeiture rate and only recognizes compensation expense for those shares expected to vest. Compensation expense is recognized over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its share-based compensation expense could be materially different in the future. See Note F to the Consolidated Financial Statements for a further discussion on share-based compensation.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to compliance with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2006 reflects an accrual for environmental remediation of $0.7 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Employee Matters

The Company employs approximately 1,800 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 30%, or approximately 530, of the Company’s employees are covered by collective bargaining agreements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note C to the Unaudited Interim Consolidated Financial Statements, a portion of the Company’s debt, $20.0 million at May 31, 2006, which is the debt under the senior secured revolving credit facility, matures in the year 2009 and is variable. The average variable interest rate applicable to this debt was 6.8% as of May 31, 2006. Based on the debt levels as of May 31, 2006, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.2 million annually. The senior secured revolving credit facility bears interest at variable rates and, therefore, its carrying value approximates fair value.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. The Company has experienced an accumulated gain of $2.7 million as of May 31, 2006, primarily due to the favorable currency translation of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2006, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended May 31, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on March 23, 2006, holders of OMNOVA Solutions Common Stock elected Kevin M. McMullen and R. Byron Pipes as directors to serve three-year terms expiring in 2009.

Shareholders also ratified the appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for fiscal 2006.

Following are the final results of the votes cast:

a) Election of Directors:

	For	Withheld	Broker Non-votes
Kevin M. McMullen	39,119,736	420,970	-0-
R. Byron Pipes	39,135,494	405,212	-0-

Ratification of the appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm:

For: 39,338,333	Against: 166,281	Abstain: 36,092	Broker Non-votes: -0-

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

OMNOVA SOLUTIONS INC.

Date: June 27, 2006	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: June 27, 2006	By	/s/ James C. LeMay
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