Form 10-Q
period 2006-08-31
OMNOVA SOLUTIONS INC
filed 2006-10-10
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2006	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At August 31, 2006, there were 41,883,933 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Table of C ontents

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31.
	2006	2005	2006	2005
Net Sales	$208.8	$207.0	$606.4	$604.3

Costs and Expenses
Cost of goods sold	165.4	164.9	480.1	479.5
Selling, general and administrative	30.4	29.2	91.2	91.0
Depreciation and amortization	5.6	5.8	16.9	17.2
Interest expense	5.1	5.3	15.5	16.1
Equity (earnings) loss in affiliates, net	(.6)	(.3)	(2.1)	.2
Other (income) expense, net	(.4)	.1	.4	.8
Restructuring and severance	—	.6	—	5.4

	205.5	205.6	602.0	610.2

Income (Loss) Before Income Taxes	3.3	1.4	4.4	(5.9)
Income tax expense	—	—	.1	—

Net Income (Loss)	$3.3	$1.4	$4.3	$(5.9)

Basic and Diluted Income (Loss) Per Share
Net Income (Loss) Per Basic and Diluted Share	$.08	$.03	$.10	$(.15)

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Amounts)

	August 31, 2006	November 30, 2005
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$9.6	$9.9
Accounts receivable, net	118.1	111.9
Inventories	47.8	41.0
Deferred income taxes	1.3	1.3
Prepaid expenses and other	3.3	3.0

Total Current Assets	180.1	167.1

Property, plant and equipment	463.5	450.7
Accumulated depreciation	(314.2)	(296.2)

	149.3	154.5
Trademarks and other intangible assets, net	11.3	12.5
Investment in affiliates	18.9	16.5
Other assets	6.2	7.7

Total Assets	$365.8	$358.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current Liabilities
Current portion of long-term debt	$—	$.1
Accounts payable	74.9	80.7
Accrued payroll and personal property taxes	14.4	16.1
Accrued interest	4.7	9.4
Employee benefit obligations	5.8	6.3
Other current liabilities	8.5	8.5

Total Current Liabilities	108.3	121.1

Long-term debt	184.4	176.3
Postretirement benefits other than pensions	42.9	45.6
Pension liability	11.5	7.4
Deferred income taxes	1.3	1.3
Other liabilities	19.3	19.2

Total Liabilities	367.7	370.9

Shareholders’ Deficit
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 43.1 million and 42.6 million shares issued as of August 31, 2006 and November 30, 2005, respectively; 41.9 million and 41.2 million shares outstanding as of August 31, 2006 and November 30, 2005, respectively	4.3	4.3
Additional contributed capital	313.5	312.2
Retained deficit	(253.6)	(257.9)
Treasury stock at cost; 1.2 million and 1.4 million shares as of August 31, 2006 and November 30, 2005, respectively	(8.8)	(10.0)
Accumulated other comprehensive loss	(57.3)	(61.2)

Total Shareholders’ Deficit	(1.9)	(12.6)

Total Liabilities and Shareholders’ Deficit	$365.8	$358.3

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Nine Months Ended August 31,
	2006	2005
Operating Activities
Net income (loss)	$4.3	$(5.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and loss on sale of fixed assets	16.9	16.6
Undistributed earnings of affiliates	(2.1)	—
Other	.8	2.0
Changes in operating assets and liabilities:
Current assets	(12.8)	.8
Current liabilities	(12.0)	(18.4)
Other non-current assets	(1.9)	1.8
Other non-current liabilities	3.3	—

Net Cash Used In Operating Activities	(3.5)	(3.1)

Investing Activities
Capital expenditures	(9.0)	(8.2)
Proceeds from the sale of fixed assets	—	.3

Net Cash Used In Investing Activities	(9.0)	(7.9)

Financing Activities
Long-term debt incurred	590.4	584.2
Long-term debt paid	(582.3)	(577.5)
Other	1.2	.2

Net Cash Provided By Financing Activities	9.3	6.9
Effect of exchange rate changes on cash	2.9	(.4)

Net Decrease In Cash And Cash Equivalents	(.3)	(4.5)
Cash and cash equivalents at beginning of year	9.9	15.0

Cash And Cash Equivalents At End Of Period	$9.6	$10.5

Supplemental Cash Flow Information
Cash paid:
Interest	$20.2	$20.7
Income taxes	$—	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2006

(In Millions of Dollars, Except Per Share Data)

Note A – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the fiscal year ended November 30, 2005, previously filed with the Securities and Exchange Commission (“SEC”).

The balance sheet at November 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and nine month periods ended August 31, 2006 and 2005. The results of operations for the three and nine month periods ended August 31, 2006 are not necessarily indicative, if annualized, of those to be expected for the full fiscal year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

New Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the Company’s consolidated financial statements.

Note A – Basis of Presentation (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the Company’s consolidated financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The Statement requires employers to recognize in their balance sheet the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must also recognize the change in the funded status of the plan in the year in which the change occurs through comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The recognition provisions of this Statement are effective for fiscal years ending after December 15, 2006, however, early application is encouraged. The measurement provision of this Statement will be effective for fiscal years beginning after December 15, 2008. Again, early application is encouraged. The Company is in the process of determining the impact of this Statement on the Company’s consolidated financial statements.

Note B – Inventories

Inventories are stated at the lower of cost or market value. A portion of the inventories is priced by use of the last-in, first-out (“LIFO”) method using various dollar value pools. Interim LIFO determinations are based on management’s judgments of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method. Components of inventory are as follows:

	August 31, 2006	November 30, 2005
Raw materials and supplies	$21.5	$19.7
Work-in-process	3.3	3.6
Finished products	60.8	56.2

Approximate replacement cost of inventories	85.6	79.5
LIFO reserves	(27.3)	(26.9)
Other reserves	(10.5)	(11.6)

Inventories	$47.8	$41.0

Note C – Long-Term Debt and Credit Lines

On May 28, 2003, the Company issued $165 million of 11 1/4% Senior Secured Notes (“Notes”) due 2010. The Notes are secured by all real property and equipment relating to the Company’s ten principal domestic manufacturing facilities. The Company has the option to redeem the Notes on or after June 1, 2007 at a premium. Interest on the Notes is paid semi-annually on June 1st and December 1st.

In addition, on May 28, 2003, the Company entered into a $100 million senior secured revolving credit facility (“Facility”). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to

Note C – Long-Term Debt and Credit Lines (Continued)

meet financial covenants relating to minimum excess availability. During 2005, the terms of the Facility were extended to November 30, 2009. On September 8, 2006, the Facility was amended to reduce the spreads for borrowed money and commitment fees and to provide the Company with increased flexibility for acquisitions and debt repurchases. Under the Facility, the Company must maintain an average excess availability of $20 million and at August 31, 2006, the Company was in compliance with this requirement.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 0.25% at August 31, 2006. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 1.75% at August 31, 2006. The Facility’s average borrowing rate at August 31, 2006 was 7.4%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.25% at August 31, 2006.

At August 31, 2006, the amount borrowed and the available balance under the Facility were $19.4 million and $78.2 million, respectively. The Company had $3.5 million of standby letters of credit outstanding as of August 31, 2006. At August 31, 2006, the Company’s total debt outstanding was $184.4 million.

Note D – Product Warranties

The Company provides product warranties on its roofing products. The Company’s policy for product warranties is to review the warranty reserve on an ongoing basis for certain specifically identified claims and all new claims and to perform a detailed study of the reserve on a semi-annual basis to adjust for estimated future costs associated with any open warranty year. The reserve is a highly sensitive estimate based on historical warranty costs and failure rates. A change in these factors could result in a significant change in the reserve balance.

The reconciliation of the warranty reserve for the three and nine month periods ended August 31, 2006 and 2005 is as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Beginning balance	$13.6	$13.2	$13.1	$12.9
Warranty provision	.8	.9	2.3	2.6
Warranty payments	(1.1)	(1.1)	(2.1)	(2.5)

Ending balance	$13.3	$13.0	$13.3	$13.0

Note E – Income (Loss) Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted income (loss) per share and the computation of basic and diluted income (loss) per share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Numerator
Net income (loss)	$3.3	$1.4	$4.3	$(5.9)

	(Shares in millions)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	41.4	40.7	41.3	40.6
Effect of dilutive securities	.3	.2	.4	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	41.7	40.9	41.7	40.6

Basic and Diluted Income (Loss) Per Share
Net income (loss) per basic and diluted share	$.08	$.03	$.10	$(.15)

Options to purchase common stock and unearned restricted stock of the Company totaling 4.0 million shares and 5.8 million shares during the fiscal third quarters of 2006 and 2005, respectively, and 3.9 million and 5.9 million during the first nine months of fiscal 2006 and 2005, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note F – Share-Based Employee Compensation

The OMNOVA Solutions’ Amended and Restated 1999 Equity and Performance Incentive Plan (the 1999 Plan) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. Subject to certain sublimits specified in the Plan, the 1999 Plan authorizes up to 4.1 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the 1999 Plan have been granted at exercise prices equal to the closing price of the Company’s common stock on the date of grant. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of August 31, 2006, approximately 0.3 million shares of Company common stock remained available for grants under the 1999 Plan.

Stock options granted under the GenCorp 1993 and 1997 Stock Option Plans (“GenCorp Options”) to OMNOVA Solutions employees and GenCorp employees prior to the spin-off were partially converted into OMNOVA Solutions options and partially into GenCorp options with adjustments to preserve their value. The OMNOVA Solutions options, which were issued pursuant to the conversion process, were granted under the OMNOVA Solutions Inc. Option Adjustment Plan (“the Adjustment Plan”). The Adjustment Plan authorized up to 4.0 million shares of Company common stock solely for the purpose of accomplishing the conversion described above. Shares used may be either newly issued shares or treasury shares or both. No further options may be granted under the Adjustment Plan.

Note F – Share-Based Employee Compensation (Continued)

Prior to December 1, 2005, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, the disclosure only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. The reported share-based compensation expense, net of related tax effects, in the table below represents the amortization of restricted stock grants.

Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the third quarter and first nine months of fiscal 2005, the Company’s consolidated pro forma net income (loss) and net income (loss) per share would have been as follows:

	Three Months Ended August 31, 2005	Nine Months Ended August 31, 2005
Net income (loss) – as reported	$1.4	$(5.9)
Add: Total share-based employee compensation included in reported net income (loss), net of related tax effects	.2	.8
Deduct: Total share-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(.4)	(1.9)

Pro forma net income (loss)	$1.2	$(7.0)

Net income (loss) per share:
Basic and diluted, as reported	$.03	$(.15)
Basic and diluted, pro forma	$.03	$(.17)

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised) using the modified prospective method. Under this method, compensation cost in the third fiscal quarter and first nine months of 2006 includes the portion of awards vested in the period for (1) all share-based payments granted prior to, but not vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated using a Black-Scholes based option valuation model, consistent with the provisions of SFAS No. 123 (Revised) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the weighted average assumptions in the table below.

The fair value of stock options was estimated at the date of grant with the following weighted average assumptions:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Risk free interest rate	—%	4.30%	4.68%	4.36%
Dividend yield	—	—	—	—
Expected volatility of market price of Company stock	—	46.0	45.4	44.2
Weighted average life of options, in years	—	7.0	5.8	7.0

Note F – Share-Based Employee Compensation (Continued)

The fair value of each option award is estimated with the assistance of an outside consulting service. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. The expected volatility is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term of options granted is estimated considering the vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123 (Revised).

A summary of the Company’s stock option activity and related information for the three and nine months ended August 31, 2006 is as follows:

	Three Months Ended August 31, 2006		Nine Months Ended August 31, 2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4,910,688	$7.77	5,193,635	$7.70
Granted	—	$—	6,000	$5.51
Forfeited or expired	(98,000)	$7.90	(243,072)	$8.20
Exercised	(32,000)	$4.21	(175,875)	$4.55

Outstanding at August 31, 2006	4,780,688	$7.79	4,780,688	$7.79

The weighted average grant date fair values of options granted during the third fiscal quarter of 2005 was $2.89. The weighted average grant date fair values of options granted during the first nine months of fiscal 2006 and 2005 were $2.73 and $2.58, respectively.

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at August 31, 2006 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$3.09 — $4.99	719,250	$4.14	6.4	710,375	$4.13
$5.00 — $5.99	488,675	$5.25	4.8	465,925	$5.23
$6.00 — $6.99	458,950	$6.53	3.6	452,950	$6.54
$7.00 — $7.99	749,187	$7.57	2.7	749,187	$7.57
$8.00 — $8.99	1,813,427	$8.49	3.1	1,813,427	$8.49
$9.00 — $14.37	551,199	$13.87	1.5	551,199	$13.87

Total	4,780,688	$7.79	3.6	4,743,063	$7.81

Restricted stock grants consist of the Company’s common stock. The Board set a two or three year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

Note F – Share-Based Employee Compensation (Continued)

A summary of the Company’s restricted stock activity and related information for the three and nine months ended August 31, 2006 is as follows:

	Three Months Ended August 31, 2006		Nine Months Ended August 31, 2006
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested at beginning of period	184,429	$5.54	261,225	$5.42
Granted	289,775	$5.53	305,149	$5.55
Vested	(84,433)	$5.69	(161,608)	$5.46
Forfeited	(125)	$5.53	(15,120)	$5.55

Non-vested at August 31, 2006	389,646	$5.50	389,646	$5.50

The adoption of SFAS No. 123 (Revised) did not have a material effect on the Company’s third fiscal quarter and first nine months of 2006 reported operating income, net income and basic and diluted net income per share. No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss position with tax NOL carryforwards as described in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005, as filed with the SEC.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.2 million during each of the third fiscal quarters of 2006 and 2005 and $0.6 million and $0.8 million during the first nine months of fiscal 2006 and 2005, respectively.

As of August 31, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

During the first nine months of 2006, cash received from options exercised was $0.8 million.

Note G – Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net income (loss)	$3.3	$1.4	$4.3	$(5.9)
Foreign currency translation adjustment, net of tax	.6	(.6)	3.9	(2.6)

Comprehensive income (loss)	$3.9	$.8	$8.2	$(8.5)

Note H – Employee Benefit Plans

The following table sets forth a reconciliation of the components of net periodic benefit costs for the Company’s retirement programs:

Three months ended August 31, 2006 and 2005	Pension Plans		Health Care Plans
	2006	2005	2006	2005
Service costs	$1.2	$.9	$—	$.1
Interest costs	2.8	2.9	.3	.5
Expected return on assets	(3.8)	(4.2)	—	—
Amortization of prior service costs	1.2	.5	(.5)	(.3)

Net periodic cost	$1.4	$.1	$(.2)	$.3

Nine months ended August 31, 2006 and 2005	Pension Plans		Health Care Plans
	2006	2005	2006	2005
Service costs	$3.5	$2.8	$.2	$.3
Interest costs	8.5	8.6	.9	1.8
Expected return on assets	(11.4)	(12.6)	—	—
Amortization of prior service costs	3.6	1.5	(1.8)	(.9)

Net periodic cost	$4.2	$.3	$(.7)	$1.2

Based on current pension asset performance, interest rate and discount rate assumptions, the Company does not anticipate making cash contributions to the pension fund until 2010.

The Company also sponsors a defined contribution pension plan. Participation in this plan is available to substantially all U.S. based salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. The cost of this plan was approximately $0.5 million for each of the three months ended August 31, 2006 and 2005 and approximately $1.6 million and $1.2 million for the nine months ended August 31, 2006 and 2005, respectively.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes a percentage of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.2 million for each of the three months ended August 31, 2006 and 2005 and $0.5 million for each of the nine months ended August 31, 2006 and 2005.

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

The following table summarizes the Company’s accruals related to restructuring and severance activities:

	November 30, 2005	Nine Months Ended August 31, 2006		August 31, 2006
		Provision	Payments
Performance Chemicals	$.2	$—	$.2	$—
Decorative Products	.5	—	.5	—
Building Products	—	—	—	—
Corporate	—	—	—	—

Total	$.7	$—	$.7	$—

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

Segment operating profit for the third fiscal quarter and first nine months of 2005 was impacted by certain items which management excludes when evaluating the results of the Company’s segments. These items include restructuring and severance costs of $0.6 million in the third quarter of 2005 and work stoppage costs of $1.7 million and restructuring and severance costs of $5.8 million during the first nine months of 2005.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$72.9	$77.1	$217.9	$224.3
Specialty Chemicals	36.7	41.8	112.5	114.8

Total Performance Chemicals	$109.6	$118.9	$330.4	$339.1

Decorative Products
Commercial Wallcoverings	$24.9	$21.1	$75.3	$69.7
Coated Fabrics	22.4	22.6	62.5	67.8
Laminates	18.2	14.7	54.5	43.3

Total Decorative Products	$65.5	$58.4	$192.3	$180.8

Building Products	$33.7	$29.7	$83.7	$84.4

Total Net Sales	$208.8	$207.0	$606.4	$604.3

Segment Operating Profit
Performance Chemicals	$8.2	$9.3	$22.3	$23.8
Decorative Products	2.5	(.6)	8.4	(6.5)
Building Products	.9	.6	.4	.6

Total Segment Operating Profit	$11.6	$9.3	$31.1	$17.9
Interest expense	(5.1)	(5.3)	(15.5)	(16.1)
Corporate expense	(3.2)	(2.6)	(11.2)	(7.7)

Income (Loss) Before Income Taxes	$3.3	$1.4	$4.4	$(5.9)

The following table sets forth certain financial information relating to the Company’s unconsolidated Asian joint ventures:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
CPPC - Decorative Products Co., Ltd.
Net sales	$11.9	$9.6	$31.1	$31.6
Gross profit	$1.0	$2.0	$3.1	$5.0
Operating income (loss)	$.6	$(.5)	$.8	$(1.9)
Net income (loss)	$.6	$(.5)	$.8	$(1.9)

CG - OMNOVA Decorative Products (Shanghai) Co., Ltd.
Net sales	$10.1	$9.4	$34.3	$26.8
Gross profit	$1.2	$1.6	$6.0	$3.9
Operating income	$.5	$.9	$3.8	$1.8
Net income	$.6	$.8	$3.5	$1.6

Note L – Income Taxes

The Company recorded a tax expense of $0.1 million during the first nine months of fiscal 2006 relating to foreign income taxes, and did not record any amount during the first nine months of fiscal 2005. The Company’s estimated effective income tax rate of 2.3% is substantially less than its federal statutory rate of 35% primarily due to the utilization of a portion of the Company’s net operating loss carryforwards that were previously offset by a valuation allowance.

As of November 30, 2005, the Company had approximately $113.8 million of domestic federal net operating losses (NOL’s) and $216 million of state and local NOL’s with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOL’s expire in the years 2020 through 2025. Due to the Company’s recent history of cumulative losses, as of November 30, 2005, the Company has provided a valuation allowance of approximately $112.2 million against its net deferred tax assets due to the uncertainty of recovery of such assets.

Note M – Subsequent Event

On September 25, 2006, the Company entered into a definitive agreement to sell substantially all of the assets and liabilities, including the warranty liabilities, of its Building Products business to Firestone Building Products Company, a division of BFS Diversified Products, LLC. This transaction allows the Company to focus its resources in strategic product lines with stronger market positions and will provide the Company with flexibility to grow its remaining segments. The Company expects to realize total cash of approximately $40.0 million from the transaction including $29.0 million in cash from the sale and the retention by the Company of $10.5 million of existing Building Products trade accounts receivables. After transaction costs, the Company will realize a gain of approximately $18.0 million. Cash from the sale is subject to a final working capital adjustment. The sale closed on September 27, 2006.

The following table summarizes the carrying value of the assets and liabilities sold.

August 31, 2006
Assets:
Current assets	$21.7
Property, plant and equipment, net	12.0

Total assets disposed	33.7

Liabilities:
Current liabilities	17.0
Non-current liabilities	8.4

Total liabilities	25.4

Net assets	$8.3

The following table summarizes the operating results of Building Products included in the Consolidated Statement of Operations.

	Three months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net Sales	$33.7	$29.7	$83.7	$84.4
Operating Profit	$.9	$.6	$.4	$.6

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

Management discusses the Company’s operating performance by reportable business segment. Segment information has been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures About Segments of an Enterprise and Related Information.” The Company’s three reportable segments were determined based on products and services provided by each operating segment. Accounting policies of the segments are the same as those described in Note A – Basis of Presentation. For a reconciliation of the Company’s segment operating performance information to consolidated operating performance information, please refer to Note K of the Company’s Consolidated Financial Statements.

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

Results of Operations for the Three and Nine Months Ended August 31, 2006 and 2005

The Company’s net sales for the three months ended August 31, 2006 were $208.8 million compared to $207.0 million for the three months ended August 31, 2005. The Decorative Products and Building Products segments experienced revenue increases of 12.2% and 13.5%, respectively, while the Performance Chemicals segment experienced a decrease of 7.8%.

Net sales for the nine months ended August 31, 2006 were $606.4 million compared to $604.3 million for the nine months ended August 31, 2005. Included in Decorative Products net sales for 2005 were $2.7 million of net sales relating to the Company’s former wallcovering distribution facility, which the Company exited in the first quarter of fiscal 2005.

The Company had a segment operating profit of $11.6 million in the third quarter of fiscal 2006 compared to a segment operating profit of $9.3 million in the same period in fiscal 2005. Operating margins in the third quarter of fiscal 2006 were 5.7% compared to 4.5% in the same period of fiscal 2005. The increase in segment operating profit was primarily due to higher volumes and improved profitability at the Decorative Products and Building Products segments and cost reductions which offset higher non-cash pension, transportation and utilities expenses and a net non-favorable LIFO inventory reserve adjustment. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the third quarter of fiscal 2005 included restructuring and severance charges of $0.6 million resulting primarily from previously announced workforce reductions.

The Company had a segment operating profit of $31.1 million in the first nine months of fiscal 2006 compared to a segment operating profit of $17.9 million in the same period of fiscal 2005. The increase in segment operating profit was primarily due to improved profitability at the Decorative Products segment, pricing actions and cost reductions which offset higher raw materials costs, higher non-cash pension, higher transportation and utilities expenses and a net unfavorable LIFO inventory reserve adjustment. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first nine months of fiscal 2005 included $1.7 million for a work stoppage and restructuring and severance charges of $5.8 million resulting primarily from the exit of the Company’s wallcovering distribution business and other workforce reduction initiatives.

Performance Chemicals

Performance Chemicals’ net sales decreased 7.8% to $109.6 million during the third quarter of fiscal 2006 compared to $118.9 million during the third quarter of fiscal 2005, driven by lower volumes of $12.5 million, due to lower new residential construction and customers reducing inventories, partially offset by increased product pricing of $3.2 million. Net sales for the Paper and Carpet chemicals product line decreased to $72.9 million during the third quarter of fiscal 2006 compared to $77.1 million during the third quarter of fiscal 2005, primarily as a result of lower volume of $5.9 million, partially offset by pricing actions of $1.7 million. Net sales for the Specialty Chemicals product line decreased to $36.7 million during the third quarter of fiscal 2006 compared to $41.8 million during the third quarter of fiscal 2005, primarily due to lower volume of $6.6 million, partially offset by pricing actions of $1.5 million.

This segment generated an operating profit of $8.2 million for the third quarter of fiscal 2006 compared to $9.3 million in the third quarter of fiscal 2005. The decrease in segment operating profit was due to lower sales volume of $4.0 million, higher raw material costs of $1.8 million, higher transportation and utilities costs of $1.2 million and higher non-cash pension expense of $0.3 million, partially offset by increased pricing and cost reductions of $5.9 million and a favorable LIFO inventory reserve adjustment of $0.3 million.

Performance Chemicals’ net sales decreased to $330.4 million during the first nine months of fiscal 2006 compared to $339.1 million during the same period of fiscal 2005, driven by lower volumes of $21.6 million, partially offset by increased product pricing of $12.8 million. Net sales for the Paper and Carpet chemicals product line decreased 2.9% to $217.9 million during the first nine months of fiscal 2006 compared to $224.3 million during the same period of fiscal 2005, primarily as a result of lower volumes due to lower new residential construction and customers reducing inventories, partially offset by increased product pricing of $5.5 million. Net sales for the Specialty Chemicals product line decreased 2.0% to $112.5 million during the first nine months of fiscal 2006 compared to $114.8 million during the same period of fiscal 2005, primarily due to lower volumes of $9.6 million, partially offset by increased product pricing of $7.3 million.

This segment generated an operating profit of $22.3 million for the first nine months of fiscal 2006 compared to $23.8 million in the first nine months of fiscal 2005. The lower segment operating profit was due to higher raw material costs of $8.9 million, lower volumes of $6.7 million, higher utility and transportation costs of $3.2 million and higher non-cash pension expense of $1.0 million, partially offset by increased product pricing of $12.8 million and cost reductions of $4.5 million and a favorable LIFO inventory reserve adjustment of $0.3 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first nine months of 2005 were restructuring and severance charges of $0.7 million resulting primarily from workforce reductions.

Decorative Products

Decorative Products net sales increased by 12.2% to $65.5 million in the third quarter of fiscal 2006 from $58.4 during the third quarter of fiscal 2005, primarily as a result of higher volumes in the domestic wallcovering market and $0.5 million due to the favorable foreign currency translation from the British Pound Sterling and the Euro. Net sales for the Commercial Wallcoverings product line increased 18.0% to $24.9 million during the third quarter of fiscal 2006 compared to $21.1 million during the third quarter of fiscal 2005 primarily due to higher volumes. Net sales for the Coated Fabrics product line decreased slightly to $22.4 million during the third quarter of fiscal 2006 compared to $22.6 million during the third quarter of fiscal 2005, primarily as a result of lower volume in residential furniture and pool liners of $1.9 million, which was partially offset by increases in industrial films of $2.4 million. Net sales for the Laminates product line increased 23.8% to $18.2 million during the third quarter of fiscal 2006 compared to $14.7 million during the third quarter of fiscal 2005 primarily due to higher volumes of $4.9 million in kitchen and bath and manufactured housing, which was partially offset by lower volumes of $1.2 million in consumer electronic and flooring.

This segment generated an operating profit of $2.5 million during the third quarter of fiscal 2006 compared to an operating loss of $0.6 million during the third quarter of fiscal 2005. The improvement in profit for the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 was due to higher volume of $0.6 million, higher income from the Company’s joint ventures of $0.3 million, increased pricing of $0.9 million, and operating cost reductions of $3.0 million, partially offset by higher non-cash pension expense of $0.8 million, higher raw material costs of $0.5 million, higher transportation and utility costs of $0.3 million and an unfavorable LIFO inventory reserve adjustment of $0.7 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the third fiscal quarter of 2005 are restructuring and severance charges of $0.6 million resulting primarily from workforce reductions.

Decorative Products net sales increased by 6.4% to $192.3 million in the first nine months of fiscal 2006 from $180.8 million in the same period of fiscal 2005. Included in 2005 are $2.7 million of net sales reported as Commercial Wallcovering net sales, relating to the Company’s former wallcovering distribution business mentioned previously. Commercial Wallcovering net sales of $75.3 million during the first nine months of fiscal 2006 were $8.3 million higher than the first nine months of fiscal 2005, excluding the former wallcovering distribution business net sales, primarily as a result of higher volume, partially offset by $1.3 million due to the unfavorable foreign currency translation from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line decreased 7.8% to $62.5 million during the first nine months of fiscal 2006 compared to $67.8 million during the first nine months of fiscal 2005, primarily as a result of lower volume in residential furniture and pool liners of $3.7 million, which was partially offset by increased volumes in transportation, industrial films and rigids of $6.6 million. Net sales for the Laminates product line increased 25.9% to $54.5 million during the first nine months of fiscal 2006 compared to $43.3 million during the same period of fiscal 2005 primarily due to higher volumes in kitchen and bath and manufactured housing of $11.8 million, which was partially offset by lower sales in consumer electronics of $0.9 million.

This segment generated an operating profit of $8.4 million during the first nine months of fiscal 2006 compared to an operating loss of $6.5 million during the same period of fiscal 2005. The improvement is primarily due to cost reductions of $8.2 million, higher volume of $3.5 million, higher income from the Company’s joint ventures of $2.3 million and increased product pricing of $2.1 million, partially offset by higher raw material costs of $4.0 million, higher non-cash pension costs of $2.4 million and higher utilities costs of $0.9 million and an unfavorable LIFO inventory reserve adjustment of $0.7 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first nine months of fiscal 2006 were charges of $1.7 million for a work stoppage at the Company’s manufacturing facility in Jeannette, Pennsylvania and restructuring and severance charges of $5.1 million resulting primarily from the exit of the Company’s wallcovering distribution business and workforce reduction initiatives.

Building Products

Building Products’ net sales increased 13.5% to $33.7 million during the third quarter of fiscal 2006 from $29.7 million in the third quarter of fiscal 2005. This increase is due to higher volume of $2.3 million and increased pricing of $1.7 million. Strong sales growth in thermoplastic polyolefin and polyisocyanurate insulation of $1.2 million was partially offset by lower volumes in EPDM and polyvinyl chloride membrane systems. Segment operating profit was $0.9 million during the third quarter of fiscal 2006 compared to an operating profit of $0.6 million during the third quarter of fiscal 2005. This increase is primarily due to higher volume of $1.1 million and increased pricing of $1.3 million partially offset by higher raw material and purchased product costs of $2.1 million.

Building Products’ net sales decreased 0.8% to $83.7 million during the first nine months of fiscal 2006 from $84.4 million in the first nine months of fiscal 2005. This decrease is primarily due to lower volumes in the first nine months of fiscal 2006 of $5.8 million partially offset by pricing actions of $5.1 million. Segment operating profit was $0.4 million during the first nine months of fiscal 2006 compared to $0.6 million during the first nine months of fiscal 2005. This decrease is primarily due to higher raw material and purchased product costs of $5.6 million, partially offset by increased pricing of $2.6 million, product mix of $1.9 million, cost reductions of $0.7 million and lower warranty costs of $0.2 million.

Corporate

Interest expense for the third quarter and first nine months of fiscal 2006 was $5.1 million and $15.5 million, respectively, compared to $5.3 million and $16.1 million for the third quarter and first nine months of fiscal 2005, respectively. The decrease is primarily due to lower average debt and applicable interest rate spreads, partially offset by higher short-term interest rates as a result of Federal Reserve actions.

Corporate expenses were $3.2 million and $11.2 million during the third quarter and first nine months of fiscal 2006, respectively, compared to $2.6 million and $7.6 million during the third quarter and first nine months of fiscal 2005, respectively. For the quarter, the increase was primarily due to higher incentive compensation and pension expense of $1.0 million, higher information technology spending associated with a system implementation and expense associated with a strategic growth initiative, partially offset by the recovery of a disputed amount from a supplier. For the first nine months, the increase was primarily due to higher incentive and deferred compensation plan expense, pension expense and information technology spending as noted above.

The Company recorded a tax expense of $0.1 million during the first nine months of fiscal 2006 relating to foreign income taxes, and did not record any amount during the first nine months of fiscal 2005. The Company’s estimated effective income tax rate of 2.3% is substantially less than its federal statutory rate of 35% primarily due to the utilization of a portion of the Company’s net operating loss carryforwards that were previously offset by a valuation allowance.

As discussed in Note L - Income Taxes, as of November 30, 2005, the Company had approximately $113.8 million of domestic federal net operating losses with a carryforward period of approximately 20 years.

Financial Resources and Capital Spending

The following table reflects key cash flow measures:

(Dollars in millions)	Nine Months Ended August 31,
	2006	2005	Change
Cash used in operating activities	$(3.5)	$(3.1)	$(.4)
Cash used in investing activities	$(9.0)	$(7.9)	$(1.1)
Cash provided by financing activities	$9.3	$6.9	$2.4
Decrease in cash and cash equivalents	$(.3)	$(4.5)	$4.2

Cash used by operating activities was $3.5 million in the first nine months of fiscal 2006, compared to $3.1 million in the first nine months of fiscal 2005. Cash used by operations increased in fiscal 2006 primarily due to an increase in working capital, partially offset by the improvement in operating income.

In the first nine months of fiscal 2006, $9.0 million was used for investing activities, as compared to $7.9 million in the first nine months of fiscal 2005, both of which primarily consisted of capital expenditures. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in fiscal 2006 to be approximately $15 million. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash provided by financing activities in the first nine months of fiscal 2006 and 2005 of $9.3 million and $6.9 million, respectively, was primarily related to borrowings under the revolving credit facility. Total debt was $184.4 million as of August 31, 2006, compared to $176.4 million as of November 30, 2005 and $187.4 million as of August 31, 2005.

Long-Term Debt

As described in Note C to the Unaudited Interim Consolidated Financial Statements on May 28, 2003, the Company issued $165 million of 11 1/4% Senior Secured Notes (“Notes”) due 2010. Interest on the Notes is paid semi-annually on June 1st and December 1st.

In addition, on May 28, 2003, the Company entered into a $100 million senior secured revolving credit facility (“Facility”). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet financial covenants relating to minimum excess availability. During 2005, terms of the Facility were extended to November 30, 2009. On September 8, 2006, the Facility was amended to reduce the spreads for borrowed money and commitment fees and provide the Company with increased flexibility for acquisitions and debt repurchases. Under the Facility, the Company must maintain an average excess availability of $20 million and at August 31, 2006, the Company was in compliance with this requirement.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 0.25% at August 31, 2006. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 1.75% at August 31, 2006. The Facility’s average borrowing rate at August 31, 2006 was 7.4%.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.25% at August 31, 2006.

At August 31, 2006, the amount borrowed and the available balance under the Facility were $19.4 million and $78.2 million, respectively. The Company had $3.5 million of standby letters of credit outstanding as of August 31, 2006. At August 31, 2006, the Company’s total debt outstanding was $184.4 million.

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

Subsequent Event – Sale of Building Products Segment

As described in Note M, on September 27, 2006, the Company completed the sale of substantially all of the assets and liabilities, including the warranty liabilities, of its Building Products business to Firestone Building Products Company. This transaction allows the Company to focus its resources in strategic product lines with stronger market positions and will provide the Company with flexibility to grow its remaining segments. The Company expects to realize total cash of approximately $40.0 million from the transaction including $29.0 million in cash from the sale and the retention by the Company of $10.5 million of existing Building Products trade accounts receivables. After transaction costs, the Company will realize a gain of approximately $18.0 million. Cash from the sale is subject to a final working capital adjustment. The sale closed on September 27, 2006.

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, warranty obligations, litigation and environmental reserves, pensions and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments under different assumptions.

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

Share-Based Employee Compensation

Prior to December 1, 2005, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, the disclosures only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised), “Share-Based Payment” using the modified prospective method. Under this method, compensation costs after December 1, 2005 includes the portion vested in the period for (1) all share-based payments granted prior to, but not vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated using a Black-Scholes based option valuation model, consistent with the provisions of SFAS No. 123 (Revised) and SEC Staff Accounting Bulletin No. 104, “Share-Based Payment.” The Company recognizes share-based compensation net of an estimated forfeiture rate and only recognizes compensation expense for those shares expected to vest. Compensation expense is recognized over the requisite service periods of the awards, which are generally the vesting periods.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to compliance with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2006 reflects an accrual for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Employee Matters

The Company employs approximately 1,800 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 30%, or approximately 540, of the Company’s employees are covered by collective bargaining agreements.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the Company’s consolidated financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The Statement requires employers to recognize in their balance sheet the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must also recognize the change in the funded status of the plan in the year in which the change occurs through comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The recognition provisions of this Statement are effective for fiscal years ending after December 15, 2006, however, early application is encouraged. The measurement provision of this Statement will be effective for fiscal years beginning after December 15, 2008. Again, early application is encouraged. The Company is in the process of determining the impact of this Statement on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note C to the Unaudited Interim Consolidated Financial Statements at August 31, 2006, $20.0 million of the Company’s variable rate debt under the senior secured revolving credit facility matures in 2009. The variable interest rate applicable to this debt was 7.4% as of August 31, 2006. Based on the debt levels as of August 31, 2006, an increase of 100 basis points in the interest rate applicable to this debt would impact interest expense by approximately $0.2 million annually. The senior secured revolving credit facility bears interest at variable rates and, therefore, its carrying value approximates fair value.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business. The Company has experienced an accumulated gain of $3.3 million as of August 31, 2006, which is included in accumulated other comprehensive loss, primarily due to the favorable currency translation of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2006, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended August 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OMNOVA Solutions Inc.

Date:	October 6, 2006	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date:	October 6, 2006	By	/s/ James C. LeMay
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