Form 10-K
period 2006-11-30
OMNOVA SOLUTIONS INC
filed 2007-01-26
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended November 30, 2006	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐  No  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $250,932,503, based on the closing price per share of $6.08 on May 31, 2006, the last business day of the registrant’s most recently completed second quarter.

As of January 16, 2007, there were 42,009,497 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA Solutions Inc.

Annual Report on Form 10-K

For the Year Ended November 30, 2006

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

OMNOVA Solutions is an innovator of emulsion polymers, specialty chemicals and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories. OMNOVA’s leading positions have been built through innovative new products, customized product solutions, strong brands, strong technical expertise, well-established distribution channels and long-standing customer relationships. We have about 1,500 customers who rely on over 1,000 OMNOVA products to differentiate themselves in the marketplace. We utilize 15 strategically located manufacturing, development and design facilities in North America, Europe and Asia to service our broad customer base.

OMNOVA operates in two business segments: Performance Chemicals and Decorative Products. Of our 2006 net sales, 63.2% were derived from the Performance Chemicals segment and 36.8% were derived from the Decorative Products segment. Financial information relating to the Company’s business segments is set forth in Note R to the Consolidated Financial Statements on pages 57 through 60 of this report.

On September 27, 2006, we sold substantially all of the assets and liabilities of the Building Products business to BFS Diversified Products, LLC. This transaction allows us to focus our resources in strategic product lines where we enjoy leading market positions and will provide us with flexibility to grow our remaining segments. The results of operations of the Building Products business for the current and prior periods have been reported as discontinued operations. Financial information relating to discontinued operations is set forth in Note E to the Consolidated Financial Statements on page 44 of this report.

Performance Chemicals

Background

Our Performance Chemicals segment began in 1952 as a segment of GenCorp (then known as The General Tire & Rubber Company). Initially, the business focused on the manufacture of styrene butadiene latex (or SB latex), an emulsion polymer, for the paper industry and SB vinyl pyridine latex for tire cord adhesives in its Mogadore, Ohio facility. During the 1960s, the business began expanding its product lines for the paper and carpet and other industries, and in 1993 started a SB latex plant in Green Bay, Wisconsin to better serve the needs of its paper customers in the upper midwest. In 1996, SB latex capacity at the Mogadore, Ohio facility was substantially expanded.

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

The year 1999 acquisition of PolymerLatex’s U.S. acrylics latex business in Fitchburg, Massachusetts provided a key northeast production location while strengthening and diversifying served markets in specialty acrylic emulsions. The acquisition of Morton International’s global floor care polymer business in 1999 added several new emulsion polymer product lines and customers, based on complementary manufacturing technology.

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

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. We are North America’s second largest producer of SB latex and operate modern, strategically located, low-cost production facilities. Our custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, adhesives, masking tape, tire cord, floor polish, textiles, graphic arts, plastic parts and various other specialty applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymerization and emulsion polymer technology and for its ability to rapidly develop and deliver highly-customized products that provide innovative and cost-effective solutions to customers.

The following table shows the major products that our Performance Chemicals segment produces and markets.

Product Category	% of Performance Chemicals 2006 Net Sales	Primary Products	End-use Applications	Brand Names
Paper and Carpet Chemicals	65.8%	SB and SBA latex coating binders, carpet backing binders and paper chemicals including crosslinkers, lubricants and other coating additives	Magazines, catalogs, direct mail advertising, brochures and printed reports, food cartons, household and other consumer and industrial packaging, and residential and commercial carpet	GENCAL, GENFLO, GENCRYL, GENCRYL PT, SEQUAFLOW, REACTOPAQUE, SUNKOTE, SUNBOND, SUNKEM, UNIQ-PRINT, SEQUABOND, SUNREZ, SEQUAREZ, OMNABLOC, OMNATUF

Specialty Chemicals	34.2%	SB, SBA, styrene butadiene vinyl pyridine, acrylic, vinyl acrylic, styrene acrylic, and polyvinyl acetate emulsion polymers, glyoxal resins, silicone emulsions, polyethylene resins, fluorochemicals and fluorosurfactants	Nonwovens (such as diaper components, engine filters, resilient flooring underlay, roofing mat, shoe components and household scrub pads), construction, adhesives, masking tapes, tire cord, floor polish, textiles, graphic arts and plastic part coatings	GENFLO, GENCRYL, GENTAC, SEQUABOND, SUNCRYL, SECOAT, SECRYL, MOR-GLO, MOR-SHINE, MOR-FLO, ACRYGEN, MYKON, PERMAFRESH, SEQUAPEL, POLYFOX, X-CAPE, GENGLAZE, MYKOSOFT, MYKOSIL, NOVANE, GENCEAL

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

OMNOVA is also a leading North American supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements of our customers. Our strong historic position in residential carpeting has been enhanced by new products to serve that market as well as innovations in commercial carpet backing binders that provide moisture barrier properties, enabling the replacement of higher-cost polyurethane binders. Sales of our Paper and Carpet Chemicals products represented 41.6% of our consolidated net sales for 2006, 42.9% of our consolidated net sales for 2005 and 39.1% of our consolidated net sales for 2004.

Specialty Chemicals.    OMNOVA is a leading North American supplier of specialty polymers and chemicals for a variety of niche product categories. Applications for our specialty polymers and chemicals include nonwovens (such as diaper and hygiene components, engine filters, resilient flooring underlay, roofing mat, shoe components and household scrub pads), floor polish, masking tape, adhesives, tire cord, textiles, construction and plastic part coatings. Our focus is on developing unique products and custom applications that address specific customer needs, including enhanced functionality, improved environmental performance and lower cost through improved processibility and product substitution for higher-cost materials.

The Performance Chemicals segment continued its market development program for the proprietary POLYFOX fluorosurfactant platform during 2006. Several new POLYFOX grades have been introduced and have received customer approval for use in electronics coatings, construction applications, industrial coatings, hard and soft surface modification and cleaners. POLYFOX use in floor care, where it provides improved flow and leveling performance, continues to grow, as does the list of other new applications and customers. Sales of our Specialty Chemicals products represented 21.6% of our consolidated net sales for 2006, 22.3% of our consolidated net sales for 2005 and 20.1% of our consolidated net sales for 2004.

Markets and Customers

The paper coating and carpet backing latex product lines are highly competitive based on price, quality, customer service, product performance, field technical support and product innovations. Major paper and carpet customers include Verso Paper Company, Shaw Industries, Stora Enso Corporation and Beaulieu. The specialties product line includes many product categories such as tire cord, diaper and hygiene components and roofing mat that are performance driven where product innovation, technical service and application support are key competitive differentiators. Major specialty chemical customers include Bridgestone Firestone, Freudenburg Nonwovens, Polymer Group Inc. and Ahlstrom.

Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through dedicated internal marketing, sales and technical service teams focused on providing highly responsive customized solutions to targeted markets and industries.

Competition

Performance Chemicals competes with several large chemical companies including Dow and BASF, some of which are vertically integrated in one or more major raw materials. Performance Chemicals also competes with a variety of other suppliers of specialty chemicals including The Lubrizol Corporation, Rohm and Haas Company, Air Products and Chemicals,

Inc. and Celanese Corporation. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance and innovation and industry recognition. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories and we believe that we are a leader in several North American categories, including SB and SBA latex paper coatings and carpet backing binders, nonwoven SB binders and SB vinyl pyridine tire cord adhesives.

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

The Reneer Films Division of Goodyear was acquired in 1993, increasing vinyl film and laminate capability for the Decorative Products business. In 1997, the Printworld business of Technographics, Inc. was acquired, adding paper laminates to our vinyl laminate portfolio.

In 2001, OMNOVA Solutions acquired certain business lines and assets of Decorative Surfaces International, Inc. (DSI), including its commercial wallcovering, laminates and coated fabrics product lines.

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

In 2006, we acquired certain manufacturing assets of American Decorative Surfaces Incorporated (the successor company to DSI), providing us with new extrusion capability that broadens the product offerings in our laminates business.

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

The following table shows the products that our Decorative Products segment develops, designs, produces and markets.

Product Category	% of Decorative Products 2006 Net Sales	Primary Products	End-use Applications	Brand Names
Commercial Wallcoverings	39.7%	Vinyl wallcoverings, dry erasable surfaces, customized wall murals	Decorative and protective wall surfacing for offices, hotels, hospital and medical offices, stores, schools, restaurants and public buildings	BOLTA, ESSEX, GENON, TOWER, MURASPEC, MUREK, MEMERASE II, VIEWNIQUE, DIVERSIWALL

Coated Fabrics	32.7%	Vinyl and urethane coated fabrics, industrial films, performance woven fabrics	Decorative and protective surfacing for transportation and marine seating, soft top covers, banners, tents, ceiling tiles, commercial and residential furniture	BOLTAFLEX, BOLTASOFT, NAUTOLEX, PREFIXX, PREVAILL, ENDURION

Laminates	27.6%	Vinyl and paper laminates	Decorative and protective surfacing for kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display, home furnishings and consumer electronics	PREEMPT, RADIANCE, SURF(X) 3D

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

OMNOVA’s commercial wallcovering product lines include a broad range of fabric-backed vinyl and paper-backed vinyl wallcoverings. Our industry leading styling and design library covers a broad range of styles, patterns, textures and colors, both traditional and contemporary. In addition to strong internal and external resources in design capabilities, strengths include a reputation for product durability and quality, a global distribution network, an extensive emboss and print roll library and long-term customer relationships. Commercial wallcoverings represented 14.6% of our consolidated net sales for 2006, 15% of our consolidated net sales for 2005 and 17.6% of our consolidated net sales for 2004.

Coated Fabrics.    OMNOVA Solutions is a leading North American supplier of vinyl and urethane coated fabrics for commercial and residential applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost-effective alternative to other surfacing materials, such as leather and textile fabrics.

Applications for our coated fabrics include:

•	transportation seating (OEM school bus and marine seating) and automotive topping, aftermarket automotive and marine applications;

•	industrial films (banners, tents and health care);

•	interior structures (ceiling tiles);

•	commercial furniture (hospitality, health care and fitness equipment markets); and

•	residential furniture.

Sales of our coated fabrics products represented 12.0% of our consolidated net sales for 2006, 11.3% of our consolidated net sales for 2005 and 14.2% of our consolidated net sales for 2004.

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

A key strength of our laminates business is our coating technology, including ultraviolet, melamine, urethane, thermal cured and others, which provides durable finishes for high-wear applications. In addition, our laminates business has further differentiated itself in the market as a single-source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries, by building a unique library of matched vinyl and paper laminate designs with an extensive library of patterns and textures and developing rapid make-to-order production capabilities. We offer SURF(X) 3D Laminates for multi-dimensional applications for the office furniture and display fixture markets. These laminates offer a cost-effective alternative to high pressure laminates and provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding. Sales of our laminates products represented 10.2% of our consolidated net sales for 2006, 8.5% of our consolidated net sales for 2005 and 9.0% of our consolidated net sales for 2004.

Markets and Customers

We believe that our Decorative Products segment is a leader in its targeted product categories. The commercial wallcovering, coated fabrics and laminates businesses are highly competitive based on decorative content, functional performance, price, quality, customer service, brand name recognition, distribution networks and reputation. Decorative Products markets its products under numerous brand names to different industries. Certain of our better-known customers of this segment include Steelcase, La-Z-Boy, Ashley Furniture, Patrick Industries, Herculite and Merillat.

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

International Operations

Net sales from our foreign operations were $65.8 million in 2006, $66.4 million in 2005 and $56.9 million in 2004. These net sales represented 9.4% of our total net sales in 2006, 9.6% of our total net sales in 2005 and 9.0% of our total net sales in 2004. Long-lived assets primarily consist of net property, plant and equipment and net intangibles. Long-lived assets of our foreign operations totaled $17.5 million at November 30, 2006 and $17.2 million at November 30, 2005. Our consolidated long-lived assets totaled $144.2 million at November 30, 2006 and $154.7 million at November 30, 2005.

Additionally, the Company holds a 50.1% interest in each of its two Asian joint ventures: CPPC-Decorative Products Co., Ltd. located in Thailand and CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. located in China. The Company accounts for these investments using the equity method of accounting due to contractual limitations that grant substantive participating rights to the minority partner. The unconsolidated net sales for CPPC-Decorative Products Co., Ltd. were $45.1 million, $42.5 million and $36.3 million in 2006, 2005 and 2004, respectively. The unconsolidated net sales for CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. were $47.4 million, $38.1 million and $29.4 million in 2006, 2005 and 2004, respectively.

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

Seasonal Factors

We historically experience stronger sales and income in our second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30. Our performance in the first quarter (December through February) has historically been weaker due to generally lower levels of construction, refurbishment and customer manufacturing activity over the holidays and cold weather months.

Environmental Matters

Our business operations, like those of other companies in the industries in which we operate, are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations not only affect our current operations, but also could impose liability on us for past operations that were conducted in compliance with then applicable laws and regulations. For further discussion of capital and noncapital expenditures incurred in 2006 and forecasted for 2007 for environmental compliance, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” on page 27 of this report, which is incorporated herein by reference.

Employees

We employed approximately 1,700 employees at November 30, 2006 at offices, plants and other facilities located principally throughout the United States and the United Kingdom. Approximately 29% or about 480 of our employees are covered by collective bargaining agreements. Approximately 293 employees are covered by collective bargaining agreements due to expire in the 2007 year.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products, all of which are generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include styrene, butadiene, acrylates and vinyl acetate. These monomers represented approximately 73.8% of our total raw materials purchased on a dollar basis in 2006 for this segment.

Our Decorative Products segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper and titanium dioxide. PVC resins and textiles represented approximately 50% of our total raw materials purchased on a dollar basis in 2006 for this segment.

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

Our research and development expenses were $9.5 million in 2006, $11.2 million in 2005 and $9.5 million in 2004. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements on page 38 of this report.

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

Item 1A.	Risk Factors

This annual report includes “forward-looking statements,” as defined by federal securities laws. Forward-looking statements may address a number of matters including the Company’s business, markets in which the Company operates, results of operations, financial condition, significant accounting policies and management judgments, and include statements based on current beliefs, assumptions, expectations, estimates, forecasts and projections about these items and other matters. Words such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,”

“anticipates,” “estimates,” “intends,” “plans,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates. Other risks and uncertainties are more specific to the Company’s operations. These risks and uncertainties and the achievement of expected results depends on many factors, some or all of which are not predictable or within the Company’s control. Certain risk factors facing the Company are described below or elsewhere in this Form 10-K. Actual results may differ materially from expected results.

All written and verbal forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risk factors and cautionary statements contained herein. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation, and specifically declines any obligation, other than that imposed by law, to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

We are exposed to general economic, business and industry conditions, a downturn in which could decrease demand for our products.

We are subject to general economic, business and industry conditions. A significant or prolonged economic downturn could have the potential to adversely affect the demand for our products and our results.

Raw material prices and availability have a significant impact on our profitability. If raw material prices increase, and we cannot pass those price increases on to our customers, or we cannot obtain raw materials in a timely manner, our results may be adversely affected.

The principal raw materials that we use in our business are derived from petrochemicals and chemical feedstocks such as styrene, butadiene and polyvinyl chloride. Specifically, Performance Chemicals uses monomers such as styrene and butadiene extensively in its products, and Decorative Products uses polyvinyl chloride extensively in its products. If we are unable to pass along increased raw materials prices to our customers, our results may be adversely affected. The cost of these raw materials has a significant impact on our profitability. The prices of many of these raw materials are cyclical and volatile. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. While we generally attempt to pass along increased raw materials prices onto our customers in the form of price increases, historically there has been a time delay between increased raw materials prices and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to pricing pressure and other factors.

We generally have multiple sources of supply for our raw materials. However, a limited number of suppliers are capable of delivering certain raw materials that meet our standards. Various factors could reduce the availability of raw materials. Shortages may occur in the future. Additionally, disruptions in transportation could delay receipt of raw materials. If our supply of raw materials is disrupted or our lead times extended, our results could be adversely affected.

Consolidation of our customers and competitors has created increased pricing pressure. If we are required to reduce our price to remain competitive, this could negatively impact our results.

We face continued pricing pressure from our customers and competitors. Customers frequently seek price reductions and customer consolidation in certain markets has created customers with greater purchasing power. Additionally, consolidation among our competitors has created competitors with greater financial and other resources. If we are required to reduce prices to compete and we cannot improve operating efficiencies and reduce expenditures to offset such price decrease, our results could be negatively impacted.

Our sales and profitability depend on our ability to continue to develop new products that appeal to customers. If we are unable to develop new products, our results may be adversely affected.

Our business depends to a substantial extent on our ability to develop, introduce and support cost-effective new products and technologies on a timely basis. If we fail to develop and deploy new cost-effective products and technologies on a timely basis, our products may no longer be competitive and our results may be adversely affected.

A significant portion of Performance Chemicals sales is concentrated among several large customers.

Our Performance Chemicals segment has several large customers who account for a significant portion of Performance Chemicals’ total sales. The loss of, or a significant reduction in purchases by, one of these large customers could adversely affect our results.

Our customers may not be able to compete against increased foreign competition which may adversely impact the demand for our products and our results.

Our domestic customers are subject to increasing foreign competition. If the demand for domestically manufactured products declines then the demand for our domestically manufactured products may decline adversely impacting our results.

Our business is subject to the risks associated with the use of chemicals.

We are subject to risks associated with chemical use including explosions, fires, leaks, discharges, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruption and acts of God. The occurrence of these risks may result in material operating disruptions at our facilities and may have a material adverse effect on our results.

We may be unable to achieve, or may be delayed in achieving, our goals under certain cost-reduction measures, which may adversely affect our results.

We have and are undertaking operational excellence processes using LEAN Six Sigma quality, supply chain management, ERP and other initiatives in an effort to improve efficiencies and lower our cost structure. If we are unable to achieve, or if we meet any unexpected delays in achieving our goals, our results of operations may be adversely affected. Additionally, even if we achieve these goals, we may not receive the expected financial benefits of these goals, or the costs of implementing these initiatives could exceed the benefits of these initiatives.

We participate in several joint ventures that may not operate according to their business plans if our partners fail to fulfill their obligations. This may adversely affect our results and require us to dedicate additional resources to these joint ventures.

We participate in several joint ventures and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results may be adversely affected or we may be required to increase our level of commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failures to agree on major issues. If these differences cause the joint ventures to deviate from their business plans, our results could be adversely affected.

We may not be able to identify or complete transactions with attractive acquisition candidates, which may negatively impact our business strategy.

As part of our business strategy, we have pursued, and may continue to pursue, targeted acquisition opportunities that we believe would complement our business. We may not be successful in consummating any acquisition, which may negatively impact our business strategy.

The occurrence or threat of extraordinary events including natural disasters, political disruptions, domestic and international terrorist attacks and acts of war, may substantially decrease demand for our products.

Extraordinary events, including natural disasters, political disruptions, domestic and international terrorist attacks and acts of war have the potential to adversely affect the economy generally, our business and operations specifically and the demand for our products. The occurrence of extraordinary events cannot be predicted and their occurrence could negatively affect our results.

Extensive governmental regulations impact our operations and assets, and compliance with these regulations could adversely affect our results.

Our business operations are subject to numerous foreign, federal, state and local regulations which may have a significant effect on the costs of operations including extensive environmental, health and safety regulations.

We are and expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. Certain environmental requirements provide for strict and, under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment and liability for related damages. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future results. We anticipate that compliance will continue to require increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising out of discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results. Additionally, any such increase in costs or unanticipated liabilities may exceed our reserves, which could have a material adverse effect on our financial condition.

Because we maintain a self-insured health care plan for our employees, increases in health care costs may adversely affect our results.

We maintain a self-insured health care plan for our employees and certain retirees under which we generally share the cost of health care with our employees and retirees. Health care costs have been escalating over the past several years. Accordingly, as general health care costs increase, our health care expenses also increase. Such increase in costs may adversely affect our results.

Our business may be adversely affected by risks typically encountered in international operations and fluctuations in currency exchange rates.

We conduct our business in several foreign jurisdictions and are subject to the risks normally associated with international operations, including the following:

•	fluctuations in currency exchange rates;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	the imposition of duties and tariffs;

•	import and export controls;

•	the risks of divergent business expectations or cultural incompatibility inherent in establishing joint ventures with foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

Any of these events could have an adverse effect on our international operations and our results.

Some of our employees are covered by collective bargaining agreements. The failure to renew any of those agreements on acceptable terms could increase cost or result in a prolonged work stoppage, which could materially adversely affect our results.

Approximately 29% or about 480 of our employees are covered by four separate collective bargaining agreements. We cannot be assured that any of these agreements will be renewed on similar terms or renegotiated on acceptable terms in the future. Any prolonged work stoppages in one or more of our facilities could materially adversely affect our results.

Lower investment performance by our pension assets may require us to begin making contributions to the pension fund, which would divert funds from other uses.

We do not anticipate being required to make cash contributions to the pension fund until 2010. However, in order to manage the pension fund over the long term, we may find it prudent to make contributions before 2010. In addition, we cannot predict whether changing conditions including interest rates, pension assets performance, discount rates, government regulation or other factors will lead or require us to make contributions earlier than or in excess of our current expectations. Additionally, we may not have the funds necessary to meet any minimum pension funding requirements.

Fluctuations in our operating results and other factors may contribute to volatility in the market price of our stock.

Historically, our stock price has experienced considerable volatility. We expect that our stock price will continue to experience volatility in the future due to a variety of potential factors such as:

•	fluctuations in our results of operations and cash flows;

•	variations between our actual financial results and published analysts’ expectations;

•	technological innovations or new product introductions by us or our competitors; and

•	limited liquidity of our stock.

These factors and others may have a material adverse effect on the market price of our stock in the future.

Failure to protect intellectual property may materially adversely affect our results of operations.

For certain products we rely on trademark, trade secret, patent and copyright laws to protect our intellectual property. We cannot be sure that these intellectual property rights will be successfully asserted in the future or that they will not be invalidated or circumvented. In addition, laws of some foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. The failure or inability of the Company to protect its proprietary information could make us less competitive and could have a material adverse effect on our results.

We may be subject to an adverse litigation judgment which may adversely affect our results and financial conditions.

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. Moreover, there can be no assurance that we will have any or adequate insurance coverage to protect the Company from any adverse litigation judgment. The Company’s estimate of liability, if any, is subject to change and the actual result may differ materially from the Company’s estimate. An adverse litigation judgment may adversely affect our results and financial condition.

We have substantial debt.

As of November 30, 2006, we had $165 million of total indebtedness outstanding. Our debt agreements may restrict our ability to raise additional equity capital, borrow additional funds, make capital expenditures, or sell our assets. The degree to which we are leveraged could make us more vulnerable to adverse general economic conditions. Additionally, the servicing of our debt will reduce funds available for operations and capital reinvestment.

Our ability to make scheduled payments or refinance our debt will depend on our future financial and operating performance, which could be affected by prevailing economic conditions, financial, business and other factors, some of which are beyond our control. There can be no assurance that our operating results, cash flows and capital resources will be sufficient to pay our indebtedness. If our operating results, cash flows, or capital resources prove inadequate, we could face substantial liquidity challenges and might be required to dispose of material assets or operations or delay planned expansions and capital expenditures, restructure or refinance our debt, or seek additional equity capital. There can be no assurance that any of these actions could be affected on satisfactory terms or that future financing would be available to fund the operations of the business

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

The Company’s significant operating, manufacturing, distribution, research, design and/or sales and marketing facilities are set forth below:

Corporate Headquarters:
OMNOVA Solutions Inc. *175 Ghent Road Fairlawn, OH		OMNOVA Solutions Technology Center 2990 Gilchrist Road Akron, OH

Performance Chemicals:
Headquarters: *175 Ghent Road Fairlawn, OH		Sales/Manufacturing/Technical/Distribution: Akron, OH Calhoun, GA Chester, SC *Dalton, GA Fitchburg, MA Green Bay, WI *Hertfordshire, England Mogadore, OH *Shanghai, China

Decorative Products:
Headquarters: *175 Ghent Rd Fairlawn, OH	Manufacturing Facilities: Auburn, PA Columbus, MS *Dupo, IL Jeannette, PA Kent, England Monroe, NC *Rayong, Thailand *Shanghai, China	Sales/Marketing/Design/Distribution: *Asnieres, France *Bangkok, Thailand *Dubai, UAE *Hertfordshire, England *Paris, France *Rayong, Thailand *Shanghai, China *Warsaw, Poland

*	An asterisk next to a facility listed above indicates that it is a leased property.

For a further discussion of our leased properties, please refer to Note O to the Consolidated Financial Statements appearing on page 54 of this report.

During 2006, we generally made effective use of our productive capacity. We believe that the quality and productive capacity of our properties are sufficient to maintain our competitive position for the foreseeable future.

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

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2006.

Item 4A.	Executive Officers of the Registrant

The following information is given as of January 26, 2007, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 46, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Michael E. Hicks, age 48, Senior Vice President, Chief Financial Officer and Treasurer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James C. LeMay, age 50, Senior Vice President, Business Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay also served as Assistant General Counsel of GenCorp Inc. from May 1997, and as Senior Counsel of GenCorp from May 1990 to May 1997.

Douglas E. Wenger, age 50, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

James J. Hohman, age 58, Vice President of the Company since November 2001 and President, Performance Chemicals since February 2005; President, Paper & Carpet Chemicals from December 2000 until February 2005; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

Robert H. Coleman, age 52, President, Decorative Products since July 2003. Prior to joining OMNOVA, Mr. Coleman served as Vice President and General Manager, Graphics North America from 2000 until 2002; as Vice President and General Manager, Fasson Roll, Europe from 1997 until 2000; as Vice President and General Manager, Packaging and Product Identification Sector in 1997; and as Vice President and General Manager, Fasson Films Division from 1993 until 1997, in each case for Avery Dennison Corporation, Pasadena, California (a manufacturer of pressure-sensitive adhesives and materials and consumer and converted products).

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At November 30, 2006, there were 9,089 holders of record of the Company’s common stock. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 61 of this report and is incorporated herein by reference.

Information concerning long-term debt appears in Note M to the Consolidated Financial Statements and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth on page 35 of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table sets forth the Company’s selected historical financial data. The selected historical financial data as of November 30, 2006, 2005, 2004, 2003, and 2002 and for each of the five years in the period ended November 30, 2006 are derived from the Company’s audited consolidated financial statements.

	2006	2005	2004	2003	2002
	(Dollars in millions, except per share data)
Statement of operations data:
Net Sales	$699.1	$695.0	$630.7	$584.3	$588.1
Costs and Expenses:
Cost of products sold	$549.2	$542.6	$480.7	$437.3	$416.0
Selling, general and administrative	105.6	105.7	126.0	121.4	124.3
Depreciation and amortization(1)	20.2	21.1	21.6	32.6	26.6
Goodwill and indefinite lived trademark impairments(1)	1.0	—	3.9	49.6	—
Fixed asset impairment	.1	2.5	—	—	—
Restructuring and severance(2)	1.3	5.4	.4	9.0	(2.6)
Interest expense	20.3	21.2	20.7	15.3	8.1
Equity (earnings) loss in affiliates	(2.3)	(.7)	.6	.8	(1.1)
Other (income) expense, net	.4	.2	2.5	2.6	4.5
Deferred financing costs write-off	—	—	—	3.1	—

Total	$695.8	$698.0	$656.4	$671.7	$575.8

Income (loss) from continuing operations before income taxes	3.3	(3.0)	(25.7)	(87.4)	12.3
Income tax expense (benefit)	.1	(.3)	(.3)	(.6)	.5

Income (loss) from continuing operations	3.2	(2.7)	(25.4)	(86.8)	11.8
Discontinued Operations, net of tax:
Income (loss) from operations	(.1)	.9	1.0	3.0	(4.8)
Gain on sale	18.2	—	—	—	—

Income from discontinued operations	18.1	.9	1.0	3.0	(4.8)

Income (loss) before cumulative effect of accounting change	$21.3	$(1.8)	$(24.4)	$(83.8)	$7.0
Cumulative effect of accounting change(1)	—	—	—	—	(142.5)

Net income (loss)	$21.3	$(1.8)	$(24.4)	$(83.8)	$(135.5)

Basic income (loss) per share:
Income (loss) from continuing operations	$.08	$(.06)	$(.64)	$(2.18)	$.30
Income (loss) from discontinued operations	.44	.02	.03	.08	(.12)
Cumulative effect of accounting change	—	—	—	—	(3.60)

Net income (loss) per share	$.52	$(.04)	$(.61)	$(2.10)	$(3.42)

	2006	2005	2004	2003	2002
	(Dollars in millions, except per share data)
Diluted income (loss) per share:
Income (loss) from continuing operations	$.08	$(.06)	$(.64)	$(2.18)	$.30
Income (loss) from discontinued operations	.43	.02	.03	.08	(.12)
Cumulative effect of accounting change	—	—	—	—	(3.58)

Net income (loss) per share	$.51	$(.04)	$(.61)	$(2.10)	$(3.40)

General:(4)
Capital expenditures	$13.0	$12.4	$11.2	$8.6	$10.9
Total assets(1)	$338.9	$358.3	$432.5	$438.9	$459.8
Long-term debt(3)	$165.0	$176.3	$181.5	$192.2	$126.5

(1)	During 2002, the Company adopted SFAS No. 142, which resulted in an impairment charge for goodwill and indefinite lived intangible assets of $142.5 million recorded as a cumulative effect of accounting change. During 2003, 2004 and 2006, the Company took additional impairment charges of $49.6 million, $3.9 million and $1.0 million, respectively, related to SFAS No. 142.
(2)	Restructuring and severance consisted primarily of severance costs, asset write-downs and costs for the closure of a European sales office in 2006, the closure of the Company’s wallcovering distribution facility and the closure of a design center in 2005, severance costs in 2004, severance costs and asset write-downs in 2003, and a gain on sale of the Greensboro, North Carolina facility in 2002.
(3)	Long-term debt excludes obligations under a receivable backed commercial paper program, which totaled $55.1 million on November 30, 2002.
(4)	The Company has not declared a dividend for any period presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Item 1, Business, the Company operates in two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinylpyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, masking tape, adhesives, tire cord, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; residential cabinets, flooring and furnishings; transportation markets including school busses, marine and automotive; performance films and fabric and manufactured housing. Please refer to pages 1 through 7 for further description of and background on the Company’s operating segments.

The Company’s products are sold to manufacturers, independent distributors and end users through internal marketing and sales forces and agents.

The Company has strategically located manufacturing facilities in the U.S. and U.K. along with its joint venture manufacturing facilities in China and Thailand.

The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of construction refurbishment and customer manufacturing activities during the holidays and cold weather months.

The Company’s chief operating decision maker evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A—Significant Accounting Policies, of the

Company’s Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note R of the Company’s Consolidated Financial Statements.

Key Indicators

Key economic measures relevant to the Company include coated paper production, print advertising spending, U.S. commercial real estate and hotel occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes and forecasts of raw material pricing for certain petrochemical feed stocks. Key OEM industries which provide a general indication of demand drivers to the Company include paper, commercial building construction, housing, furniture manufacturing and flooring manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products but the trend information does not necessarily directly correlate with demand levels in the markets which ultimately use the Company’s products.

Key operating measures utilized by the business segments include orders, sales, working capital turnover, inventory, productivity, new product vitality and order fill-rates which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

Key financial measures utilized by the Company’s management and business segments in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, operating profit before excluded items, adjusted earnings before interest, taxes, depreciation and amortization as set forth in the Company’s senior secured revolving credit facility (“Adjusted EBITDA”), working capital, operating cash flows, capital expenditures and earnings per share before excluded items, including applicable ratios such as inventory turnover, average working capital and return on sales and assets. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Results of Operations of 2006 Compared to 2005

The Company’s net sales in 2006 were $699.1 million as compared to $695.0 million in 2005. The Company’s Decorative Products business segment experienced a 6.3% revenue increase while the Performance Chemicals business segment revenue decreased by 2.5%. Included in Decorative Products net sales for 2005 were $2.7 million of net sales relating to the Company’s former wallcovering distribution facility, which the Company exited in the first quarter of 2005. Excluding these sales, net sales for the Decorative Products segment increased 7.5%.

The Company generated segment operating profit of $38.7 million in 2006 compared to segment operating profit of $31.0 million in 2005. Operating margins in 2006 were 5.5% compared to 4.5% in 2005. The increase in segment operating profit was primarily due to higher volume and improved profitability in the Decorative Products segment, and cost reductions which offset higher non-cash pension expense, transportation and utilities expenses, and a non-cash trademark impairment charge. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for 2006 included a non-cash trademark impairment charge of $1.0 million, asset impairment charges of $0.1 million and restructuring and severance charges of $1.1 million primarily relating to workforce reductions. Those items for 2005 included asset impairment charges of $2.5 million, work stoppage costs of $1.7 million, restructuring and severance charges of $5.8 million primarily relating to the closure of the Company’s wallcovering distribution facility in Randolph, Massachusetts, the closure of the Company’s design center and other workforce reduction initiatives, a gain of $0.8 million on the sale of the Lanark® wallcovering brand and a gain of $0.9 million on the settlement of a retiree health care lawsuit.

The Company had income from continuing operations of $3.2 million in 2006, or income of $.08 per diluted share, compared to a loss of $(2.7) million in 2005, or a loss of $(0.06) per diluted share.

The Company had net income of $21.3 million in 2006, or $0.51 per diluted share, compared to a net loss of $(1.8) million in 2005, or a loss of $(0.04) per diluted share. Included in 2006 net income is a gain on the sale of the Building

Products business, classified as discontinued operations, of $18.2 million, or $0.43 per diluted share. No tax provision was provided due to the utilization of the Company’s net operating loss carryforwards.

Performance Chemicals

Performance Chemicals’ net sales decreased 2.5% to $441.6 million in 2006 from $452.8 million in 2005 primarily as a result of lower volume of $30.2 million, which was partially offset by product pricing actions of $19.0 million. Net sales for the paper and carpet chemicals product line decreased 2.4% to $290.7 million in 2006 from $297.9 million in 2005 due to lower volumes of $17.2 million as a result of lower new residential construction and customers reducing inventories, partially offset by pricing actions of $10.0 million. Net sales for the specialty chemicals product line decreased 2.6% to $150.9 million in 2006 compared to $154.9 million in 2005 primarily due to lower volumes of $13.0 million, partially offset by pricing actions of $9.0 million.

The segment generated an operating profit of $29.7 million for 2006 as compared to an operating profit of $33.8 million in 2005. The lower segment operating profit resulted primarily from higher raw material costs of $16.9 million, lower volumes of $9.1 million, higher utilities and transportation costs of $3.4 million and higher non-cash pension expense of $1.3 million, partially offset by product pricing increases of $19.0 million and cost reductions and other items of $7.6 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for 2006 included restructuring and severance charges of $0.4 million and for 2005 included an asset impairment charge of $0.9 million and restructuring and severance charges of $0.7 million resulting primarily from workforce reductions.

The segment operating profit of Performance Chemicals was positively impacted by net LIFO inventory reserve adjustments of $2.3 million and $2.7 million in 2006 and 2005, respectively.

Decorative Products

Decorative Products’ net sales increased to $257.5 million in 2006 as compared to $242.2 million in 2005. Included in net sales for 2005 were $2.7 million of net sales reported as commercial wallcovering net sales, relating to the Company’s former wallcovering distribution facility. Excluding the net sales of the former wallcovering distribution facility, 2006 net sales of $102.2 million for commercial wallcoverings were $0.8 million higher than 2005 primarily due to higher domestic volumes, partially offset by $0.4 million of unfavorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the coated fabrics product line increased 6.8% to $84.3 million in 2006 compared to $78.9 million in 2005, primarily as a result of higher volumes in transportation, industrial films and rigids of $10.1 million, which were partially offset by lower volumes in residential furniture and pool liners of $4.1 million. Net sales for the laminates product line increased 19.9% to $71.0 million in 2006 compared to $59.2 million in 2005, primarily due to higher volume in kitchen and bath and manufactured housing applications of $15.3 million, partially offset by lower volume in consumer electronics and other segments of $3.5 million.

The segment generated an operating profit of $9.0 million for 2006 as compared to an operating loss of $(2.8) million for 2005. The improvement in the segment operating profit was primarily due to product pricing increases of $2.8 million, higher volume of $3.5 million, higher income from the Company’s joint ventures of $1.6 million and cost and productivity improvements of $8.6 million, partially offset by higher raw material costs of $4.1 million, higher utilities costs of $1.0 million and higher non-cash pension expense of $3.1 million. The Company’s joint ventures have experienced higher revenues as demand in the Asian region continues to increase. The segment operating profit also includes items which management excludes when evaluating results of the Company’s segments. Those items for 2006 included $1.0 million for a non-cash trademark impairment charge, asset impairment charges of $0.1 million and restructuring and severance charges of $0.7 million relating to workforce reductions and the closure of a European sales office. Those items for 2005 included the gain on the sale of the Lanark® wallcovering brand of $0.8 million, the gain on the settlement of a retiree health care dispute of $0.9 million, an asset impairment charge of $1.6 million, restructuring and severance charges of $5.1 million and work stoppage costs of $1.7 million related to a work stoppage earlier in the year at its Jeannette, Pennsylvania facility.

The segment operating profit of Decorative Products was positively impacted by net LIFO inventory reserve adjustments of $0.3 million and $1.8 million in 2006 and 2005, respectively.

Corporate

Interest expense decreased to $20.3 million in 2006 from $21.2 million in 2005. The decrease was primarily due to lower average debt and applicable interest rate spreads, partially offset by higher short-term interest rates.

Corporate expenses increased to $15.1 million in 2006 from $12.8 million in 2005 primarily due to higher pension expense of $0.6 million, higher auditing and SOX related fees of $0.4 million, higher information technology spending associated with a SAP system implementation of $0.2 million, expense of $0.6 million associated with a strategic growth initiative and higher restructuring and severance expense of $0.1 million.

The Company recorded a tax expense of $0.1 million in 2006 compared to a tax benefit of $0.3 million in 2005. The expense recorded in 2006 was primarily due to foreign taxes. The benefit recorded in 2005 was primarily due to a refund as a result of an amended return filed for 2000. The effective rates of 2.2% in 2006 and 13.8% in 2005 were below the statutory rate of 35% primarily due to the Company’s net tax loss carryforwards. Valuation allowances have been provided for deferred tax assets as a result of the Company’s prior losses. At present, the Company has $114.2 million of domestic federal net operating loss carryforwards.

Discontinued Operations

On September 27, 2006, the Company sold substantially all of the assets and liabilities of the Building Products business to BFS Diversified Products, LLC, for $25.9 million in cash resulting in a gain of $18.2 million. No tax provision was provided due to the utilization of the Company’s net operating loss carryforwards. The Company retained $10.5 million of Building Products trade accounts receivable, all of which have been collected as of November 30, 2006.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations and cash flows of the Building Products business for all periods presented have been reported as discontinued operations. Additionally, the assets and liabilities of the Building Products business have been reclassified as assets and liabilities held for sale at November 30, 2005. This transaction allows the Company to focus its resources in strategic product lines where it enjoys leading market positions and will provide the Company with financial flexibility to grow its remaining segments.

The results of operations for the Building Products business reported as discontinued operations were:

(Dollars in millions)	2006	2005	2004
Net sales	$93.4	$115.1	$115.0
Net (loss) earnings from discontinued operations	$(.1)	$.9	$1.0

Restructuring and Severance

The following table is a summary of restructuring and severance items for 2006:

(Dollars in millions)
Severance expense	$1.0
Other exit costs	.3

$1.3

In 2006, the Company’s Decorative Products segment recorded $0.7 million of restructuring and severance charges relating to the closure of one of its European wallcovering sales facilities and domestic workforce reduction initiatives. Also, in 2006, the Company’s Performance Chemicals segment recognized $0.4 million and Corporate headquarters recognized $0.2 million of severance charges relating to workforce reduction initiatives. The Company terminated 29 employees in connection with these workforce reductions. The Company expects these payments to be completed by the end of 2007.

Results of Operations of 2005 Compared to 2004

The Company’s net sales in 2005 were $695.0 million as compared to $630.7 million in 2004. The Company’s Performance Chemicals business segment experienced a 21.4% revenue increase while the Decorative Products segment’s revenue decreased by 6.1%. Included in Decorative Products’ net sales for 2005 and 2004 were $2.7 million and $16.0 million, respectively, of net sales relating to the Company’s former wallcovering distribution facility, which the Company exited in the first quarter of 2005. Excluding these sales, net sales for the Decorative Products segment decreased 1.0%.

The Company generated a segment operating profit of $31.0 million in 2005 compared to a segment operating profit of $6.7 million in 2004. Operating margins in 2005 were 4.5% compared to 1.1% in 2004. The increase in segment operating profit was primarily due to pricing actions of $82.4 million, a reduction in SG&A costs of $20.3 million due to a reduction in employees and improved cost control, and favorable net last-in, first-out (LIFO) inventory reserve adjustments of $4.5 million, partially offset by higher raw material costs of $64.9 million and lower volumes, overhead absorption and other costs of $18.0 million. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for 2005 included asset impairment charges of $2.5 million, work stoppage costs of $1.7 million, restructuring and severance charges of $5.8 million primarily relating to the closure of the Company’s wallcovering distribution facility in Randolph, Massachusetts, the closure of the Company’s design center and other workforce reduction initiatives, a gain of $0.8 million on the sale of the Lanark® wallcovering brand and a gain of $0.9 million on the settlement of a retiree health care lawsuit. Included in segment operating profit for 2004 was a trademark impairment charge of $3.9 million and restructuring and severance charges of $0.5 million.

The Company had a net loss of $(1.8) million in 2005, or a net loss of $(0.04) per diluted share, compared to a net loss of $(24.4) million in 2004, or a net loss of $(0.61) per diluted share.

Performance Chemicals

Performance Chemicals’ net sales increased 21.4% to $452.8 million in 2005 from $372.9 million in 2004 primarily as a result of product pricing actions of approximately $76.5 million and volume increases of $3.4 million. Net sales for the paper and carpet chemicals product lines increased 21.0% to $297.9 million in 2005 from $246.3 million in 2004 due to pricing actions of $55.5 million, partially offset by lower volumes of $3.9 million. Net sales for the specialty chemicals product line increased 22.3% to $154.9 million in 2005 compared to $126.6 million in 2004 due to pricing actions of $21.0 million and higher sales volume of $7.3 million.

The segment generated an operating profit of $33.8 million for 2005 as compared to an operating profit of $13.5 million in 2004. The increase in segment operating profit resulted primarily from sales price increases of $76.5 million and volume increases of $1.0 million, partially offset by higher raw material costs of $56.3 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for 2005 included an asset impairment charge of $0.9 million and restructuring and severance charges of $0.7 million resulting primarily from workforce reductions. The asset impairment charge of $0.9 million related to certain manufacturing assets at the Company’s Mogadore, Ohio facility and was due to the segment’s ongoing improvement in its manufacturing processes, increases in system-wide production capacity driven by LEAN SixSigma projects and the current environment of higher energy costs which have led to lower cost solutions in the manufacturing and delivering of the Company’s styrene butadiene products.

The segment operating profit of Performance Chemicals was positively impacted by net LIFO inventory reserve adjustments of $2.7 million and $0.2 million in 2005 and 2004, respectively.

Decorative Products

Decorative Products’ net sales decreased to $242.2 million in 2005 as compared to $257.8 million in 2004. Included in net sales for 2005 and 2004 were $2.7 million and $16.0 million, respectively, of net sales reported as commercial wallcoverings net sales, relating to the Company’s former wallcovering distribution facility. Excluding the net sales of the former wallcovering distribution facility, 2005 net sales of $101.4 million in commercial wallcoverings were $6.7 million higher than 2004 primarily due to higher volumes, partially offset by $0.5 million of favorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the coated fabrics product line decreased to $78.9 million in 2005 compared to 2004 at $89.3 million, primarily as a result of lower demand in residential upholstery, partially offset by market penetration in marine and auto aftermarket products. Net sales for the laminates product line increased 2.4% to $59.2 million in 2005 compared to $57.8 million in 2004, primarily due to higher volume.

The segment incurred an operating loss of $(2.8) million for 2005 as compared to an operating loss of $(6.8) million for 2004. The improvement in the segment operating loss was primarily due to product pricing increases of $5.9 million, manufacturing cost and productivity improvements of $1.5 million, net favorable LIFO inventory reserve adjustments of $1.8 million, and a reduction in SG&A and legal expenses of $12.2 million, partially offset by lower volume and overhead absorption of $6.8 million and higher raw material costs of $8.6 million. The segment operating profit also includes items which management excludes when evaluating results of the Company’s segments. Those items for 2005 included the gain on sale of the Lanark® wallcovering brand for $0.8 million, the gain on the settlement of a retiree health care dispute of $0.9 million, an asset impairment charge of $1.6 million, restructuring and severance charges of $5.1 million and work stoppage costs of $1.7 million related to a work stoppage earlier in the year at its Jeannette, Pennsylvania facility. The asset impairment charge was due to the segment idling a calendering line at its Jeannette, Pennsylvania facility due to volume decreases in the segment’s base film business and the relocation of certain product lines to other Company facilities. The restructuring and severance charges were due to the closure of the Company’s wallcovering distribution facility, the closure of a design center and other workforce reduction initiatives. Included in the segment operating loss for 2004 were a restructuring and severance charge of $0.5 million and a trademark impairment charge of $3.9 million.

Corporate

Interest expense increased to $21.2 million in 2005 from $20.7 million in 2004. The increase was primarily due to higher interest rates as a result of Federal Reserve interest rate increase actions. Effective May 18, 2005, the Company amended its senior secured revolving credit facility (Facility). The amendment reduced the applicable interest rate spreads, extended the term of the Facility to November 30, 2009, and provided the Company with flexibility for investment and refinancing opportunities.

Corporate expenses increased to $12.8 million in 2005 from $11.8 million in 2004 primarily due to employee related costs.

The Company recorded a tax benefit of $0.3 million in each of 2005 and 2004. The benefit recorded in 2005 was primarily due to an expected refund as a result of an amended return filed for 2000. The benefit recorded in 2004 was due to a reversal of an income tax accrual offset mainly by foreign taxes. The effective rates of 13.8% in 2005 and 1.4% in 2004 were below the statutory rate of 35%. Valuation allowances have been provided for deferred tax assets as a result of the Company’s history of cumulative losses.

Discontinued Operations

Net sales of discontinued operations were relatively flat at $115.1 million in 2005 compared to $115.0 million in 2004. Income from discontinued operations was $0.9 million in 2005 compared to $1.0 million in 2004. No tax expense was recognized due to the Company’s consolidated tax net operating loss carryforward position.

Restructuring and Severance

The following table is a summary of restructuring and severance items for 2005:

(Dollars in millions)
Severance expense	$3.4
Fixed asset write-off	.4
Other asset write-off*	2.8
Other exit costs	.5
Debt settlement and asset sales	(1.2)

$5.9

*$0.5 million of inventory related write-downs were classified as cost of goods sold.

In connection with the appointment of a new distributor for its Genon® brand of commercial wallcoverings during the first quarter of 2005, the Company substantially completed the closure of its wallcovering distribution facility located in Randolph, Massachusetts. In the first quarter of 2005, the Company incurred disposal costs of $3.7 million for inventories, sample books, other assets and related fixed assets not transferred to the new distributor or redeployed within the Company and $1.2 million for severance costs covering 65 employees, offset by $1.2 million resulting from the settlement of certain debt obligations and the sale of the Guard® brand line to a third party. Of the total $3.7 million charge for this restructuring effort, $0.5 million of inventory related write-downs were classified as cost of goods sold with the balance classified as restructuring and severance in the Company’s Consolidated Statements of Operations.

Also during the first quarter of 2005, the Decorative Products segment recorded an additional $0.3 million of severance related to other workforce reduction initiatives. The Performance Chemicals segment recorded $0.3 million of severance resulting primarily from the consolidation of job positions. Both restructurings were designed to consolidate operations and reduce costs. As a result of these restructurings, the Company terminated 10 employees. These workforce reduction programs were complete as of February 28, 2005.

During the second quarter of 2005, in connection with the Company’s ongoing efforts to reduce costs, the Company implemented a reduction in force affecting approximately 30 employees across the Company and recorded a charge of approximately $1.0 million for severance and related costs. These payments were completed by the end of the first quarter of 2006.

During the third quarter of 2005, the Decorative Products segment recorded $0.6 million of restructuring and severance costs relating to the closure of its design facility in New Jersey and workforce reductions in the U.K. As a result of these restructurings, the Company terminated 21 employees.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Years Ending
(Dollars in millions)	2006	2005	2004
Cash provided by operating activities	$10.9	$11.7	$20.7
Cash provided (used) in investing activities	$.2	$(12.1)	$(11.2)
Cash used in financing activities	$(9.9)	$(4.0)	$(9.3)

Cash provided by operating activities was $10.9 million in 2006, compared to $11.7 million in 2005 and $20.7 million in 2004. Cash provided by operations in 2006 decreased primarily due to changes in working capital, including a reduction in accounts payable due to the timing of certain purchases for raw materials, partially offset by improved earnings. Cash provided by operations decreased in 2005 primarily due to the increase in payments of trade payables during 2005 as a result of higher unit raw material costs and the Company taking advantage of cash discounts offered by certain suppliers and higher trade receivables due to higher sales.

In 2006, cash provided by investing activities of $0.2 million was primarily due to capital expenditures of $13.0 million and the deposit of $12.3 million in a restricted cash account, partially offset by cash received in the sale of the Company’s Building Products segment. The deposit in the restricted cash account represents the fair value of property, plant and equipment of the Building Products business that was sold and was pledged as collateral to bondholders of the Company’s 11 1/4% Senior Secured Notes. In 2005, $12.1 million was used for investing activities, which primarily consisted of capital expenditures. In 2004, $11.2 million was used for investing activities, which consisted of capital expenditures. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. Capital expenditures for 2006, 2005 and 2004 were primarily for equipment upgrades and additions. Capital expenditures in 2006 and 2005 include investments for the Company’s new enterprise resource planning system. The Company anticipates capital expenditures in 2007 to be approximately $16 to $18 million. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash used by financing activities in 2006 of $9.9 million was primarily related to payments under the revolving credit facility of $11.3 million, partially offset by stock compensation expense and cash received for stock option exercises. Cash used by financing activities of $4.0 million and $9.3 million in 2005 and 2004, respectively, were primarily related to payments under the revolving credit facility. Total debt was $165.0 million as of November 30, 2006, compared to $176.4 million as of November 30, 2005.

Long-Term Debt

As described in Note M to the Consolidated Financial Statements, the Company has outstanding $165 million of 11 1/4% Senior Secured Notes (“Notes”) due June 1, 2010. The Notes are secured by all real property and equipment relating to the Company’s ten principal domestic manufacturing facilities. The Company has the option to redeem the Notes on or after June 1, 2007 at a premium of 5.625% in 2007, 2.813% in 2008 and at par value thereafter. Interest on the Notes is paid semi-annually on June 1st and December 1st. Under the terms of the Notes, the Company is prohibited from paying dividends.

In addition, on May 28, 2003, the Company entered into a $100 million, senior secured revolving credit facility (“Facility”). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet a single financial covenant of an average excess availability of $20 million, and at November 30, 2006, the Company was in compliance with this requirement. During 2005, the terms of the Facility were extended to November 30, 2009. In September 2006, the Facility was amended to reduce the spreads for borrowed money and commitment fees and to provide the Company with increased flexibility for acquisitions and debt repurchases. In connection with the sale of the Building Products business, the Company’s Facility was permanently reduced to $72.0 million.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.25% at November 30, 2006. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.50% at November 30, 2006.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at November 30, 2006.

At November 30, 2006, the available balance under the Facility, net of outstanding letters of credit and required reserves, was $53.0 million. The Company had no borrowings and $3.5 million of standby letters of credit outstanding as of November 30, 2006.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, combined with borrowings that will be available under the Facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs, for the next twelve months. The Company’s Facility bears interest at variable rates; therefore, if there are any amounts outstanding under the Facility, the Company’s liquidity and financial condition will be affected by changes in prevailing interest rates. There was no amount outstanding under the Facility as of November 30, 2006.

Contractual Obligation

	Payments Due By Period
(Dollars in millions)	Total	Less Than 1 Year	1 — 3 Years	3 — 5 Years	More Than 5 Years
Long-term debt	$165.0	$—	$—	$165.0	$—
Fixed interest obligations	65.1	18.6	37.2	9.3	—
Operating leases	19.2	5.0	7.4	3.7	3.1
Purchase obligations	.3	.3	—	—	—
Other long-term liabilities recorded on balance sheet	32.3	2.5	4.8	4.8	20.2

Total	$281.9	$26.4	$49.4	$182.8	$23.3

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2006, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, warranty obligations, litigation, environmental reserves, pensions and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

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

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all specific customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors, and those accounts that have been turned over for collection and to reserve the portion of such accounts receivable for which collection does not appear likely.

If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts attributable to continuing operations was approximately $2.1 million and $1.8 million at November 30, 2006 and 2005, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with usage and sales levels over the last year to two years. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Decorative Products segment, was approximately $9.9 million and $11.2 million at November 30, 2006 and 2005, respectively.

D)    Litigation and Environmental Reserves

The Company reserves for the probable judgments associated with any claims including environmental compliance. Reserves are based upon its analyses and established at the best estimate of probable loss.

E)    Pensions and Other Postretirement Plans

Effective November 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date. The measurement provision of this Statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Company has not yet adopted the measurement provisions of this Statement.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit post-retirement plans under SFAS No. 87, “Employers Accounting for Pensions” and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity (deficit). SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income (loss). As a result, the Company recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of November 30, 2006:

(Dollars in millions)	Prior to Application of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at November 30, 2006
Prepaid pension asset	$53.8	$(53.8)	$—
Postretirement benefits other than pension	$45.5	$(25.6)	$19.9
Pension liability	$1.8	$1.2	$3.0
Total liabilities	$314.8	$(24.4)	$290.4
Accumulated other comprehensive income (loss)	$5.2	$(29.8)	$(24.6)
Total shareholders’ equity (deficit)	$78.3	$(29.8)	$48.5

The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended November 30, 2006, or for any prior period presented, does not affect any financial covenants, and is not expected to affect the Company’s operating results in future periods.

As of November 30, 2006, included in accumulated other comprehensive loss was unrecognized prior service costs of $4.3 million and unrecognized actuarial loss of $25.2 million. The estimated net loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive loss during 2007 are $3.7 million and $0.8 million, respectively. The estimated net gain and prior service cost for retiree medical plans that will be amortized from accumulated other comprehensive loss during 2007 are $(2.6) million and $0.1 million, respectively.

The most significant elements in determining the Company’s pension expense are the expected return on plan assets and the discount rate. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension (expense) income. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension (expense) income.

The Company recorded non-cash pension expense of $5.4 million and $0.3 million in 2006 and 2005, respectively. The increase was primarily due to the increases in the amortization of the net loss of $2.8 million, service cost of $1.0 million and a decrease in the assumed return on plan assets of $1.7 million. The increase in the amortization of the net loss and service cost was due primarily to the decrease in the discount rate used for expense determination from 6.3% in 2005 to 5.4% in 2006. The Company anticipates 2007 non-cash expense to be approximately $5.4 million. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 8.0% for plan years 2006 and 2005. The measurement dates of August 31, 2006 and 2005 were used to determine these rates. A 25 basis point change in the assumed rate of return for assets would increase or decrease the assets by approximately $0.5 million.

The Company determined the discount rate to be used to discount the plan liabilities at the plan’s measurement date, which was August 31, 2006. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company considered rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates, as well as the net effect of other changes in actuarial assumptions and experience, have been recognized in accumulated other comprehensive (loss) income as prescribed by SFAS No. 158.

With the higher interest rate environment in 2006, the Company increased the discount rate used to measure the defined benefit pension plan obligations to a discount rate of 6.2% from a discount rate of 5.4% in 2005. The measurement date of August 31, 2006 was used to determine this rate. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by approximately $0.5 million.

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

Currently, the plan has a credit balance that will cover cash contribution requirements for the next two years. Factors that could alter the cash requirements and timing of any such cash equivalents are:

•	Investment returns which differ materially from the Company’s 8.0% return assumption.

•	Significant changes in interest rates, affecting the discount rate.

•

Opportunities to reduce future cash requirements by accelerating contributions ahead of the minimum required schedule. By following certain strategies, smaller contributions in the near term may prevent the need for larger contributions in the future. Some of those strategies might include, but are not limited to, contributions to avoid Pension Benefit Guaranty Corporation variable premiums, and maintain funded status to avoid additional funding requirements under Section 412(I) of the Internal Revenue Code. These types of contributions would allow the Company to manage the overall cash flow to the plan.

F)    Tax Valuation Allowance

The Company has provided a full valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. As of November 30, 2006, the Company had approximately $91.8 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2025, goodwill and indefinite lived intangible asset impairment losses created as a result of the Company’s annual impairment test in 2004 and 2003, the cumulative effect of an accounting change effective December 1, 2001, a change in the Company’s pension liabilities, and other temporary differences for which a full valuation allowance of $91.8 million has been provided. The Company provided a valuation allowance for its deferred tax assets after having considered its history of cumulative losses since its spin-off from GenCorp.

G)    Stock-Based Employee Compensation

Prior to December 1, 2005, the Company elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Company’s employee stock options. Under APB 25, because the exercise price of the stock option equaled the market price of the underlying stock on the date of grant (intrinsic value method), no compensation expense was recognized.

Effective December 1, 2005, the Company adopted the fair value method of recording stock options as required by SFAS No. 123 (Revised), “Share-Based Payment” using the modified prospective method. Under this method, compensation cost in 2006 includes the portion of awards vested in the period for (1) all share-based payments granted to but not vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value.

While the Company regularly evaluates the use of share-based payments, its recent practice has been to issue fewer stock options than has been issued in the past, utilizing other forms of incentives such as restricted stock, which are required to be expensed using the fair value method. See Note Q to the Company’s Consolidated Financial Statements for a further discussion of share-based payments.

H)    Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases. During 2006, the Company recorded impairment charges of $0.1 million. During 2005, the Company recorded impairment charges of $2.5 million.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2006 reflects reserves for environmental remediation efforts of $0.6 million.

Capital expenditures for projects related to environmental matters were $0.5 million in 2006, $0.4 million in 2005 and $1.1 million in 2004. During 2006, non-capital expenditures for environmental compliance and protection totaled $4.7 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $4.0 million and $4.7 million in years 2005 and 2004, respectively. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with historical expenditure levels.

Employee Matters

The Company employs approximately 1,700 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. Approximately 29%, or about 480, of the Company’s employees are covered by collective bargaining agreements. Agreements covering approximately 293 employees are set to expire in 2007. The Company would generally describe its relationship with employees as good.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. The Company adopted this standard in 2006. The adoption of this Statement in 2006 did not have a significant impact on the financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This Statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. The Company will adopt this standard in 2007. The Company does not anticipate any impact on the financial statements of the Company from the adoption of this Statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company adopted Interpretation No. 47 in 2006. The adoption of this Interpretation did not have a material impact on the financial statements of the Company.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the Company’s consolidated financial statements.

Forward Looking Statements

This annual report includes forward looking statements as defined by federal securities laws. Please refer to Item IA Risk Factors, beginning on Page 8 of this report which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note M to the Consolidated Financial Statements, the Company’s senior secured revolving credit facility (“Facility”), which matures in the year 2009, is variable. There was no outstanding balance due on the Facility as of November 30, 2006.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in Note H, the Company has experienced an accumulated gain of $4.9 million as of November 30, 2006 primarily due to the favorable currency conversion of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

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

Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Assessment of Internal Control Over Financial Reporting,” that OMNOVA Solutions Inc. maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OMNOVA Solutions Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that OMNOVA Solutions Inc. maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, OMNOVA Solutions Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of November 30, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended November 30, 2006 of OMNOVA Solutions Inc. and our report dated January 22, 2007 expressed an unqualified opinion thereon.

Akron, Ohio

January 22, 2007

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

January 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the financial statements, effective December 1, 2005, the Company changed its method of accounting for stock-based compensation. Also, as discussed in Note B to the financial statements, effective November 30, 2006, the Company changed its method of accounting for its employee benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 22, 2007 expressed an unqualified opinion thereon.

Akron, Ohio

January 22, 2007

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

	Years Ended November 30,
	2006	2005	2004
	(Dollars in millions, except per share data)
Net Sales	$699.1	$695.0	$630.7
Costs and Expenses
Cost of products sold	549.2	542.6	480.7
Selling, general and administrative	105.6	105.7	126.0
Depreciation and amortization	20.2	21.1	21.6
Indefinite lived trademark impairment	1.0	—	3.9
Fixed asset impairment	.1	2.5	—
Restructuring and severance	1.3	5.4	.4
Interest expense	20.3	21.2	20.7
Equity (earnings) loss in affiliates, net	(2.3)	(.7)	.6
Other expense, net	.4	.2	2.5

	695.8	698.0	656.4

Income (loss) from continuing operations before income taxes	3.3	(3.0)	(25.7)
Income tax expense (benefit)	.1	(.3)	(.3)

Income (loss) from continuing operations	3.2	(2.7)	(25.4)
Discontinued Operations, net of tax:
Income (loss) from operations	(.1)	.9	1.0
Gain on sale	18.2	—	—

Income from discontinued operations	18.1	.9	1.0

Net Income (Loss)	$21.3	$(1.8)	$(24.4)

Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$.08	$(.06)	$(.64)
Income from discontinued operations	.44	.02	.03

Net income (loss) per share	$.52	$(.04)	$(.61)

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$.08	$(.06)	$(.64)
Income from discontinued operations	.43	.02	.03

Net income (loss) per share	$.51	$(.04)	$(.61)

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

	November 30,
	2006	2005
	(Dollars in millions, except per share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$26.4	$9.9
Accounts receivable, net	94.4	89.6
Inventories	33.4	35.3
Deferred income taxes	.3	1.3
Prepaid expenses	3.3	3.0
Discontinued operations	—	28.1

Total Current Assets	157.8	167.2
Restricted cash	12.3	—
Property, plant and equipment, net	138.5	142.2
Trademarks and other intangible assets, net	5.7	12.5
Investments in affiliates	19.1	16.2
Other assets	5.5	7.9
Discontinued operations	—	12.3

Total Assets	$338.9	$358.3

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$—	$.1
Accounts payable	58.2	69.4
Accrued payroll and personal property taxes	14.2	15.4
Accrued interest	9.3	9.4
Employee benefit obligations	5.1	6.3
Other current liabilities	6.7	3.8
Discontinued operations	—	16.7

Total Current Liabilities	93.5	121.1
Long-term debt	165.0	176.3
Postretirement benefits other than pensions	17.1	45.6
Deferred income taxes	.3	1.3
Pension liability	3.0	7.4
Other liabilities	11.5	10.9
Discontinued operations	—	8.3

Total liabilities	290.4	370.9
Shareholders’ Equity (Deficit)
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 43.1 million and 42.6 million shares issued as of November 30, 2006 and 2005, respectively; 42.0 million and 41.2 million shares outstanding as of November 30, 2006 and 2005, respectively	4.3	4.3
Additional contributed capital	313.8	312.2
Retained deficit	(236.6)	(257.9)
Treasury stock at cost; 1.1 million and 1.4 million shares as of November 30, 2006 and 2005, respectively	(8.4)	(10.0)
Accumulated other comprehensive loss	(24.6)	(61.2)

Total Shareholders’ Equity (Deficit)	48.5	(12.6)

Total Liabilities and Shareholders’ Equity	$338.9	$358.3

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended November 30, 2006, 2005 and 2004

(Dollars in millions)	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
2004
Balance November 30, 2003	$4.2	$309.3	$(231.8)	$(12.7)	$(1.3)	$67.7
Net loss			(24.4)			(24.4)	$(24.4)
Cumulative translation adjustment					4.4	4.4	4.4
Defined benefit pension plans					.2	.2	.2

Total comprehensive loss							$(19.8)

Exercise of stock options and other		1.6				1.6
Common stock issuance				1.3		1.3

Balance November 30, 2004	$4.2	$310.9	$(256.2)	$(11.4)	$3.3	$50.8

2005
Net loss			(1.8)			(1.8)	$(1.8)
Cumulative translation adjustment					(4.1)	(4.1)	(4.1)
Defined benefit pension plans					(60.4)	(60.4)	(60.4)

Total comprehensive loss							$(66.3)

Exercise of stock options and other		1.3	.1			1.4
Common stock issuance	.1			1.4		1.5

Balance November 30, 2005	$4.3	$312.2	$(257.9)	$(10.0)	$(61.2)	$(12.6)

2006
Net income			21.3			21.3	$21.3
Cumulative translation adjustment					5.5	5.5	5.5
Defined benefit pension plans					60.9	60.9	60.9

Total comprehensive income							$87.7

Exercise of stock options and other		1.6				1.6
Common stock issuance				1.6		1.6
Adjustment to initially apply SFAS No. 158					(29.8)	(29.8)

Balance November 30, 2006	$4.3	$313.8	$(236.6)	$(8.4)	$(24.6)	$48.5

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Years Ended November 30,
	2006	2005	2004
	(Dollars in millions)
Operating Activities
Net income (loss)	$21.3	$(1.8)	$(24.4)
Income from discontinued operations	(18.1)	(.9)	(1.0)

Income (loss) from continuing operations	$3.2	$(2.7)	$(25.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity (earnings) loss in affiliates	(2.3)	(.7)	.6
Loss (gain) on sale of fixed assets	—	(.5)	.2
Depreciation and amortization	20.2	21.1	21.6
Write-down of indefinite lived trademarks	1.0	—	3.9
Restructuring and severance and write-down of fixed assets	1.4	4.5	—
Non-cash stock compensation expense	.8	1.0	.3
Other	(1.4)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3.9)	(9.0)	(4.3)
Inventories	4.2	8.0	(2.5)
Other current assets	(.1)	(.5)	1.3
Current liabilities	(13.5)	(9.3)	18.8
Other non-current assets	8.3	2.5	2.0
Other long-term liabilities	(7.0)	(2.7)	4.2
Discontinued operations	11.2	.8	.6

Net Cash Provided By Operating Activities	22.1	12.5	21.3
Investing Activities
Capital expenditures	(13.0)	(12.4)	(11.2)
Proceeds from asset dispositions and business sold	25.0	.3	—
Dividends received from equity affiliates	.5	—	—
Investment in restricted cash account	(12.3)	—	—
Discontinued operations	(.8)	(.8)	(.6)

Net Cash Used By Investing Activities	(.6)	(12.9)	(11.8)
Financing Activities
Proceeds from borrowings	687.1	770.9	697.0
Repayment of debt obligations	(698.4)	(775.1)	(707.7)
Short-term debt (payments)/proceeds, net	(.1)	(.2)	—
Other financing activities	1.5	.4	1.4

Net Cash Used By Financing Activities	(9.9)	(4.0)	(9.3)
Effect of exchange rate changes on cash	4.9	(.7)	.7

Net Increase (Decrease) In Cash and Cash Equivalents	16.5	(5.1)	.9
Cash and cash equivalents at beginning of period	9.9	15.0	14.1

Cash and Cash Equivalents at End of Period	$26.4	$9.9	$15.0

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A—Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company uses the equity method of accounting for its two Asian joint ventures, CPPC – Decorative Products Co., LTD and CG – OMNOVA Decorative Products (Shanghai) Co., LTD., in which it holds a 50.1% ownership interest, due to contractual limitations that grant substantive participating rights to the minority partner.

Reclassifications—Certain prior years’ amounts have been reclassified to conform to the current year presentation. In addition, the assets and liabilities of the Building Products business, a previously reported operating segment, have been reclassified as held for sale in the 2005 Consolidated Balance Sheet, and the results of operations and cash flows have been reported as discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the consolidated financial statements relate to the continuing operations of the Company.

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

Environmental Costs—The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred.

Research and Development Expense—Research and development costs, which were $9.5 million in 2006, $11.2 million in 2005 and $9.5 million in 2004, are charged to expense as incurred.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Restricted Cash—As a result of the Company’s sale of its Building Products business, which is described in Note E, the Company placed $12.3 million of the proceeds from the sale into a restricted long-term cash account for the benefit of the Company’s bondholders, which represents the fair value of the property, plant and equipment of the sold business that was previously pledged as collateral. Upon application by the Company and approval of the trustee, the restriction will lapse with the purchase of new property, plant and equipment to replace the property, plant and equipment sold.

Fair Value of Financial Instruments—The carrying value of the Company’s cash equivalents approximates fair value due to the short term maturity of such instruments. The senior secured revolving credit facility, which is due November 2009, bears interest at variable rates and therefore its carrying value approximates its fair value. As of November 30, 2006, the estimated fair value of the Company’s 11 1/4% Senior Secured Notes was $176.6 million, based on market rates, as compared to the carrying amount of $165.0 million.

Accounts Receivable Allowance—The Company’s policy is to identify all specific customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors, and those accounts that have been turned over for collection and to reserve the portion of such accounts receivable

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

for which collection does not appear likely. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required.

Inventories—Inventories are stated at the lower of cost or market, primarily using the last-in, first-out (“LIFO”) method. The Company believes the LIFO method results in a better matching of costs and revenues. The remaining portion of inventories is stated using the first-in, first-out (“FIFO”) method. Inventory costs include direct overhead, freight and duty for purchased products.

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Decorative Products segment, was approximately $9.9 million and $11.2 million at November 30, 2006 and 2005, respectively.

Long-Lived Assets—Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas, ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally using the straight-line method. Depreciable lives on buildings and improvements and machinery and equipment range from 10 to 40 years and 3 to 20 years, respectively. Leasehold improvements are depreciated over the shorter of the lease term, including any expected renewal periods or the estimated useful life of the improvement. Included in depreciation and amortization expense is $14.7 million, $15.5 million and $15.7 million in 2006, 2005 and 2004, respectively, related to depreciation of manufacturing facilities and equipment.

Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at their estimated fair value. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method over periods ranging from 10 to 30 years. Accumulated amortization of identifiable intangible assets at November 30, 2006 and 2005 was $12.6 million and $10.9 million, respectively.

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

Income Taxes—Deferred income taxes are provided for temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

Stock-Based Compensation—Effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R using the modified prospective method. Under this

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

method, compensation cost in 2006 includes the portion of awards vested in the period for (1) all share-based payments granted prior to, but not vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value.

Prior to December 1, 2005, the Company elected to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant (intrinsic value method), no compensation expense was recognized.

Had the Company used the fair value based accounting method for share-based compensation expense for 2005 and 2004, the Company’s consolidated pro forma net loss and net loss per share would have been as follows:

	2005	2004
	(Dollars in millions, except per share data)
Net loss—as reported	$(1.8)	$(24.4)
Add: Total share-based employee compensation expense, included in reported net loss, net of related tax effects	1.0	.3
Deduct: Total share-based compensation expense determined under fair-value based method for all rewards, net of related tax effects	(2.4)	(2.3)

Pro forma net loss	$(3.2)	$(26.4)

Basic and diluted net loss per share as reported	$(.04)	$(.61)
Pro forma basic and diluted net loss per share	$(.08)	$(.66)

New Accounting Pronouncements—In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. The adoption of this Statement in 2006 did not have a significant impact on the financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This Statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. The Company will adopt this standard in 2007. The Company does not anticipate any impact on the financial statements of the Company from the adoption of this Statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

The Company adopted Interpretation No. 47 in 2006. The adoption of this Interpretation did not have a material impact on the financial statements of the Company.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the Company’s consolidated financial statements.

Note B—Adoption of New Accounting Pronouncement

Effective November 30, 2006, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this Statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Company has not yet adopted the measurement provisions of this Statement and is in the process of determining the impact of the adoption on the Company’s consolidated financial statements.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit post-retirement plans under SFAS No. 87, “Employers Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. Any adjustment is recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity (deficit). SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employees’ service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income. As a result, the Company recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of November 30, 2006:

	Prior to Application of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at November 30, 2006
	(Dollars in millions)
Prepaid pension asset	$53.8	$(53.8)	$—
Postretirement benefits other than pension	$45.5	$(25.6)	$19.9
Pension liability	$1.8	$1.2	$3.0
Total liabilities	$314.8	$(24.4)	$290.4
Accumulated other comprehensive income (loss)	$5.2	$(29.8)	$(24.6)
Total shareholders’ equity (deficit)	$78.3	$(29.8)	$48.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note B—Adoption of New Accounting Pronouncement (Continued)

The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended November 30, 2006, or for any prior period presented, does not affect any financial covenants, and is not expected to affect the Company’s operating results in future periods.

As of November 30, 2006, included in accumulated other comprehensive loss was unrecognized prior service costs of $4.3 million and unrecognized actuarial loss of $25.2 million. The estimated prior service cost and actuarial loss that will be recognized in net periodic post-retirement benefit obligation expense during 2007 is $1.0 million and $1.0 million, respectively.

Note C—Restructuring and Severance

The following table is a summary of restructuring and severance charges for 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in millions)
Severance expense	$1.0	$3.4	$.4
Fixed asset write-off	—	.4	—
Other asset write-off	—	2.8	—
Other exit costs	.3	.5	—
Debt settlement and asset sales	—	(1.2)	—

	$1.3	$5.9	$.4

In 2006, the Company’s Decorative Products segment recorded $0.7 million of restructuring and severance charges relating to the closure of one of its European wallcovering sales facility and domestic workforce reduction initiatives. Also in 2006, the Company’s Performance Chemicals segment recognized $0.4 million and Corporate headquarters recognized $0.2 million of severance charges relating to workforce reduction initiatives. The Company terminated 29 employees in connection with these workforce reductions. The Company expects the payments related to severance charges to be completed by the end of 2007.

In connection with the appointment of a new distributor for its Genon® brand of commercial wallcoverings during the first quarter of 2005, the Company substantially completed the closure of its wallcovering distribution facility in Randolph, Massachusetts. In the first quarter of 2005, the Company incurred disposal costs of $3.7 million for inventories, sample books, other assets and related fixed assets not transferred to the new distributor or redeployed within the Company and $1.2 million for severance costs covering 65 employees, offset by $1.2 million resulting from the settlement of certain debt obligations relating to this business and the sale of the Guard® brand of commercial wallcovering to a third party. Of the total $3.7 million charge for this restructuring effort, $0.5 million of inventory related write-downs were classified as cost of products sold, with the balance classified as restructuring and severance in the Company’s Consolidated Statements of Operations.

Also during the first quarter of 2005, the Decorative Products segment recorded an additional $0.3 million of severance related to other workforce reduction initiatives. The Performance Chemicals segment recorded $0.3 million of severance resulting primarily from the consolidation of job positions. Both restructurings were designed to consolidate operations and reduce costs. As a result of these restructurings, the Company terminated 10 employees. These workforce reduction programs were complete as of February 28, 2005.

During the second quarter of 2005, in connection with ongoing efforts to reduce costs, the Company implemented a reduction in force affecting approximately 30 employees across the Company and recorded a charge of approximately $1.0 million for severance and related costs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C—Restructuring and Severance (Continued)

During the third quarter of 2005, the Decorative Products segment recorded $0.6 million of restructuring and severance costs relating to the closure of a design facility in New Jersey and workforce reductions in the U.K. As a result of these restructurings, the Company terminated 21 employees. Payments related to these charges were substantially completed as of November 30, 2005.

In 2004, the Company recognized $0.4 million of additional severance expense related to prior actions.

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2005	2006		November 30, 2006
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$.2	$.4	$.2	$.4
Decorative Products	.5	.7	.7	.5
Corporate	—	.2	.1	.1

Total	$.7	$1.3	$1.0	$1.0

In addition to the amounts above, the Company recognized $1.2 million of severance and other exit costs relating to the sold Building Products segment that are classified in discontinued operations. The Company expects these payments to be completed by the end of the second quarter of 2007.

Note D—Other Intangible Assets

The Company completed its annual impairment test of indefinite lived intangible assets required under SFAS No. 142 as of September 1, 2006. SFAS No. 142 requires that these assets be tested for impairment at least annually. The Company determines the fair value of any indefinite lived intangible assets, compares it to its carrying value and records an impairment loss if the carrying value exceeds its fair value.

During the fourth quarter of 2004, the Company determined that the Decorative Products indefinite lived trademark was impaired by $3.9 million, for which the Company recognized an impairment charge. During the fourth quarter of 2006, the Company determined that this indefinite lived trademark was fully impaired and recognized an impairment charge of $1.0 million. As the result of adopting SFAS 158, the Company reversed its intangible pension assets. As of November 30, 2006, the Company had no indefinite lived intangible assets or goodwill.

The following table summarizes finite lived and indefinite lived intangible assets as of November 30, 2006 and 2005:

	November 30, 2006		November 30, 2005
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
	(Dollars in millions)
Finite lived intangible assets
Patents	$7.9	$2.3	$7.9	$2.8
Trademarks	5.9	1.3	5.8	2.0
Technical know-how	2.6	1.8	2.6	2.0
Other	1.9	.3	1.9	.5

	$18.3	$5.7	$18.2	$7.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note D—Other Intangible Assets (Continued)

	November 30, 2006		November 30, 2005
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
	(Dollars in millions)
Indefinite lived intangible assets
Trademarks	$—	$—	$1.0	$1.0
Pension	—	—	4.2	4.2

	$—	$—	$5.2	$5.2

Amortization expense, excluding the impairment charges discussed above, for finite lived intangible assets subject to amortization was $1.6 million for each of the years ended November 30, 2006, 2005 and 2004 and is estimated to be approximately $1.6 million in 2007, decreasing to $0.5 million in 2012.

Note E—Discontinued Operations

On September 27, 2006, the Company sold substantially all of the assets and liabilities of the Building Products business to BFS Diversified Products, LLC, for $25.9 million in cash resulting in a gain of $18.2 million. No income taxes were provided due to the utilization of the Company’s net operating loss carryforwards. The Company retained $10.5 million of Building Products trade accounts receivable, all of which have been collected as of November 30, 2006.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations and cash flows of the Building Products business for all periods presented have been reported as discontinued operations. Additionally, the assets and liabilities of the Building Products business have been reclassified as assets and liabilities held for sale at November 30, 2005. This transaction allows the Company to focus its resources on its strategic product lines with strong market positions and will provide the Company with flexibility to grow its remaining segments.

The results of operations for the Building Products business reported as discontinued operations were:

	2006	2005	2004
	(Dollars in millions)
Net sales	$93.4	$115.1	$115.0
Net (loss) earnings from discontinued operations	$(.1)	$.9	$1.0

The assets and liabilities of the Building Products business classified as held for sale at November 30, 2005 were:

(Dollars in millions)
Assets:
Accounts receivable	$22.4
Inventory	5.7
Property, plant and equipment	12.3

Total assets	$40.4

Liabilities:
Accounts payable	$11.1
Other current liabilities	.8
Warranty liabilities	13.1

Total liabilities	$25.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note F—Sale of Assets

In November 2005, the Company’s Decorative Products segment sold its Lanark® brand wallcovering product line in an effort to realign resources to core product lines. The Company recognized a gain on this sale of $0.8 million, which is included in other expense, net, in the Consolidated Statements of Operations.

Note G—Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

	Years Ended November 30,
	2006	2005	2004
	(Dollars in millions, except per share data)
Numerator
Income (loss) from continuing operations	$3.2	$(2.7)	$(25.4)
Income from discontinued operations	18.1	.9	1.0

Net income (loss)	$21.3	$(1.8)	$(24.4)

	(Shares in thousands)
Denominator
Denominator for basic income (loss) per share—weighted average shares outstanding	41,322	40,707	40,193
Effect of dilutive employee stock options	298	—	—

Denominator for diluted income (loss) per share—adjusted weighted average shares	41,620	40,707	40,193

	Years Ended November 30,
	2006	2005	2004
Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$.08	$(.06)	$(.64)
Income from discontinued operations	.44	.02	.03

Net income (loss)	$.52	$(.04)	$(.61)

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$.08	$(.06)	$(.64)
Income from discontinued operations	.43	.02	.03

Net income (loss)	$.51	$(.04)	$(.61)

Options to purchase common stock and unearned restricted stock of the Company of 3.4 million, 5.5 million and 6.1 million shares during 2006, 2005 and 2004, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note H—Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

	Years Ended November 30,
	2006	2005	2004
	(Dollars in millions)
Foreign currency translation adjustments	$4.9	$(.6)	$3.5
Employee benefit plans	(29.5)	(60.6)	(.2)

Accumulated comprehensive (loss) income	$(24.6)	$(61.2)	$3.3

In 2005, the accumulated benefit obligation of the Company’s defined benefit plans exceeded the fair value of plan assets. As a result, the Company recorded a non-cash charge to accumulated comprehensive loss of $60.4 million, as required by SFAS No. 87 “Employers’ Accounting for Pensions.” In 2006, the fair value of plan assets of the Company’s funded benefit plan exceeded the accumulated benefit obligation, and accordingly, the Company reversed its minimum pension liability. Additionally, as of November 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158 as described in Note B. As a result of adopting SFAS No. 158, the Company recognized in its balance sheet the under funded status of its defined benefit plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). The Company recognized liabilities of $3.0 million for its defined benefit pension plans and $19.9 million for its retiree health care plan and also recognized in accumulated other comprehensive loss actuarial losses of $25.2 million and prior service costs of $4.3 million. The net difference between these liabilities and the assets and liabilities previously recorded, approximately $29.8 million, was charged to accumulated other comprehensive loss as required by SFAS No. 158.

The following table reflects changes in accumulated other comprehensive loss for 2006:

(Dollars in millions)
Balance November 30, 2005	$(61.2)
Defined benefit plans:
Minimum pension liability adjustment	60.9
Adoption of SFAS No. 158:
Reverse minimum pension liability of unfunded plan	(.3)
Recognition of net actuarial (loss) gain
Defined benefit pension plans	(51.5)
Health care plan	26.3
Recognition of prior service costs
Defined benefit pension plans	(3.6)
Health care plan	(.7)

Adjustment to initially apply SFAS No. 158	(29.8)
Cumulative translation adjustments	5.5

Balance November 30, 2006	$(24.6)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note I—Income Taxes

	Years Ended November 30,
	2006	2005	2004
	(Dollars in millions)
Income Tax Expense (Benefit)
Current
U.S. federal	$—	$(.3)	$(.6)
Foreign	.1	—	.3

	.1	(.3)	(.3)
Deferred
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—

	—	—	—

Income Tax Expense (Benefit)	$.1	$(.3)	$(.3)

	Years Ended November 30,
	2006	2005	2004
Effective Income Tax Rate
Statutory federal income tax rate	35.0%	35.0%	35.0%
Unrecognized net operating loss	(25.0)	(49.8)	(34.3)
Non-deductible goodwill	.5	(.8)	(.1)
Foreign taxes	(8.3)	13.3	(2.1)
Expected refund for amended return	—	16.1	—
Other, net	—	—	2.9

Effective Income Tax Rate	2.2%	13.8%	1.4%

Deferred Taxes

	November 30,
	2006		2005
	Assets	Liabilities	Assets	Liabilities
		(Dollars in millions)
Accrued estimated costs	$17.1	$—	$22.5	$—
Goodwill and intangible assets	36.5	—	41.2	—
Depreciation	—	17.4	—	20.9
Pension	—	—	.4	—
NOL’s and other carryforwards	47.5	—	48.2	—
Postretirement employee benefits	8.2	—	19.7	—
Other	—	.1	1.1	—
Valuation allowance	(91.8)	—	(112.2)	—

Deferred Taxes	$17.5	$17.5	$20.9	$20.9

As of November 30, 2006, the Company had approximately $114.2 million of domestic federal net operating losses (NOL’s) and $204.0 million of state and local NOL’s with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOL’s expire in the years 2020 through 2025. The U.S. domestic pretax income (loss) was $21.3 million, $(0.4) million and $(18.9) million in 2006, 2005 and 2004, respectively. As of November 30, 2006, the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note I—Income Taxes (Continued)

Company had approximately $21.6 million of foreign NOL’s with an indefinite carryforward period. Pretax loss of foreign subsidiaries was $2.2 million, $2.4 million and $5.2 million in 2006, 2005 and 2004, respectively. No cash was paid during 2006 for income taxes. The Company received net cash refunds for income taxes in 2005 of $0.1 million primarily related to NOL carrybacks from foreign operations.

Due to the Company’s recent history of cumulative losses, the Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. The net increase/(decrease) in the valuation allowance was $(20.4) million, $22.0 million and $6.6 million in 2006, 2005 and 2004, respectively. Undistributed earnings of foreign equity affiliates was $4.3 million as of November 30, 2006.

Note J—Accounts Receivable

The Company’s accounts receivable are generally unsecured and are not backed by collateral from its customers. No one customer represented more than 10% of the Company’s net trade receivables at November 30, 2006 and 2005. The allowance for doubtful accounts attributable to continuing operations was $2.1 million and $1.8 million at November 30, 2006 and 2005, respectively. Write-offs of uncollectible accounts receivable totaled $0.1 million in 2006, $2.0 million in 2005 and $1.6 million in 2004. The provision for bad debts totaled $0.4 million, $1.2 million and $0.7 million in 2006, 2005 and 2004, respectively.

Note K—Inventories

	November 30,
	2006	2005
	(Dollars in millions)
Raw materials and supplies	$18.1	$19.1
Work-in-process	2.8	3.6
Finished products	46.4	50.0

Approximate replacement costs of inventories	67.3	72.7
Excess of replacement cost over LIFO inventory value	(24.0)	(26.2)
Other reserves	(9.9)	(11.2)

Inventories	$33.4	$35.3

Inventories valued using the LIFO method represented approximately 74% of the total replacement cost of inventories at both November 30, 2006 and 2005. The liquidation of LIFO inventory layers reduced cost of products sold for continuing operations by $6.0 million and $5.8 million in 2006 and 2005, respectively.

During 2006, net LIFO inventory adjustments increased segment operating profit for Performance Chemicals and Decorative Products by $2.3 million and $0.3 million, respectively, and increased consolidated net income by $2.6 million. During 2005, net LIFO inventory adjustments increased segment operating profit for Performance Chemicals and Decorative Products by $2.6 million and $1.8 million, respectively, and reduced consolidated net loss by $4.4 million. There was no material impact during 2004 on segment operating loss and consolidated net loss.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Property, Plant and Equipment, Net

	November 30,
	2006	2005
	(Dollars in millions)
Land	$8.8	$8.4
Building and improvements	87.4	84.8
Machinery and equipment	344.4	334.7
Construction in progress	7.6	4.8

	448.2	432.7
Accumulated depreciation	(309.7)	(290.5)

Property, Plant and Equipment, Net	$138.5	$142.2

Depreciation expense was $18.6 million, $19.5 million and $20.0 million in 2006, 2005 and 2004, respectively.

Asset impairment charges for 2006 were $0.1 million for an idle building which is being demolished at the Company’s Jeannette, Pennsylvania facility. Asset impairment charges for 2005 were $2.5 million for the idling of certain production assets at the Company’s Jeannette, Pennsylvania and Mogadore, Ohio facilities. Due to volume decreases in the Company’s base film business and the relocation of certain product lines to other Company facilities, the Company idled one of its calendering lines at its Jeannette, Pennsylvania facility. The Company’s Performance Chemicals segment’s ongoing improvement in its manufacturing processes, increases in system-wide production capacity and the current environment of high energy costs have led to lower cost solutions in the manufacturing and delivering of its styrene-butadiene products necessitating the write-off of certain manufacturing assets at its Mogadore, Ohio facility.

As of November 30, 2006, the Company had $3.3 million of unamortized software costs, primarily related to an Enterprise Resource Program (ERP) system, which the Company began implementing during 2005. The Company is amortizing these costs over five years.

Note M—Long-Term Debt and Credit Lines

On May 28, 2003, the Company issued $165 million of 11 1/4% Senior Secured Notes (“Notes”) due 2010. The Notes are secured by all real property and equipment relating to the Company’s ten principal domestic manufacturing facilities. The Company has the option to redeem the Notes on or after June 1, 2007 at a premium of 5.625% in 2007, 2.813% in 2008 and at par value thereafter. Interest on the Notes is paid semi-annually on June 1st and December 1st. Under the terms of the Notes, the Company is prohibited from paying dividends.

In addition, on May 28, 2003, the Company entered into a $100 million, senior secured revolving credit facility (“Facility”). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet a single financial covenant of an average excess availability of $20 million, and at November 30, 2006, the Company was in compliance with this requirement. During 2005, the terms of the Facility were extended to November 30, 2009. In September 2006, the Facility was amended to reduce the spreads for borrowed money and commitment fees and to provide the Company with increased flexibility for acquisitions and debt repurchases. In connection with the sale of the Building Products business, the Facility was permanently reduced to $72.0 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Long-Term Debt and Credit Lines (Continued)

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.25% at November 30, 2006. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.50% at November 30, 2006.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at November 30, 2006.

At November 30, 2006, the available balance under the Facility, net of outstanding letters of credit and required reserves, was $53.0 million. The Company had no borrowings and $3.5 million of standby letters of credit outstanding as of November 30, 2006.

Interest paid during the year was $20.4 million, $21.2 million and $20.9 million for 2006, 2005 and 2004, respectively.

Note N—Employee Benefit Plans

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

Contributions were neither required nor made in 2006, 2005 and 2004 because the Company’s plan was adequately funded, using assumed returns. The Company anticipates that it will not make any contributions during 2007. Estimated future benefit payments are as follows: 2007—$11 million, 2008—$12 million, 2009—$12 million, 2010—$13 million, 2011—$13 million, 2012 through 2016—$71 million.

In addition, the Company has a non-qualified, unfunded pension plan. The accumulated benefit obligation and projected benefit obligation for this plan were $1.8 million and $2.0 million, respectively, as of November 30, 2006 and $1.8 million and $1.9 million, respectively, as of November 30, 2005.

As discussed in Note B, the Company adopted the recognition provisions of SFAS No. 158 as of November 30, 2006 and, accordingly, recognized a liability for the unfunded status of its pension plans of $3.0 million. The Company also recognized in accumulated other comprehensive loss the prior service cost and net actuarial loss of these plans. Future changes to the funded status of these plans will be recognized in the year in which the change occurs through other comprehensive income.

Prior to November 30, 2006, the Company accounted for its defined benefit pension plans under SFAS No. 87, “Employers’ Accounting for Pensions.” Accordingly, the Company recognized a pension liability of $7.4 million and a non-cash charge to accumulated other comprehensive loss within shareholders’ deficit of $60.4 million at November 30, 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note N—Employee Benefit Plans (Continued)

The Company anticipates non-cash pension expense to be approximately $5.4 million in 2007.

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

Because OMNOVA’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2006 and would have no effect on the aggregate of the service and interest components of the net periodic cost.

Estimated future benefit payments for health care plans are as follows: approximately $2 million in each of 2007 through 2011 and a cumulative total of $10 million for 2012 through 2016. Additionally, the Company expects to receive Medicare Part D subsidies to partially offset the estimated future benefit payments of approximately $0.4 million in each of 2007, 2008 and 2009, $0.3 million in both 2010 and 2011 and a cumulative total of $1.9 million for 2012 through 2016.

In accordance with SFAS No. 158, the Company recognized a liability for the underfunded status of its retiree medical plans of $19.9 million as of November 30, 2006 of which $17.1 million is reported as non-current. Additionally, the Company recognized in accumulated other comprehensive loss the prior service cost and net actuarial gain of these plans. Future changes to the funded status of these plans will be recognized in the year in which the change occurs through other comprehensive income (loss).

The current portion of the retiree health care plan was $2.8 million and $3.2 million as of November 30, 2006 and 2005, respectively. During 2005, the Company reached an agreement with GenCorp Inc. concerning a group of certain former GenCorp employees who retired from former GenCorp facilities and were seeking certain retiree medical benefits from GenCorp and OMNOVA. Under the agreement GenCorp will provide retiree medical benefits to these former employees in exchange for consideration of $1.0 million payable by the Company to GenCorp over the next eight years. As a result of the agreement with GenCorp, the Company’s health care plans benefit obligation was reduced and a settlement gain of $1.0 million was recognized.

	Pension Plans		Health Care Plans
	2006	2005	2006	2005
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$212.7	$187.7	$24.8	$41.0
Service cost	4.7	3.7	.3	.4
Interest cost	11.2	11.4	1.3	2.5
Amendments	—	(.1)	—	—
Actuarial (gain) loss	(8.5)	20.4	(2.9)	(13.6)
Settlement gain	(.1)	—	(.1)	(1.0)
Benefits paid net of retiree contributions	(12.0)	(10.4)	(2.7)	(4.5)

Benefit Obligation at End of Year	$208.0	$212.7	$20.7	$24.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note N—Employee Benefit Plans (Continued)

	Pension Plans		Health Care Plans
	2006	2005	2006	2005
	(Dollars in millions)
Change in Plan Assets
Fair value of plan assets at beginning of year	$199.0	$185.4	$—	$—
Actual return on assets	18.2	24.4	—	—
Employer contributions	.1	.1	2.7	4.5
Participant contributions	—	.1	—	—
Benefits and expenses paid net of retiree contributions	(12.3)	(10.8)	(2.7)	(4.5)

Fair Value of Plan Assets at End of Year	$205.0	$199.2	$—	$—

Funded Status at August 31	$(3.0)	$(13.5)	$(20.7)	$(24.8)
Unrecognized actuarial loss (gain)		66.7		(25.4)
Unrecognized prior service cost		4.2		.6

Net Amount Recognized at August 31		57.4		(49.6)
Benefits paid September 1 to November 30	—	—	.8	.8

Funded Status at November 30	$(3.0)	$57.4	$(19.9)	$(48.8)

Amounts Recognized in the Consolidated Balance Sheets
Non-current asset	$—	$4.2	$—	$—
Current liability	—	—	(2.8)	(3.2)
Non-current liability	(3.0)	(7.4)	(17.1)	(45.6)
Accumulated other comprehensive loss		60.6		—

Net Amount Recognized	$(3.0)	$57.4	$(19.9)	$(48.8)

As of November 30, 2006, the amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost consist of:

	Pension Plans		Health Care Plans
	2006	2005	2006	2005
	(Dollars in millions)
Net actuarial loss (gain), (net of tax of $0)	$51.5	$56.4	$(26.3)	$—
Prior service costs, (net of tax of $0)	$3.6	$4.2	$.7	$—

Net Periodic Benefit Cost

	Pension Plans			Health Care Plans
	2006	2005	2004	2006	2005	2004
	(Dollars in millions)
Net Periodic Benefit Cost
Service costs for benefits earned	$4.7	$3.7	$5.8	$.3	$.4	$.5
Interest costs on benefit obligation	11.2	11.4	11.6	1.3	2.5	2.9
Amortization of prior service costs	.8	.9	.9	(.1)	(.2)	(.2)
Assumed return on plan assets	(15.2)	(16.9)	(17.9)	—	—	—
Amortization of net loss (gain)	4.0	1.2	—	(2.5)	(1.0)	(.6)
Settlement gain	(.1)	—	—	(.1)	(1.0)	—

Total	$5.4	$.3	$.4	$(1.1)	$.7	$2.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note N—Employee Benefit Plans (Continued)

The estimated net loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive loss during 2007 are $3.7 million and $0.8 million, respectively. The estimated net gain and prior service cost for retiree medical plans that will be amortized from accumulated other comprehensive loss during 2007 are $(2.6) million and $0.1 million, respectively.

Effective December 1, 2004, the salaried plan provisions of the Company’s defined benefit pension plan were amended to adjust the future benefit calculation, eliminate the early retirement subsidy, adjust vesting requirements for disability retirement eligibility under the plan and limit salaried employee participation to employees hired on or before November 30, 2004. Salaried employees hired after November 30, 2004 will still be eligible to participate in the Company’s defined contribution plan. At the Company’s Jeannette, Pennsylvania and Mogadore, Ohio facilities, union employees hired on or after September 3, 2004 and June 1, 2005, respectively, are not eligible to participate in the pension plan.

The accumulated benefit obligation for the Company’s defined benefit pension plan was $200.5 million and $204.8 million at November 30, 2006 and 2005, respectively.

	Pension Plans			Health Care Plans
	2006	2005	2004	2006	2005	2004
Weighted Average Assumptions
Discount rate used for liability determination	6.2%	5.4%	6.3%	6.2%	5.4%	6.3%
Discount rate used for expense determination	5.4%	6.3%	6.5%	5.4%	6.3%	6.5%
Current trend rate for health care costs	N/A	N/A	N/A	11.0%	9.4%	10.7%
Ultimate trend rate for health care costs	N/A	N/A	N/A	5.0%	5.5%	5.5%
Year reached	N/A	N/A	N/A	2013	2013	2013
Measurement date	8/31	8/31	8/31	8/31	8/31	8/31
Assumed long-term rate of return on plan assets	8.0%	8.5%	8.5%	N/A	N/A	N/A
Annual rates of salary increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. The increase in the discount rate in 2006 is primarily due to the higher interest rate environment.

The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance.

Plan assets consist principally of common stocks and government and corporate debt obligations. Asset allocation at November 30, 2006 and 2005, target allocation for 2006 and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2006	Percentage of Plan Assets At November 30,		Weighted- Average Expected Long-Term Rate of Return 2036
		2006	2005
Equity securities	65 —70%	66%	73%	8.9%
Debt securities	30 —35%	34%	27%	6.0%

Total	100%	100%	100%	8.0%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note N—Employee Benefit Plans (Continued)

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan were based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Non-cash contributions are made with company stock. The non-cash cost of this plan for the Company was approximately $2.1 million in 2006, $1.5 million in 2005 and $1.5 million in 2004. The defined contribution pension plan contained approximately 1.8 million and 2.2 million shares of the Company’s common stock at November 30, 2006 and 2005, respectively.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of the plan for the Company was approximately $0.3 million in 2006, $0.6 million in 2005 and $0.7 million in 2004.

Note O—Lease Commitments

The Company leases certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $4.3 million in 2006, $4.1 million in 2005 and $6.4 million in 2004. Future minimum commitments at November 30, 2006 for non-cancelable operating leases were $19.2 million with annual amounts declining from $5.0 million in 2007 to $1.6 million in 2011. The Company’s total obligation for leases after 2011 is $3.1 million.

Note P—Contingencies

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

Note Q—Stock Based Compensation Plans

The OMNOVA Solutions’ Amended and Restated 1999 Equity and Performance Incentive Plan (the 1999 Plan) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. Subject to certain sublimits specified in the plan, the 1999 Plan authorizes up to 4.1 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the 1999 Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of November 30, 2006, approximately 0.3 million shares of Company common stock remained available for grants under the 1999 Plan.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Stock Based Compensation Plans (Continued)

(the Adjustment Plan). The Adjustment Plan authorized up to 4.0 million shares of Company common stock solely for the purpose of accomplishing the conversion described above. Shares used may be either newly issued shares or treasury shares or both. No further options may be granted under the Adjustment Plan.

Prior to December 1, 2005, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” in accounting for its employee stock options. Under APB 25, because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised) using the modified prospective method. Under this method, compensation cost in 2006 includes the portion of awards vested in the period for (1) all share-based payments granted prior to, but not vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated using a Black-Scholes based option valuation model, consistent with the provisions of SFAS No. 123 (Revised) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the weighted average assumptions in the table below.

	Years Ended November 30,
	2006	2005	2004
Risk free interest rate	4.6%	4.4%	4.0%
Dividend yield	—%	—%	—%
Volatility of expected market price of Company stock	46%	44%	45%
Weighted average life of options in years	5.8	7.0	6.1

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

A summary of the Company’s stock option activity and related information for the years ended 2006, 2005 and 2004 is as follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,193,635	$7.70	5,972,849	$7.56	6,853,105	$7.42
Granted	6,000	$5.51	20,500	$4.91	78,000	$5.72
Forfeited or expired	(513,649)	$7.76	(712,314)	$6.92	(716,532)	$6.83
Exercised	(175,875)	$4.55	(87,400)	$4.53	(241,724)	$5.13

Outstanding at end of year	4,510,111	$7.82	5,193,635	$7.70	5,972,849	$7.56

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Stock Based Compensation Plans (Continued)

The weighted average grant date fair value of options granted was $2.76, $2.58 and $2.78 during 2006, 2005 and 2004, respectively.

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2006 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$3.09 — $4.99	718,750	$4.14	6.1	710,500	$4.13
$5.00 — $5.99	488,675	$5.25	4.5	466,800	$5.23
$6.00 — $6.99	363,700	$6.51	4.3	360,075	$6.51
$7.00 — $7.99	574,360	$7.50	3.2	574,360	$7.50
$8.00 — $8.99	1,813,427	$8.50	2.9	1,813,427	$8.50
$9.00 — $14.37	551,199	$13.87	1.3	551,199	$13.87

Total	4,510,111	$7.82	3.5	4,476,361	$7.84

There were 4,920,600 and 5,187,387 stock options exercisable with weighted average prices of $7.89 at November 30, 2005 and 2004, respectively.

Restricted stock grants consist of the Company’s common stock. The Board set a two or three year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

A summary of the Company’s restricted stock activity and related information for the years ended November 30, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested at beginning of year	260,975	$5.42	173,967	$5.59	1,000	$5.67
Granted	305,399	$5.55	199,503	$5.32	192,342	$5.57
Vested	(162,858)	$5.46	(86,670)	$5.59	(2,500)	$5.37
Forfeited	(26,940)	$5.51	(25,825)	$5.21	(16,875)	$5.30

Non-vested at end of year	376,576	$5.50	260,975	$5.42	173,967	$5.59

The adoption of SFAS No. 123 (Revised) did not have a material effect on the Company’s 2006 reported operating income, net income and basic and diluted net income per share. No tax effects are recognized currently for the granting of share-based compensation arrangements as the Company currently cannot estimate the realizability of related tax benefits as the Company is in a net operating tax loss carryforward position as described in Note I.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Stock Based Compensation Plans (Continued)

Compensation expense for all share-based payments, included in general and administrative expense, was $0.8 million, $1.0 million and $0.3 million during 2006, 2005 and 2004, respectively.

As of November 30, 2006, there was $1.4 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements to be amortized over the next 2.5 years.

The intrinsic value of stock options exercised during 2006, 2005 and 2004 was $0.3 million, $0.1 million and $0.2 million, respectively.

During 2006, cash received from options exercised was $0.8 million.

Note R—Business Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in the significant accounting policies.

The Company’s two operating segments are: Performance Chemicals and Decorative Products. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, and fluorochemical chemistries. The segment’s custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor care, masking tape, tires, plastic parts and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance.

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as diapers, engine filters, resilient flooring underlay, roofing mat, shoe components and household scrub pads), construction, adhesives, masking tape, tire cord, floor polish, textiles, graphic arts and plastic part coatings.

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

The Decorative Products segment consists of three product lines. The Commercial Wallcoverings product line applications include refurbishment and new construction for the commercial office, hospitality, health care, retail, education, restaurant markets and interior construction. The Coated Fabrics product line applications include residential furniture,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (Continued)

commercial furniture, marine and transportation seating and soft top covers. The Laminates product line applications include manufactured housing, recreational vehicle interiors, kitchen and bath cabinets, residential furniture, office furniture, consumer electronics and retail display.

The Company’s operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. No one customer accounted for 10% or more of consolidated net sales.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs, asset write-offs and work stoppage costs relating to operations. However, management excludes restructuring and severance costs, asset write-offs and work stoppage costs when evaluating the results of the segments.

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

Segment operating profit for 2006, 2005 and 2004 was impacted by a number of items which were discussed earlier in this Annual Report. Management excludes certain of these items when evaluating the results of the Company’s segments. These items include for 2006 restructuring and severance charges of $1.1 million, trademark impairment charges of $1.0 million, and fixed asset write-offs of $0.1 million; for 2005 restructuring and severance charges of $5.8 million, asset impairment charges of $2.5 million, gain on a legal settlement of $0.9 million, gain on the sale of a wallcovering brand of $0.8 million and work stoppage charges of $1.7 million; and for 2004, trademark impairment charges of $3.9 million and restructuring and severance charges of $0.5 million.

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated income (loss) from continuing operations before income taxes.

	2006	2005	2004
	(Dollars in millions)
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$290.7	$297.9	$246.3
Specialty Chemicals	150.9	154.9	126.6

Total Performance Chemicals	$441.6	$452.8	$372.9

Decorative Products
Commercial Wallcoverings	$102.2	$104.1	$110.7
Coated Fabrics	84.3	78.9	89.3
Laminates	71.0	59.2	57.8

Total Decorative Products	$257.5	$242.2	$257.8

Total Net Sales	$699.1	$695.0	$630.7

Segment Operating Profit
Performance Chemicals	$29.7	$33.8	$13.5
Decorative Products	9.0	(2.8)	(6.8)

Total segment operating profit	$38.7	$31.0	$6.7
Interest expense	(20.3)	(21.2)	(20.7)
Corporate expenses	(15.1)	(12.8)	(11.7)

Income (Loss) From Continuing Operations Before Income Taxes	$3.3	$(3.0)	$(25.7)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (Continued)

	2006	2005	2004
	(Dollars in millions)
Total Assets
Performance Chemicals	$145.0	$152.1
Decorative Products	152.5	145.5
Corporate	41.4	20.3

	$338.9	$317.9

Equity Investments
Decorative Products	$19.1	$16.2

Capital Expenditures
Performance Chemicals	$5.8	$5.0	$4.5
Decorative Products	6.7	4.9	4.9
Corporate	.5	2.5	1.8

	$13.0	$12.4	$11.2

Depreciation and Amortization
Performance Chemicals	$11.4	$12.2	$11.7
Decorative Products	8.5	8.8	9.8
Corporate	.3	.1	.1

	$20.2	$21.1	$21.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Business Segment Information (Continued)

GEOGRAPHIC INFORMATION

	2006	2005	2004
	(Dollars in millions)
Net Sales
United States	$596.4	$598.3	$539.9
United States export sales	36.9	30.3	33.9
Europe	64.5	65.9	56.5
Asia	1.3	.5	.4

	$699.1	$695.0	$630.7

Segment Operating Profit (Loss)
United States	$36.2	$29.7	$9.3
Europe	.9	.7	(2.1)
Asia	1.6	.6	(.5)

	$38.7	$31.0	$6.7

Total Assets
United States	$266.3	$252.6
Europe	52.0	47.9
Asia	20.6	17.4

	$338.9	$317.9

Long-Lived Assets
United States	$126.7	$137.5
Europe	17.4	17.1
Asia	.1	.1

	$144.2	$154.7

Unconsolidated Asian Joint Ventures
CPPC—Decorative Products Co., Ltd.
Current assets	$22.8	$18.7
Non-current assets	$7.4	$7.3
Current liabilities	$12.4	$11.0
Non-current liabilities	$—	$—

Net sales	$45.1	$42.5	$36.3
Gross profit	$3.5	$1.0	$(.3)
Operating income (loss)	$1.1	$(.9)	$(2.4)
Net income (loss)	$1.1	$(.9)	$(2.4)

CG—OMNOVA Decorative Products (Shanghai) Co., Ltd.
Current assets	$16.0	$13.8
Non-current assets	$9.9	$10.5
Current liabilities	$5.5	$6.6
Non-current liabilities	$—	$—

Net sales	$47.4	$38.1	$29.4
Gross profit	$7.2	$5.7	$3.3
Operating income	$3.7	$2.8	$1.4
Net income	$3.7	$2.8	$1.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three Months Ended
2006 (8)	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$169.8	$177.8	$175.1	$176.4
Gross profit (1)	$34.1	$40.9	$37.9	$37.0
Restructuring and severance (2)	$—	$—	$—	$(1.3)
Idled fixed asset write-down (2) (7)	$—	$—	$—	$(.1)
Intangible asset write-down (2) (3)	$—	$—	$—	$(1.0)
(Loss) income from continuing operations	$(3.6)	$5.2	$2.4	$(.7)
Net (Loss) Income (4)	$(4.3)	$5.3	$3.3	$17.0
(Loss) income per share from continuing operations
Basic and diluted	$(.08)	$.13	$.06	$(.02)
Net (loss) income per share (5)
Basic and diluted	$(.10)	$.13	$.08	$.41
Common stock price range per share—high	$7.25	$6.47	$6.58	$5.72
—low	$4.59	$5.35	$5.30	$4.00

	Three Months Ended
2005 (8)	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$162.5	$180.1	$177.3	$175.1
Gross profit (1) (6)	$33.5	$40.8	$37.3	$40.8
Restructuring and severance (2)	$(3.8)	$(1.0)	$(.6)	$—
Idled fixed asset write-down (2) (7)	$—	$—	$—	$(2.5)
(Loss) income from continuing operations	$(10.6)	$3.3	$.8	$3.8
Net (Loss) Income	$(10.9)	$3.6	$1.4	$4.1
(Loss) income per share from continuing operations
Basic and diluted	$(.26)	$.08	$.02	$.09
Net (loss) income per share (5)
Basic and diluted	$(.27)	$.09	$.03	$.10
Common stock price range per share—high	$5.99	$5.50	$6.00	$5.10
—low	$4.50	$3.79	$3.88	$3.90

(1)	Gross profit excludes depreciation expense. Depreciation expense related to manufacturing facilities and equipment was $3.8 million, $3.7 million, $3.9 million and $3.3 million for the three months ended February 28, May 31, August 31 and November 30, 2006, respectively, and $4.0 million, $4.0 million, $4.0 million and $3.5 million for the three months ended February 28, May 31, August 31 and November 30, 2005, respectively.
(2)	Management reviews the performance of the business segments, excluding restructuring and severance, impairment charges, asset write-offs and other items as discussed elsewhere in this report, in assessing the performance of and making decisions regarding the allocation of resources to the business segments.
(3)	For the three months ended November 30, 2006, the Company recorded a trademark impairment charge of $1.0 million.
(4)	For the three months ended November 30, 2006, the Company recorded a gain on the sale of its Building Products segment of $18.2 million.
(5)	The sum of the quarterly EPS amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.
(6)	For the three months ended February 28, 2005, $0.5 million of restructuring related inventory write-downs were classified as cost of goods sold.
(7)	For the three months ended November 30, 2006 and 2005, the Company recorded asset impairment charges of $0.1 million and $2.5 million, respectively, for idled fixed assets.
(8)	Previously disclosed amounts have been restated to report the sale of the Building Products business as a discontinued operation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no change in accountants or disagreements with the Company’s independent registered public accounting firm regarding accounting and financial disclosure matters during the two most recent years of the Company or during any period subsequent to the date of the Company’s most recent consolidated financial statements.

Item 9A.	Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2006, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm is set forth on pages 29 and 30 of this report and is incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2007 Annual Meeting of Shareholders is set forth on pages 4 and 5 of the Company’s 2007 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2007 Annual Meeting of Shareholders is set forth on pages 5 through 7 of the Company’s 2007 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth on page 8 of the Company’s 2007 Proxy Statement and is incorporated herein by reference. Information with respect to procedures by which shareholders may recommend nominees for election to the Company’s Board of Directors is set forth on pages 9 and 10 of the Company’s 2007 Proxy Statement and is incorporated herein by reference. Also see Executive Officers of the Registrant on page 14 of this report.

Information with respect to compliance with Section 16(a) of the Exchange Act of 1934, as amended, is set forth on page 25 of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, the OMNOVA Solutions Business Conduct Policies, is available on its website at www.omnova.com.

Item 11.	Executive Compensation

Information regarding executive compensation is set forth on page 12 and 15 through 25 of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth on pages 13 and 14 of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth on page 35 of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain transactions and employment arrangements with management is set forth on page 19 of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services provided by the Company’s independent registered public accounting firm during the years ended November 30, 2006 and 2005, the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors and related information is set forth on pages 27 and 28 of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2006, 2005 and 2004

Consolidated Balance Sheets at November 30, 2006 and 2005

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended November 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended November 30, 2006, 2005 and 2004

Notes to the Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

The financial statements for the Company’s unconsolidated joint ventures, CPPC-Decorative Products Co., Ltd. and CG-OMNOVA Decorative Products (Shanghai) Co., Ltd., will be filed as schedules to this Annual Report on Form 10-K by an amendment hereto. All other consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit	Description
ACQUISITION AGREEMENTS
2.1*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).

CHARTER DOCUMENTS
3.2**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.
3.4**	Amended and Restated Code of Regulations of OMNOVA Solutions.

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1	Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions 11 1/4% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).
4.2	Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).

MATERIAL CONTRACTS
10.1	Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-15147)).
10.2	Amendment No. 2 to Credit Agreement dated as of December 23, 2004 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank, N.A. as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2004 (File No. 1-15147)).
10.3†	Employment Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2000 (File No. 1-15147)).
10.5†	Severance Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2000 (File No. 1-15147)).
10.6**†	Form of Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above).
10.7†	OMNOVA Solutions Amended and Restated 1999 Equity and Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated February 22, 2002, as filed with the Commission on February 19, 2002 (File No. 1-15147)).
10.8**†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.
10.9**†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.
10.11**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.
10.12**†	OMNOVA Solutions Deferred Bonus Plan.
10.14†	OMNOVA Solutions Long-Term Incentive Program, as amended and restated effective January 19, 2007 (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2007 (File No. 1-15147)).
10.15*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.

Exhibit	Description
10.16*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.
10.17*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.
10.18*	Services and Support Agreement between OMNOVA Solutions and GenCorp.
10.19**	Form of Director and Officer Indemnification Agreement.
10.20**	Form of Director Indemnification Agreement.
10.21**	Form of Officer Indemnification Agreement.
10.22	Amendment No. 3 to Credit Agreement dated as of May 18, 2005 by and among OMNOVA Solutions Inc., as borrower, the financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2005 (File No. 1-15147)).
10.23†	Form of Performance Share Agreement.
10.24†	Form of Restricted Stock Agreement.
10.25†	Summary of Compensation and Benefit Arrangements for Non-Employee Directors of OMNOVA Solutions Inc. (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on January 30, 2006 (File No. 1-15147)).
10.26†	OMNOVA Solutions Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).
10.27†	Summary of 2006 Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).
10.28	Amendment No. 4 to Credit Agreement dated as of September 8, 2006 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JP Morgan Chase Bank, N.A., as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 12, 2006 (File No. 1-15147)).

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
12.1	Computation of Ratio of Earnings to Fixed Charges.

SUBSIDIARIES OF THE REGISTRANT
21.1	Listing of Subsidiaries.

CONSENTS OF EXPERTS
23.1	Consent of Independent Registered Public Accounting Firm.

POWER OF ATTORNEY
24.1	Powers of Attorney executed by E. P. Campbell, D. A. Daberko, D. J. D’Antoni, D. E. McGarry, S. W. Percy, R. B. Pipes, W. R. Seelbach and R. A. Stefanko, Directors of the Company.
CERTIFICATIONS
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to OMNOVA Solutions Inc., 175 Ghent Road, Fairlawn, Ohio 44333-3300, Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.

*	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1999 (File No. 1-15147).
**	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10 (File No. 1-15147).
†	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNOVA SOLUTIONS INC.
January 26, 2007
	By	/s/ J. C. LEMAY
J. C. LeMay Senior Vice President, Business Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. MCMULLEN K. M. McMullen	Chairman, Chief Executive Officer and President	January 26, 2007

/s/ M. E. HICKS M. E. Hicks	Senior Vice President and Chief Financial Officer; Treasurer	January 26, 2007

* E. P. Campbell	Director	January 26, 2007

* D. A. Daberko	Director	January 26, 2007

* D. J. D’Antoni	Director	January 26, 2007

* D. E. McGarry	Director	January 26, 2007

* S. W. Percy	Director	January 26, 2007

* R. B. Pipes	Director	January 26, 2007

* W. R. Seelbach	Director	January 26, 2007

* R. A. Stefanko	Director	January 26, 2007

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K.C. SYRVALIN K. C. Syrvalin		January 26, 2007