Form 10-K/A
period 2006-11-30
OMNOVA SOLUTIONS INC
filed 2007-03-23
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $250,932,503, based on the closing price per share of $6.08 on May 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 16, 2007, there were 42,009,497 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

Explanatory Note

On January 26, 2007, OMNOVA Solutions Inc. filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended November 30, 2006 (the “Annual Report”).

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of OMNOVA Solutions Inc. is being filed solely to amend Item 15 to include the separate financial statements of CG – OMNOVA Decorative Products (Shanghai) Co., Ltd., (the “Unconsolidated Subsidiary”) as required under Rule 3-09 of Regulation S-X. The audit of the financial statements of the Unconsolidated Subsidiary, whose fiscal year ends December 31, was not completed at the time the Company filed its Annual Report on Form 10-K. The audited financial statements are now included under Item 15 (a)(2) of this Amendment No. 1.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8 of the Company’s Annual Report on Form 10-K filed on January 26, 2007:

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

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended November 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended November 30, 2006, 2005 and 2004

Notes to the Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

The following financial statements of CG – OMNOVA Decorative Products (Shanghai) Co., Ltd., an unconsolidated subsidiary of the Company, are included herein:

Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Balance Sheets at December 31, 2006 and 2005

Statements of Shareholder Equity for the years ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to the Financial Statements

CG-OMNOVA DECORATIVE PRODUCTS (SHANGHAI) CO., LTD.

(Incorporated in the People’s Republic of China with Limited Liability)

Financial Statements

For the years ended December 31, 2006 and 2005

(With Unaudited Comparative Figures for the Year Ended 2004)

With Report of Independent Registered Public Accounting Firm

CG-OMNOVA De corative Products (Shanghai) Co., Ltd.

Financial Statements

Years Ended December 31, 2006, 2005 and 2004 (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

We have audited the accompanying balance sheets of CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (the “Company”) as of December 31, 2006 and 2005, and the related statements of income, changes in shareholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young Hua Ming

Shanghai Branch, The People's Republic of China
March 20, 2007

The branch is authorized by Ernst & Young Hua Ming Head Office for execution of its business on its behalf.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Balance Sheets

(In USD Thousands)

		As of December 31,
	Notes	2006	2005
ASSETS:
Current assets
Cash and cash equivalents		$2,860	$1,986
Trade receivables - net	3
- Related parties	12	169	129
- Others		8,375	5,825
Inventories	4	4,333	4,509
Prepayments, deposits and other receivables
- Related parties	12	64	116
- Others		1,720	644
Deferred tax assets	10	141	34

Total current assets		17,662	13,243

Non-current assets
Property, plant and equipment - net	5	10,018	9,890
Land use right - net		456	681

Total non-current assets		10,474	10,571

Total Assets		$28,136	$23,814

LIABILITIES AND SHAREHOLDER’S EQUITY:
Current liabilities
Trade payables
- Related parties	12	$258	$486
- Others		4,318	4,247
Other payables
- Related parties	12	504	400
- Others		1,409	122
Accrued expenses		401	483
Dividend payable		1,000	—
Other current liabilities		361	249

Total current liabilities		8,251	5,987

Asset retirement obligation	14	72	—

Shareholder’s equity
Share capital - registered and issued at $10,000	7	10,000	10,000
Statutory reserve fund	8	1,096	763
Retained earnings		7,651	6,651
Accumulated other comprehensive income		1,066	413

Total shareholder’s equity		19,813	17,827

Total Liabilities and Shareholder’s Equity		$28,136	$23,814

The accompanying notes are an integral part of these financial statements

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Statements of Income

(In USD Thousands)

		Years Ended December 31,
	Note	2006	2005	2004
				(Unaudited)
REVENUES
Net sales
- Related parties		$502	$347	$721
- Others		48,785	38,537	30,761

		49,287	38,884	31,482

COSTS AND EXPENSES
Cost of sales
- Related parties		1,374	1,756	1,216
- Others		41,336	31,230	26,769
Distribution costs		903	808	691
Administrative expenses
- Related parties		436	418	417
- Others		1,440	1,231	1,132
Other operating expenses, net		200	223	12

		45,689	35,666	30,237

Income from operations		3,598	3,218	1,245

Finance costs, net		12	86	114

Income before income taxes		3,586	3,132	1,131

Income taxes	9	253	322	82

Net income		$3,333	$2,810	$1,049

The accompanying notes are an integral part of these financial statements

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Statements of Changes in Shareholder’s Equity

For the Years Ended December 31, 2006 and 2005

(With Unaudited Comparative Figures for Year Ended December 31, 2004)

(In USD Thousands)

	Capital	Statutory Reserve Fund	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
At January 1, 2004 (Unaudited)	$10,000	$362	$3,194	$(1)	$13,555
Net income for the year (Unaudited)	—	—	1,049	—	1,049	$1,049
Currency translation adjustment (Unaudited)	—	—	(1)	—	(1)	(1)

Comprehensive income (Unaudited)	—	—	—	—	—	$1,048

Transfer to reserve fund (Unaudited)	—	117	(117)	—	—

At December 31, 2004 (Unaudited)	$10,000	$479	$4,125	$(1)	$14,603
Net income for the year	—	—	2,810	—	2,810	$2,810
Currency translation adjustment	—	—	—	414	414	414

Comprehensive income	—	—	—	—	—	$3,224

Transfer to reserve fund	—	284	(284)	—	—

At December 31, 2005	$10,000	$763	$6,651	$413	$17,827
Net income for the year	—	—	3,333	—	3,333	$3,333
Currency translation adjustment	—	—		653	653	653

Comprehensive income	—	—	—	—	—	$3,986

Dividends declared	—	—	(2,000)	—	(2,000)
Transfer to reserve fund	—	333	(333)	—	—

At December 31, 2006	$10,000	$1,096	$7,651	$1,066	$19,813

The accompanying notes are an integral part of these financial statements

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Statements of Cash Flows

(In USD Thousands)

	Years Ended December 31,
	2006	2005	2004
			(Unaudited)
Operating activities
Net income	$3,333	$2,810	$1,049
Adjustments for:
Depreciation and amortization	1,391	1,267	1,175
Loss on disposal of fixed assets	23	28	—
Provision for doubtful receivables	—	13	40
Provision for obsolete inventories	44	89	104
Foreign currency translation loss	57	36	12
Fixed assets impairment	163	—	—
Deferred tax expense	(104)	(7)	(22)

Operating profit before working capital changes	4,907	4,236	2,358
Change in working capital:
Inventories	280	(455)	(1,314)
Trade receivables – related party	(36)	(11)	19
Trade receivables – others	(2,356)	(802)	(1,237)
Other current assets – related parties	55	19	(94)
Other current assets – others	(1,049)	371	(157)
Other current liabilities – related parties	(157)	243	112
Other current liabilities – others	1,189	220	1,685
Non-current assets	4	7	(17)
Asset retirement obligation	28	—	—

Net cash provided by operating activities	2,865	3,828	1,355

Investing activities
Purchases of property, plant and equipment	(1,074)	(726)	(1,446)
Proceeds from disposal of property, plant and equipment	—	4	2

Net cash used in investing activities	(1,074)	(722)	(1,444)

Financing activities
Dividends paid	(1,000)	—	—
Repayments of short-term loans	—	(4,107)	(1,208)
Proceeds from short-term loans	—	1,699	1,200

Net cash used in financing activities	(1,000)	(2,408)	(8)

Effect of exchange rate on cash and cash equivalents	83	8	—

Net increase/(decrease) in cash and cash equivalents	874	706	(97)
Cash and cash equivalents at beginning of year	1,986	1,280	1,377

Cash and cash equivalents at end of year	$2,860	$1,986	$1,280

Cash paid for:

Interests	$12	$77	$114
Taxes	$548	$288	$71

The accompanying notes are an integral part of these financial statements

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

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

The statement of income, changes in shareholder’s equity and cash flows for the year ended December 31, 2004, together with the accompanying notes, are unaudited and presented solely for comparative purposes.

2.2	Use of estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.3	Foreign currency transactions

Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated at the weighted average exchange rates for the year. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive income.

Foreign exchange losses are included in other operating expenses and were $57, $36 and $12 (unaudited) in 2006, 2005, and 2004, respectively.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

2	Summary of Significant Accounting Policies (continued)

2.4	Property, plant and equipment and land use right

Property, plant and equipment and land use rights are stated at cost less accumulated depreciation and impairment losses. The cost includes the cost of materials, direct labor, the initial assessment of the costs of dismantling (if relevant).

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

In calculating depreciation, the Company estimates a 10% residual value for all property, plant and equipment as the Company anticipates receiving consideration for these items when sold or replaced.

Amortization

Amortization charges are primarily related to land use right. Amortization is charged to the statement of income on a straight-line basis over the term of the land use right of 8 years from the date the Company attained the right to use the land. The amortization of land use right was approximately $244 in 2006 and $238 in each of 2005 and 2004 (unaudited).

Disposal

Gains or losses arising from the retirement or disposal of property, plant and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in the statement of income on the date of retirement or disposal.

Asset retirement obligations

The fair value of asset retirement obligations is recorded when the Company has an unconditional legal obligation to perform an asset retirement activity and the amount of the obligation can be reasonably estimated. In assessing asset retirement obligations, the Company reviews the expected settlement dates or a range of estimated settlement dates, the expected method of settlement of the obligation and other factors pertinent to the obligations.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

2	Summary of Significant Accounting Policies (continued)

2.5	Inventories

Inventories are stated at the lower of cost or market value. Cost includes the cost of materials, direct labor and an appropriate portion of production overheads on a first-in first-out basis. Inventories are reviewed for obsolescence, deterioration, damage and slow-moving and reserves are provided as necessary.

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

2.9	Short-term loans from financial institutions

Interest-bearing short-term loans and borrowings (including balances with related party as disclosed in note 12) are recognized at cost.

2.10	Employee benefits

The full-time employees of the Company are covered by various government-managed defined contribution retirement benefit schemes under which the employees are entitled to a monthly pension based on certain formulae. These government agencies are responsible for the retirement benefits to these retired employees. The Company contributes on a monthly basis to these retirement benefit schemes. Under these schemes, the Company has no legal or constructive obligation for retirement benefits beyond the contributions made. Contributions to these schemes are expensed as incurred. These costs were $251, $177 and $133 (unaudited) in 2006, 2005 and 2004, respectively.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

2	Summary of Significant Accounting Policies (continued)

2.11	Taxation

Income tax

Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted at the balance sheet date, and any adjustment to tax payable in respect of the previous years.

Deferred income tax

Deferred taxes are provided for temporary differences, using tax rates enacted at the balance sheet date, between the carrying amount of assets and liabilities for financial reporting and income tax purposes. The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

2.12	Revenue recognition

Sale of goods

Revenue from product sales is recognized when the significant risks and rewards of ownership have been transferred to the buyer. Revenue excludes value added taxes or other sales taxes and is arrived at after deduction of trade discounts and sales returns. The Company estimates and records provisions for sales returns and allowances in the period the sale is recorded, based on its experience.

There is one customer that represented approximately 28%, 19% and 8% (unaudited) of the Company’s net sales in 2006, 2005 and 2004 respectively.

Interest income

Interest income is recognized in the statement of income as it accrues.

2.13	Freight costs

The Company reflects the cost of shipping its products to customers as distribution costs. Customers’ reimbursements for freight are not significant.

2.14	Finance costs

Interest expense and similar charges are expensed in the statement of income in the period in which it is incurred and is reported net of interest income.

2.15	Research and development costs

Research and development costs, which were $212 in 2006, $178 in 2005 and $73 (unaudited) in 2004, are expensed in the statement of income as incurred.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

2	Summary of Significant Accounting Policies (continued)

2.16	New accounting pronouncements

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of FIN48 on the financial statements of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of SFAS No.157 on the financial statements of the Company.

3	Trade Receivables

The Company’s trade receivables are generally unsecured and are not backed by collateral from its customers. The provision for doubtful receivables was $61 and $59 at December 31, 2006 and 2005, respectively. The doubtful debts expense included in administrative expenses was nil in 2006, $13 in 2005 and $40 (unaudited) in 2004.

4	Inventories

	December 31,
	2006	2005
Raw materials	$3,190	$3,076
Finished goods	1,017	1,278
Work-in-progress	415	392

Total	4,622	4,746
Less allowance for obsolete inventories	(289)	(237)

Total	$4,333	$4,509

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

5	Property, Plant and Equipment

	December 31,
	2006	2005
Plant, machinery and equipment	$11,806	$10,638
Buildings	3,650	3,458
Construction-in-progress	180	155
Motor vehicles	309	176
Others	239	211

	16,184	14,638
Impairment	(167)	—
Accumulated depreciation	(5,999)	(4,748)

Total	$10,018	$9,890

Depreciation expense was $1,147, $1,029 and $942 (unaudited) in 2006, 2005 and 2004, respectively.

During the year, the Company recognized an impairment charge of $163 to fully write-down the remaining book value of machinery and equipment which was no longer being used as the Company no longer produces the item it was used to manufacture. This charge is included in other operating expenses.

6	Short-term Loans from Financial Institutions

The Company is a party to several credit facility agreements for short-term borrowings. One credit facility denominated in U.S. dollars which totaled $3,000 obtained from a related party-Business Development Bank Limited (note 12) was unsecured, comprised of irrevocable import letters of credit of $2,000, trust receipt loans and short term advances for working capital of $1,000. Another credit facility denominated in U.S. dollars which totaled $3,000 from Bangkok Bank Public Company Limited Shanghai Branch was unsecured. As of December 31, 2006, the Company had issued letters of credit of $644 and no other outstanding amounts on the above facilities. As of December 31, 2006, the total availability for letters of credit, trust receipt loans and working capital advances under the above facilities was $5,356.

Interest expense was $12, $86 and $114 (unaudited) for 2006, 2005 and 2004, respectively.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

7	Capital

The Company’s registered and paid-up capital was $10,000 as of December 31, 2006 and 2005.

During the year, the Company’s board of directors declared a dividend of $2,000, of which $1,000 was paid as of December 31, 2006.

8	Statutory Reserve Fund

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

In accordance with the relevant laws and regulations, profits available for distribution by the Company are based on the PRC statutory financial statements. For the year ended December 31, 2004, the Company appropriated after tax profit amounting to $117 (unaudited) to the reserve fund. For the year ended December 31, 2005, the Company appropriated after tax profit of $284 to the reserve fund. For the year ended December 31, 2006, the Company appropriated after tax profit of $333 to the reserve fund, which is subject to the approval of the Company’s audited statutory financial statements.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

9	Income Taxes

	2006	2005	2004
			(Unaudited)
Income tax provision - current	$357	$329	$105
Deferred taxation	(104)	(7)	(23)

Total	$253	$322	$82

In accordance with Income Tax Law of the PRC Concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Law”), joint venture companies are subject to the statutory income tax of 33% (comprised of 30% state income tax plus 3% local income tax) unless the enterprise is qualified as a “Foreign Funded Enterprise with Advanced Technology” for which more favorable effective corporate income tax rates apply.

The Company is located in Shanghai Minhang Economic Technological Development Zone and therefore, preferential corporate income tax rate at 15% applies. In addition, the Company is a qualified “Foreign Funded Enterprise with Advanced Technology” and under relevant tax law, the Company is exempted from corporate income tax and local income taxes for its first two profit-making years, which were 2000 and 2001 (after deducting losses incurred in the previous years), and is entitled to a 50% tax exemption for the succeeding three years of 7.5% (“Tax Exemption”). The Company is entitled to extend the period of a reduced corporate income tax rate for another three years on expiry of the Tax Exemption, provided that the minimum corporate income tax rate is not lower than 10% and as a result, the Company’s corporate income tax rate was 10% for 2005 and 2006.

During the year, the Company received a tax credit of approximately $120 relating to taxes paid on the purchase of locally manufactured equipment.

A reconciliation of the Company’s effective tax rate is as follows:

	2006	2005	2004
			(Unaudited)
Statutory rate	33.0%	33.0%	33.0%
Preferential tax rate reduction	(18.0)%	(18.0)%	(18.0)%
Tax exemption	(5.0)%	(5.0)%	(7.5)%
Capital investment refund	(3.4)%	—	—
Other – non deductibles	0.5%	0.1%	0.1%

Total	7.1%	10.1%	7.6%

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

10	Deferred Tax Assets

	December 31,
	2006	2005
Temporary differences arising from:

Provision for sales returns	$9	$5
Provision for doubtful receivables	6	6
Provision for inventories	29	23
Equipment impairment charge	17	—
Provision for VAT expense	77	—
Asset retirement obligation	3	—

Total	$141	$34

Deferred tax assets are mainly attributable to provisions for sales returns, doubtful receivables and inventory mark-downs, provision for VAT expense and asset retirement obligations for financial reporting purpose in excess of those currently deductible under tax regulations. As of December 31, 2006 and 2005, the Company had provisions for sales returns of $87 and $47, doubtful receivables of $61 and $59, inventories of $289 and $237, and VAT expenses of $775 and $0, respectively.

11	Commitments and Contingencies

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. As of December 31, 2006, the Company is not aware of any pending claims, lawsuits or proceedings that will materially affect the financial position of the Company.

As of December 31, 2006, the Company had issued letters of credit amounting to approximately $644.

12	Related Party Transactions

For the purposes of these financial statements, parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vise versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

During the years 2006, 2005 and 2004, other than disclosed elsewhere in the financial statements, significant related party transactions were carried out in the normal course of business based on terms agreed between the parties and are set out below.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

12	Related Party Transactions (continued)

As of December 31, 2006 and 2005, the outstanding balances with related parties, which are included in the balance sheets, were as follows:

	December 31,
	2006	2005
Trade receivables
- OMNOVA Solutions Inc.	$169	$129

Other receivables
- Shanghai Beston Plastics Co., Ltd.	$—	$66
- Decorative Products (Singapore) Pte. Ltd.	64	50

Total	$64	$116

Cash at bank
- Business Development Bank Limited	$836	$306

Trade payables
- Shanghai Kang Qi Industrial Trading Co., Ltd.	$14	$49
- Vinythai Public Company Limited	244	437

	$258	$486

Other payables
- Shanghai Beston Plastics Co., Ltd.	$104	$—
- CPPC Public Company Limited	200	200
- OMNOVA Solutions Inc.	200	200

Total	$504	$400

The Company has a credit facility with Business Development Bank Limited, a related party, of $3,000 as described in Note 6. There were no outstanding balances on this facility as of December 31, 2006.

Apart from cash at bank and short-term loan from financial institution, the outstanding balances with related parties at December 31, 2006 are unsecured, interest-free and have no fixed terms of repayment.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

12	Related Party Transactions (continued)

Significant revenues, purchases and expenses arising from transactions with related parties for each of the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
			(Unaudited)
Revenues
- OMNOVA Solutions Inc.	$470	$330	$511
- Ningbo Beston Plastics Co., Ltd.	—	11	112
- Shanghai Beston Plastics Co., Ltd.	32	6	98

Total	$502	$347	$721

Purchases of raw materials
- Shanghai Beston Plastics Co., Ltd.	$22	$25	$53
- Vinythai Public Company Limited	1,253	1,639	1,091

Total	$1,275	$1,664	$1,144

Other expenses
- Shanghai Beston Plastics Co., Ltd.	$135	$110	$89

Market investigation and development fees
- CPPC Public Company Limited	$200	$200	$200
- OMNOVA Solutions Inc.	200	200	200

Total	$400	$400	$400

Other purchases
- Shanghai Kang Qi Industrial
Trading Co., Ltd.	$98	$144	$110

Revenues from sales and purchases of raw materials were conducted with reference to the prevailing market condition.

Market investigation and development fees were charged in accordance with the terms of the agreements whereby each of CPPC Public Company Limited and OMNOVA Solutions Inc. agreed to undertake a market research for a fixed fee per annum. Each of the agreements were entered into for a term of 5 years from January 2, 2005, which will continue automatically after the valid period on condition that there is no dissidence between the Company and OMNOVA Solutions Inc. and CPPC Public Company Limited, respectively.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

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

At the balance sheet date, there were no significant concentrations of credit risk, with a single customer whose balance represented 17% (2005: 17%) of trade receivables. The maximum exposure to credit risk is represented by the carrying amount of each financial asset in the balance sheets.

Foreign currency risk

The Company incurs foreign currency risk on sales, purchases and borrowings denominated in other than RMB. The currencies giving rise to this risk are primarily the U.S. dollar and the Hong Kong dollar. The Company does not hedge these exposures by purchasing forward currency contracts at present.

Interest rate risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s credit facilities for letters of credit. The Company does not use derivative financial instruments to hedge its exposure.

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

Under the terms of the contract, the Company is required to dispose of all structures and attachments to the land prior to terminating the contract. In 2006, the Company recorded an asset retirement obligation of $72, which represents the fair value of the disposal obligation. The net carrying amount of the related long-lived fixed assets was $36 at December 31, 2006.

CG-OMNOVA Decorative Products (Shanghai) Co., Ltd.

Notes to the Financial Statements

Years Ended December 31, 2006 and 2005

(Including Unaudited Notes for Year Ended December 31, 2004)

(In USD Thousands)

15	Subsequent Event

In January 2007, on behalf of its parent company, Decorative Products (Singapore) Pte. Ltd., the Company paid RMB8,000,000 (approximately $1 million) as a deposit to Itapel Co., Ltd ( “seller”) for the purchase of the business assets of the seller, located in Taicang, PRC, including buildings, land use rights and equipment. In consideration for this deposit, the Company has been registered as the sole mortgagee of the building and land use rights which are included in the assets being sold by the seller to Decorative Products (Singapore) Pte. Ltd. The seller will repay this amount to the Company when the asset purchase transaction is completed, which will be upon regulatory approval of the transaction and the payment of the purchase price by Decorative Products (Singapore) Pte. Ltd. to the seller. Upon repayment of the deposit and once the asset purchase transaction is completed, the Company will release all claims against the building and land use rights. The parties to the asset sale and purchase agreement are currently seeking regulatory approval of the transaction.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit	Description
ACQUISITION AGREEMENTS

2.1*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).

CHARTER DOCUMENTS

3.2**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.

3.4**	Amended and Restated Code of Regulations of OMNOVA Solutions.

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

4.1	Indenture, dated as of May 28, 2003, by and among OMNOVA Solutions Inc., as issuer, and The Bank of New York, as trustee, including the form of OMNOVA Solutions 11 1/4% Senior Secured Notes due June 1, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).

4.2	Registration Rights Agreement, dated as of May 28, 2003, by and among OMNOVA Solutions Inc. and Deutsche Bank Securities Inc., Banc One Capital Markets, Inc. and McDonald Investments Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-106619 on Form S-4 filed with the Commission on June 27, 2003).

MATERIAL CONTRACTS

10.1	Credit Agreement, dated as of May 28, 2003, among OMNOVA Solutions Inc., as borrower, the financial institutions named therein, as lenders, Bank One, NA, as agent, and Banc One Capital Markets, Inc., as lead arranger and sole book runner (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2003 (File No. 1-15147)).

10.2	Amendment No. 2 to Credit Agreement dated as of December 23, 2004 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JP Morgan Chase Bank, N.A. as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2004 (File No. 1-15147)).

10.3†	Employment Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).

10.5†	Severance Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).

10.6**†	Form of Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above).

10.7†	OMNOVA Solutions Amended and Restated 1999 Equity and Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated February 22, 2002, as filed with the Commission on February 19, 2002 (File No. 1-15147)).

10.8**†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.

10.9**†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.

10.11**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.

10.12**†	OMNOVA Solutions Deferred Bonus Plan.

10.14†	OMNOVA Solutions Long-Term Incentive Program as amended and restated effective January 19, 2007(incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2007 (File No. 1-15147)).

Exhibit	Description

10.15*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.

10.16*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.

10.17*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.

10.18*	Services and Support Agreement between OMNOVA Solutions and GenCorp.

10.19**	Form of Director and Officer Indemnification Agreement.

10.20**	Form of Director Indemnification Agreement.

10.21**	Form of Officer Indemnification Agreement.

10.22	Amendment No. 3 to Credit Agreement dated as of May 18, 2005 by and among OMNOVA Solutions Inc., as borrower, the financial institutions party therewith, as lenders, and JP Morgan Chase Bank, N.A., as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2005 (File No. 1-15147)).

10.23†#	Form of Performance Share Agreement.

10.24†#	Form of Restricted Stock Agreement.

10.25†	Summary of Compensation and Benefit Arrangements for Non-Employee Directors of OMNOVA Solutions Inc. (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on January 30,2006 (File No. 1-15147)).

10.26†	OMNOVA Solutions Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).

10.27†	Summary of 2006 Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).

10.28	Amendment No. 4 to Credit Agreement dated as of September 8, 2006 by and among OMNOVA Solutions Inc., as borrower, the financial institutions party therewith, as lenders, and JP Morgan Chase Bank, N.A., as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on September 12, 2006 (File No. 1-15147)).

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

12.1#	Computation of Ratio of Earnings to Fixed Charges.

SUBSIDIARIES OF THE REGISTRANT

21.1#	Listing of Subsidiaries.

CONSENTS OF EXPERTS

23.1#	Consent of Ernst & Young LLP – Akron, Ohio, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young Hau Ming, Shanghai Branch, The People’s Republic of China, Independent Registered Public Accounting Firm.

POWER OF ATTORNEY

24.1#	Powers of Attorney executed by E. P. Campbell, D. A. Daberko, D. J. D’Antoni, D. E. McGarry, S. W. Percy, R. B. Pipes, W. R. Seelbach and R. A. Stefanko, Directors of the Company.

CERTIFICATIONS

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to OMNOVA Solutions Inc., 175 Ghent Road, Fairlawn, Ohio 44333-3300, Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.

*	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-15147).
**	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10 (File No. 1-15147).
†	Management contract or compensatory arrangement.
#	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006, which was filed with the Commission on January 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2007	OMNOVA Solutions Inc.

	By:	/s/ J. C. LeMay
J. C. LeMay
Senior Vice President,
Business Development;
General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ K. M. McMullen	Chairman, Chief Executive Officer and President	March 23, 2007
K. M. McMullen

/s/ M. E. Hicks	Senior Vice President and Chief Financial Officer; Treasurer	March 23, 2007
M. E. Hicks

*	Director	March 23, 2007
E. P. Campbell

*	Director	March 23, 2007
D. A. Daberko

*	Director	March 23, 2007
D. J. D’Antoni

*	Director	March 23, 2007
D. E. McGarry

*	Director	March 23, 2007
S. W. Percy

*	Director	March 23, 2007
R. B. Pipes

* W. R. Seelbach	Director	March 23, 2007

* R. A. Stefanko	Director	March 23, 2007

* Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. Syrvalin
K. C. Syrvalin		March 23, 2007

EXHIBIT INDEX

OMNOVA Solutions Inc. Amendment No. 1 to Form 10-K

For the Year Ended November 30, 2006

23.2	Consent of Ernst & Young Hau Ming, Shanghai Branch, The People’s Republic of China, Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.