Form 10-Q
period 2007-02-28
OMNOVA SOLUTIONS INC
filed 2007-03-29
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2007	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer Accelerated filer  ☑    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

At February 28, 2007, there were 42,052,519 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1.	Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended
	February 28, 2007	February 28, 2006
Net Sales	$164.8	$169.8

Costs and Expenses
Cost of products sold	134.7	135.7
Selling, general and administrative	25.4	26.1
Depreciation and amortization	4.9	5.3
Restructuring and severance	.3	—
Interest expense	4.7	5.2
Equity earnings in affiliates, net	(.1)	(.3)
Other expense, net	—	.2

	169.9	172.2

Loss from continuing operations before income taxes	(5.1)	(2.4)
Income tax expense	—	—

Loss from continuing operations	(5.1)	(2.4)
Discontinued operation, net of tax
Loss from operations	—	(1.9)

Net Loss	$(5.1)	$(4.3)

Basic and Diluted Loss Per Share
Loss from continuing operations	$(.12)	$(.05)
Loss from discontinued operations	—	(.05)

Net Loss	$(.12)	$(.10)

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Amounts)

	February 28, 2007	November 30, 2006
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$9.9	$26.4
Accounts receivable, net	96.5	94.4
Inventories	41.8	33.4
Prepaid expenses and other	3.8	3.3
Deferred income taxes	.3	.3

Total Current Assets	152.3	157.8
Restricted cash	12.5	12.3
Property, plant and equipment	450.7	448.2
Accumulated depreciation	(314.3)	(309.7)

	136.4	138.5
Trademarks and other intangible assets, net	5.4	5.7
Investment in affiliates	19.7	19.1
Other assets	5.2	5.5

Total Assets	$331.5	$338.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$63.5	$58.2
Accrued payroll and personal property taxes	11.0	14.2
Accrued interest	4.7	9.3
Employee benefit obligations	5.1	5.1
Other current liabilities	6.1	6.7

Total Current Liabilities	90.4	93.5

Long-term debt	165.8	165.0
Postretirement benefits other than pensions	16.6	17.1
Pension liability	4.3	3.0
Other liabilities	9.3	11.5
Deferred income taxes	.3	.3

Total Liabilities	286.7	290.4

Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 43.1 million shares issued as of February 28, 2007 and November 30, 2006	4.3	4.3
Additional contributed capital	314.1	313.8
Retained deficit	(241.7)	(236.6)
Treasury stock at cost; 1.0 million and 1.1 million shares as of February 28, 2007 and November 30, 2006, respectively	(7.9)	(8.4)
Accumulated other comprehensive loss	(24.0)	(24.6)

Total Shareholders’ Equity	44.8	48.5

Total Liabilities and Shareholders’ Equity	$331.5	$338.9

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Three Months Ended February 28,
	2007	2006
Operating Activities
Net loss	$(5.1)	$(4.3)
Loss from discontinued operations	—	(1.9)

Loss from continuing operations	(5.1)	(2.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity earnings in affiliates	(.1)	(.3)
Depreciation, amortization and (gain) loss on sale of fixed assets	4.9	5.3
Non-cash stock compensation expense	.2	.2
Other	1.7	.8
Changes in operating assets and liabilities:
Current assets	(12.4)	(8.7)
Current liabilities	(3.0)	(11.9)
Other non-current assets	(.2)	3.4
Other non-current liabilities	(1.4)	.8
Discontinued operations	—	(1.1)

Net Cash Used In Operating Activities	(15.4)	(13.9)

Investing Activities
Capital expenditures	(2.6)	(1.5)
Investment income on restricted cash	(.1)	—
Discontinued operations	—	(.1)

Net Cash Used In Investing Activities	(2.7)	(1.6)

Financing Activities
Long-term debt incurred	47.5	205.1
Long-term debt paid	(46.7)	(189.3)
Other	.1	.5

Net Cash Provided By Financing Activities	.9	16.3
Effect of exchange rate changes on cash	.7	.6

Net (Decrease) Increase In Cash And Cash Equivalents	(16.5)	1.4
Cash and cash equivalents at beginning of period	26.4	9.9

Cash And Cash Equivalents At End Of Period	$9.9	$11.3

Supplemental Cash Flows Information
Cash paid:
Interest	$9.3	$9.7
Income taxes	$—	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2007

(In Millions of Dollars, Except Per Share Data)

Note A – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2006, previously filed with the Securities and Exchange Commission (“SEC”).

The balance sheet at November 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

These interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period and all such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative, if annualized, of those to be expected for the full year.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2006, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring, severance, asset write-offs and work stoppage costs relating to operations. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel, entertainment, depreciation, utility costs, outside services and amortization of deferred financing costs.

Certain reclassifications have been made to conform prior period information to the current presentation. In addition, the results of operations and cash flows of the Building Products business, previously a reportable operating segment, have been reported as discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the continuing operations of the Company.

Note A – Basis of Presentation (Continued)

New Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. This interpretation will be effective for the Company beginning in the first quarter of 2008. The Company is in the process of determining the impact of this Interpretation on the Company’s consolidated financial statements.

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

Note B – Inventories

Inventories are stated at the lower of cost or market value. A portion of inventories is priced by use of the last-in, first-out (“LIFO”) method using various dollar value pools. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s judgments of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method. Components of inventory are as follows:

	February 28, 2007	November 30, 2006
Raw materials and supplies	$20.8	$18.1
Work-in-process	3.5	2.8
Finished products	50.5	46.4

Approximate replacement cost of inventories	74.8	67.3
LIFO reserves	(24.0)	(24.0)
Other reserves	(9.0)	(9.9)

Inventories	$41.8	$33.4

Note C – Long-Term Debt and Credit Lines

On May 28, 2003, the Company issued $165 million of 11 1/4% Senior Secured Notes (“Notes”) due 2010. The Notes are secured by all real property and equipment relating to the Company’s nine principal domestic manufacturing facilities. The Company has the option to redeem the Notes on or after June 1, 2007 through May 31, 2008 at a premium of 5.625%, from June 1, 2008 through May 31, 2009 at 2.813% and at par value thereafter. Interest on the Notes is paid semi-annually on June 1st and December 1st. Under the terms of the Notes, the Company is prohibited from paying dividends.

In addition, on May 28, 2003, the Company entered into a $100 million senior secured revolving credit facility (“Facility”). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet a single financial covenant of an average excess availability of $20 million and at February 28, 2007, the Company was in compliance with this requirement. During 2005, the terms of the Facility were extended to November 30, 2009. On September 8, 2006, the Facility was amended to reduce the spreads for borrowed money and commitment fees and to provide the Company with increased flexibility for acquisitions and debt repurchases. In connection with the sale of the Building Products business in September 2006, the Facility was permanently reduced to $72 million.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 0.25% at February 28, 2007. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 1.75% at February 28, 2007.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.25% at February 28, 2007.

At February 28, 2007, the available balance under the Facility, net of outstanding letters of credit and required reserves, was $47.6 million. Borrowings under the Facility were $0.8 million and standby letters of credit outstanding were $3.5 million as of February 28, 2007.

Note D – Discontinued Operations

On September 27, 2006, the Company sold substantially all of the assets and liabilities of the Building Products business to BFS Diversified Products, LLC, for $25.9 million in cash resulting in a gain of $18.2 million. No income taxes were provided due to the utilization of the Company’s net operating loss carryforwards. The Company retained $10.5 million of Building Products trade accounts receivable, all of which were collected as of November 30, 2006.

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

Note D – Discontinued Operations (Continued)

The results of operations for the three months ended February 28, 2006 for the Building Products business reported as discontinued operations were:

(Dollars in millions)
Net sales	$23.2
Loss from discontinued operations, net of taxes	$(1.9)

Note E – Loss Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted loss per share and the computation of basic and diluted loss per share:

	Three Months Ended February 28,
	2007	2006
Numerator
Loss from continuing operations	$(5.1)	$(2.4)
Loss from discontinued operations, net of tax	—	(1.9)

Net loss	$(5.1)	$(4.3)

	(Shares in millions)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	41.7	41.1
Effect of dilutive securities	—	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	41.7	41.1

Basic and Diluted Loss Per Share
Loss from continuing operations	$(.12)	$(.05)
Loss from discontinued operations	—	(.05)

Net loss	$(.12)	$(.10)

Options to purchase common stock and unearned restricted stock of the Company totaling 4.8 million shares and 5.2 million shares during the first quarters of 2007 and 2006, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note F – Share-Based Employee Compensation

The OMNOVA Solutions’ Amended and Restated 1999 Equity and Performance Incentive Plan (the 1999 Plan) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. Subject to certain sublimits specified in the Plan, the 1999 Plan authorizes up to 4.1 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the 1999 Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the 1999 Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of February 28, 2007, approximately 0.3 million shares of Company common stock remained available for grants under the 1999 Plan.

Note F – Share-Based Employee Compensation (Continued)

Stock options granted under the GenCorp 1993 and 1997 Stock Option Plans (“GenCorp Options”) to OMNOVA Solutions employees and GenCorp employees prior to the spin-off were partially converted into OMNOVA Solutions options and partially into GenCorp options with adjustments to preserve their value. The OMNOVA Solutions options, which were issued pursuant to the conversion process, were granted under the OMNOVA Solutions Inc. Option Adjustment Plan (the “Adjustment Plan”). The Adjustment Plan authorized up to 4.0 million shares of Company common stock solely for the purpose of accomplishing the conversion described above. Shares used may be either newly issued shares or treasury shares or both. No further options may be granted under the Adjustment Plan.

The fair value of each option award is estimated, with the assistance of an outside consulting service using a Black-Scholes based option valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. The expected volatility is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term of options granted is estimated considering the vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123 (Revised).

There were no stock options granted, 11,187 stock options exercised and 58,333 stock options expired or forfeited during the first quarter of 2007. The weighted average grant date fair values of options granted during the first quarter of 2006 was $2.31.

Restricted stock grants consist of the Company’s common stock. The Board set a two or three year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first quarter of 2007, there were no restricted stock grants issued, 37,700 restricted shares vested and 1,250 restricted shares forfeited.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.2 million during each of the first quarters of 2007 and 2006.

As of February 28, 2007, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note G – Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended February 28,
	2007	2006
Net loss	$(5.1)	$(4.3)
Foreign currency translation adjustment, net of tax	.6	(.9)

Comprehensive loss	$(4.5)	$(5.2)

Note H – Employee Benefit Plans

The following table sets forth a reconciliation of the components of net periodic benefit costs for the Company’s retirement programs:

	Pension Plans		Health Care Plans
Three months ended February 28, 2007 and 2006	2007	2006	2007	2006
Service costs	$1.0	$1.2	$.1	$.1
Interest costs	3.1	2.8	.3	.3
Expected return on assets	(3.8)	(2.9)	—	—
Amortization of net loss (gain)	.9	—	(.7)	—
Amortization of prior service costs	.2	.3	—	(.6)

Net periodic cost	$1.4	$1.4	$(.3)	$(.2)

Based on current pension asset performance, interest rate and discount rate assumptions, the Company does not anticipate making cash contributions to the pension fund before 2010.

The Company also sponsors a defined contribution pension plan. Participation in this plan is available to substantially all U.S. based salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. The cost of this plan was approximately $0.6 million and $0.5 million for the three months ended February 28, 2007 and 2006, respectively.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes a percentage of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.2 million and $0.1 million for the three month periods ended February 28, 2007 and 2006, respectively.

Note I – Restructuring and Severance

In the first quarter of 2007, the Company recognized $0.3 million of additional severance expense related to restructuring actions initiated during the fourth quarter of 2006.

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2006	2007		February 28, 2007
		Provision	Payments
Performance Chemicals	$.4	$—	$.3	$.1
Decorative Products	.5	.2	.3	.4
Corporate	.1	.1	—	.2

Total	$1.0	$.3	$.6	$.7

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

The Company’s two operating business segments are: Performance Chemicals and Decorative Products. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

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

The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, performance films and fabric and manufactured housing.

The Decorative Products segment consists of three product lines. The Contract Interiors (formerly Commercial Wallcoverings) product line applications include refurbishment and new construction for the commercial office, hospitality, health care, retail, education, restaurant markets and interior construction. The Coated Fabrics product line applications include residential furniture, commercial furniture, marine and transportation seating and soft top covers. The Laminates product line applications include manufactured housing, recreational vehicle interiors, kitchen and bath cabinets, residential furniture, office furniture, consumer electronics and retail display.

Effective December 1, 2006, the Company renamed its Commercial Wallcoverings product line Contract Interiors and realigned certain product sales from the Coated Fabrics product line to Contract Interiors in order to better reflect common sales and marketing resources used to serve customers. All prior period amounts have been reclassified to conform to current year presentation.

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

Note K – Business Segment Information (Continued)

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

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated loss from continuing operations before income taxes.

	Three Months Ended February 28,
	2007	2006
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$70.5	$72.1
Specialty Chemicals	35.3	37.2

Total Performance Chemicals	$105.8	$109.3

Decorative Products
Contract Interiors	$28.4	$28.3
Coated Fabrics	15.8	15.8
Laminates	14.8	16.4

Total Decorative Products	$59.0	$60.5

Total Net Sales	$164.8	$169.8

Segment Operating Profit
Performance Chemicals	$3.6	$5.2
Decorative Products	(.8)	1.2

Total Segment Operating Profit	$2.8	$6.4
Interest expense	(4.7)	(5.2)
Corporate expense	(3.2)	(3.6)

Loss From Continuing Operations Before Income Taxes	$(5.1)	$(2.4)

The following table sets forth certain financial information relating to the Company’s unconsolidated Asian joint ventures:

	Three Months Ended February 28,
	2007	2006
CPPC - Decorative Products Co., Ltd.
Net sales	$9.2	$9.3
Gross profit	$.3	$.2
Operating income (loss)	$.1	$(.1)
Net income (loss)	$.1	$(.1)

CG — OMNOVA Decorative Products (Shanghai) Co., Ltd.
Net sales	$13.0	$10.4
Gross profit	$1.0	$1.8
Operating income	$.1	$1.0
Net income	$.1	$.8

Note L – Income Taxes

The Company did not record an income tax expense or benefit during the first quarters of 2007 or 2006.

As of November 30, 2006, the Company had approximately $114.2 million of domestic federal net operating loss carryforwards (NOL’s) and $204.0 million of state and local NOL’s with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOL’s expire in the years 2020 through 2025. Due to the Company’s history of cumulative losses, the Company has provided a full valuation allowance of approximately $91.8 million against its net deferred tax assets due to the uncertainty of realization of such assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers and specialty chemicals and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. The Company operates in two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, masking tape, adhesives, tire cord, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, performance films and fabric and manufactured housing.

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

The Company’s chief operating decision maker evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures About Segments of an Enterprise and Related Information.” The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A – Basis of Presentation. For a reconciliation of the Company’s segment operating performance information to consolidated operating performance information, please refer to Note K of the Company’s Unaudited Interim Consolidated Financial Statements.

Effective December 1, 2006, the Company renamed its Commercial Wallcoverings product line Contract Interiors and realigned certain product sales from the Coated Fabrics product line to Contract Interiors in order to better reflect common sales and marketing resources used to serve customers. All prior period amounts have been reclassified to conform to current year presentation.

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

Results of Operations for the Three Months Ended February 28, 2007 and 2006

The Company’s net sales in the first quarter of 2007 were $164.8 million as compared to $169.8 million in the first quarter of 2006. The Company’s Decorative Products business segment experienced a 2.5% revenue decrease while revenues of the Performance Chemicals business segment decreased by 3.2%.

The Company generated segment operating profit of $2.8 million in the first quarter of 2007 compared to segment operating profit of $6.4 million in the first quarter of 2006. Operating margins in the first quarter of 2007 were 1.7% compared to 3.8% in the first quarter of 2006. The decrease in segment operating profit was primarily due to lower volume, higher raw material costs, higher transportation costs and higher health care costs, partially offset by higher pricing and cost reductions. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first quarter of 2007 included restructuring and severance charges of $0.2 million primarily relating to workforce reductions initiated during 2006.

The loss from continuing operations was $5.1 million in the first quarter of 2007, or a loss of $0.12 per diluted share, compared to a loss of $2.4 million in the first quarter of 2006, or a loss of $0.05 per diluted share.

The Company had a net loss of $5.1 million in the first quarter of 2007, or $0.12 per diluted share, compared to a net loss of $4.3 million in the first quarter of 2006, or a loss of $0.10 per diluted share.

Performance Chemicals

Performance Chemicals’ net sales decreased 3.2% to $105.8 million in the first quarter of 2007 from $109.3 million in the first quarter of 2006 primarily as a result of lower volume of $6.1 million, which was partially offset by product pricing actions of $2.1 million and $0.5 million of favorable foreign exchange rates. Net sales for the paper and carpet chemicals product line decreased 2.2% to $70.5 million in the first quarter of 2007 from $72.1 million in the first quarter of 2006 due to lower volumes of $3.3 million as a result of lower new residential construction and customers reducing inventories, partially offset by pricing actions of $1.7 million. The lower volume was primarily due to lower carpet product sales as a result of market conditions in the residential housing industry and was partially offset by higher volume in paper products due to new product sales. Net sales for the specialty chemicals product line decreased 5.1% to $35.3 million in the first quarter of 2007 compared to $37.2 million in the first quarter of 2006 primarily due to lower volumes of $2.8 million, partially offset by pricing actions of $0.4 million and $0.5 million of favorable foreign exchange rates.

The segment generated an operating profit of $3.6 million for the first quarter of 2007 as compared to an operating profit of $5.2 million in the first quarter of 2006. The lower segment operating profit resulted primarily from higher raw material costs of $2.5 million, lower volumes of $2.3 million, higher transportation costs of $0.7 million and higher health care expenses of $0.3 million, partially offset by product pricing increases of $2.1 million and cost reductions and other items of $2.1 million.

Decorative Products

Decorative Products’ net sales decreased to $59.0 million in the first quarter of 2007 as compared to $60.5 million in the first quarter of 2006. Net sales for the contract interior product line increased 0.4% to $28.4 million in the first quarter of 2007 compared to $28.3 million in the first quarter of 2006, primarily due to $1.4 million of favorable foreign exchange rates from the British Pound Sterling and the Euro partially offset by lower domestic volumes. Net sales for the coated fabrics product line remained flat at $15.8 million in the first quarters of 2007 and 2006. Higher volumes in transportation and industrial films were offset by lower volumes in rigids. Net sales for the laminates product line decreased 9.8% to $14.8 million in the first quarter of 2007 compared to $16.4 million in the first quarter of 2006, primarily due to lower volume in kitchen and bath, manufactured housing and flooring partially offset by higher volumes in furniture and displays.

The segment incurred an operating loss of $0.8 million for the first quarter of 2007 as compared to an operating profit of $1.2 million for the first quarter of 2006. The decrease in the segment operating profit was primarily due to lower volume of $1.2 million, higher health care expenses of $0.4 million, lower equity income of $0.2 million from the Company’s Asian joint ventures due primarily to $0.4 million higher expense related to changes in a value-added tax law, higher quality control and start-up costs of $0.4 million relating to new customers gained after a competitor ceased operations and expenses of $0.2 million relating to an ERP system implementation. These were partially offset by lower raw material costs of $0.7 million and improved pricing of $0.2 million. During the quarter, the joint venture’s Thailand operation experienced a fire at one of its manufacturing plants, damaging two calendering lines. One line was repaired and operating at the end of the quarter, while the second line is expected to restart in April. There have been no supply disruptions to customers, and none are expected, but additional costs were incurred in the first quarter and are expected to continue into the second quarter. The segment operating profit also includes items which management excludes when evaluating results of the Company’s segments. Those items for the first quarter of 2007 included $0.2 million of restructuring and severance charges primarily relating to workforce reductions initiated during 2006.

Corporate

Interest expense decreased to $4.7 million in the first quarter of 2007 from $5.2 million in the first quarter of 2006. The decrease was primarily due to lower average debt.

Corporate expenses decreased to $3.2 million in the first quarter of 2007 from $3.6 million in the first quarter of 2006, primarily due to higher interest earned on interest bearing accounts of $0.2 million and lower employee costs of $0.3 million, partially offset by restructuring and severance expense of $0.1 million.

The Company did not record an income tax expense or benefit in the first quarters of 2007 and 2006 due to a full valuation allowance on the Company’s net operating loss carryforwards. At present, the Company has $114.2 million of domestic federal net operating loss carryforwards.

Discontinued Operations

On September 27, 2006, the Company sold substantially all of the assets and liabilities of the Building Products business to BFS Diversified Products, LLC, for $25.9 million in cash resulting in a gain of $18.2 million. No income taxes were provided due to the utilization of a portion of the Company’s net operating loss carryforwards. The Company retained $10.5 million of Building Products trade accounts receivable, all of which were collected as of November 30, 2006.

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

The results of operations for the three months ended February 28, 2006 for the Building Products business reported as discontinued operations were:

(Dollars in millions)
Net sales	$23.2
Loss from discontinued operations, net of taxes	$(1.9)

Restructuring and Severance

In the first quarter of 2007, the Company recognized $0.3 million of additional severance expense related to restructuring actions initiated during the fourth quarter of 2006.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Quarters Ended February 28,
(Dollars in millions)	2007	2006	Change
Cash used in operating activities	$(15.4)	$(12.8)	$(2.6)
Cash used in investing activities	$(2.7)	$(1.5)	$(1.2)
Cash provided by financing activities	$.9	$16.3	$(15.4)
(Decrease) increase in cash and cash equivalents	$(16.5)	$1.4	$(17.9)

Cash used by operating activities was $15.4 million in the first quarter of 2007, compared to $12.8 million in the first quarter of 2006. Cash used by operations increased in 2007 primarily due to the increase in the operating loss.

In the first quarter of 2007, $2.7 million was used for investing activities, as compared to $1.5 million in the first quarter of 2006, both of which primarily consisted of capital expenditures. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2007 to be approximately $16—$18 million. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the remainder of the year. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash provided by financing activities in the first quarters of 2007 and 2006 of $0.9 million and $16.3 million, respectively, were primarily related to borrowings under the revolving credit facility. Total debt was $165.8 million as of February 28, 2007 and $165.0 million as of November 30, 2006 compared to $192.2 million as of February 28, 2006.

Long-Term Debt

On May 28, 2003, the Company issued $165 million of 11 1/4% Senior Secured Notes (“Notes”) due 2010. The Notes are secured by all real property and equipment relating to the Company’s nine principal domestic manufacturing facilities. The Company has the option to redeem the Notes on or after June 1, 2007 through May 31, 2008 at a premium of 5.625%, from June 1, 2008 through May 31, 2009 at 2.813% and at par value thereafter. Interest on the Notes is paid semi-annually on June 1st and December 1st. Under the terms of the Notes, the Company is prohibited from paying dividends.

In addition, on May 28, 2003, the Company entered into a $100 million senior secured revolving credit facility (“Facility”). The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility requires the Company to meet a single financial covenant of an average excess availability of $20 million and at February 28, 2007, the Company was in compliance with this requirement. During 2005, the terms of the Facility were extended to November 30, 2009. On September 8, 2006, the Facility was amended to reduce the spreads for borrowed money and commitment fees and to provide the Company with increased flexibility for acquisitions and debt repurchases. In connection with the sale of the Building Products business in September 2006, the Facility was permanently reduced to $72 million.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 1.0% depending on the Company’s fixed charge coverage ratio and the margin was 0.25% at February 28, 2007. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.5% to 2.5% depending on the Company’s fixed charge coverage ratio and the margin was 1.75% at February 28, 2007.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.25% to 0.5% based on the Company’s fixed charge coverage ratio and was 0.25% at February 28, 2007.

At February 28, 2007, the available balance under the Facility, net of outstanding letters of credit and required reserves, was $47.6 million. Borrowings under the Facility were $0.8 million and standby letters of credit outstanding were $3.5 million as of February 28, 2007.

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

The Company expects to refinance the Notes by the first call date of June 1, 2007, and anticipates interest savings of approximately $5.0 million annually or 300 basis points.

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

Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended November 30, 2006, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to compliance with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2007 reflects an accrual for environmental remediation of $0.5 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Employee Matters

The Company employs approximately 1,700 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 28% or about 480 of the Company’s employees are covered by collective bargaining agreements. In February 2007, the Company and its Calhoun, Georgia bargaining unit employees ratified a new three year contract agreement. Agreements covering approximately 260 employees are set to expire in 2007.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. This interpretation will be effective for the Company beginning in the first quarter of 2008. The Company is in the process of determining the impact of this Interpretation on the Company’s consolidated financial statements.

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

Factors that may cause actual results to differ materially from expected results include, among others:

•	General economic trends affecting the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Customer and/or competitor consolidation;

•	Ability to successfully develop and commercialize new products;

•	Customer ability to compete against increased foreign competition;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Operational issues at the Company’s facilities;

•	The Company’s strategic alliance and acquisition activities;

•	Acts of war or terrorism, natural disasters or other acts of God;

•	Governmental and regulatory policies;

•	Compliance with extensive environmental, health and safety laws and regulations;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Assumptions used in determining pension plan expense and funding, such as return on assets and discount rates and changes in pension funding regulations;

•	Adverse litigation judgment and absence of or inadequacy of insurance coverage for such judgment;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Substantial debt and leverage and the ability to service that debt; and

•	Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2006.

All written and verbal forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risk factors and cautionary statements contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2006 and herein. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation, and specifically declines any obligation, other than that imposed by law, to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on certain long-term debt obligations. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. As described in Note C to the Unaudited Interim Consolidated Financial Statements, the Company’s senior secured revolving credit facility, which matures in 2009, is variable. Borrowings under the Facility were $0.8 million as of February 28, 2007.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business. The Company has experienced an accumulated gain of $5.5 million as of February 28, 2007, which is included in accumulated other comprehensive loss, primarily due to the favorable currency translation of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 28, 2007, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended February 28, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2006. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s business, financial condition or results of operations. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s business, financial condition or results of operations.

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

OMNOVA SOLUTIONS INC.

Date: March 29, 2007	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: March 29, 2007	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Business Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.