Form 10-Q
period 2007-05-31
OMNOVA SOLUTIONS INC
filed 2007-06-29
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2007	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At May 31, 2007, there were 42,135,145 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Net Sales	$188.0	$177.8	$352.8	$347.6

Costs and Expenses
Cost of goods sold	150.9	136.9	285.6	272.6
Selling, general and administrative	25.2	26.6	50.5	52.7
Depreciation and amortization	5.4	5.3	10.6	10.6
Restructuring and severance	.1	—	.4	—
Interest expense	4.6	5.2	9.3	10.4
Equity earnings in affiliates, net	(.6)	(1.2)	(.7)	(1.5)
Debt redemption expense	12.4	—	12.4	—
Other income, net	(.2)	(.2)	(.4)	—

	197.8	172.6	367.7	344.8

Income (loss) from continuing operations before income taxes	(9.8)	5.2	(14.9)	2.8
Income tax expense	—	.1	—	.1

Income (loss) from continuing operations	(9.8)	5.1	(14.9)	2.7
Discontinued operation, net of tax:
Income (loss) from operations	—	.2	—	(1.7)

Net Income (Loss)	$(9.8)	$5.3	$(14.9)	$1.0

Basic and Diluted Income (Loss) Per Share
Income (loss) from continuing operations	$(.23)	$.13	$(.36)	$.06
Income (loss) from discontinued operations	—	—	—	(.04)

Net Income (Loss)	$(.23)	$.13	$(.36)	$.02

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Amounts)

	May 31, 2007	November 30, 2006
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$13.6	$26.4
Restricted cash	3.4	—
Accounts receivable, net	99.4	94.4
Inventories	41.4	33.4
Prepaid expenses and other	4.7	3.3
Deferred income taxes	.3	.3

Total Current Assets	162.8	157.8
Restricted cash	—	12.3
Property, plant and equipment	454.3	448.2
Accumulated depreciation	(319.0)	(309.7)

	135.3	138.5
Trademarks and other intangible assets, net	5.0	5.7
Investment in affiliates	20.8	19.1
Other assets	4.8	5.5

Total Assets	$328.7	$338.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Short-term debt	$4.5	$—
Accounts payable	66.2	58.2
Accrued payroll and personal property taxes	11.5	14.2
Accrued interest	.5	9.3
Employee benefit obligations	5.0	5.1
Other current liabilities	5.2	6.7

Total Current Liabilities	92.9	93.5

Long-term debt	168.5	165.0
Postretirement benefits other than pensions	10.8	17.1
Pension liability	5.6	3.0
Other liabilities	9.3	11.5
Deferred income taxes	.3	.3

Total Liabilities	287.4	290.4

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 43.1 million shares issued as of May 31, 2007 and November 30, 2006	4.3	4.3
Additional contributed capital	314.3	313.8
Retained deficit	(251.5)	(236.6)
Treasury stock at cost; .9 million and 1.1 million shares as of May 31, 2007 and November 30, 2006, respectively	(7.5)	(8.4)
Accumulated other comprehensive loss	(18.3)	(24.6)

Total Shareholders’ Equity	41.3	48.5

Total Liabilities and Shareholders’ Equity	$328.7	$338.9

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Six Months Ended May 31,
	2007	2006
Operating Activities
Net income (loss)	$(14.9)	$1.0
Income (loss) from discontinued operations	—	1.7

Income (loss) from continuing operations	(14.9)	2.7
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity earnings in affiliates	(.7)	(1.5)
Depreciation, amortization and (gain) loss on sale of fixed assets	10.5	10.6
Debt redemption expense	12.4	—
Non-cash stock compensation expense	.4	.4
Other	1.9	.4
Changes in operating assets and liabilities:
Current assets	(15.4)	(9.1)
Current liabilities	(4.9)	(5.6)
Other non-current assets	1.3	(1.6)
Other non-current liabilities	(1.2)	1.8
Discontinued operations	—	(.7)

Net Cash (Used) In Operating Activities	(10.6)	(2.6)

Investing Activities
Capital expenditures	(6.1)	(3.7)
Proceeds from restricted cash	12.3	—
Discontinued operations	—	(.5)

Net Cash Provided By (Used) In Investing Activities	6.2	(4.2)

Financing Activities
Long-term debt incurred	392.7	391.6
Long-term debt paid	(389.2)	(383.0)
Net short-term debt proceeds	4.5	—
Cash paid for debt redemption expense and refinance costs	(12.0)	—
Deferred financing cost	(2.6)	—
Restricted cash for debt redemption	(3.4)	—
Other	.2	.7

Net Cash (Used) In Provided By Financing Activities	(9.8)	9.3
Effect of exchange rate changes on cash	1.4	2.8

Net (Decrease) Increase In Cash And Cash Equivalents	(12.8)	5.3
Cash and cash equivalents at beginning of period	26.4	9.9

Cash And Cash Equivalents At End Of Period	$13.6	$15.2

Supplemental Cash Flows Information
Cash paid:
Interest	$18.3	$10.3
Income taxes	$—	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2007

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

The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, refurbishment and construction over the holidays and cold weather months.

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

Note B – Restricted Cash

As a result of the Company’s sale of its Building Products business, the Company placed $12.3 million of the proceeds from the sale into a restricted long-term cash account for the benefit of the Company’s bondholders, which represented the fair value of the property, plant and equipment of the sold business that was previously pledged as collateral. The Company redeemed this restricted cash and interest in connection with its debt redemption and refinancing. As of May 31, 2007, the Company placed $3.4 million in a restricted cash account to redeem the remaining principal, premium and accrued interest of its remaining 11 1/4% Senior Secured Notes outstanding.

Note C – Inventories

Inventories are stated at the lower of cost or market value. A portion of inventories is priced by use of the last-in, first-out (“LIFO”) method using various dollar value pools. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s judgments of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method. Inventories valued using the LIFO method represented approximately 65% and 74% of the total replacement cost of inventories at May 31, 2007 and November 30, 2006, respectively. Components of inventory are as follows:

	May 31, 2007	November 30, 2006
Raw materials and supplies	$18.9	$18.1
Work-in-process	3.8	2.8
Finished products	51.9	46.4

Approximate replacement cost of inventories	74.6	67.3
LIFO reserves	(24.5)	(24.0)
Other reserves	(8.7)	(9.9)

Inventories	$41.4	$33.4

Note D – Long-Term Debt and Credit Lines

On May 22, 2007, the Company entered into a $150 million Term Loan Credit Agreement (“Term Loan”) due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate is 150 basis points. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 250 basis points. Annual principal payments consists of $1.5 million, which are due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1 and at May 31, 2007, the Company was in compliance with this requirement. The Term Loan also provides for additional borrowings of up to $75 million, provided that certain requirements are met including an interest coverage ratio and a senior secured leverage ratio.

Proceeds of the Term Loan, along with cash, restricted cash and other resources of the Company, were used to redeem $162 million of the Company’s $165 million 11 1/4% Senior Secured Notes (“Notes”). In connection with the redemption of the Notes, the Company paid $9.8 million in premium and tender fees. Additionally, the Company wrote off $2.6 million of unamortized debt issuance costs which were being amortized over the term of the Notes. As of May 31, 2007, the Company placed an amount equal to the principal, premium and accrued interest in a restricted cash account to redeem the remaining Notes. The remaining $3.0 million of Notes were redeemed on June 22, 2007.

Note D – Long-Term Debt and Credit Lines (Continued)

On May 31, 2007, the Company entered into a fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding term loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 250 basis points. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the derivative instrument will be recognized in accumulated other comprehensive income, until it is realized with a corresponding adjustment to long-term debt. The fair value of the swap as of May 31, 2007 was $0.

In connection with the Term Loan, on May 22, 2007 the Company amended its senior secured revolving credit facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million, the Company must maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an increase in available borrowings under the Facility of up to $20 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at May 31, 2007. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.5% at May 31, 2007.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at May 31, 2007.

At May 31, 2007, the available balance under the Facility, net of outstanding letters of credit and required reserves was $56.6 million. Borrowings under the Facility were $20.0 million and standby letters of credit outstanding were $3.4 million as of May 31, 2007.

Note E – Discontinued Operations

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

Note E – Discontinued Operations (Continued)

The results of operations for the three and six months ended May 31, 2006 for the Building Products business reported as discontinued operations were:

	Three Months Ended May 31, 2006	Six Months Ended May 31, 2006
(Dollars in millions)
Net sales	$26.8	$50.1
Income (loss) from discontinued operations, net of taxes	$.2	$(1.7)

Note F – Income (Loss) Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted income (loss) per share and the computation of basic and diluted income (loss) per share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Numerator
Income (loss) from continuing operations	$(9.8)	$5.1	$(14.9)	$2.7
Income (loss) from discontinued operations, net of tax	—	.2	—	(1.7)

Net income (loss)	$(9.8)	$5.3	$(14.9)	$1.0

	(Shares in millions)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	41.8	41.3	41.7	41.2
Effect of dilutive securities	—	.4	—	.3

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	41.8	41.7	41.7	41.5

Basic and Diluted Income (Loss) Per Share
Income (loss) from continuing operations	$(.23)	$.13	$(.36)	$.06
Income (loss) from discontinued operations	—	—	—	(.04)

Net income (loss)	$(.23)	$.13	$(.36)	$.02

Options to purchase common stock and unearned restricted stock of the Company totaling 4.2 million shares and 3.9 million shares during the second quarters of 2007 and 2006, respectively, and 4.2 million and 4.0 million during the first half of 2007 and 2006, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. The second amendment to the Plan, which was approved by shareholders on March 22, 2007, also added a fungible share design, changed share counting provisions and dividend rights, added additional metrics to management objectives and other administrative changes. As of May 31, 2007, approximately 2.7 million shares of Company common stock remained available for grants under the Plan.

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

There were 1,000 stock options granted with a weighted average grant date fair value of $3.05, 12,687 stock options exercised and 594,179 stock options expired or forfeited during the first half of 2007. The weighted average grant date fair values of options granted during the first half of 2006 was $2.73.

Restricted stock grants consist of the Company’s common stock. The Board set a two or three year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first half of 2007, there were 19,712 restricted and deferred stock grants awarded, 38,200 restricted shares vested and 875 restricted shares forfeited.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.2 million during each of the second quarters of 2007 and 2006 and $0.4 million during the first half of both 2007 and 2006.

As of May 31, 2007, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note H – Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Net income (loss)	$(9.8)	$5.3	$(14.9)	$1.0
Employee benefit plan amendment	4.9	—	4.9	—
Foreign currency translation adjustment, net of tax	.8	2.4	1.4	3.3

Comprehensive income (loss)	$(4.1)	$7.7	$(8.6)	$4.3

Note I – Employee Benefit Plans

The following table sets forth a reconciliation of the components of net periodic benefit costs for the Company’s retirement programs:

	Pension Plans		Health Care Plans
Three months ended May 31, 2007 and 2006	2007	2006	2007	2006
Service costs	$.9	$1.2	$.1	$.1
Interest costs	3.1	2.8	.3	.3
Expected return on assets	(3.8)	(3.8)	—	—
Amortization of net loss (gain)	.9	.9	—	(.1)
Amortization of prior service costs	.2	.3	(.6)	(.6)

Net periodic cost	$1.3	$1.4	$(.2)	$(.3)

	Pension Plans		Health Care Plans
Six months ended May 31, 2007 and 2006	2007	2006	2007	2006
Service costs	$1.9	$2.3	$.1	$.2
Interest costs	6.2	5.7	.6	.6
Expected return on assets	(7.6)	(7.6)	—	—
Amortization of net loss (gain)	1.8	1.8	—	(.1)
Amortization of prior service costs	.4	.6	(1.2)	(1.2)

Net periodic cost	$2.7	$2.8	$(.5)	$(.5)

In April 2007, the Company amended its retiree medical healthcare plan limiting salaried employee participation to those salaried employees who are eligible to retire as of March 31, 2007 and who retire by December 31, 2007. As a result, the Company expects to record additional income of $0.4 million for this plan in the second half of 2007 and $0.8 million in 2008.

Based on current pension asset performance, interest rate and discount rate assumptions, the Company does not anticipate making cash contributions to the pension fund before 2010.

The Company also sponsors a defined contribution pension plan. Participation in this plan is available to substantially all U.S. based employees. Contributions to this plan are based on either a percentage of employee contributions or on the provisions of the applicable collective bargaining agreement. The cost of this plan was approximately $0.6 million and $0.4 million for the three months ended May 31, 2007 and 2006, respectively, and approximately $1.2 million and $0.9 million for the first half of 2007 and 2006, respectively.

Note I – Employee Benefit Plans (Continued)

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes a percentage of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.2 million and $0.1 million for the three month periods ended May 31, 2007 and 2006 and $0.4 million and $0.3 million for the first half of 2007 and 2006.

Note J – Restructuring and Severance

In the second quarter and first half of 2007, the Company recognized $0.1 million and $0.4 million, respectively, of additional severance expense related to restructuring actions initiated during the fourth quarter of 2006.

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2006	2007		May 31, 2007
		Provision	Payments
Performance Chemicals	$.4	$—	$.3	$.1
Decorative Products	.5	.2	.6	.1
Corporate	.1	.2	.2	.1

Total	$1.0	$.4	$1.1	$.3

Note K – Contingencies

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

Note L – Business Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are described in Note A – Basis of Presentation in both this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K.

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

Note L – Business Segment Information (Continued)

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

The Decorative Products segment consists of three product lines. The Contract Interiors (formerly Commercial Wallcoverings) product line applications include refurbishment and new construction for the commercial office, hospitality, health care, retail, education, restaurant markets, residential furniture, commercial furniture and interior construction. The Coated Fabrics product line applications include marine and transportation seating, performance films and soft top covers. The Laminates product line applications include manufactured housing, recreational vehicle interiors, kitchen and bath cabinets, residential furniture, office furniture, consumer electronics and retail display.

Effective December 1, 2006, the Company renamed its Commercial Wallcoverings product line Contract Interiors and realigned certain products from the Coated Fabrics product line to Contract Interiors in order to better reflect common sales and marketing resources used to serve customers. All prior period amounts have been reclassified to conform to current year presentation.

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

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income (loss) from continuing operations before income taxes.

Note L – Business Segment Information (Continued)

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$75.3	$72.9	$145.8	$145.0
Specialty Chemicals	41.1	38.5	76.4	75.8

Total Performance Chemicals	$116.4	$111.4	$222.2	$220.8

Decorative Products
Contract Interiors	$31.0	$28.1	$59.4	$56.4
Coated Fabrics	21.4	18.5	37.2	34.3
Laminates	19.2	19.8	34.0	36.1

Total Decorative Products	$71.6	$66.4	$130.6	$126.8

Total Net Sales	$188.0	$177.8	$352.8	$347.6

Segment Operating Profit
Performance Chemicals	$5.8	$8.9	$9.4	$14.1
Decorative Products	4.2	4.7	3.4	5.9

Total Segment Operating Profit	$10.0	$13.6	$12.8	$20.0
Interest expense	(4.6)	(5.2)	(9.3)	(10.4)
Corporate expense	(2.8)	(3.2)	(6.0)	(6.8)
Debt redemption expense	(12.4)	—	(12.4)	—

Income (Loss) From Continuing Operations Before Income Taxes	$(9.8)	$5.2	$(14.9)	$2.8

The following table sets forth certain financial information relating to the Company’s unconsolidated Asian joint ventures:

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006
CPPC - Decorative Products Co., Ltd.
Net sales	$13.6	$9.6	$22.7	$18.9
Gross profit	$.9	$.6	$1.1	$.8
Operating income	$.4	$.3	$.5	$.1
Net income	$.4	$.3	$.5	$.1

CG - OMNOVA Decorative Products (Shanghai) Co., Ltd.
Net sales	$13.7	$13.7	$26.6	$24.1
Gross profit	$1.7	$3.0	$2.7	$4.8
Operating income	$.9	$2.3	$.9	$3.3
Net income	$.9	$2.1	$.9	$2.9

Note M – Income Taxes

The Company did not record an income tax expense or benefit during the second quarters of 2007 or 2006.

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

The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, refurbishment and construction over the holidays and cold weather months.

The Company’s chief operating decision maker evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures About Segments of an Enterprise and Related Information.” The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are described in Note A – Basis of Presentation in both this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K. For a reconciliation of the Company’s segment operating performance information to consolidated operating performance information, please refer to Note L of the Company’s Unaudited Interim Consolidated Financial Statements.

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

Results of Operations for the Three and Six Months Ended May 31, 2007 and 2006

The Company’s net sales for the three months ended May 31, 2007 were $188.0 million compared to $177.8 million for the three months ended May 31, 2006. The Decorative Products segment experienced a revenue increase of $5.2 million or 7.8%, while the Performance Chemicals segment experienced an increase of $5.0 million or 4.5%. Contributing to the sales increase in the second quarter of 2007 were improved unit volumes of $4.6 million, sales price increases of $3.6 million and favorable foreign exchange translation of $2.0 million. Gross profit decreased to $37.1 million, with gross profit margin of 19.7%, in the second quarter of 2007 as compared to $40.9 million, with a gross profit margin of 23.0%, in the second quarter of 2006. Gross profit declined because cost of goods sold for the second quarter of 2007 increased $14.0 million to $150.9 million versus the same quarter last year driven by higher raw material costs of $6.5 million, increased transportation costs of $0.9 million, higher volume of $1.5 million and manufacturing costs of $5.1 million.

Net sales for the six months ended May 31, 2007 were $352.8 million compared to $347.6 million for the six months ended May 31, 2006. Gross profit for the six months ended May 31, 2007 declined to $67.2 million, with gross profit margin of 19.0%, compared to $75.0 million, with gross profit margin of 21.6%, for the six months ended May 31, 2006.

The Company had segment operating profit of $10.0 million in the second quarter of 2007 compared to segment operating profit of $13.6 million in the same period in 2006. Operating margins in the second quarter of 2007 were 5.3% compared to 7.6% in the same period of 2006. The decrease in segment operating profit was primarily due to higher raw materials, transportation and manufacturing costs, partially offset by pricing actions and cost reductions.

The Company had segment operating profit of $12.8 million in the first half of 2007 compared to segment operating profit of $20.0 million in the first half of 2006. The decrease in segment operating profit was primarily due to lower volume, higher raw materials, transportation, manufacturing and healthcare costs, partially offset by pricing actions and cost reductions. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first half of 2007 included restructuring and severance charges of $0.2 million resulting primarily from previously announced workforce reductions.

The net loss was $9.8 million in the second quarter of 2007, or a loss of $0.23 per diluted share, compared to net income of $5.3 million, or $0.13 per diluted share in the second quarter of 2006. The Company had a net loss of $14.9 million in the first half of 2007, or $0.36 per diluted share, compared to net income of $1.0 million, or $0.02 per diluted share in the first half of 2006. Included in the second quarter and first half of 2007 are debt redemption costs of $12.4 million and restructuring and severance costs of $0.1 million.

Performance Chemicals

Performance Chemicals’ net sales increased 4.5% to $116.4 million during the second quarter of 2007 compared to $111.4 million during the second quarter of 2006, driven by product pricing actions of $3.3 million, higher volume of $1.2 million and $0.5 million of favorable foreign exchange rates. Net sales for the Paper and Carpet chemicals product line increased to $75.3 million during the second quarter of 2007 compared to $72.9 million during the second quarter of 2006 as a result of pricing actions of $2.8 million, partially offset by lower volume of $0.4 million as a result of the slow down in the carpet industry resulting from lower new housing starts. Net sales for the Specialty Chemicals product line increased to $41.1 million during the second quarter of 2007 compared to $38.5 million during the second quarter of 2006, primarily due to higher volume of $1.6 million and pricing actions of $0.5 million.

This segment generated an operating profit of $5.8 million for the second quarter of 2007 compared to $8.9 million in the second quarter of 2006. The decrease in segment operating profit was due to higher raw material costs of $7.1 million and transportation costs of $0.8 million, partially offset by pricing actions of $3.3 million and higher volumes and cost reductions of $1.5 million.

Performance Chemicals’ net sales increased to $222.2 million during the first half of 2007 compared to $220.8 million during the first half of 2006, driven by product pricing actions of $5.4 million and $1.0 million of favorable foreign exchange rates, partially offset by lower volume of $5.0 million. Net sales for the Paper and Carpet chemicals product line increased 0.6% to $145.8 million during the first half of 2007 compared to $145.0 million during the first half of 2006 primarily as a result of pricing actions of $4.5 million, partially offset by lower volumes as a result of the slow down in the carpet industry resulting from lower new housing starts. Net sales for the Specialty Chemicals product line increased 0.8% to $76.4 million during the first half of 2007 compared to $75.8 million during the first half of 2006, primarily due to pricing actions and favorable foreign exchange translation of $1.9 million partially offset by lower volume.

This segment generated an operating profit of $9.4 million for the first half of 2007 compared to $14.1 million in the first half of 2006. The decrease in segment operating profit was due to lower sales volume of $2.1 million, higher raw material costs of $10.1 million, transportation costs of $1.5 million and healthcare costs of $0.2 million, partially offset by pricing actions of $5.4 million and cost reductions of $3.8 million.

Decorative Products

Decorative Products’ net sales increased by 7.8% to $71.6 million in the second quarter of 2007 from $66.4 million in the second quarter of 2006. Contract Interiors net sales of $31.0 million during the second quarter of 2007 were 10.3%, or $2.9 million, higher than the second quarter of 2006, primarily as a result of higher volume in the domestic wallcovering market and favorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line increased 15.7% to $21.4 million during the second quarter of 2007 compared to $18.5 million during the second quarter of 2006, primarily as a result of higher volume in transportation. Net sales for the Laminates product line decreased 3.0% to $19.2 million during the second quarter of 2007 compared to $19.8 million during the second quarter of 2006 primarily due to lower volume in kitchen and bath.

This segment generated an operating profit of $ 4.2 million during the second quarter of 2007 compared to $4.7 million during the second quarter of 2006. The decrease in operating profit for the second quarter of 2007 as compared to the second quarter of 2006 was due to higher manufacturing and maintenance costs of $0.3 million, labor contract negotiation costs of $0.2 million, ERP system implementation costs of $0.3 million and lower income from the Company’s joint ventures of $0.6 million due to higher raw material costs, partially offset by pricing actions of $0.3 million and lower raw material costs of $0.6 million.

Decorative Products’ net sales increased by 3.0% to $130.6 million in the first half of 2007 from $126.8 million in the first half of 2006. Contract Interiors’ net sales of $59.4 million during the first half of 2007 were $3.0 million higher than the first half of 2006 primarily due to favorable foreign exchange translation from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line increased 8.5% to $37.2 million during the first half of 2007 compared to $34.3 million during the first half of 2006, primarily as a result of higher volume in transportation and industrial films, partially offset by lower volumes in rigid films. Net sales for the Laminates product line decreased 5.8% to $34.0 million during the first half of 2007 compared to $36.1 million during the first half of 2006 primarily due to lower volumes in kitchen and bath, manufactured housing and flooring, partially offset by higher volume in furniture and display.

This segment generated an operating profit of $3.4 million during the first half of 2007 compared to $5.9 million during the first half of 2006. The lower operating profit for the first half of 2007, as compared to the first half of 2006 was due to lower volume of $1.0 million, higher manufacturing and maintenance costs of $1.3 million, higher quality control costs of $0.3 million, ERP system implementation costs of $0.7 million and lower income from the Company’s joint ventures of $0.8 million due to higher raw material costs in Asia, partially offset by lower domestic raw material costs of $1.3 million and pricing actions of $0.5 million. The segment’s operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first half of 2007 were restructuring and severance charges of $0.2 million resulting primarily from workforce reductions previously announced in the fourth quarter of 2006.

Corporate

Interest expense for the second quarter and first six months of 2007 was $4.6 million and $9.3 million, respectively, compared to $5.2 million and $10.4 million for the second quarter and first six months of 2006, respectively. The decrease is primarily due to lower average debt outstanding.

As described under Long Term Debt, on May 22, 2007, the Company entered into a $150 million Term Loan Credit Agreement (“Term Loan”). The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The proceeds of the Term Loan, along with cash and other resources of the Company, were used to redeem $162 million of its $165 million 11 1/4% Senior Secured Notes. The remaining $3 million were redeemed on June 22, 2007. As a result of the tender offer the Company paid $9.8 million in premium and tender fees and wrote off $2.6 million of unamortized bond issuance costs. Additionally, the Company entered into a $50 million notional amount interest rate swap to fix the interest rate on a portion of the Term Loan. As of May 31, 2007, the weighted average interest rate on the Company’s outstanding debt was 7.77%, a reduction of 348 basis points, compared to the redeemed Senior Secured Notes. At debt levels and weighted average interest rates which existed at May 31, 2007, the Company’s annualized interest expense savings would be approximately $6.0 million. As a portion of the interest rates are variable, future interest rates may increase or decrease and the Company’s future debt levels may change due to required or voluntary principle payments. Therefore, actual interest expense savings may be materially different.

Corporate expenses were $2.8 million and $6.0 million during the second quarter and first six months of 2007, respectively, compared to $3.2 million and $6.8 million during the second quarter and first six months of 2006, respectively. For the quarter and first six months, the decrease was primarily due to lower incentive and deferred compensation plan expense compared to the prior year.

The Company did not record a tax expense during the first six months of 2007 compared to tax expense of $0.1 million, relating to foreign income taxes, during the first six months of 2006. The Company’s estimated effective income tax rate of 0% is substantially less than its federal statutory rate of 35% primarily due to the current period net loss being fully offset by a valuation allowance. Due to the Company’s history of cumulative losses, the Company has provided a full valuation allowance of approximately $91.8 million against its net deferred tax assets due to the uncertainty of realization of such assets. As discussed in Footnote M - Income Taxes, as of November 30, 2006, the Company had approximately $114.2 million of domestic federal net operating losses with a carryforward period of approximately 20 years.

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

(Dollars in millions)	Three Months Ended May 31, 2006	Six Months Ended May 31, 2006
Net sales	$26.8	$50.1
Income (loss) from discontinued operations, net of taxes	$.2	$(1.7)

Restructuring and Severance

In the second quarter and first half of 2007, the Company recognized $0.1 million and $0.4 million, respectively, of additional severance expense related to restructuring actions initiated during the fourth quarter of 2006.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Six Months Ended May 31,
(Dollars in millions)	2007	2006	Change
Cash used in operating activities	$(10.6)	$(2.6)	$(8.0)
Cash provided by (used) in investing activities	$6.2	$(4.2)	$10.4
Cash (used) in provided by financing activities	$(9.8)	$9.3	$(19.1)
(Decrease) increase in cash and cash equivalents	$(12.8)	$5.3	$18.1

Cash used by operating activities was $10.6 million in the first half of 2007, compared to $2.6 million in the first half of 2006. Cash used by operations increased in 2007 primarily due to an increase in working capital and operating loss.

In the first half of 2007, $6.2 million was provided by investing activities, as compared to $4.2 million used for investing activities in the first half of 2006. During 2007, the Company redeemed $12.5 million of restricted cash in connection with its debt redemption and refinancing, as described in Note D – Long-Term Debt. Additionally, the Company incurred $6.1 million of capital expenditures in the first half of 2007, compared to $3.7 million in the first half of 2006. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2007 to be approximately $18.0 million. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the remainder of the year. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash used for financing activities in the first half of 2007 was $9.8 million compared to cash provided of $9.3 million in the first half of 2006. The first half of 2007 includes costs associated with the Company’s debt refinancing including $12.0 million for debt redemption expense, a $2.6 million write-off of deferred financing costs and $3.4 million which has been reserved for the redemption of the remaining Senior Secured Notes in June 2007. Cash provided by financing activities in the first half of 2006 was primarily related to borrowings under the revolving credit facility. Total debt was $173.0 million as of May 31, 2007, compared to $165.0 million as of November 30, 2006 and $185.0 million as of May 31, 2006.

Long-Term Debt

On May 22, 2007, the Company entered into a $150 million Term Loan Credit Agreement (“Term Loan”) due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate is 150 basis points. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 250 basis points. Annual principal payments consists of $1.5 million, which are due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1 and at May 31, 2007, the Company was in compliance with this requirement. The Term Loan also provides for additional borrowings of up to $75 million, provided that certain requirements are met including an interest coverage ratio and a senior secured leverage ratio.

Proceeds of the Term Loan, along with cash, restricted cash and other resources of the Company, were used to redeem $162 million of the Company’s $165 million 11 1/4% Senior Secured Notes (“Notes”). In connection with the redemption of the Notes, the Company paid $9.8 million in premium and tender fees. Additionally, the Company wrote off $2.6 million of unamortized debt issuance costs which were being amortized over the term of the Notes. The remaining $3.0 million of Notes have been called, and were redeemed on June 22, 2007. As of May 31, 2007, the Company placed an amount equal to the principal, premium and accrued interest in a restricted cash account to redeem the remaining Notes.

On May 31, 2007, the Company entered into a fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding term loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 250 basis points. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the derivative instrument will be recognized in accumulated other comprehensive income, until it is realized with a corresponding adjustment to long-term debt. The fair value of the swap as of May 31, 2007 was $0.

In connection with the Term Loan, on May 22, 2007 the Company amended its senior secured revolving credit facility (“Facility”). The facility was increased to $80 million from $72 million and extended until May 2012. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million, the Company must maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an increase in available borrowings under the Facility of up to $20 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 50 basis points. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at May 31, 2007. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.5% at May 31, 2007.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at May 31, 2007.

At May 31, 2007, the available balance under the Facility, net of outstanding letters of credit and required reserves, was $56.6 million. Borrowings under the Facility were $20.0 million and standby letters of credit outstanding were $3.4 million as of May 31, 2007.

As of May 31, 2007, the weighted average interest rate on the Company’s outstanding debt was 7.77%, a reduction of 348 basis points, compared to the redeemed Senior Secured Notes. At debt levels and weighted average interest rates, which existed at May 31, 2007, the Company’s annualized interest expense savings would be approximately $6.0 million. As a portion of the interest rates are variable, future interest rates may increase or decrease and the Company’s future debt levels may change due to required or voluntary principle payments, therefore, actual interest expense savings may be materially different.

Based upon current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with borrowings that will be available under the Facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs, for the next twelve months. Currently, the Company’s long-term debt bears interest at variable rates; therefore, the Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates.

Employee Benefit Plans

In April 2007, the Company amended its retiree medical healthcare plan limiting salaried employee participation to those salaried employees who are eligible to retire as of March 31, 2007 and who retire by December 31, 2007. As a result, the Company expects to record additional income of $0.4 million for this plan in the second half of 2007 and $0.8 million in 2008.

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

Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended November 30, 2006, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to compliance with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2007 reflects an accrual for environmental remediation of $0.5 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Employee Matters

The Company employs approximately 1,700 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 28% or about 480 of the Company’s employees are covered by collective bargaining agreements. In February 2007, the Company and its Calhoun, Georgia bargaining unit employees ratified a new three year contract agreement. In May 2007, the Company and its Columbus, Mississippi bargaining unit employees ratified a new three year contract agreement.

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

Factors that may cause actual results to differ materially from expected results include, among others:

•	General economic trends affecting the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Customer and/or competitor consolidation;

•	Ability to successfully develop and commercialize new products;

•	Customer ability to compete against increased foreign competition;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Operational issues at the Company’s facilities;

•	The Company’s strategic alliance and acquisition activities;

•	Acts of war or terrorism, natural disasters or other acts of God;

•	Governmental and regulatory policies;

•	Compliance with extensive environmental, health and safety laws and regulations;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Assumptions used in determining pension plan expense and funding, such as return on assets and discount rates and changes in pension funding regulations;

•	Adverse litigation judgment and absence of or inadequacy of insurance coverage for such judgment;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Substantial debt and leverage and the ability to service that debt;

•	Significant increase in applicable short-term borrowing rates; and

•	Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2006.

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

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note D to the Unaudited Interim Consolidated Financial Statements, the Company’s $150 million Term Loan Credit Agreement, which matures in 2014 and senior secured revolving credit facility, which matures in 2012, are variable. Borrowings under the Term Loan and the Facility were $150 million and $20.0 million, respectively, as of May 31, 2007. The Company has one fixed rate interest rate swap agreement for $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 7.73%. The fair value of the swap was $0 as of May 31, 2007. The weighted average effective interest rate of the Company’s outstanding debt was 7.77% as of May 31, 2007. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $1.7 million. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business. The Company has an accumulated gain of $6.3 million as of May 31, 2007, which is included in accumulated other comprehensive loss, primarily due to the favorable currency translation of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2007, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended May 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At the Company’s Annual Meeting of Shareholders held on March 22, 2007, holders of OMNOVA Solutions Common Stock elected David J. D’Antoni, Diane E. McGarry and Steven W. Percy as directors to serve three-year terms expiring in 2010.

Shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year and approved the OMNOVA Solutions Inc. Second Amended and Restated 1999 Equity and Performance Incentive Plan.

Following are the final results of the votes cast:

a)	Election of Directors:

	For	Withheld	Broker Non-votes
David J. D’Antoni	37,223,987	663,286	-0-
Diane E. McGarry	37,220,888	666,385	-0-
Steven W. Percy	37,221,480	665,793	-0-

Ratification of the appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm:

For: 37,739,974	Against: 102,283	Abstain: 45,016	Broker Non-votes: -0-

Approval of the OMNOVA Solutions Inc. Second Amended and Restated 1999 Equity and Performance Incentive Plan:

For: 26,797,844	Against: 5,883,957	Abstain: 168,865	Broker Non-votes: -0-

Item 6.	Exhibits

a) Exhibits

10.29	Amended and Restated Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JP Morgan Chase Bank N.A., as agent for the Lenders.

10.30	Term Loan Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as Agent for the Lenders.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date: June 29, 2007	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer;
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: June 29, 2007	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Business Development;
General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.29	Amended and Restated Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JP Morgan Chase Bank N.A., as agent for the Lenders.

10.30	Term Loan Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as Agent for the Lenders.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.