Form 10-Q
period 2007-08-31
OMNOVA SOLUTIONS INC
filed 2007-09-28
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2007	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At August 31, 2007, there were 42,478,361 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Net Sales	$196.8	$175.1	$549.6	$522.7

Costs and Expenses
Cost of goods sold	160.0	137.2	445.6	409.8
Selling, general and administrative	24.1	26.1	74.5	78.8
Depreciation and amortization	5.0	5.6	15.7	16.7
Restructuring and severance	.1	—	.5	—
Interest expense	3.3	5.1	12.6	15.5
Equity earnings in affiliates, net	(.5)	(.6)	(1.2)	(2.1)
Debt redemption expense	—	—	12.4	—
Other expense (income), net	.3	.5	(.1)	—

	192.3	173.9	560.0	518.7

Income (loss) from continuing operations before income taxes	4.5	1.2	(10.4)	4.0
Income tax expense	—	—	—	.1

Income (loss) from continuing operations	4.5	1.2	(10.4)	3.9
Discontinued operation, net of tax:
Income from discontinued operations	—	2.1	—	.4

Net Income (Loss)	$4.5	$3.3	$(10.4)	$4.3

Basic and Diluted Income (Loss) Per Share
Income (loss) from continuing operations	$.11	$.03	$(.25)	$.09
Income from discontinued operations	—	.05	—	.01

Net Income (Loss)	$.11	$.08	$(.25)	$.10

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Amounts)

	August 31, 2007	November 30, 2006
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$12.4	$26.4
Accounts receivable, net	103.6	94.4
Inventories	40.3	33.4
Prepaid expenses and other	3.5	3.3
Deferred income taxes	.3	.3

Total Current Assets	160.1	157.8
Restricted cash	—	12.3
Property, plant and equipment	452.7	448.2
Accumulated depreciation	(317.6)	(309.7)

	135.1	138.5
Trademarks and other intangible assets, net	4.6	5.7
Investment in affiliates	22.5	19.1
Other assets	4.9	5.5

Total Assets	$327.2	$338.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Short-term debt	$1.5	$—
Accounts payable	71.7	58.2
Accrued payroll and personal property taxes	11.9	14.2
Accrued interest	.1	9.3
Employee benefit obligations	5.0	5.1
Other current liabilities	4.3	6.7

Total Current Liabilities	94.5	93.5
Long-term debt	158.1	165.0
Postretirement benefits other than pensions	10.1	17.1
Pension liability	6.9	3.0
Other liabilities	9.9	11.5
Deferred income taxes	.3	.3

Total Liabilities	279.8	290.4

Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 43.4 million shares issued as of August 31, 2007 and November 30, 2006	4.3	4.3
Additional contributed capital	314.5	313.8
Retained deficit	(246.9)	(236.6)
Treasury stock at cost; .9 million and 1.1 million shares as of August 31, 2007 and November 30, 2006, respectively	(7.2)	(8.4)
Accumulated other comprehensive loss	(17.3)	(24.6)

Total Shareholders’ Equity	47.4	48.5

Total Liabilities and Shareholders’ Equity	$327.2	$338.9

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Nine Months Ended August 31,
	2007	2006
Operating Activities
Net income (loss)	$(10.4)	$4.3
Less: Income from discontinued operations	—	.4

Income (loss) from continuing operations	(10.4)	3.9
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Equity earnings in affiliates	(1.2)	(2.1)
Depreciation and amortization net of gain on sale of fixed assets	15.6	16.7
Debt redemption expense	12.4	—
Non-cash stock compensation expense	.6	.6
Other	1.2	1.1
Changes in operating assets and liabilities:
Current assets	(16.2)	(9.4)
Current liabilities	(.3)	(13.4)
Other non-current assets	(.1)	(1.5)
Other non-current liabilities	(1.1)	.3
Discontinued operations	—	.9

Net Cash Provided By (Used) In Operating Activities	.5	(2.9)

Investing Activities
Capital expenditures	(10.3)	(8.3)
Proceeds from restricted cash	12.4	—
Discontinued operations	—	(.7)

Net Cash Provided By (Used) In Investing Activities	2.1	(9.0)

Financing Activities
Long-term debt incurred	549.2	590.4
Long-term debt paid	(556.1)	(582.3)
Net short-term debt proceeds	1.5	(.1)
Cash paid for debt redemption and refinancing costs	(12.0)	—
Deferred financing cost	(2.6)	—
Other	.2	.7

Net Cash (Used) In Provided By Financing Activities	(19.8)	8.7
Effect of exchange rate changes on cash	3.2	2.9

Net Decrease In Cash And Cash Equivalents	(14.0)	(.3)
Cash and cash equivalents at beginning of period	26.4	9.9

Cash And Cash Equivalents At End Of Period	$12.4	$9.6

Supplemental Cash Flow Information
Cash paid:
Interest	$21.9	$20.2
Income taxes	$—	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2007

(Dollars In Millions, Except Per Share Data)

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

Effective November 30, 2006, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this Statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Company has not yet adopted the measurement provisions of this Statement and is in the process of determining the impact of the adoption on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to measure, at specified election dates, financial instruments and certain other items at fair value that are not currently measured at fair value. For those items for which the fair value option is elected, unrealized gains and losses will be recognized in earnings for each subsequent reporting period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the Company’s consolidated financial statements.

Note B – Restricted Cash

As a result of the Company’s sale of its Building Products business during the fourth quarter of 2006, the Company placed $12.3 million of the proceeds from the sale into a restricted long-term cash account for the benefit of the Company’s bondholders, which represented the fair value of the property, plant and equipment of the sold business that was previously pledged as collateral. The Company utilized this restricted cash and related interest in connection with its debt redemption and refinancing in May and June 2007.

Note C – Inventories

Inventories are stated at the lower of cost or market value. A portion of inventories is priced by use of the last-in, first-out (“LIFO”) method using various dollar value pools. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s judgments of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method. Inventories valued using the LIFO method represented approximately 65% and 74% of the total cost of inventories at August 31, 2007 and November 30, 2006, respectively. Components of inventory are as follows:

	August 31, 2007	November 30, 2006
Raw materials and supplies	$19.5	$18.1
Work-in-process	3.1	2.8
Finished products	51.8	46.4

Approximate replacement cost of inventories	74.4	67.3
LIFO reserves	(24.5)	(24.0)
Other reserves	(9.6)	(9.9)

Inventories	$40.3	$33.4

Note D – Long-Term Debt and Credit Lines

On May 22, 2007, the Company entered into a $150 million Term Loan Credit Agreement (“Term Loan”) due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. A required principal payment of $0.4 million was paid on August 31, 2007. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1 and at August 31, 2007, the Company was in compliance with this requirement with a ratio of 3.4 at the end of the quarter. The Term Loan also provides for additional borrowings of up to $75 million, provided that certain requirements are met including an interest coverage ratio and a senior secured leverage ratio. The Company has not utilized these additional borrowings as of August 31, 2007.

Proceeds of the Term Loan, along with cash, restricted cash and other resources of the Company, were used to redeem the Company’s $165 million 11 1/4% Senior Secured Notes (“Notes”). In connection with the redemption of the Notes, the Company paid $9.8 million in premium and tender fees. Additionally, the Company wrote off $2.6 million of unamortized debt issuance costs which were being amortized over the term of the Notes.

Note D – Long-Term Debt and Credit Lines (Continued)

On May 31, 2007, the Company entered into a fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 2.50%. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the derivative instrument will be recognized in accumulated other comprehensive income, until it is realized. The fair value of the swap as of August 31, 2007 was a loss of $0.8 million with a corresponding adjustment in other liabilities.

In connection with the Term Loan, on May 22, 2007 the Company amended its senior secured revolving credit facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million, the Company must maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an increase in available borrowings under the Facility of up to $20 million (for a maximum of $100 million) upon satisfaction of certain requirements. The Company has not utilized the additional borrowings as of August 31, 2007.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at August 31, 2007. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.5% at August 31, 2007.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at August 31, 2007.

At August 31, 2007, the available balance under the Facility, net of outstanding letters of credit and required reserves was $66.6 million. Borrowings under the Facility were $10.0 million and standby letters of credit outstanding were $3.4 million as of August 31, 2007.

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

Note E – Discontinued Operations (Continued)

The results of operations for the three and nine months ended August 31, 2006 for the Building Products business reported as discontinued operations were:

	Three Months Ended August 31, 2006	Nine Months Ended August 31, 2006
Net sales	$33.7	$83.7
Income from discontinued operations, net of taxes	$2.1	$.4

Note F – Income (Loss) Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted income (loss) per share and the computation of basic and diluted income (loss) per share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Numerator
Income (loss) from continuing operations	$4.5	$1.2	$(10.4)	$3.9
Income from discontinued operations, net of tax	—	2.1	—	.4

Net income (loss)	$4.5	$3.3	$(10.4)	$4.3

Denominator		(Shares in millions)
Denominator for basic earnings per share – weighted average shares outstanding	41.8	41.4	41.8	41.3
Effect of dilutive securities	.4	.3	—	.4

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	42.2	41.7	41.8	41.7

Basic and Diluted Income (Loss) Per Share
Income (loss) from continuing operations	$.11	$.03	$(.25)	$.09
Income (loss) from discontinued operations	—	.05	—	.01

Net income (loss)	$.11	$.08	$(.25)	$.10

Options to purchase common stock and unvested restricted stock of the Company totaling 2.8 million shares and 4.0 million shares during the third quarters of 2007 and 2006, respectively, and 4.5 million and 3.9 million during the first nine months of 2007 and 2006, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. The second amendment to the Plan, which was approved by shareholders on March 22, 2007, also added a fungible share design, changed share counting provisions and dividend rights, added additional metrics to management objectives and other administrative changes. As of August 31, 2007, approximately 2.3 million shares of Company common stock remained available for grants under the Plan.

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

The Company estimates the fair value of each option award with the assistance of an outside consulting service using a Black-Scholes based option valuation model as required under SFAS No. 123 (Revised). The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. The expected volatility is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term of options granted is estimated considering the vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

There were 1,000 stock options granted with a weighted average grant date fair value of $3.05, 13,187 stock options exercised and 601,218 stock options expired or forfeited during the first nine months of 2007. The weighted average grant date fair values of options granted during the first nine months of 2006 was $2.73. There were no options issued during the third quarter of 2007.

Restricted stock grants consist of the Company’s common stock. The Board set a two or three year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the third quarter of 2007, there were 289,320 restricted stock grants awarded with a weighted average grant date fair value of $6.13, 45,422 restricted shares vested and 1,750 restricted shares forfeited. During the first nine months of 2007, there were 309,032 restricted and deferred stock grants awarded, 83,622 restricted shares vested and 2,625 restricted shares forfeited.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.2 million during each of the third quarters of 2007 and 2006 and $0.6 million during each of the first nine months of 2007 and 2006, respectively.

As of August 31, 2007, there was $2.7 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note H – Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Net income (loss)	$4.5	$3.3	$(10.4)	$4.3
Employee benefit plan amendment	—	—	4.9	—
Unrecognized loss on interest rate swap	(.8)	—	(.8)	—
Foreign currency translation adjustment, net of tax	1.8	.6	3.2	3.9

Comprehensive income (loss)	$5.5	$3.9	$(3.1)	$8.2

Note I – Employee Benefit Plans

The following table sets forth a reconciliation of the components of net periodic benefit costs for the Company’s retirement programs:

	Pension Plans		Health Care Plans
Three months ended August 31, 2007 and 2006	2007	2006	2007	2006
Service costs	$1.0	$1.2	$—	$—
Interest costs	3.1	2.8	.2	.3
Expected return on assets	(3.8)	(3.8)	—	—
Amortization of prior service costs and gains	1.0	1.2	(.7)	(.5)

Net periodic cost (income)	$1.3	$1.4	$(.5)	$(.2)

	Pension Plans		Health Care Plans
Nine months ended August 31, 2007 and 2006	2007	2006	2007	2006
Service costs	$2.9	$3.5	$.1	$.2
Interest costs	9.3	8.5	.8	.9
Expected return on assets	(11.3)	(11.4)	—	—
Amortization of prior service costs and gains	3.2	3.6	(1.9)	(1.8)

Net periodic cost (income)	$4.1	$4.2	$(1.0)	$(.7)

In April 2007, the Company amended its retiree medical health care plan limiting salaried employee participation to those salaried employees who are eligible to retire as of March 31, 2007 and who retire by December 31, 2007. As a result, the Company expects to record additional income of $0.4 million for this plan in the second half of 2007 and $0.8 million in 2008.

Based on current pension asset performance, interest rate and discount rate assumptions, the Company does not anticipate making cash contributions to the pension fund before 2010.

The Company also sponsors a defined contribution pension plan. Participation in this plan is available to substantially all U.S. based employees. Contributions to this plan are based on either a percentage of employee contributions or on the provisions of the applicable collective bargaining agreement. The cost of this plan was approximately $0.5 million for each of the three months ended August 31, 2007 and 2006, and approximately $1.6 million for each of the first nine months of 2007 and 2006.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes a percentage of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.2 million for each of the three month periods ended August 31, 2007 and 2006 and $0.6 million and $0.5 million for the first nine months of 2007 and 2006, respectively.

Note J – Restructuring and Severance

In the third quarter and first nine months of 2007, the Company recognized $0.1 million and $0.5 million, respectively, of additional severance expense related to restructuring actions initiated during the third quarter of 2007 and fourth quarter of 2006.

The following table summarizes the Company’s accruals related to restructuring and severance activities:

	November 30, 2006	2007		August 31, 2007
		Provision	Payments
Performance Chemicals	$.4	$—	$.4	$—
Decorative Products	.5	.3	.7	.1
Corporate	.1	.2	.3	—

Total	$1.0	$.5	$1.4	$.1

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

The Decorative Products segment consists of three product lines. The Contract Interiors (formerly Commercial Wallcoverings) product line includes wallcovering and upholstery used in refurbishment and new construction applications for the commercial office, hospitality, health care, retail, education, restaurant markets, residential furniture, commercial furniture and interior construction. The Coated Fabrics product line applications include marine and transportation seating, performance films and soft top covers. The Laminates product line applications include manufactured housing, recreational vehicle interiors, kitchen and bath cabinets, residential furniture, office furniture, consumer electronics and retail display.

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

Note L – Business Segment Information (Continued)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$82.5	$72.9	$228.3	$217.9
Specialty Chemicals	44.2	36.7	120.6	112.5

Total Performance Chemicals	$126.7	$109.6	$348.9	$330.4

Decorative Products
Contract Interiors	$29.9	$27.7	$89.3	$84.1
Coated Fabrics	22.1	19.5	59.3	53.8
Laminates	18.1	18.3	52.1	54.4

Total Decorative Products	$70.1	$65.5	$200.7	$192.3

Total Net Sales	$196.8	$175.1	$549.6	$522.7

Segment Operating Profit
Performance Chemicals	$7.9	$8.2	$17.3	$22.3
Decorative Products	2.3	2.5	5.7	8.4

Total Segment Operating Profit	10.2	10.7	23.0	30.7
Interest expense	(3.3)	(5.1)	(12.6)	(15.5)
Corporate expense	(2.4)	(4.4)	(8.4)	(11.2)
Debt redemption expense	—	—	(12.4)	—

Income (Loss) From Continuing Operations Before Income Taxes	$4.5	$1.2	$(10.4)	$4.0

The following table sets forth certain financial information relating to the Company’s unconsolidated Asian joint ventures:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
CPPC—Decorative Products Co., Ltd.
Net sales	$12.9	$11.9	$35.6	$31.1
Gross profit	$.3	$1.0	$1.5	$3.1
Operating income	$.1	$.6	$.6	$.8
Net income	$.1	$.6	$.6	$.8

CG—OMNOVA Decorative Products (Shanghai) Co., Ltd.
Net sales	$13.3	$10.1	$40.1	$34.3
Gross profit	$1.4	$1.2	$4.1	$6.0
Operating income	$.9	$.5	$1.8	$3.8
Net income	$.9	$.6	$1.8	$3.5

Note M – Income Taxes

The Company did not record income tax expense or benefit during the third quarters of 2007 or 2006.

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

Overview

The Company is an innovator of emulsion polymers and specialty chemicals and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. The Company operates in two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products include coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, masking tape, adhesives, tire cord, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, performance films and fabric and manufactured housing.

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

Key financial measures utilized by the Company’s management and business segments in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, operating profit before excluded items, consolidated earnings before interest, taxes, depreciation and amortization as set forth in the Company’s $150,000,000 Term Loan Credit Agreement (“Consolidated EBITDA”), working capital, operating cash flows, capital expenditures and earnings per share before excluded items, including applicable ratios such as inventory turnover, average working capital and return on sales and assets. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Results of Operations for the Three and Nine Months Ended August 31, 2007 and 2006

The Company’s net sales for the three months ended August 31, 2007 were $196.8 million compared to $175.1 million for the three months ended August 31, 2006. The Performance Chemicals segment experienced a revenue increase of 15.6% and the Decorative Products segment experienced a revenue increase of 7.0%. Contributing to the sales increase in the third quarter of 2007 were improved volumes of $14.2 million, sales price increases of $6.1 million and favorable foreign exchange translation of $1.4 million. Gross profit decreased to $36.8 million, with a gross profit margin of 18.7%, in the third quarter of 2007 as compared to $37.9 million, with a gross profit margin of 21.6%, in the third quarter of 2006. Cost of goods sold for the third quarter of 2007 increased $22.8 million to $160.0 million, compared to the same period last year driven by higher raw material costs of $8.5 million, increased volume, and manufacturing costs of $11.0 million, higher transportation costs of $1.0 million, and $2.3 million for resale merchandise.

The Company had segment operating profit of $10.2 million in the third quarter of 2007 compared to a segment operating profit of $10.7 million in the same period in 2006. Operating margins in the third quarter of 2007 were 5.2% compared to 6.1% in the same period of 2006. The decrease in segment operating profit was primarily due to higher raw materials costs, increased quality and manufacturing costs and higher transportation costs, partially offset by volume improvements, pricing actions and cost reductions. Segment operating profit also includes items that management excludes when evaluating the results of the Company’s segments. Those items for the third quarter of 2007 included restructuring and severance charges of $0.1 million resulting primarily from workforce reductions.

Net sales for the nine months ended August 31, 2007 were $549.6 million compared to $522.7 million for the nine months ended August 31, 2006. Gross profit was $104.0 million, with a gross profit margin of 18.9%, for the first nine months of 2007 as compared to $112.9 million, with a gross profit margin of 21.6%, for the first nine months of 2006.

The Company had a segment operating profit of $23.0 million in the first nine months of 2007 compared to a segment operating profit of $30.7 million in the first nine months of 2006. The decrease in segment operating profit was primarily due to higher raw material costs of $16.8 million, higher transportation costs of $2.6 million, increased quality and manufacturing costs of $2.2 million, and higher health care costs of $0.7 million, partially offset by pricing actions of $12.0 million, lower utility costs of $0.6 million, higher profit on volumes of $0.4 million, and cost reductions of $1.9 million. Segment operating profit also includes items that management excludes when evaluating the results of the Company’s segments. Those items for the first nine months of 2007 included restructuring and severance charges of $0.3 million resulting primarily from workforce reductions.

Income from continuing operations and net income was $4.5 million in the third quarter of 2007, or $0.11 per diluted share, compared to income from continuing operations of $1.2 million, or $0.03 per diluted share and net income of $3.3 million, or $0.08 per diluted share in the third quarter of 2006. The Company had a loss from continuing operations and net loss of $10.4 million in the first nine months of 2007, or $0.25 per diluted share, compared to income from continuing operations in the first nine months of 2006 of $3.9 million, or $0.09 per diluted share and net income of $4.3 million, or $0.10 per diluted share. Included in the first nine months of 2007 are debt redemption costs of $12.4 million and restructuring and severance costs of $0.5 million.

Performance Chemicals

Performance Chemicals’ net sales increased 15.6% to $126.7 million during the third quarter of 2007 compared to $109.6 million during the third quarter of 2006, driven by volume increases of $9.5 million, higher selling prices of $7.2 million and $0.4 million of favorable foreign exchange translation. Net sales for the Paper and Carpet chemicals product line increased to $82.5 million during the third quarter of 2007 compared to $72.9 million during the third quarter of 2006, primarily as a result of higher selling prices of $6.7 million and volume increases of $2.9 million due to an increase in market share in paper which was partially offset by lower volumes in carpet due to the slow down in the carpet industry resulting from reduced new housing starts. Net sales for the Specialty Chemicals product line increased to $44.2 million during the third quarter of 2007 compared to $36.7 million during the third quarter of 2006, primarily due to volume increases of $6.6 million, higher selling prices of $0.5 million and favorable foreign exchange translation of $0.4 million.

This segment generated an operating profit of $7.9 million for the third quarter of 2007 compared to $8.2 million in the third quarter of 2006. The decrease in segment operating profit was due to higher raw material costs of $9.0 million and higher transportation costs of $0.8 million, partially offset by profit on higher sales volume of $2.1 million, selling price increases of $7.2 million and cost reductions of $0.2 million.

Performance Chemicals’ net sales increased to $348.9 million during the first nine months of 2007 compared to $330.4 million during the first nine months of 2006, driven by higher selling prices of $12.6 million, increased volume of $4.5 million and $1.4 million of favorable foreign exchange rates. Net sales for the Paper and Carpet chemicals product line increased 4.8% to $228.3 million during the first nine months of 2007 compared to $217.9 million during the first nine months of 2006. The increase was primarily due to higher selling prices of $11.2 million partially offset by lower volumes of $0.8 million primarily as a result of lower volumes in carpet due to the slow down in the carpet industry resulting from reduced new housing starts. Net sales for the Specialty Chemicals product line increased 7.2% to $120.6 million during the first nine months of 2007 compared to $112.5 million during the first nine months of 2006, primarily due to volume increases of $5.3 million, higher selling prices of $1.4 million and favorable foreign exchange translation of $1.4 million.

This segment generated an operating profit of $17.3 million for the first nine months of 2007 compared to $22.3 million in the first nine months of 2006. The decrease in segment operating profit was due to higher raw material costs of $18.6 million, increased transportation costs of $2.3 million and higher health care costs of $0.2 million, partially offset by selling price increases of $12.6 million, lower utility costs of $0.8 million and cost reductions of $2.7 million.

Decorative Products

Decorative Products net sales increased by 7.0% to $70.1 million in the third quarter of 2007 from $65.5 million in the third quarter of 2006. Contract Interiors net sales of $29.9 million during the third quarter of 2007 were 7.9%, or $2.2 million higher than the third quarter of 2006, primarily as a result of higher volume in the domestic and European wallcovering market and favorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line increased 13.3% to $22.1 million during the third quarter of 2007 compared to $19.5 million during the third quarter of 2006, primarily as a result of higher volume in transportation, pool liners and marine. Net sales for the Laminates product line decreased 1.1% to $18.1 million during the third quarter of 2007 compared to $18.3 million during the third quarter of 2006 primarily due to lower volume in kitchen and bath and furniture, partially offset by higher volume in manufactured housing, consumer electronics and flooring.

This segment generated an operating profit of $2.3 million during the third quarter of 2007 compared to $2.5 million during the third quarter of 2006. The decrease in operating profit for the third quarter of 2007 as compared to the third quarter of 2006 was due to higher quality and manufacturing costs of $0.8 million, lower pricing of $1.1 million, higher transportation costs of $0.2 million and lower income from the Company’s joint ventures of $0.1 million, due to higher raw material costs in Asia, partially offset by the profit on additional volumes of $1.4 million and lower domestic raw material and other cost reductions of $0.7 million. Included in the Company’s Asian joint venture earnings was a favorable value added tax benefit of $0.4 million, which was a reversal of a first quarter charge. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the third quarter of 2007 are restructuring and severance charges of $0.1 million resulting primarily from workforce reductions.

Decorative Products net sales increased by 4.4% to $200.7 million in the first nine months of 2007 from $192.3 million in the first nine months of 2006. Contract Interiors net sales of $89.3 million during the first nine months of 2007 were $5.2 million higher than the first nine months of 2006 primarily due to higher volume in European wallcovering and favorable foreign exchange rates from the British Pound Sterling and the Euro, partially offset by slightly lower domestic wallcovering volumes. Net sales for the Coated Fabrics product line increased 10.2% to $59.3 million during the first nine months of 2007 compared to $53.8 million during the first nine months of 2006, primarily as a result of higher volume in transportation, pool liner and films, which was partially offset by lower volumes of rigid films. Net sales for the Laminates product line decreased 4.2% to $52.1 million during the first nine months of 2007 compared to $54.4 million during the first nine months of 2006 primarily due to lower volume in kitchen and bath.

This segment generated an operating profit of $5.7 million during the first nine months of 2007 compared to $8.4 million during the first nine months of 2006. The lower operating profit for the first nine months of 2007, as compared to the first nine months of 2006 was due to higher manufacturing and maintenance costs of $1.7 million, greater health care costs of $0.5 million, ERP system implementation costs of $0.4 million, higher transportation costs of $0.3 million, higher utilities costs of $0.2 million, lower pricing of $0.6 million and lower income from the Company’s joint ventures of $0.9 million due to higher raw material costs in Asia and start-up costs related to a new manufacturing plant near Shanghai, partially offset by lower domestic raw material costs of $1.8 million and the profit on additional volumes of $0.4 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first nine months of 2007 were restructuring and severance charges of $0.3 million resulting primarily from workforce reductions.

Corporate

Interest expense for the third quarter and first nine months of 2007 was $3.3 million and $12.6 million, respectively, compared to $5.1 million and $15.5 million for the third quarter and first nine months of 2006, respectively. The decrease is due to lower average debt outstanding and a reduction in average interest rates.

As described under Long Term Debt, on May 22, 2007, the Company entered into a $150 million Term Loan. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The proceeds of the Term Loan, along with cash and other resources of the Company, were used to redeem its $165 million 11 1/4% Senior Secured Notes. In connection with the redemption of the Notes, the Company paid $9.8 million in premium and tender fees and wrote off $2.6 million of unamortized debt issuance costs. Additionally, the Company entered into a $50 million notional amount interest rate swap to fix the interest rate on a portion of the Term Loan. As of August 31, 2007, the weighted average interest rate on the Company’s outstanding debt was 7.8% as compared to an average rate of 10.8% during 2006. At debt levels and weighted average interest rate which existed at August 31, 2007, the Company’s annualized interest expense savings would be approximately $6.0 million. As a portion of the interest rates are variable, future interest rates may increase or decrease and the Company’s future debt levels may change due to required or voluntary principal payments. Therefore, actual interest expense savings may be materially different.

Corporate expenses were $2.4 million and $8.4 million during the third quarter and first nine months of 2007, respectively, compared to $4.4 million and $11.2 million during the third quarter and first nine months of 2006, respectively. The decrease for both the third quarter and full year of 2007 was primarily due to lower employee costs and lower incentive and deferred compensation plan expense compared to prior year.

The Company did not record income tax expense during the first nine months of 2007 compared to income tax expense of $0.1 million, relating to foreign income taxes, during the first nine months of 2006. The Company’s estimated effective income tax rate of 0% is substantially less than its federal statutory rate of 35% because no tax benefits have been provided on losses during the year. Due to the Company’s history of cumulative losses, the Company has provided a full valuation allowance of approximately $91.8 million against its net deferred tax assets due to the uncertainty of realization of such assets. As discussed in Footnote M—Income Taxes, as of November 30, 2006, the Company had approximately $114.2 million of domestic federal net operating losses with a carryforward period of approximately 20 years.

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

(Dollars in millions)	Three Months Ended August 31, 2006	Nine Months Ended May 31, 2006
Net sales	$33.7	$83.7
Income from discontinued operations, net of taxes	$2.1	$.4

Restructuring and Severance

In the third quarter and first nine months of 2007, the Company recognized $0.1 million and $0.5 million, respectively, of additional severance expense related to restructuring actions initiated during the third quarter of 2007 and fourth quarter of 2006.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Nine Months Ended August 31,
(Dollars in millions)	2007	2006	Change
Cash provided by (used) in operating activities	$.5	$(3.8)	$4.3
Cash provided by (used) in investing activities	$2.1	$(8.3)	$(10.4)
Cash (used) in provided by financing activities	$(19.8)	$8.7	$(28.5)
(Decrease) increase in cash and cash equivalents	$(14.0)	$(.3)	$(13.7)

Cash provided by operating activities was $0.5 million in the first nine months of 2007, compared to cash used of $3.8 million in the first nine months of 2006. Cash provided by operations increased in 2007 primarily due to a reduction in the use of working capital as compared to the first nine months of 2006.

In the first nine months of 2007, $2.1 million was provided by investing activities, as compared to $8.3 million used for investing activities in the first nine months of 2006. During 2007, the Company redeemed $12.4 million of restricted cash in connection with its debt redemption and refinancing, as described in Note D – Long-Term Debt. Additionally, the Company incurred $10.3 million of capital expenditures in the first nine months of 2007, compared to $8.3 million in the first nine months of 2006. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2007 to be approximately $18.0 million. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the remainder of the year. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash used for financing activities in the first nine months of 2007 was $19.8 million compared to cash provided of $8.7 million in the first nine months of 2006. The first nine months of 2007 includes costs associated with the Company’s debt refinancing including $12.4 million for debt redemption expense and a $2.6 million write-off of deferred financing costs. Cash provided by financing activities in the first nine months of 2006 was primarily related to borrowings under the revolving credit facility. Total debt was $159.6 million as of August 31, 2007, compared to $165.0 million as of November 30, 2006 and $184.4 million as of August 31, 2006.

Long-Term Debt

On May 22, 2007, the Company entered into a $150 million Term Loan Credit Agreement (“Term Loan”) due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. A required principal payment of $0.4 million was paid on August 31, 2007. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1 and at August 31, 2007, the Company was in compliance with this requirement with a ratio of 3.4 at August 31, 2007. The Term Loan also provides for additional borrowings of up to $75 million, provided that certain requirements are met including an interest coverage ratio and a senior secured leverage ratio. The Company has not utilized these additional borrowings as of August 31, 2007.

Proceeds of the Term Loan, along with cash, restricted cash and other resources of the Company, were used to redeem the Company’s $165 million 11 1/4% Senior Secured Notes (“Notes”). In connection with the redemption of the Notes, the Company paid $9.8 million in premium and tender fees. Additionally, the Company wrote off $2.6 million of unamortized debt issuance costs which were being amortized over the term of the Notes.

On May 31, 2007, the Company entered into a fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding term loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 2.50%. The variable rate is reset every three months, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the derivative instrument will be recognized in accumulated other comprehensive income, until it is realized. The fair value of the swap as of August 31, 2007 was a loss of $0.8 million, with a corresponding adjustment to other liabilities.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Borrowings under the Facility are limited to a borrowing base using customary advance rates for eligible accounts receivable and inventory. Borrowings under the Facility are secured by domestic accounts receivable, inventory and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million, the Company must maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an increase in available borrowings under the Facility of up to $20 million (for a maximum of $100 million) upon satisfaction of certain requirements. The Company has not utilized these additional borrowings as of August 31, 2007.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at August 31, 2007. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.5% at August 31, 2007.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at August 31, 2007.

At August 31, 2007, the available balance under the Facility, net of outstanding letters of credit and required reserves, was $66.6 million. Borrowings under the Facility were $10.0 million and standby letters of credit outstanding were $3.4 million as of August 31, 2007.

As of August 31, 2007, the weighted average interest rate on the Company’s outstanding debt was 7.8% as compared to an average rate of 10.8% in 2006. At debt levels and weighted average interest rates, which existed at August 31, 2007, the Company’s annualized interest expense savings would be approximately $6.0 million. As a portion of the interest rates are variable, future interest rates may increase or decrease and the Company’s future debt levels may change due to required or voluntary principal payments, therefore, actual interest expense savings may be materially different.

Based upon current and anticipated levels of operations, the Company believes that its cash flows from operations, combined with borrowings that will be available under the Facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs, for the next twelve months. Currently, the Company’s long-term debt bears interest at variable rates except for a portion which has effectively been fixed under an interest rate swap; therefore, the Company’s liquidity and financial condition will continue to be affected by changes in prevailing interest rates.

Employee Benefit Plans

In April 2007, the Company amended its retiree medical health care plan limiting salaried employee participation to those salaried employees who are eligible to retire as of March 31, 2007 and who retire by December 31, 2007. As a result, the Company recorded $0.2 million of additional income in the third quarter and expects to record additional income of $0.2 million for this plan in the fourth quarter of 2007 and $0.8 million in 2008.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to compliance with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2007 reflects an accrual for environmental remediation of $0.5 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company. The effect that the ultimate resolution of these matters may have on results of operations cannot be predicted because any such effect depends on both future results of operations and the amount and timing of the resolution of such matters.

Employee Matters

The Company employs approximately 1,660 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. The Company would generally describe its relationship with employees as good. Approximately 29% or 476 of the Company’s employees are covered by collective bargaining agreements. In February 2007, the Company and its Calhoun, Georgia bargaining unit employees ratified a new three year contract agreement. In May 2007, the Company and its Columbus, Mississippi bargaining unit employees ratified a new three year contract agreement.

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

Effective November 30, 2006, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this Statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Company has not yet adopted the measurement provisions of this Statement and is in the process of determining the impact of the adoption on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to measure, at specified election dates, financial instruments and certain other items at fair value that are not currently measured at fair value. For those items for which the fair value option is elected, unrealized gains and losses will be recognized in earnings for each subsequent reporting period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact of this Statement on the Company’s consolidated financial statements.

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements,” as defined by federal securities laws, with respect to the Company’s financial condition, results of operations and business, among other things, and include statements based on the Company’s current expectations, estimates, forecasts and projections. Words such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

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

Factors that may cause actual results to differ materially from expected results include, among others:

•	General economic trends affecting the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Customer and/or competitor consolidation;

•	Ability to successfully develop and commercialize new products;

•	Customer ability to compete against increased foreign competition;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Operational issues at the Company’s facilities;

•	The Company’s strategic alliance and acquisition activities;

•	Acts of war or terrorism, natural disasters or other acts of God;

•	Changes in governmental and regulatory policies;

•	Compliance with extensive environmental, health and safety laws and regulations;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Assumptions used in determining pension plan expense and funding, such as return on assets and discount rates and changes in pension funding regulations;

•	Adverse litigation judgment and absence of or inadequacy of insurance coverage for such judgment;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Substantial debt and leverage and the ability to service that debt;

•	Significant increase in applicable short-term borrowing rates; and

•	Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2006.

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

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note D to the Unaudited Interim Consolidated Financial Statements, the Company’s $150 million Term Loan Credit Agreement, which matures in 2014 and senior secured revolving credit facility, which matures in 2012, are variable. Borrowings under the Term Loan and the Facility were $149.6 million and $10.0 million, respectively, as of August 31, 2007. The Company has one fixed rate interest rate swap agreement for $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 7.73%. The fair value of the swap was a loss of $0.8 million as of August 31, 2007. The weighted average effective interest rate of the Company’s outstanding debt was 7.8% as of August 31, 2007. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $1.6 million. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business. The Company has an accumulated gain of $8.0 million as of August 31, 2007, which is included in accumulated other comprehensive loss, primarily due to the favorable currency translation of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2007, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended August 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OMNOVA Solutions Inc.

Date: September 28, 2007	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: September 28, 2007	By	/s/ James C. LeMay
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