Form 10-K
period 2007-11-30
OMNOVA SOLUTIONS INC
filed 2008-01-25
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended November 30, 2007	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☑  No  ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐ No  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $234,409,151, based on the closing price per share of $5.61 on May 31, 2007, the last business day of the registrant’s most recently completed second quarter.

As of January 15, 2008, there were 42,618,701 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA Solutions Inc.

Annual Report on Form 10-K

For the Year Ended November 30, 2007

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

OMNOVA Solutions is an innovator of emulsion polymers, specialty chemicals and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories. OMNOVA’s leading positions have been built through innovative new products, customized product solutions, strong brands, strong technical expertise, well-established distribution channels and long-standing customer relationships. We have about 1,500 customers who rely on over 1,000 OMNOVA products to differentiate themselves in the marketplace. We utilize 17 strategically located manufacturing, development and design facilities in North America, Europe and Asia to service our broad customer base.

OMNOVA operates in two business segments: Performance Chemicals and Decorative Products. Of our 2007 net sales, 64% were derived from the Performance Chemicals segment and 36% were derived from the Decorative Products segment. Financial information relating to the Company’s business segments is set forth in Note P to the Consolidated Financial Statements of this report.

On September 27, 2006, we sold substantially all of the assets and liabilities of the Building Products business to BFS Diversified Products, LLC. This divestiture focuses our resources in strategic product lines where we enjoy leading market positions. The results of operations of the Building Products business for the prior periods have been reported as discontinued operations. Financial information relating to discontinued operations is set forth in Note D to the Consolidated Financial Statements of this report.

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

The fiscal year 1999 acquisition of PolymerLatex’s U.S. acrylics latex business in Fitchburg, Massachusetts provided a key northeast production location while strengthening and diversifying served markets in specialty acrylic emulsions. The acquisition of Morton International’s global floor care polymer business in 1999 added several new emulsion polymer product lines and customers, based on complementary manufacturing technology and drove the establishment of Performance Chemical’s European headquarters in Hemel Hempstead, UK.

On May 1, 2002, OMNOVA Solutions and the Rohm and Haas Company formed RohmNova LLC, an alliance for the purpose of marketing, selling and servicing latex binders, synthetic pigments and specialty chemical additives for coatings in the paper and paperboard industry. The alliance has reduced our costs while providing total solutions capability to customers and offers a strong portfolio of complementary coating products for the paper and paperboard industry. In addition, the alliance facilitates joint technology development, leveraging highly complementary technology from the two parent companies.

In 2005 the Company established a legal entity in China, OMNOVA Performance Chemicals Trading (Shanghai) Co., LTD. and opened a commercial and technical sales office in Shanghai, China.

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. We are North America’s second largest producer of SB latex and operate well maintained, strategically located, cost competitive production facilities. Our custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, adhesives, paper tape, tire cord, floor polish, textiles, graphic arts, plastic parts and various other specialty applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymerization and emulsion polymer technology and for its ability to rapidly develop and deliver highly-customized products that provide innovative and cost-effective solutions to customers.

The following table shows the major products that our Performance Chemicals segment produces and markets.

Product Category	% of Performance Chemicals Fiscal 2007 Net Sales	Primary Products	End-use Applications	Brand Names
Paper and Carpet Chemicals	65.0%	SB and SBA latex coating binders, carpet backing binders and paper chemicals including crosslinkers, lubricants and other coating additives	Magazines, catalogs, direct mail advertising, brochures and printed reports, food cartons, household and other consumer and industrial packaging, and residential and commercial carpet	GENCAL, GENFLO, GENCRYL, GENCRYL PT, SEQUAFLOW, REACTOPAQUE, SUNKOTE, SUNBOND, SUNKEM, UNIQ-PRINT, SEQUABOND, SUNREZ, SEQUAREZ, OMNABLOC, OMNATUF

Specialty Chemicals	35.0%	SB, SBA, styrene butadiene vinyl pyridine, acrylic, vinyl acrylic, styrene acrylic, and polyvinyl acetate emulsion polymers, glyoxal resins, silicone emulsions, polyethylene resins, fluorochemicals and fluorosurfactants	Nonwovens (such as diaper components, engine filters, resilient flooring underlay, roofing mat, shoe components and household scrub pads), construction, adhesives, masking tapes, tire cord, floor polish, textiles, graphic arts and plastic part coatings	GENFLO, GENCRYL, GENTAC, OMNAGLO, SEQUABOND, SUNCRYL, SECOAT, SECRYL, MOR-GLO, MOR-SHINE, MOR-FLO, ACRYGEN, MYKON, PERMAFRESH, SEQUAPEL, POLYFOX, X-CAPE, GENGLAZE, MYKOSOFT, MYKOSIL, NOVANE, GENCEAL

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

OMNOVA is also a leading North American supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and adhere the primary backing to the secondary backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements of our customers. Our strong historic position in residential carpeting has been enhanced by new products to serve that market as well as innovations in commercial carpet backing binders that provide moisture barrier properties, enabling the replacement of higher-cost polyurethane binders. Sales of our Paper and Carpet Chemicals products represented 41.4% of our consolidated net sales for 2007, 41.6% of our consolidated net sales for 2006 and 42.9% of our consolidated net sales for 2005.

Specialty Chemicals.    OMNOVA is a leading North American supplier of specialty polymers and chemicals for a variety of niche product categories. Applications for our specialty polymers and chemicals include nonwovens (such as diaper and hygiene components, engine filters, resilient flooring underlay, roofing mat, shoe components and household scrub pads), floor polish, paper tape, adhesives, tire cord, textiles, construction, plastic part coatings and ink coating additives. Our focus is on developing unique products and custom applications that address specific customer needs, including enhanced functionality, improved environmental performance and lower cost through improved processibility and product substitution for higher-cost materials.

The Performance Chemicals segment continued its market development program for the proprietary PolyFox fluorosurfactant platform during 2007. In addition to its use as a flow and leveling additive in a wide variety of coatings, electronics and other applications, a new development initiative for use as a reactive intermediate was launched in 2007. Sales of our Specialty Chemicals products represented 22.3% of our consolidated net sales for 2007, 21.6% of our consolidated net sales for 2006 and 22.3% of our consolidated net sales for 2005.

Markets and Customers

The paper coating and carpet backing latex product lines are highly competitive based on price, quality, customer service, product performance, field technical support and product innovations. Major paper and carpet customers include New Page, Verso Paper Company, Shaw Industries, Stora Enso Corporation and Beaulieu. The specialties product line includes many product categories such as tire cord adhesives, components for diaper and hygiene products and roofing mat that are performance driven where product innovation, technical service and application support are key competitive differentiators. Major specialty chemical customers include Bridgestone Firestone, Freudenburg Nonwovens, Polymer Group Inc. and Ahlstrom.

Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through dedicated internal marketing, sales and technical service teams focused on providing highly responsive customized solutions to targeted markets and industries.

Competition

Performance Chemicals competes with several large chemical companies including Dow and BASF, some of which are vertically integrated in one or more major raw materials. Performance Chemicals also competes with a variety of other suppliers of specialty chemicals including The Lubrizol Corporation, Rohm and Haas Company, Air Products and Chemicals, Inc. and Celanese Corporation. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance and innovation and industry reputation. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories and we believe that we are a leader in several North American categories, including SB and SBA latex paper coatings and carpet backing binders, nonwoven SB binders and SB vinyl pyridine tire cord adhesives.

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

We have also pursued global growth initiatives by entering into joint ventures. In 1999, Decorative Products formed a joint venture company with an affiliate of the Thailand-based Charoen Pokphand Group. The joint venture acquired a Rayong, Thailand-based decorative film and coated fabrics business to serve the decorative film and coated fabric product-based markets in the Asia-Pacific region and provide expanded product lines to North America and Europe. In 2000, we formed another joint venture with the Charoen Pokphand Group, which acquired a Shanghai, China-based coated fabrics business to further strengthen and expand our position in China and the Asia-Pacific region and provide expanded product lines to North America and Europe. During the first quarter of 2008, we acquired the remaining equity interests in these joint ventures. As a result, both the Thailand and China businesses will be reflected as wholly-owned subsidiaries in 2008.

In 2006, we acquired certain manufacturing assets of American Decorative Surfaces Incorporated (the successor company to DSI), providing us with new extrusion capability that broadens the product offerings in our laminates business.

Products

Our Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; residential cabinets, flooring and furnishings; transportation markets including school busses, marine and automotive; recreational vehicles, manufactured housing and a variety of industrial film applications. Our core competencies in design, coating, compounding, calendering, printing and embossing enable us to develop unique, aesthetically pleasing decorative surfaces that have functional properties, such as durability and scratch and stain resistance, that address specific customer needs. We have strong internal and external resources in design capabilities, an extensive design library covering a broad range of styles, patterns, textures and colors and strong coating and processing capabilities to provide our products with functionality that adds value for our customers. Our broad range of products and end-use applications give us economies of scale in sourcing, manufacturing, design, sales and marketing, technology and process development.

The following table shows the products that our Decorative Products segment develops, designs, produces and markets.

Product Category	% of Decorative Products Fiscal 2007 Net Sales	Primary Products	End-use Applications	Brand Names
Contract Interiors	45.3%	Vinyl and nanofiber based wallcoverings, dry erasable surfaces, customized wall murals, vinyl and urethane coated fabrics	Decorative and protective wall and seating surfacing for offices, hotels, hospital and medical offices, stores, schools, restaurants and public buildings	BOLTA, ESSEX, GENON, TOWER, MURASPEC, MUREK, MEMERASE II, VIEWNIQUE, DIVERSIWALL, ECORE

Coated Fabrics	28.8%	Vinyl and urethane coated fabrics, industrial films	Decorative and protective surfacing for transportation and marine seating, pool liners, automotive soft top covers, banners, tents, ceiling tiles, commercial and residential furniture	BOLTAFLEX, BOLTASOFT, NAUTOLEX, PREFIXX, PREVAILL, ENDURION

Laminates	25.9%	Vinyl, paper and specialty laminates	Decorative and protective surfacing for kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display, home furnishings and consumer electronics	PREEMPT, RADIANCE, SURF(X) 3D, DESIGN4

Contract Interiors.    OMNOVA Solutions is a leading North American and European supplier of wallcoverings and coated fabrics used in commercial applications. Our commercial wallcoverings are recognized for their leading designs as well as their strength, durability and cleanability. Our vinyl wallcoverings, in addition to their aesthetic appeal, reduce repair and maintenance costs for building owners by protecting wall surfaces and having longer useful lives as compared to paint and paper wallcoverings. Applications for our commercial wallcoverings include refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets.

OMNOVA’s commercial wallcovering product lines include a broad range of fabric-backed vinyl, paper-backed vinyl and nanofiber based wallcoverings. Our industry leading styling and design library covers a broad range of styles, patterns, textures and colors, both traditional and contemporary. In addition to strong internal and external resources in design capabilities, strengths include a reputation for product durability and quality, a global distribution network, an extensive emboss and print roll library, strong brands, custom design and manufacturing capability and long-term customer relationships. Contract Interiors represented 16.4% of our consolidated net sales for 2007, 16.3% of our consolidated net sales for 2006 and 13.5% of our consolidated net sales for 2005.

Coated Fabrics.    OMNOVA Solutions is a leading North American supplier of vinyl and urethane coated fabrics for commercial and residential applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost-effective alternative to other surfacing materials, such as leather and textile fabrics.

Applications for our coated fabrics include:

•	transportation seating (OEM school bus and marine), automotive soft tops and aftermarket automotive and marine applications;

•	industrial films (banners, tents, health care and construction);

•	interior structures (ceiling tiles).

Sales of our coated fabrics products represented 10.4% of our consolidated net sales for 2007, 10.4% of our consolidated net sales for 2006 and 12.8% of our consolidated net sales for 2005.

Laminates.    OMNOVA Solutions is a leading North American supplier of calendered and extruded vinyl and paper laminates. Our laminates are used as alternatives to wood, paint and high-pressure laminates in markets where durability, design and cost are key requirements. We provide our customers with a broad range of designs and textures as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our laminates include kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display, home furnishings, and consumer electronics.

A key strength of our laminates business is our coating technology, including ultraviolet, melamine, urethane, thermal cured and others, which provides durable finishes for high-wear applications. In addition, our laminates business has further differentiated itself in the market as a single-source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries, by building a unique library of matched vinyl and paper laminate designs with an extensive library of patterns and textures and developing rapid make-to-order production capabilities. We also offer SURF(X) 3D Laminates for multi-dimensional applications for the office furniture and retail display fixture markets. These laminates offer a cost-effective alternative to high pressure laminates and provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding. Sales of our laminates products represented 9.4% of our consolidated net sales for 2007, 10.2% of our consolidated net sales for 2006 and 8.5% of our consolidated net sales for 2005.

Markets and Customers

We believe that our Decorative Products segment is a leader in its targeted product categories. The contract interiors, coated fabrics and laminates businesses are highly competitive based on decorative content, functional performance, price, quality, customer service, brand name recognition, distribution networks and reputation. Decorative Products markets its products under numerous brand names to different industries. Certain of our better-known customers of this segment include Steelcase, Armstrong, Stingray Boats, Ashley Furniture, Patrick Industries, Herculite and Merillat.

Marketing and Distribution

Our Decorative Products segment distributes its products through a variety of channels. Contract Interiors’ wallcovering products are marketed primarily through independent distributors to building owners, contractors, architects, interior designers and other specifiers. Several of our distributors are national in scope, providing us with the capability to cost-effectively market products to both regional and national commercial purchasers. Coated fabrics and laminates are sold directly and through agents to manufacturers of cabinets, furniture, seating and other products. Many of our Decorative Products segment’s products have strong, well-recognized brand names that are promoted through trade shows, industry periodicals and our website (www.omnova.com) and other media.

Competition

OMNOVA’s Decorative Products segment competes with numerous companies, many of which focus on one product line and/or market and are smaller and privately-owned. Key competitors include:

•	Contract Interiors—RJF International Corporation, US Vinyl, J. Josephson Inc., and Paint Systems

•	Coated Fabrics—Morbern Inc., China General, Uniroyal, Spradling International Inc. and G&T Industries

•	Laminates—Chiyoda Gravure Corporation, Dai Nippon Printing Co., Ltd., Toppan Printing Co., Ltd., American Renolit Corporation, LG ChemAmerica, Riken USA Corporation and Spartech Industries

International Operations

Net sales from our foreign operations were $79.9 million in 2007, $65.8 million in 2006 and $66.4 million in 2005. These net sales represented 10.7% of our total net sales in 2007, 9.4% of our total net sales in 2006 and 9.6% of our total net sales in 2005. Long-lived assets primarily consist of net property, plant and equipment and net intangibles. Long-lived assets of our foreign operations totaled $17.5 million at November 30, 2007 and $17.5 million at November 30, 2006. Our consolidated long-lived assets totaled $140.0 million at November 30, 2007 and $144.2 million at November 30, 2006.

Additionally, the Company holds a 50.1% interest in each of its three Asian joint ventures: CPPC-Decorative Products Co., Ltd. located in Thailand and CG-OMNOVA Decorative Products (Shanghai) Co. Ltd. and Beston OMNOVA Plastics (Taicang) Co., Ltd., both located in China. The Company accounts for these investments using the equity method of accounting due to contractual limitations that grants substantive participating rights to the minority partner. The unconsolidated net sales for CPPC-Decorative Products Co., Ltd. were $47.1 million, $45.1 million and $42.5 million in 2007, 2006 and 2005, respectively. The unconsolidated net sales for CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. were $56.3 million, $47.4 million and $38.1 million in 2007, 2006 and 2005, respectively. The unconsolidated net sales for Beston OMNOVA Plastics (Taicang) Co., Ltd. were $0.5 million in 2007. Beston OMNOVA Plastics (Taicang) Co., Ltd. was formed in April 2007 with operations commencing in June 2007. During the first quarter of 2008, the Company acquired the remaining equity interests in these joint ventures. As a result, these entities will be reflected as wholly-owned subsidiaries in 2008.

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

Seasonal Factors

We historically experience stronger sales and income in our second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30. Our performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, construction and refurbishment activities during the holidays and cold weather months.

Environmental Matters

Our business operations, like those of other companies in the industries in which we operate, are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations not only affect our current operations, but also could impose liability on us for past operations that were conducted in compliance with then applicable laws and regulations. For further discussion of capital and noncapital expenditures incurred in 2007 and forecasted for 2008 for environmental compliance, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” on page 29 of this report, which is incorporated herein by reference.

Employees

We employed approximately 1,640 employees at November 30, 2007 at offices, plants and other facilities located principally throughout the United States and the United Kingdom. Approximately 28% or about 460 of our employees are covered by collective bargaining agreements. Approximately 115 employees are covered by collective bargaining agreements due to expire in 2008.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products, all of which are generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include styrene, butadiene, acrylates and vinyl acetate. These monomers represented approximately 73% of our total raw materials purchased on a dollar basis in 2007 for this segment.

Our Decorative Products segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper and titanium dioxide. PVC resins and textiles represented approximately 51% of our total raw materials purchased on a dollar basis in 2007 for this segment.

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

Our research and development expenses were $9.1 million in 2007, $9.5 million in 2006 and $11.2 million in 2005. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements of this report.

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

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates. Other risks and uncertainties are more specific to the Company’s operations. These risks and uncertainties and the achievement of expected results depends on many factors, some or all of which are not predictable or within the Company’s control. Certain risk factors facing the Company are described below or elsewhere in this Form 10-K. Risk factors could adversely affect our results and, in some cases, such effect could be material.

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

We are exposed to general economic, business and industry conditions. A significant or prolonged downturn could adversely affect demand for our products.

We are subject to general economic, business and industry conditions. A significant or prolonged economic downturn could have the potential to adversely affect the demand for our products and our results.

Raw material prices and availability have a significant impact on our profitability. If raw material prices increase, and we cannot pass those price increases on to our customers, or we cannot obtain raw materials in a timely manner, our results could be adversely affected.

The principal raw materials that we use in our business are derived from petrochemicals and chemical feedstocks such as styrene, butadiene and polyvinyl chloride. Specifically, Performance Chemicals uses monomers such as styrene and butadiene extensively in its products, and Decorative Products uses polyvinyl chloride extensively in its products. If we are unable to pass along increased raw materials prices to our customers, our results could be adversely affected. The cost of these raw materials has a significant impact on our profitability. The prices of many of these raw materials are cyclical and volatile. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. While we generally attempt to pass along increased raw materials prices onto our customers in the form of price increases, historically there has been a time delay between increased raw materials prices and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to pricing pressure and other factors.

We generally have multiple sources of supply for our raw materials. However, a limited number of suppliers are capable of delivering certain raw materials that meet our standards. Various factors could reduce the availability of raw materials. Shortages could occur in the future. Additionally, disruptions in transportation could delay receipt of raw materials. If our supply of raw materials is disrupted or our lead times extended, our results could be adversely affected.

Consolidation of our customers and competitors has created increased pricing pressure. If we are required to reduce our price to remain competitive, this could adversely affect our results.

We face continued pricing pressure from our customers and competitors. Customers frequently seek price reductions and customer consolidation in certain markets has created customers with greater purchasing power. Additionally, consolidation among our competitors has created competitors with greater financial and other resources. If we are required to reduce prices to compete and we cannot improve operating efficiencies and reduce expenditures to offset such price decrease, our results could be adversely affected.

Our sales and profitability depend on our ability to continue to develop new products that appeal to customers. If we are unable to develop new products, our results could be adversely affected.

Our business depends to a substantial extent on our ability to develop, introduce and support cost-effective new products and technologies on a timely basis. If we fail to develop and deploy new cost-effective products and technologies on a timely basis, our products may no longer be competitive and our results could be adversely affected.

A significant portion of Performance Chemicals sales is concentrated among several large customers.

Our Performance Chemicals segment has several large customers who account for a significant portion of Performance Chemicals’ total sales. The loss of, or a significant reduction in purchases by, one of these large customers could adversely affect our results.

Our customers may not be able to compete against increased foreign competition which could adversely affect the demand for our products and our results.

Our domestic customers are subject to increasing foreign competition. If the demand for domestically manufactured products declines then the demand for our domestically manufactured products could decline adversely affecting our results.

Our business is subject to the risks associated with the use of chemicals.

We are subject to risks associated with chemical use including explosions, fires, leaks, discharges, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruption and acts of God. The occurrence of these risks may result in operating disruptions at our facilities and could adversely affect our results.

We may be unable to achieve, or may be delayed in achieving, our goals under certain cost-reduction measures, which could adversely affect our results.

We have and are undertaking operational excellence processes using LEAN Six Sigma quality, supply chain management, ERP and other initiatives in an effort to improve efficiencies and lower our cost structure. If we are unable to achieve, or if we meet any unexpected delays in achieving our goals, our results could be adversely affected. Additionally, even if we achieve these goals, we may not receive the expected financial benefits of these goals, or the costs of implementing these initiatives could exceed the benefits of these initiatives.

From time to time, we participate in joint ventures that may not operate according to their business plans if our partners fail to fulfill their obligations. This could adversely affect our results and require us to dedicate additional resources to these joint ventures.

From time to time, we participate in joint ventures. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results could be adversely affected or we may be required to increase our level of commitment to the joint venture. Also, differences in views among joint venture participants could result in delayed decisions or failures to agree on major issues. If these differences cause the joint ventures to deviate from their business plans, our results could be adversely affected.

We may not be able to identify or complete transactions with attractive acquisition candidates, which could adversely affect our business strategy.

As part of our business strategy, we have pursued, and may continue to pursue, targeted acquisition opportunities that we believe would complement our business. We may not be successful in consummating any acquisition, which could adversely affect our business strategy.

The occurrence or threat of extraordinary events, including natural disasters, political disruptions, domestic and international terrorist attacks and acts of war, could significantly decrease demand for our products.

Extraordinary events, including natural disasters, political disruptions, domestic and international terrorist attacks and acts of war could adversely affect the economy generally, our business and operations specifically and the demand for our products. The occurrence of extraordinary events cannot be predicted and their occurrence could adversely affect our results.

Extensive governmental regulations impact our operations and assets, and compliance with these regulations could adversely affect our results.

Our business operations are subject to numerous foreign, federal, state and local regulations which may have a significant effect on the costs of operations including extensive environmental, health and safety regulations.

We are and expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. Certain environmental requirements provide for strict and, under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment and liability for related damages. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future results. We anticipate that compliance will continue to require increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising out of discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results. Additionally, any such increase in costs or unanticipated liabilities may exceed our reserves, which could adversely affect our results.

Because we maintain a self-insured health care plan for our employees, increases in health care costs could adversely affect our results.

We maintain a self-insured health care plan for our employees and certain retirees under which we generally share the cost of health care with our employees and retirees. Health care costs have been escalating over the past several years. Accordingly, as general health care costs increase, our health care expenses also increase. Such increase in costs could adversely affect our results.

Our business could be adversely affected by risks typically encountered by international operations.

We conduct our business in several foreign jurisdictions and are subject to the risks normally associated with international operations, including the following:

•	fluctuations in currency exchange rates;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	the imposition of duties and tariffs;

•	import and export controls;

•	government control of capital transactions;

•	the risks of divergent business expectations or cultural incompatibility inherent in establishing joint ventures with foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

Any of these events could adversely affect our international operations and our results.

Some of our employees are covered by collective bargaining agreements. The failure to renew any of those agreements on acceptable terms could increase cost or result in a prolonged work stoppage, which could adversely affect our results.

Approximately 28% or about 460 of our employees are covered by four separate collective bargaining agreements. We cannot be assured that any of these agreements will be renewed on similar terms or renegotiated on acceptable terms in the future. Any prolonged work stoppages in one or more of our facilities could adversely affect our results.

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

Fluctuations in our operating results and other factors could contribute to volatility in the market price of our stock.

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

These factors and others could adversely affect the market price of our stock in the future.

Failure to protect intellectual property could adversely affect our results.

For certain products we rely on trademark, trade secret, patent and copyright laws to protect our intellectual property. We cannot be sure that these intellectual property rights will be successfully asserted in the future or that they will not be invalidated or circumvented. In addition, laws of some foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. The failure or inability of the Company to protect its proprietary information could make us less competitive and could adversely affect our results.

We could be subject to an adverse litigation judgment which could adversely affect our result.

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. Moreover, there can be no assurance that we will have any or adequate insurance coverage to protect the Company from any adverse litigation judgment. The Company’s estimate of liability, if any, is subject to change and the actual result may differ materially from the Company’s estimate. An adverse litigation judgment could adversely affect our results.

We have substantial debt.

As of November 30, 2007, we had $149.9 million of total indebtedness outstanding. Our debt agreements may restrict our ability to raise additional equity capital, borrow additional funds, make capital expenditures, or sell our assets. The degree to which we are leveraged could make us more vulnerable to adverse general economic conditions. Additionally, the servicing of our debt will reduce funds available for operations and capital reinvestment.

Our ability to make scheduled payments or refinance our debt will depend on our future financial and operating performance, which could be adversely affected by prevailing economic conditions, financial, business and other factors, some of which are beyond our control. There can be no assurance that our operating results, cash flows and capital resources will be sufficient to pay our indebtedness. If our operating results, cash flows, or capital resources prove inadequate, we could face substantial liquidity challenges and might be required to dispose of material assets or operations or delay planned expansions and capital expenditures, restructure or refinance our debt, or seek additional equity capital. There can be no assurance that any of these actions could be affected on satisfactory terms or that future financing would be available to fund the operations of the business.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

The Company’s significant operating, manufacturing, distribution, research, design and/or sales and marketing facilities are set forth below:

Corporate Headquarters:
OMNOVA Solutions Inc. *175 Ghent Road Fairlawn, OH		OMNOVA Solutions Technology Center 2990 Gilchrist Road Akron, OH

Performance Chemicals:
Headquarters: *175 Ghent Road Fairlawn, OH		Sales/Manufacturing/Technical/Distribution: Akron, OH Calhoun, GA Chester, SC *Dalton, GA Fitchburg, MA Green Bay, WI *Hertfordshire, England Mogadore, OH *Shanghai, China

Decorative Products:
Headquarters: *175 Ghent Rd Fairlawn, OH	Manufacturing Facilities: Auburn, PA Columbus, MS *Dupo, IL Jeannette, PA Kent, England Monroe, NC *Rayong, Thailand *Shanghai, China *Taicang, China	Sales/Marketing/Design/Distribution: *Asnieres, France *Bangkok, Thailand *Dubai, UAE *Hertfordshire, England *Paris, France *Rayong, Thailand *Shanghai, China *Warsaw, Poland *Dang Guan City, China

*	An asterisk next to a facility listed above indicates that it is a leased property.

For a further discussion of our leased properties, please refer to Note N to the Consolidated Financial Statements of this report.

During 2007, we generally made effective use of our productive capacity. We believe that the quality and productive capacity of our properties are sufficient to maintain our competitive position for the foreseeable future.

Item 3.	Legal Proceedings

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, the effect that the ultimate resolution of these matters may have on the financial condition, results of operations or cash flow of the Company is difficult to predict because any such effect depends on both future results of operations and the amount and timing of the resolution of these matters. However, based on information currently available to the Company, the Company has not recorded any material accruals for probable loss contingencies and does not believe it is reasonably possible that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2007.

Item 4A.	Executive Officers of the Registrant

The following information is given as of January 25, 2008, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 47, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Michael E. Hicks, age 49, Senior Vice President and Chief Financial Officer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James C. LeMay, age 51, Senior Vice President, Business Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay also served as Assistant General Counsel of GenCorp Inc. from May 1997, and as Senior Counsel of GenCorp from May 1990 to May 1997.

Douglas E. Wenger, age 51, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

James J. Hohman, age 59, Vice President of the Company since November 2001 and President, Performance Chemicals since February 2005; President, Paper & Carpet Chemicals from December 2000 until February 2005; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

Robert H. Coleman, age 53, President, Decorative Products since July 2003. Prior to joining OMNOVA, Mr. Coleman served as Vice President and General Manager, Graphics North America from 2000 until 2002; as Vice President and General Manager, Fasson Roll, Europe from 1997 until 2000; as Vice President and General Manager, Packaging and Product Identification Sector in 1997; and as Vice President and General Manager, Fasson Films Division from 1993 until 1997, in each case for Avery Dennison Corporation, Pasadena, California (a manufacturer of pressure-sensitive adhesives and materials and consumer and converted products).

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At November 30, 2007, there were 8,640 holders of record of the Company’s common stock. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 63 of this report and is incorporated herein by reference.

Information concerning long-term debt appears in Note L to the Consolidated Financial Statements and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in Equity Compensation Plan Information of Item 12 in this Annual Report on pages 64 and 65 and is incorporated herein by reference.

The graph below compares the cumulative 5-year total return of holders of OMNOVA Solutions Inc.’s common stock with the cumulative total returns of the S&P 500 index and the S&P Industrials index. The graph assumes that the value of the investment in the Company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 11/30/2002 and tracks it through 11/30/2007.

    The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following table sets forth the Company’s selected historical financial data. The selected historical financial data as of November 30, 2007, 2006, 2005, 2004, and 2003 and for each of the five years in the period ended November 30, 2007 are derived from the Company’s audited consolidated financial statements.

	2007	2006	2005	2004	2003
	(Dollars in millions, except per share data)
Statement of operations data:
Net Sales	$745.5	$699.1	$695.0	$630.7	$584.3
Costs and Expenses:
Cost of products sold	$605.2	$549.2	$542.6	$480.7	$437.3
Selling, general and administrative	99.1	105.6	105.7	126.0	121.4
Depreciation and amortization	20.1	20.2	21.1	21.6	32.6
Goodwill and indefinite lived trademark impairments(2)	—	1.0	—	3.9	49.6
Fixed asset impairment	—	.1	2.5	—	—
Restructuring and severance(3)	1.0	1.3	5.4	.4	9.0
Interest expense	16.5	21.3	22.6	22.4	17.1
Equity (earnings) loss in affiliates	(1.2)	(2.3)	(.7)	.6	.8
Debt redemption expense(4)	12.4	—	—	—	—
Other (income) expense, net	(.7)	(.6)	(1.2)	.8	.8
Deferred financing costs write-off	—	—	—	—	3.1

Total	$752.4	$695.8	$698.0	$656.4	$671.7

Income (loss) from continuing operations before income taxes	(6.9)	3.3	(3.0)	(25.7)	(87.4)
Income tax expense (benefit)	.1	.1	(.3)	(.3)	(.6)

Income (loss) from continuing operations	(7.0)	3.2	(2.7)	(25.4)	(86.8)
Discontinued Operations, net of tax:
Income (loss) from operations	.3	(.1)	.9	1.0	3.0
Gain on sale	—	18.2	—	—	—

Income from discontinued operations	.3	18.1	.9	1.0	3.0

Net income (loss)	$(6.7)	$21.3	$(1.8)	$(24.4)	$(83.8)

Basic income (loss) per share:
Income (loss) from continuing operations	$(.17)	$.08	$(.06)	$(.64)	$(2.18)
Income from discontinued operations	.01	.44	.02	.03	.08

Net income (loss) per share	$(.16)	$.52	$(.04)	$(.61)	$(2.10)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(.17)	$.08	$(.06)	$(.64)	$(2.18)
Income from discontinued operations	.01	.43	.02	.03	.08

Net income (loss) per share	$(.16)	$.51	$(.04)	$(.61)	$(2.10)

General:(1)
Capital expenditures	$16.2	$13.0	$12.4	$11.2	$8.6
Total assets(2)	$326.4	$338.9	$358.3	$432.5	$438.9
Long-term debt(4)	$144.6	$165.0	$176.3	$181.5	$192.2

(1)	The Company has not declared a dividend for any period presented.
(2)

During 2006, 2004 and 2003, the Company recorded goodwill and indefinite-lived intangible asset impairment charges of $1.0 million, $3.9 million and $49.6 million, respectively, related to SFAS No. 142.

(3)

Restructuring and severance consisted primarily of severance costs in 2007, severance costs, asset write-downs and costs for the closure of a European sales office in 2006, the closure of the Company’s wallcovering distribution facility and the closure of a design center in 2005, severance costs in 2004 and severance costs and asset write-downs in 2003.

(4)

On May 22, 2007, the Company entered into a $150 million Term Loan Credit Agreement (“Term Loan”). Proceeds of the Term Loan, along with cash and other resources of the Company were used to redeem the Company’s $165 Million 11 1/4% Senior Secured Notes. Additionally, the Company paid $9.8 million in premium and tender fees and wrote off $2.6 million of deferred financing costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Item 1, Business, the Company operates in two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, masking tape, adhesives, tire cord, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, recreational vehicles, manufactured housing and a variety of industrial films. Please refer to Item 1, Business, of this Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

The Company’s products are sold to manufacturers, independent distributors and end users through internal marketing and sales forces and agents.

The Company has strategically located manufacturing facilities in the U.S. and U.K. along with its joint venture manufacturing facilities in China and Thailand. During the first quarter of 2008, we acquired the remaining equity interests in these joint ventures. As a result, both the China and Thailand businesses will be reflected as wholly-owned subsidiaries in 2008.

The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, construction and refurbishment activities during the holidays and cold weather months.

The Company’s chief operating decision maker evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A—Significant Accounting Policies, of the Company’s Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note P of the Company’s Consolidated Financial Statements.

Effective December 1, 2006, the Company renamed its Commercial Wallcoverings product line Contract Interiors and realigned certain product sales from the Coated Fabrics product line to Contract Interiors in order to better reflect common sales and marketing resources used to serve customers. All prior period amounts have been reclassed to conform to current year presentation.

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

Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, operating profit before excluded items, consolidated earnings before interest, taxes, depreciation and amortization as set forth in the Company’s $150,000,000 Term Loan Credit Agreement (“Consolidated EBITDA”), working capital, operating cash flows, capital expenditures and earnings per share before excluded items, including applicable ratios such as inventory turnover, average working capital, return on sales and assets and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Results of Operations of 2007 Compared to 2006

The Company’s net sales in 2007 were $745.5 million as compared to $699.1 million in 2006. The Company’s Performance Chemicals business segment revenue increased by 7.6% while the Decorative Products business segment revenue increased 4.9%. Contributing to the sales increase in 2007 were improved volumes of $27.9 million, sales price increases of $11.6 million and favorable foreign exchange translation of $6.9 million.

Gross profit in 2007 was $140.3 million with a gross profit margin of 18.8% compared to gross margin of $149.9 million and a gross profit margin of 21.4% in 2006. Cost of goods sold for 2007 increased $56.0 million to $605.2 million, compared to the same period last year driven by higher raw material costs of $18.6 million, manufacturing costs of $33.4 million related to the increased volumes and higher transportation costs of $4.0 million.

Selling, general & administrative expenses of $99.1 million in 2007 were $6.5 million, or 6.2%, lower than 2006. The decease in 2007 was primarily due to lower employee and professional service costs of $2.9 million, lower supplies and utility costs of $1.0 million and other cost reductions of $2.6 million.

Interest expense of $16.5 million in 2007 was $4.8 million lower than 2006 primarily due to lower debt levels and lower interest rates as a result of the Company’s debt refinancing in May 2007.

As described under Long Term Debt, on May 22, 2007, the Company entered into a $150 million Term Loan. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The proceeds of the Term Loan, along with cash and other resources of the Company, were used to redeem its $165 Million 11 1/4% Senior Secured Notes. In connection with the redemption of the Notes, the Company paid $9.8 million in premium and tender fees and wrote off $2.6 million of unamortized debt issuance costs. Additionally, the Company entered into a $50 million notional amount interest rate swap to fix the interest rate on a portion of the Term Loan. As of November 30, 2007, the weighted average interest rate on the Company’s outstanding debt was 7.5% as compared to a rate of 11.25% at November 30, 2006. At debt levels and weighted average interest rates which existed at November 30, 2007, the Company’s annualized interest expense savings would be approximately $6.0 million as compared to November 30, 2006. As a portion of the interest rates are variable, future interest rates may increase or decrease and the Company’s future debt levels may change due to required or voluntary principal payments. Therefore, actual interest expense savings may be materially different.

Equity earnings in affiliates were $1.2 million in 2007, compared to $2.3 million in 2006. The decrease in 2007 was primarily due to higher raw material costs in Asia, one time start-up costs for a new plant in China and higher tax charges.

The Company had a loss from continuing operations of $7.0 million, or $0.17 per diluted share, and net loss of $6.7 million in 2007, or $0.16 per diluted share, compared to income from continuing operations in 2006 of $3.2 million, or $0.08 per diluted share and net income of $21.3 million, or $0.51 per diluted share. Included in 2007 are debt redemption costs of

$12.4 million and an adjustment to discontinued operations of $0.3 million. Included in 2006 net income is a gain on the sale of the Building Products business, classified as discontinued operations, of $18.2 million, or $0.43 per diluted share. No domestic tax provision was provided in either 2007 or 2006 due to the net loss in 2007 and the utilization of the Company’s net operating loss carryforwards in 2006.

Segment Discussion

The following Segment Discussion presents information used by the Company in assessing the results of operations by business segment. The Company believes that this presentation is useful for providing the investor with an understanding of the Company’s business and operating performance because these measures are used by the chief operating decision maker in evaluating performance and allocating resources.

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) from continuing operations before income taxes:

	Year Ended November 30,
	2007	2006
Segment Sales:
Performance Chemicals	$475.3	$441.6
Decorative Products	270.2	257.5

Consolidated net sales	$745.5	$699.1

Segment Operating Profit:
Performance Chemicals	$23.8	$29.7
Decorative Products	8.6	9.0
Interest expense	(16.5)	(21.3)
Corporate expense	(10.4)	(14.1)
Debt redemption expense	(12.4)	—

Consolidated income (loss) from continuing operations before income tax	$(6.9)	$3.3

Performance Chemicals

Performance Chemicals’ net sales increased 7.6% to $475.3 million during 2007 compared to $441.6 million during 2006, driven by volume increases of $20.6 million, higher selling prices of $11.3 million and $1.8 million of favorable foreign exchange translation. Net sales for the Paper and Carpet chemicals product line increased to $308.9 million during 2007 compared to $290.7 million during 2006, primarily as a result of higher selling prices of $10.4 million and volume increases of $7.8 million due to an increase in market share in paper which was partially offset by lower volumes in carpet due to the slow down in the carpet industry resulting from reduced new housing starts. The Company expects the overall carpet market to remain weak through the first half of 2008. Net sales for the Specialty Chemicals product line increased to $166.4 million during 2007 compared to $150.9 million during 2006, primarily due to volume increases of $12.8 million, higher selling prices of $0.9 million and favorable foreign exchange translation of $1.8 million.

This segment generated an operating profit of $23.8 million in 2007 compared to $29.7 million in 2006. The decrease in segment operating profit was due to higher raw material costs of $20.7 million, increased transportation costs of $3.5 million and lower LIFO inventory reserve reductions of $1.4 million, partially offset by selling price increases of $11.3 million, higher volume of $1.8 million, lower utility costs of $0.8 million and cost reductions of $4.7 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for 2007 included a gain on the sale of an office facility in South Carolina of $0.7 million and for 2006 included restructuring and severance charges of $0.4 million.

LIFO inventory reserve reductions increased Performance Chemicals’ segment operating profit by $0.2 million in 2007 and $2.1 million in 2006.

Decorative Products

Decorative Products net sales increased by 4.9% to $270.2 million in 2007 from $257.5 million in 2006. Contract Interiors net sales of $122.3 million during 2007 were $8.6 million higher than 2006 primarily due to higher volume in European wallcovering and favorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line increased 6.9% to $77.8 million during 2007 compared to $72.8 million during 2006, primarily as a result of higher volume in transportation of $4.1 million. Net sales for the Laminates product line decreased 1.3% to $70.1 million during 2007 compared to $71.0 million during 2006, primarily due to lower volume in kitchen and bath, furniture and flooring of $6.4 million, partially offset by higher volume in consumer electronics, display and other segments of $5.5 million. The kitchen and bath market is expected to remain weak through the first half of 2008.

This segment generated an operating profit of $8.6 million during 2007 compared to $9.0 million during 2006. The decrease in segment operating profit for 2007 was due to higher health care, utilities and transportation costs of $1.1 million, higher manufacturing and maintenance costs of $3.5 million, ERP system implementation costs of $0.5 million, and lower income from the Company’s joint ventures of $1.1 million due to higher raw material costs in Asia and start-up costs related to a new manufacturing plant near Shanghai, offset by lower domestic raw material costs of $2.1 million, the profit on additional volumes of $1.3 million, higher LIFO inventory reserve reductions of $1.1 million and higher selling prices of $0.3 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for 2007 were restructuring and severance charges of $0.8 million resulting primarily from workforce reductions. Those items for 2006 included $1.0 million for a non-cash trademark impairment charge, asset impairment charges of $0.1 million and restructuring and severance charges of $0.7 million relating to workforce reductions and the closure of a European sales office.

LIFO reserve reductions positively impacted Decorative Products segment operating profit by $0.7 million in 2007 and $0.1 million in 2006.

Corporate

Interest expense decreased to $16.5 million in 2007 from $21.3 million in 2006. The decrease is due to lower average debt outstanding and a reduction in average interest rates.

Corporate expenses decreased to $10.4 million in 2007 from $14.1 million in 2006 primarily due to lower employee costs, lower incentive and deferred compensation plan expense compared to prior year and lower professional service costs. Included in each of 2007 and 2006 are restructuring and severance expense of $0.2 million.

The Company recorded a tax expense of $0.1 million in both 2007 and 2006. The expense recorded in both years was primarily due to foreign taxes. The effective rates of 0.7% in 2007 and 2.2% in 2006 were below the statutory rate of 35% primarily due to the Company’s net tax loss carryforwards. Valuation allowances have been provided for deferred tax assets as a result of the Company’s prior losses. At present, the Company has $133.0 million of domestic federal net operating loss carryforwards.

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

Gross profit in 2006 was $149.9 million with a gross profit margin of 21.4% compared to gross profit of $152.4 million and a gross profit margin of 21.9% in 2005. Cost of goods sold for 2006 increased $6.6 million to $549.2 million, compared to the same period last year driven by higher raw material costs of $21.0 million and higher transportation costs of $1.8 million, partially offset by lower volume of $13.0 million and lower manufacturing and other costs of $3.2 million.

Selling, general & administrative expenses were $105.6 million in 2006 compared to $105.7 million in 2005.

Non-cash, indefinite lived trademark impairment charges were $1.0 million in 2006 compared to zero in 2005, as the Company wrote off the remaining balance of its Decorative Products trademark in Europe. During the fourth quarter of 2006, the Company determined that this trademark was fully impaired due to lower sales and margins under the trademark brand in the European market.

Fixed asset impairment charges of $0.1 million in 2006 related to the planned demolition of a building at the Company’s Jeannette, Pennsylvania facility. This compares to impairment charges of $2.5 million in 2005 relating to the idling of certain production assets at the Company’s Jeannette, Pennsylvania and Mogadore, Ohio facilities.

Restructuring and severance charges were $1.3 million in 2006 compared to $5.4 million in 2005. In 2006, the Company recorded $0.7 million for the closure of one European wallcovering sales facility and $0.6 million for domestic workforce reduction costs. The Company terminated 29 employees in connection with these workforce reductions and all payments were completed during 2007. In 2005, the Company recorded $3.2 million in exit costs as it closed a distribution facility due to the appointment of a new distributor, and also recognized $2.2 million of workforce reduction costs. The Company terminated 61 employees in connection with these workforce reductions and all payments were completed by the end of 2006.

Interest expense of $21.3 million in 2006 was $1.3 million lower than 2005 primarily due to lower average debt and applicable interest rate spreads, partially offset by higher short-term interest rates.

Equity earnings in affiliates were $2.3 million in 2006, compared to $0.7 million in 2005. The increase in 2006 was primarily due to higher sales volume in Asia as demand in that region continues to grow.

The Company had income from continuing operations of $3.2 million in 2006, or income of $.08 per diluted share, compared to a loss of $2.7 million in 2005, or a loss of $0.06 per diluted share. The Company had net income of $21.3 million in 2006, or $0.51 per diluted share, compared to a net loss of $1.8 million in 2005, or a loss of $0.04 per diluted share. Included in 2006 net income is a gain on the sale of the Building Products business, classified as discontinued operations, of $18.2 million, or $0.43 per diluted share. No tax provision was provided due to the utilization of the Company’s net operating loss carryforwards.

Segment Discussion

The following Segment Discussion presents information used by the Company in assessing the results of operations by business segment. The Company believes that this presentation is useful for providing the investor with an understanding of the Company’s business and operating performance because these measures are used by the chief operating decision maker in evaluating performance and allocating resources.

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) from continuing operations before income taxes:

	Year Ended November 30,
	2006	2005
Segment Sales:
Performance Chemicals	$441.6	$452.8
Decorative Products	257.5	242.2

Consolidated net sales	$699.1	$695.0

Segment Operating Profit:
Performance Chemicals	$29.7	$33.8
Decorative Products	9.0	(2.8)
Interest expense	(21.3)	(22.6)
Corporate expense	(14.1)	(11.4)
Debt redemption expense	—	—

Consolidated income (loss) from continuing operations before income tax	$3.3	$(3.0)

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

The segment operating profit of Performance Chemicals was positively impacted by LIFO inventory reserve adjustments of $2.1 million and $0.3 million in 2006 and 2005, respectively.

Decorative Products

Decorative Products’ net sales increased to $257.5 million in 2006 as compared to $242.2 million in 2005. Included in net sales for 2005 were $2.7 million of net sales reported as commercial wallcovering net sales, relating to the Company’s former wallcovering distribution facility. Excluding the net sales of the former wallcovering distribution facility, 2006 net sales of $113.7 million for contract interiors were $22.7 million higher than 2005 primarily due to higher domestic volumes, partially offset by $0.4 million of unfavorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the coated fabrics product line decreased 18.5% to $72.8 million in 2006 compared to $89.3 million in 2005, primarily as a result of higher volumes in transportation, performance films and rigids, which were offset by lower volumes in residential furniture and pool liners. Net sales for the laminates product line increased 19.9% to $71.0 million in 2006 compared to $59.2 million in 2005, primarily due to higher volume in kitchen and bath and manufactured housing applications of $15.3 million, partially offset by lower volume in consumer electronics and other segments of $3.5 million.

The segment generated an operating profit of $9.0 million for 2006 as compared to an operating loss of $2.8 million for 2005. The improvement in the segment operating profit was primarily due to product pricing increases of $2.8 million, higher volume of $3.5 million, higher income from the Company’s joint ventures of $1.6 million and cost and productivity improvements of $8.6 million, partially offset by higher raw material costs of $4.1 million, higher utilities costs of $1.0 million and higher non-cash pension expense of $3.1 million. The Company’s joint ventures have experienced higher revenues as demand in the Asian region continues to increase. The segment operating profit also includes items which management excludes when evaluating results of the Company’s segments. Those items for 2006 included $1.0 million for a non-cash trademark impairment charge, asset impairment charges of $0.1 million and restructuring and severance charges of $0.7 million relating to workforce reductions and the closure of a European sales office. Those items for 2005 included the gain on the sale of the Lanark® wallcovering brand of $0.8 million, the gain on the settlement of a retiree health care dispute of $0.9 million, an asset impairment charge of $1.6 million, restructuring and severance charges of $5.1 million and work stoppage costs of $1.7 million related to a work stoppage earlier in the year at its Jeannette, Pennsylvania facility.

The segment operating profit of Decorative Products was positively impacted by LIFO inventory reserve adjustments of $0.1 million in 2006 and negatively impacted by $0.4 million in 2005.

Corporate

Interest expense decreased to $21.3 million in 2006 from $22.6 million in 2005. The decrease was primarily due to lower average debt and applicable interest rate spreads, partially offset by higher short-term interest rates.

Corporate expenses increased to $14.1 million in 2006 from $11.4 million in 2005 primarily due to higher pension expense of $0.6 million, higher auditing and SOX related fees of $0.4 million, higher information technology spending associated with a SAP system implementation of $0.2 million, expense of $0.6 million associated with a strategic growth initiative and higher restructuring and severance expense of $0.1 million.

The Company recorded a tax expense of $0.1 million in 2006 compared to a tax benefit of $0.3 million in 2005. The expense recorded in 2006 was primarily due to foreign taxes. The benefit recorded in 2005 was primarily due to a refund as a result of an amended return filed for 2000. The effective rates of 2.2% in 2006 and 13.8% in 2005 were below the statutory rate of 35% primarily due to the Company’s net tax loss carryforwards. Valuation allowances have been provided for deferred tax assets as a result of the Company’s prior losses. The Company had $114.2 million of domestic federal net operating loss carryforwards.

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

The results of operations for the Building Products business reported as discontinued operations were:

(Dollars in millions)	2007	2006	2005
Net sales	$—	$93.4	$115.1
Net earnings (loss) from discontinued operations	$.3	$(.1)	$.9

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

(Dollars in millions)	2007	2006	2005
Cash provided by operating activities	$13.0	$10.9	$11.7
Cash provided by (used) in investing activities	$(2.4)	$.2	$(12.1)
Cash used in financing activities	$(24.4)	$(9.9)	$(4.0)

Cash provided by operating activities was $13.0 million in 2007, compared to cash provided of $10.9 million and $11.7 million in 2006 and 2005, respectively. Cash provided by operations increased in 2007 primarily due to a reduction in the use of working capital as compared to 2006. The decrease in 2006, as compared to 2005, was primarily due to changes in working capital, including a reduction in accounts payable due to the timing of certain purchases for raw materials, partially offset by improved earnings. Days Sales Outstanding (“DSO”) was 46.1 days during 2007 compared to 45.6 days during 2006. The increase was primarily due to higher sales and extended terms at certain large customers.

In 2007, $2.4 million was used in investing activities, as compared to $0.2 million provided by investing activities in 2006. During 2007, the Company used $12.4 million of restricted cash in connection with its debt redemption and refinancing, as described in Note L – Long-Term Debt. Additionally, the Company incurred $16.2 million of capital expenditures in 2007, compared to $13.0 million in 2006 and $12.4 million in 2005. Also included in 2006 was cash received from the sale of the Building Products business, partially offset by restricted cash received. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2008 to be approximately $18.0 million. Additionally, during the first quarter of 2008, the Company purchased the minority interests in its joint venture businesses for $28.0 million which was funded through borrowings under its revolving credit facility. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the remainder of the year. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash used for financing activities in 2007 was $24.4 million compared to $9.9 million in 2006 and $4.0 million in 2005. Included in 2007 are costs associated with the Company’s debt refinancing including $9.8 million paid for premium and tender fees and $2.2 million paid for deferred financing costs incurred. Cash used in financing activities in 2006 and 2005 was primarily related to payments under the revolving credit facility. Total debt was $149.9 million as of November 30, 2007, compared to $165.0 million as of November 30, 2006.

Long-Term Debt

On May 22, 2007, the Company entered into a $150 million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $0.8 million were paid during 2007. An estimated annual excess cash payment of $3.8 million is required to be paid by the Company by the end of February 2008. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At November 30, 2007, the Company was in compliance with this requirement with a ratio of 2.9 to 1. The Term Loan also requires the Company to maintain an interest rate swap of at least 1/3 of the outstanding principle balance. Additionally, the Term Loan also provides for additional borrowings of up to $75 million, provided that certain requirements are met including an interest coverage ratio and a senior secured leverage ratio. The Company has not utilized these additional borrowings as of November 30, 2007.

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

On May 31, 2007, the Company entered into a 5 year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 2.50%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the fair value of the derivative instrument will be recognized in Accumulated other comprehensive income, until it is realized. The fair value of the swap as of November 30, 2007 was a loss of $2.5 million, with a corresponding adjustment to other liabilities. The effective average interest rate for the Term Loan in 2007 was 8.3%. There was no ineffectiveness on the interest rate swap recognized during 2007.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million, the Company must maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an increase in available borrowings under the Facility of up to $20 million (for a maximum of $100 million) upon satisfaction of certain requirements. The Company has not utilized these additional available borrowings as of November 30, 2007.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at November 30, 2007. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.5% at November 30, 2007.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at November 30, 2007.

At November 30, 2007, the Eligible Borrowing Base under the Facility was $77.7 million, outstanding letters of credit were $3.4 million and amounts borrowed were $0.7 million. At November 30, 2007, the amount available for borrowing under the Facility was $73.6 million.

As of November 30, 2007, the weighted total average interest rate on the Company’s outstanding debt was 7.5% as compared to an average rate of 10.8% in 2006. At debt levels and weighted average interest rates, which existed at November 30, 2007, the Company’s annualized interest expense savings under the Term Loan would be approximately $6.0 million as compared to under the notes. As a portion of the interest rates are variable, future interest rates may increase or decrease and the Company’s future debt levels may change due to required or voluntary principal payments, therefore, actual interest expense savings may be materially different.

Subsequent Events

On December 28, 2007, the Company amended its Facility to increase the availability from $80 million to $90 million and allow the Company to utilize borrowings under the Facility to purchase the minority interests of its Asian joint ventures. All terms, including applicable spreads on interest rates, remained the same. Total availability will vary throughout the year with fluctuations in the borrowing base.

On January 7, 2008, the Company announced that it had completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte., Ltd. (“DPS”), a Singapore limited company, and CPPC – Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and Beston OMNOVA Plastics (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, was acquired from CPPC Public Company Limited for $28.0 million in cash and a contingent payment of $2.0 million based on the achievement of certain 2008 financial results. The acquisition was effective as of December 31, 2007. As a result, these entities will be reflected as wholly-owned subsidiaries in 2008.

Contractual Obligation

	Payments Due By Period
(Dollars in millions)	Total	Less Than 1 Year	2 — 3 Years	4 — 5 Years	More Than 5 Years
Long-term debt	$149.9	$5.3	$3.0	$3.0	$138.6
Operating leases	21.8	5.0	7.7	4.7	4.4
Purchase obligations	5.5	1.3	2.0	2.2	—
Other long-term liabilities recorded on balance sheet	23.1	2.3	3.1	3.1	14.6

Total	$200.3	$13.9	$15.8	$13.0	$157.6

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2007, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, warranty obligations, litigation, environmental reserves, pensions and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

A)    Revenue Recognition

Sales must meet the following criteria in order to be recognized as revenue: 1) persuasive evidence of an arrangement exists; 2) product must be shipped to customer, thereby assuring delivery, whereby shipment results in the transfer of ownership risk to the customer; 3) an established sales price has been set with the customer; 4) collection of the sale revenue from the customer is reasonably assured; and 5) no contingencies exist. The Company estimates and records provisions for quantity rebates, sales returns and allowances in the period the revenue is recognized, based upon its experience. These items are included as a reduction in net sales.

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all specific customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors, and those accounts that have been turned over for collection and to reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $1.6 million and $2.1 million at November 30, 2007 and 2006, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with usage and sales levels over the last year to two years. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Decorative Products segment, was approximately $9.5 million and $9.9 million at November 30, 2007 and 2006, respectively.

D)    Litigation and Environmental Reserves

From time to time, the Company is subject to claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The Company provides a reserve for such matters when it concludes a loss is probable and the amount can be estimated. Costs related to environmental compliance are also accrued when it is probable a loss has been incurred and the amount of loss can be estimated.

E)    Pensions and Other Post-retirement Plans

The Company accounts for its pension and other post-retirement plans using the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The Company recognizes the change in the funded status of the plan in the year in which the change occurs through Accumulated other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date. The measurement provision of this Statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Company has not yet adopted the measurement provisions of this Statement.

As of November 30, 2007, included in Accumulated other comprehensive loss was unrecognized prior service costs credits of $0.7 million and unrecognized actuarial loss of $8.9 million. The estimated net loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated other comprehensive loss and included in pension expense during 2008 are $2.6 million and $0.7 million, respectively. The estimated net gain and prior service cost for retiree medical plans that will be amortized from accumulated other comprehensive loss and included in other post-retirement credits during 2008 are $2.5 million and $0.3 million, respectively.

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

The Company recorded non-cash pension expense of $5.4 million in both 2007 and 2006. Pension expense is calculated using the discount rate, as determined below, used to discount plan liabilities at the prior year measurement date. Thus, the rates of 6.15% and 5.4% were used to calculate the pension expense in 2007 and 2006, respectively. The Company anticipates 2008 non-cash expense to be approximately $5.0 million. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by approximately $0.5 million.

The Company determined the discount rate to be used to discount the plan liabilities at the plan’s measurement date, which was August 31, 2007. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the measurement date. In estimating this rate, the Company considered rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates, as well as the net effect of other changes in actuarial assumptions and experience, have been recognized in Accumulated other comprehensive (loss) income as prescribed by SFAS No. 158.

With the higher yields and risk environment in 2007, the Company increased the discount rate used to measure the defined benefit pension plan obligations to a discount rate of 6.55% from a discount rate of 6.15% in 2006. The measurement date of August 31, 2007 was used to determine this rate.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 8.0% for plan years 2007 and 2006. The measurement dates of August 31, 2007 and 2006 were used to determine these rates. A 25 basis point change in the assumed rate of return for assets would increase or decrease the assets by approximately $0.5 million and would increase or decrease pension expense by approximately $0.5 million.

Based on asset performance, interest rate and discount rate assumptions and current pension funding rules, the Company does not anticipate that a cash contribution to the pension fund will be required prior to 2010. However, this funding analysis is highly sensitive to changes in these assumptions and such changes may accelerate or delay the requirement to make a cash contribution.

Currently, the pension plan has a credit balance that will cover cash contribution requirements for the next two years. Factors that could alter the cash requirements and timing of any such cash equivalents are:

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

F)    Tax Valuation Allowance

The Company has provided a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of such assets. As of November 30, 2007, the Company had approximately $85.3 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2025, goodwill and indefinite lived intangible asset impairment losses created as a result of the Company’s annual impairment test in 2004 and 2003, the cumulative effect of an accounting change effective December 1, 2001, a change in the Company’s pension liabilities, and other temporary differences for which a full valuation allowance of $85.3 million has been provided. The Company provided a valuation allowance for its deferred tax assets after having considered its history of cumulative losses since its spin-off from GenCorp.

G)    Stock Based Employee Compensation

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

Effective December 1, 2005, the Company adopted the fair value method of recording stock options as required by SFAS No. 123 (Revised), “Share-Based Payment” using the modified prospective method. Under this method, compensation cost includes the portion of awards vested in the period for (1) all share-based payments granted prior to but not vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value.

While the Company regularly evaluates the use of share-based payments, its recent practice has been to issue fewer stock options than has been issued in the past, utilizing other forms of incentives such as restricted stock, which are required to be expensed using the fair value method. See Note O to the Company’s Consolidated Financial Statements for a further discussion of share-based payments.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2007 reflects reserves for environmental remediation efforts of $0.5 million.

Capital expenditures for projects related to environmental matters were $1.2 million in 2007, $0.5 million in 2006 and $0.4 million in 2005. During 2007, non-capital expenditures for environmental compliance and protection totaled $5.1 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $4.7 million and $4.0 million in years 2006 and 2005, respectively. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with historical expenditure levels.

Employee Matters

The Company employs 1,640 employees at offices, plants and other facilities located principally throughout the United States and the United Kingdom. Approximately 28%, or about 460, of the Company’s employees are covered by collective bargaining agreements. In February 2007, the Company and its Calhoun, Georgia bargaining unit employees ratified a new three year contract agreement. In May 2007, the Company and its Columbus, Mississippi bargaining unit employees ratified a new three year contract agreement. Approximately 115 employees are covered by collective bargaining agreements set to expire in 2008. The Company would generally describe its relationship with employees as good.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. This Interpretation will be effective for the Company beginning December 1, 2007. The adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to measure, at specified election dates, financial instruments and certain other items at fair value that are not currently measured at fair value. For those items for which the fair value option is elected, unrealized gains and losses will be recognized in earnings for each subsequent reporting period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for years beginning after November 15, 2007. The adoption of the Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Forward Looking Statements

This Annual Report includes forward looking statements as defined by federal securities laws. Please refer to Item 1A. Risk Factors, beginning on page 8 of this Report which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note L of the Company’s Consolidated Financial Statements, the Company’s $150 Million Term Loan Credit Agreement (“Term Loan”), which matures in 2014, and Senior Secured Revolving Credit Facility (“Facility”), which matures in 2012, both have variable interest rates. Borrowings under the Term Loan and the Facility were $149.2 million and $0.7 million, respectively, as of November 30, 2007. The Company has one fixed rate interest rate swap agreement with a notional amount of $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 7.73%. The fair value of this swap was a loss of $2.5 million as of November 30, 2007. The weighted average effective interest rate of the Company’s outstanding debt was 7.5% as of November 30, 2007. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $1.6 million. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business. As disclosed in Note F, the Company has experienced an accumulated gain of $8.2 million as of November 30, 2007 primarily due to the favorable currency conversion of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

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

Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2007.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OMNOVA Solutions Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report titled “Management’s Assessment of Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, OMNOVA Solutions Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of November 30, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended November 30, 2007 of OMNOVA Solutions Inc. and our report dated January 22, 2008 expressed an unqualified opinion thereon.

Akron, Ohio
January 22, 2008

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

Michael E. Hicks
Senior Vice President and Chief Financial Officer

January 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the financial statements, effective December 1, 2005, the company changed its method of accounting for stock-based compensation. Also as discussed in Note B to the financial statements, effective November 30, 2006, the Company changed its method of accounting for its employee benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 22, 2008 expressed an unqualified opinion thereon.

Akron, Ohio
January 22, 2008

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

	Years Ended November 30,
	2007	2006	2005
	(Dollars in millions, except per share data)
Net Sales	$745.5	$699.1	$695.0
Costs and Expenses
Cost of products sold	605.2	549.2	542.6
Selling, general and administrative	99.1	105.6	105.7
Depreciation and amortization	20.1	20.2	21.1
Indefinite-lived trademark impairment	—	1.0	—
Fixed asset impairment	—	.1	2.5
Restructuring and severance	1.0	1.3	5.4
Interest expense	16.5	21.3	22.6
Equity earnings in affiliates, net	(1.2)	(2.3)	(.7)
Debt redemption expense	12.4	—	—
Other income, net	(.7)	(.6)	(1.2)

	752.4	695.8	698.0

Income (loss) from continuing operations before income taxes	(6.9)	3.3	(3.0)
Income tax expense (benefit)	.1	.1	(.3)

Income (loss) from continuing operations	(7.0)	3.2	(2.7)
Discontinued Operations, Net of Tax:
Income (loss) from operations	.3	(.1)	.9
Gain on sale	—	18.2	—

Income from discontinued operations	.3	18.1	.9

Net Income (Loss)	$(6.7)	$21.3	$(1.8)

Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$(.17)	$.08	$(.06)
Income from discontinued operations	.01	.44	.02

Net income (loss) per share	$(.16)	$.52	$(.04)

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$(.17)	$.08	$(.06)
Income from discontinued operations	.01	.43	.02

Net income (loss) per share	$(.16)	$.51	$(.04)

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

	November 30,
	2007	2006
	(Dollars in millions, except per share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$12.6	$26.4
Accounts receivable, net	102.2	94.4
Inventories	30.6	33.4
Prepaid expenses	3.1	3.3
Deferred income taxes	—	.3

Total Current Assets	148.5	157.8
Restricted cash	—	12.3
Property, plant and equipment, net	135.8	138.5
Trademarks and other intangible assets, net	4.2	5.7
Investments in affiliates	22.2	19.1
Prepaid pension asset	9.8	—
Deferred income taxes	1.7	—
Other assets	4.2	5.5

Total Assets	$326.4	$338.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$5.3	$—
Accounts payable	62.0	58.2
Accrued payroll and personal property taxes	14.2	14.2
Accrued interest	.1	9.3
Deferred income taxes	1.7	—
Employee benefit obligations	3.3	5.1
Other current liabilities	5.2	6.7

Total Current Liabilities	91.8	93.5
Long-term debt	144.6	165.0
Postretirement benefits other than pensions	11.0	17.1
Deferred income taxes	—	.3
Pension liability	2.4	3.0
Other liabilities	11.3	11.5

Total liabilities	261.1	290.4
Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 43.4 million and 43.1 million shares issued as of November 30, 2007 and 2006, respectively	4.3	4.3
Additional contributed capital	314.9	313.8
Retained deficit	(243.3)	(236.6)
Treasury stock at cost; 0.8 million and 1.1 million shares as of November 30, 2007 and 2006, respectively	(6.7)	(8.4)
Accumulated other comprehensive loss	(3.9)	(24.6)

Total Shareholders’ Equity	65.3	48.5

Total Liabilities and Shareholders’ Equity	$326.4	$338.9

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended November 30, 2007, 2006 and 2005

(Dollars in millions)	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
2005
Balance November 30, 2004	$4.2	$310.9	$(256.2)	$(11.4)	$3.3	$50.8
Net loss			(1.8)			(1.8)	$(1.8)
Cumulative translation adjustment					(4.1)	(4.1)	(4.1)
Defined benefit pension plans					(60.4)	(60.4)	(60.4)

Total comprehensive loss							$(66.3)

Exercise of stock options and other		1.3	.1			1.4
Common stock issuance	.1			1.4		1.5

Balance November 30, 2005	$4.3	$312.2	$(257.9)	$(10.0)	$(61.2)	$(12.6)

2006
Net income			21.3			21.3	$21.3
Cumulative translation adjustment					5.5	5.5	5.5
Defined benefit pension plans					60.9	60.9	60.9

Total comprehensive income							$87.7

Exercise of stock options and other		1.6				1.6
Common stock issuance				1.6		1.6
Adjustment to initially apply SFAS No. 158					(29.8)	(29.8)

Balance November 30, 2006	$4.3	$313.8	$(236.6)	$(8.4)	$(24.6)	$48.5

2007
Net loss			(6.7)			(6.7)	$(6.7)
Cumulative translation adjustment					3.4	3.4	3.4
Unrecognized loss on interest rate swap					(2.5)	(2.5)	(2.5)
Defined benefit pension plans
Prior service costs					3.5	3.5	3.5
Net actuarial (loss) gain					16.3	16.3	16.3

Total comprehensive income							$14.0

Exercise of stock options and other		1.1				1.1
Common stock issuance				1.7		1.7

Balance November 30, 2007	$4.3	$314.9	$(243.3)	$(6.7)	$(3.9)	$65.3

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Years Ended November 30,
	2007	2006	2005
	(Dollars in millions)
Operating Activities
Net (loss) income	$(6.7)	$21.3	$(1.8)
Income from discontinued operations	(.3)	(18.1)	(.9)

(Loss) income from continuing operations	$(7.0)	$3.2	$(2.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings in affiliates	(1.2)	(2.3)	(.7)
Loss (gain) on sale of fixed assets	(1.0)	—	(.5)
Depreciation and amortization	20.1	20.2	21.1
Debt redemption expense	12.4	—	—
Write-down of indefinite lived trademarks	—	1.0	—
Restructuring and severance and write-down of fixed assets	1.0	1.4	4.5
Non-cash stock compensation expense	.9	.8	1.0
Other	1.1	(1.4)	—
Changes in operating assets and liabilities:
Accounts receivable	(7.6)	(3.9)	(9.0)
Inventories	2.8	4.2	8.0
Other current assets	.3	(.1)	(.5)
Current liabilities	(8.3)	(13.5)	(9.3)
Other non-current assets	.8	8.3	2.5
Other long-term liabilities	(1.3)	(7.0)	(2.7)
Discontinued operations	(.3)	11.2	.8

Net Cash Provided By Operating Activities	12.7	22.1	12.5
Investing Activities
Capital expenditures	(16.2)	(13.0)	(12.4)
Proceeds from asset dispositions and business sold	1.5	25.0	.3
Dividends received from equity affiliates	—	.5	—
Use of (investment in) restricted cash	12.3	(12.3)	—
Discontinued operations	—	(.8)	(.8)

Net Cash Used By Investing Activities	(2.4)	(.6)	(12.9)
Financing Activities
Proceeds from borrowings	689.3	687.1	770.9
Repayment of debt obligations	(708.1)	(698.4)	(775.1)
Short-term debt proceeds (payments), net	3.8	(.1)	(.2)
Cash paid for debt redemption and refinancing costs	(12.0)	—	—
Other financing activities	2.6	1.5	.4

Net Cash Used By Financing Activities	(24.4)	(9.9)	(4.0)
Effect of exchange rate changes on cash	.3	4.9	(.7)

Net (Decrease) Increase In Cash and Cash Equivalents	(13.8)	16.5	(5.1)
Cash and cash equivalents at beginning of period	26.4	9.9	15.0

Cash and Cash Equivalents at End of Period	$12.6	$26.4	$9.9

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A—Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company uses the equity method of accounting for its three Asian joint ventures, CPPC–Decorative Products Co., Ltd., CG – OMNOVA Decorative Products (Shanghai) Co., Ltd. and Beston OMNOVA Plastics (Taicang) Co., Ltd., (collectively the “Asian Joint Ventures”) in which it holds a 50.1% ownership interest, due to contractual limitations that grant substantive participating rights to the minority partner.

Each of the Company’s Asian Joint Ventures report results of operations to the Company on a one-month lag. Therefore, included in the Company’s annual reported equity earnings in affiliates are the Company’s proportionate share of the operating results of the Asian Joint Ventures for the twelve month period ending October 31.

Reclassifications—Certain prior year’s amounts have been reclassified to conform to current year presentation. In addition, the results of operations and cash flows of the Building Products business, a previously reportable operating segment, have been classified as discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the consolidated financial statements relate to the continuing operations of the Company.

Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition—Sales must meet the following criteria in order to be recognized as revenue: 1) persuasive evidence of an arrangement exists; 2) product must be shipped to customer, thereby assuring delivery, whereby shipment results in the transfer of ownership risk to the customer; 3) an established sales price has been set with the customer; 4) collection of the sale revenue from the customer is reasonably assured; and 5) no contingencies exist. The Company estimates and records provisions for quantity rebates, sales returns and allowances in the period the revenue is recognized, based upon its experience. These items are included as a reduction in net sales.

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

Research and Development Expense—Research and development costs, which were $9.1 million in 2007, $9.5 million in 2006 and $11.2 million in 2005, are charged to expense as incurred.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Restricted Cash—As a result of the Company’s sale of its Building Products business during the fourth quarter of 2006, which is described in Note D, the Company placed $12.3 million of the proceeds from the sale into a restricted long-term cash account for the benefit of the Company’s bondholders, which represents the fair value of the property, plant and equipment of the sold business that was previously pledged as collateral under the Company’s borrowing arrangements. The Company utilized this restricted cash and related interest in connection with its redemption and refinancing in May and June 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

Fair Value of Financial Instruments—The estimated fair values of the Company’s financial instruments as of November 30, 2007 and 2006 are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$12.6	$12.6	$26.4	$26.4
Restricted cash	$—	$—	$12.3	$12.3
Short-term debt	$5.3	$5.3	$—	$—
Long-term debt	$144.6	$144.6	$165.0	$176.6
Interest rate swap	$2.5	$2.5	$—	$—

The carrying value of the Company’s cash equivalents approximates fair value due to the short term maturity of such instruments. The senior secured revolving credit facility and the $150 Million Term Loan Credit Agreement each bears interest at variable rates and therefore its carrying value approximates its fair value. As of November 30, 2006, the estimated fair value of the $165 Million 11  1/4% Senior Secured Note was based on quoted market rates. Interest rate swaps are recorded at estimated fair values based on settlement amounts.

Interest Rate Swap—The Company recognizes derivative instruments as either an asset or a liability at fair value. For a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated other comprehensive income (loss). Amounts in Accumulated other comprehensive income (loss) are recognized in earnings when the underlying hedged transaction occurs. Ineffectiveness is measured by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap and the present value of the cumulative change in the expected future interest cash flows on the debt. Any ineffective portion of a cash flow hedge is recognized in earnings immediately. There was no ineffectiveness on the Company’s interest rate swap during 2007 because the terms of the interest rate swap were identical to the hedged portion of the Term Loan.

Currently, the Company only hedges a portion of its variable rate debt using an interest rate swap. The net interest paid or received on interest rate swaps is recognized as interest expense or income.

The Company does not enter into derivative instruments for trading or speculative purposes.

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

Inventories—Inventories are stated at the lower of cost or market. All U.S. based inventory is valued using the last-in, first-out (“LIFO”) method. The Company believes the LIFO method results in a better matching of costs and revenues. The remaining portion of inventories, which are located outside of the U.S., are valued using the first-in, first-out (“FIFO”) method. Inventory costs include direct overhead, freight and duty for purchased products.

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Decorative Products segment, was approximately $9.5 million and $9.9 million at November 30, 2007 and 2006, respectively.

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

Identifiable intangible assets, such as patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method over periods ranging from 10 to 30 years. Accumulated amortization of identifiable intangible assets at November 30, 2007 and 2006 was $14.1 million and $12.6 million, respectively.

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

Asset Retirement Obligations—The fair value of an asset retirement obligation is recorded when the Company has an unconditional legal obligation to perform an asset retirement activity and the amount of the obligation can be reasonably estimated. In assessing asset retirement obligations, the Company reviews the expected settlement dates or a range of estimated settlement dates, the expected method of settlement of the obligation and other factors pertinent to the obligations. As of November 30, 2007, the Company did not have any material asset retirement obligations.

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

Stock-Based Compensation—Effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(revised) using the modified prospective method. Under this method, compensation cost includes the portion of awards vested in the period for (1) all share-based payments granted prior to, but not vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

Had the Company used the fair value based accounting method for share-based compensation expense for 2005, the Company’s consolidated pro forma net loss and net loss per share would have been as follows:

2005
(Dollars in millions, except per share data)
Net loss—as reported	$(1.8)
Add: Total share-based compensation expense, included in reported net loss, net of related tax effects	1.0
Deduct: Total share-based compensation expense determined under fair-value based method for all rewards, net of related tax effects	(2.4)

Pro forma net loss	$(3.2)

Basic and diluted net loss per share, as reported	$(.04)
Proforma basic and diluted net loss per share	$(.08)

New Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. This Interpretation will be effective for the Company beginning December 1, 2007. The adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for years beginning after November 15, 2007. The adoption of the Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to measure, at specified election dates, financial instruments and certain other items at fair value that are not currently measured at fair value. For those items for which the fair value option is elected, unrealized gains and losses will be recognized in earnings for each subsequent reporting period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for years beginning after November 15, 2007. The adoption of the Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Note B—Adoption of SFAS No. 158

Effective November 30, 2006, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this Statement will be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note B—Adoption of SFAS No. 158 (Continued)

effective for years beginning after December 15, 2008, with early application encouraged. The Company has not yet adopted the measurement provisions of this Statement and is in the process of determining the impact of the adoption on the Company’s consolidated financial statements.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit post-retirement plans under SFAS No. 87, “Employers Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. The transition adjustment was recorded as a non-cash charge to Accumulated other comprehensive income in shareholders’ equity. SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employees’ service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through Accumulated other comprehensive income. As a result, the Company recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of November 30, 2006:

	Prior to Application of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at November 30, 2006

	(Dollars in millions)
Prepaid pension asset	$53.8	$(53.8)	$—
Postretirement benefits other than pension	$45.5	$(25.6)	$19.9
Pension liability	$1.8	$1.2	$3.0
Total liabilities	$314.8	$(24.4)	$290.4
Accumulated other comprehensive income (loss)	$5.2	$(29.8)	$(24.6)
Total shareholders’ equity	$78.3	$(29.8)	$48.5

The adoption of the recognition provisions of SFAS No. 158 had no effect on the Company’s consolidated statement of operations and cash flows for the year ended November 30, 2006, or for any prior period presented, did not affect any financial covenants, and is not expected to affect the Company’s operating results in future periods.

Note C—Restructuring and Severance

The following table is a summary of restructuring and severance charges for 2007, 2006 and 2005:

	2007	2006	2005
	(Dollars in millions)
Severance expense	$1.0	$1.0	$3.4
Fixed asset write-off	—	—	.4
Other asset write-off	—	—	2.8
Other exit costs	—	.3	.5
Debt settlement and asset sales	—	—	(1.2)

	$1.0	$1.3	$5.9

In 2007, the Company’s Decorative Products segment recorded $0.8 million of severance charges and Corporate recorded $0.2 million of severance charges, all which were related to workforce reduction initiatives. The Company terminated 15 employees in connection with these workforce reductions. The Company expects payments related to such charges to be completed during 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C—Restructuring and Severance (Continued)

In 2006, the Company’s Decorative Products segment recorded $0.7 million of restructuring and severance charges relating to the closure of one of its European wallcovering sales facility and domestic workforce reduction initiatives. Also in 2006, the Company’s Performance Chemicals segment recognized $0.4 million and Corporate headquarters recognized $0.2 million of severance charges relating to workforce reduction initiatives. The Company terminated 29 employees in connection with these workforce reductions. Payments related to such severance charges were completed during 2007.

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

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2006	2007		November 30, 2007
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$.4	$—	$.4	$—
Decorative Products	.5	.8	1.0	.3
Corporate	.1	.2	.3	—

Total	$1.0	$1.0	$1.7	$.3

In addition to the amounts above, during 2006 the Company recognized $1.2 million of severance and other exit costs relating to the sold Building Products segment that were classified in discontinued operations. These payments were completed by the end of 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note D—Discontinued Operations

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

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations and cash flows of the Building Products business for all periods presented have been reported as discontinued operations. This transaction allowed the Company to focus its resources on its strategic product lines with strong market positions and provided the Company with flexibility to grow its remaining segments.

The results of operations for the Building Products business reported as discontinued operations were:

	2007	2006	2005
	(Dollars in millions)
Net sales	$—	$93.4	$115.1
Net earnings (loss) from discontinued operations	$.3	$(.1)	$.9

During 2007, the Company completed all obligations associated with the sale of the Building Products business, including the payment of all exit costs. As a result, the Company reversed $0.3 million of estimated exit costs in 2007.

Note E—Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

	Years Ended November 30,
	2007	2006	2005
	(Dollars in millions, except per share data)
Numerator
Income (loss) from continuing operations	$(7.0)	$3.2	$(2.7)
Income from discontinued operations	.3	18.1	.9

Net income (loss)	$(6.7)	$21.3	$(1.8)

	(Shares in thousands)
Denominator
Denominator for basic income (loss) per share—weighted average shares outstanding	41,799	41,322	40,707
Effect of dilutive employee stock options	—	298	—

Denominator for diluted income (loss) per share—adjusted weighted average shares	41,799	41,620	40,707

	Years Ended November 30,
	2007	2006	2005
Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$(.17)	$.08	$(.06)
Income from discontinued operations	.01	.44	.02

Net income (loss)	$(.16)	$.52	$(.04)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note E—Earnings Per Share (Continued)

	Years Ended November 30,
	2007	2006	2005
Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$(.17)	$.08	$(.06)
Income from discontinued operations	.01	.43	.02

Net income (loss)	$(.16)	$.51	$(.04)

Options to purchase common stock and unearned restricted stock of the Company that were anti-dilutive of 2.8 million, 3.4 million and 5.5 million shares during 2007, 2006 and 2005, respectively, were not included in the computation of dilutive per share amounts.

Note F—Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss are as follows:

	Years Ended November 30,
	2007	2006	2005
	(Dollars in millions)
Foreign currency translation adjustments	$8.2	$4.9	$(.6)
Unrecognized loss on interest rate swap	(2.5)	—	—
Employee benefit plans	(9.6)	(29.5)	(60.6)

Accumulated comprehensive loss	$(3.9)	$(24.6)	$(61.2)

The amounts included in Accumulated other comprehensive loss during 2007 and 2006 relating to the Company’s employee benefit plans were as follows:

	Pension Plans	Health Care Plans	Total

	(Dollars in millions)
2007
Net Actuarial (Loss) Gain
Net actuarial gain incurred during the period	$11.1	$4.1	$15.2
Amortization of net actuarial (loss) gain included in net periodic pension expense	3.6	(2.5)	1.1

Net change in net actuarial gain	$14.7	$1.6	$16.3

Prior Service Cost
Prior service costs incurred during the period	$—	$2.9	$2.9
Amortization of prior service costs included in net periodic pension expense	.8	(.2)	.6

Net change in prior service costs	$.8	$2.7	$3.5

2006
Net actuarial (loss) gain
Amount recognized upon the adoption of SFAS No. 158	$(51.5)	$26.3	$(25.2)

Prior service cost
Amount recognized upon the adoption of SFAS No. 158	$(3.6)	$(.7)	$(4.3)

In 2006, the fair value of plan assets of the Company’s funded defined benefit plan exceeded the accumulated benefit obligation, and accordingly, the Company reversed its minimum pension liability of $0.3 million. Additionally, as of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note F—Accumulated Other Comprehensive Loss (Continued)

November 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158 as described in Note B. As a result of adopting SFAS No. 158, the Company recognized in its balance sheet the underfunded status of its defined benefit plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). As a result, as of November 30, 2006, the Company recognized liabilities of $3.0 million for its defined benefit pension plans and $19.9 million for its retiree health care plan and also recognized in Accumulated other comprehensive loss a net actuarial loss of $25.2 million and prior service costs of $4.3 million. The net difference between these liabilities and assets and liabilities previously recorded, approximately $29.8 million, was charged to Accumulated other comprehensive loss as required by SFAS No. 158.

Note G—Income Taxes

	Years Ended November 30,
	2007	2006	2005
	(Dollars in millions)
Income Tax Expense (Benefit)
Current
U.S. federal	$—	$—	$(.3)
Foreign	.1	.1	—

	.1	.1	(.3)
Deferred
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—

	—	—	—

Income Tax Expense (Benefit)	$.1	$.1	$(.3)

	Years Ended November 30,
	2007	2006	2005
Effective Income Tax Rate
Statutory federal income tax rate	35.0%	35.0%	35.0%
Unrecognized net operating loss	(39.6)	(25.0)	(49.8)
Non-deductible goodwill	(.2)	.5	(.8)
Foreign taxes	4.1	(8.3)	13.3
Expected refund for amended return	—	—	16.1
Other, net	—	—	—

Effective Income Tax Rate	N/A	2.2%	13.8%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note G—Income Taxes (Continued)

Deferred Taxes

	November 30,
	2007		2006
	Assets	Liabilities	Assets	Liabilities
	(Dollars in millions)
Accrued estimated costs	$15.3	$—	$17.1	$—
Goodwill and intangible assets	31.2	—	36.5	—
Depreciation	—	15.1	—	17.4
Pension	—	4.2	—	—
NOL’s and other carryforwards	54.2	—	47.5	—
Postretirement employee benefits	5.1	—	8.2	—
Other	—	1.2	—	.1
Valuation allowance	(85.3)	—	(91.8)	—

Deferred Taxes	$20.5	$20.5	$17.5	$17.5

As of November 30, 2007, the Company had approximately $133.0 million of domestic federal net operating losses (NOL’s) and $182.6 million of state and local NOL’s with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOL’s expire in the years 2020 through 2028. The U.S. domestic pretax income (loss) was $(6.6) million, $21.3 million and $(0.4) million in 2007, 2006 and 2005, respectively. As of November 30, 2007, the Company had approximately $21.3 million of foreign NOL’s with an indefinite carryforward period. Pretax income (loss) of foreign subsidiaries was $(0.4) million, $2.2 million and $2.4 million in 2007, 2006 and 2005, respectively. No cash was paid during 2007 and 2006 for income taxes. The Company received net cash refunds for income taxes in 2005 of $0.1 million primarily related to NOL carrybacks from foreign operations.

Due to the Company’s history of losses and uncertainties associated with predicting future taxable income, the Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. The net increase (decrease) in the valuation allowance was $(6.5) million, $(20.4) million and $22.0 million in 2007, 2006 and 2005, respectively. Undistributed earnings of foreign equity affiliates was $5.7 million as of November 30, 2007.

Note H—Accounts Receivable

The Company’s accounts receivable are generally unsecured and are not backed by collateral from its customers. No one customer represented more than 10% of the Company’s net trade receivables at November 30, 2007 and 2006. The allowance for doubtful accounts was $1.6 million and $2.1 million at November 30, 2007 and 2006, respectively. Write-offs of uncollectible accounts receivable totaled $0.5 million in 2007, $0.1 million in 2006 and $2.0 million in 2005. The provision for bad debts totaled less than $0.1 million, $0.4 million and $1.2 million in 2007, 2006 and 2005, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note I—Inventories

	November 30,
	2007	2006
	(Dollars in millions)
Raw materials and supplies	$16.6	$18.1
Work-in-process	2.2	2.8
Finished products	44.5	46.4

Approximate replacement costs of inventories	63.3	67.3
LIFO inventory reserve	(23.2)	(24.0)
Other reserves	(9.5)	(9.9)

Inventories	$30.6	$33.4

Inventories valued using the LIFO method represented approximately $45.0 million or 70% and $49.6 million or 74% of inventories at November 30, 2007 and 2006, respectively. During 2007, 2006 and 2005, inventory quantities declined resulting in liquidation of LIFO inventory layers carried at lower cost prevailing in prior years compared to the cost of current year purchases. The effect of the liquidation decreased cost of products sold by $4.5 million, $6.0 million and $5.8 million in 2007, 2006 and 2005, respectively.

Note J—Property, Plant and Equipment, Net

	November 30,
	2007	2006
	(Dollars in millions)
Land	$8.8	$8.8
Building and improvements	87.8	87.4
Machinery and equipment	349.9	344.4
Construction in progress	10.4	7.6

	456.9	448.2
Accumulated depreciation	(321.1)	(309.7)

Property, Plant and Equipment, Net	$135.8	$138.5

Depreciation expense was $18.6 million, $18.6 million and $19.5 million in 2007, 2006 and 2005, respectively. Included in depreciation and amortization expense is $14.7 million, $14.7 million and $15.5 million in 2007, 2006 and 2005, respectively, related to depreciation of manufacturing facilities and equipment.

Included in other income, net for 2007 is a gain of $0.7 million on the sale of an office facility in South Carolina.

Asset impairment charges for 2006 were $0.1 million for an idle building which was demolished at the Company’s Jeannette, Pennsylvania facility. Asset impairment charges for 2005 were $2.5 million for the idling of certain production assets at the Company’s Jeannette, Pennsylvania and Mogadore, Ohio facilities. Due to volume decreases during 2005 in the Company’s base film business and the relocation of certain product lines to other Company facilities, the Company idled one of its calendering lines at its Jeannette, Pennsylvania facility. The Company’s Performance Chemicals segment’s ongoing improvement in its manufacturing processes, increases in system-wide production capacity and an environment of high energy costs led to lower cost solutions in the manufacturing and delivering of its styrene-butadiene products necessitating the write-off in 2005 of certain manufacturing assets at its Mogadore, Ohio facility.

As of November 30, 2007 and 2006, the Company had $3.9 million and $3.3 million, respectively, of unamortized software costs included in machinery and equipment, primarily related to an Enterprise Resource Program (ERP) system, which the Company began implementing during 2005. The Company is amortizing these costs over five years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note K—Other Intangible Assets

During the fourth quarter of 2006, the Company determined that the Decorative Products indefinite lived trademark was fully impaired and recognized an impairment charge of $1.0 million. As of November 30, 2007, the Company had no indefinite lived intangible assets or goodwill.

The following table summarizes finite lived intangible assets as of November 30, 2007 and 2006:

	November 30, 2007		November 30, 2006
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
		(Dollars in millions)
Finite lived intangible assets
Patents	$7.9	$1.6	$7.9	$2.3
Trademarks	5.9	.7	5.9	1.3
Technical know-how	2.6	1.7	2.6	1.8
Other	1.9	.2	1.9	.3

	$18.3	$4.2	$18.3	$5.7

Amortization expense for finite lived intangible assets subject to amortization was $1.5 million, $1.6 million and $1.6 million for the years ended November 30, 2007, 2006 and 2005, respectively, and is estimated to be approximately $1.5 million in 2008, decreasing to $0.1 million in 2012.

Note L—Long-Term Debt and Credit Lines

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $0.8 million were paid during 2007. An estimated annual excess cash payment of $3.8 million is required to be paid by the Company by the end of February 2008. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At November 30, 2007, the Company was in compliance with this requirement with a ratio of 2.9 to 1. The Term Loan also requires the Company to maintain an interest rate swap of at least 1/3 of the outstanding principle balance. Additionally, the Term Loan provides for additional borrowings of up to $75 million, provided that certain requirements are met including an interest coverage ratio and a senior secured leverage ratio. The Company has not utilized these additional borrowings as of November 30, 2007.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Long-Term Debt and Credit Lines (Continued)

On May 31, 2007, the Company entered into a 5 year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 2.50%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the fair value of the derivative instrument will be recognized in Accumulated other comprehensive income, until it is realized. The fair value of the swap as of November 30, 2007 was a loss of $2.5 million, with a corresponding adjustment to other liabilities. The effective interest rate for the Term Loan in 2007 was 8.3%. There was no ineffectiveness on the interest rate swap recognized during 2007.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million, the Company must maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an increase in available borrowings under the Facility of up to $20 million (for a maximum of $100 million) upon satisfaction of certain requirements. The Company has not utilized these additional available borrowings as of November 30, 2007.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at November 30, 2007. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.5% at November 30, 2007. The effective interest rate for the Facility was 7.9%, 7.75% and 6.88% during 2007, 2006 and 2005, respectively.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at November 30, 2007.

At November 30, 2007, the Eligible Borrowing Base under the Facility was $77.7 million, outstanding letters of credit were $3.4 million and amounts borrowed were $0.7 million. At November 30, 2007, the amount available for borrowing under the Facility was $73.6 million.

Cash interest paid was $25.0 million, $20.4 million and $21.2 million for 2007, 2006 and 2005, respectively.

Note M—Employee Benefit Plans

Post-Retirement Benefits

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

Contributions were neither required nor made in 2007, 2006 and 2005 because the Company’s plan was adequately funded, using assumed returns. The Company anticipates that it will not make any contributions during 2008. Estimated

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

future benefit payments from the pension trust are as follows: 2008—$12 million, 2009—$13 million, 2010—$13 million, 2011—$14 million, 2012—$14 million, 2013 through 2017—$81 million.

The Company’s non-qualified, unfunded pension plan had an accumulated benefit obligation and projected benefit obligation of $2.0 million and $2.6 million, respectively, as of November 30, 2007 and $1.8 million and $2.0 million, respectively, as of November 30, 2006.

As discussed in Note B, the Company adopted the recognition provisions of SFAS No. 158 as of November 30, 2006. As of November 30, 2007, the Company recognized a non-current asset of $9.8 million for the overfunded status of its defined benefit pension plan and a liability of $2.5 million for its unfunded non-qualified pension plan, of which $2.4 million was non-current. As of November 30, 2006, the Company recognized a liability for the unfunded status of its pension plans of $3.0 million. The Company also recognized in Accumulated other comprehensive loss the prior service cost and net actuarial loss of these plans. Future changes to the funded status of these plans are recognized in the year in which the change occurs through other comprehensive income.

The Company anticipates non-cash pension expense to be approximately $5.0 million in 2008.

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

Because OMNOVA’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2007 and would have no effect on the aggregate of the service and interest components of the net periodic cost.

Estimated future benefit payments for health care plans are as follows: 2008—$1.8 million, 2009—$1.6 million, 2010—$1.5 million, 2011—$1.5 million, 2012—$1.4 million, 2013 through 2017—$6.4 million. Additionally, the Company expects to receive Medicare Part D subsidies to partially offset the estimated future benefit payments of approximately $0.3 million in each of 2008, 2009 and 2010, $0.2 million in both 2011 and 2012 and a cumulative total of $1.3 million for 2013 through 2017.

In accordance with SFAS No. 158, the Company recognized a liability for the underfunded status of its retiree medical plans of $12.5 million and $19.9 million as of November 30, 2007 and 2006, respectively, of which $11.0 million and $17.1 million, respectively, are reported as non-current. The current portion of the retiree health care plan was $1.5 million and $2.8 million as of November 30, 2007 and 2006, respectively. Additionally, the Company recognized in Accumulated other comprehensive loss the prior service cost and net actuarial gain of these plans. Future changes to the funded status of these plans are recognized in the year in which the change occurs through other comprehensive income (loss).

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

In April 2007, the Company amended its retiree medical health care plan limiting salaried employee participation to those salaried employees who were eligible to retire as of March 31, 2007 and who retired by December 31, 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

The Company expects to record non-cash retiree medical health care income of approximately $1.9 million in 2008.

	Pension Plans		Health Care Plans
	2007	2006	2007	2006
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$208.0	$212.7	$20.7	$24.8
Service cost	3.7	4.7	.2	.3
Interest cost	12.4	11.2	1.0	1.3
Amendments	—	—	(3.0)	—
Actuarial gain	(1.5)	(8.5)	(4.6)	(2.9)
Settlement gain	—	(.1)	—	(.1)
Benefits paid net of retiree contributions	(11.5)	(12.0)	(1.4)	(2.7)

Benefit Obligation at End of Year	$211.1	$208.0	$12.9	$20.7

Change in Plan Assets
Fair value of plan assets at beginning of year	$205.0	$199.0	$—	$—
Actual return on assets	24.9	18.2	—	—
Employer contributions	.1	.1	1.4	2.7
Participant contributions	—	—	—	—
Benefits and expenses paid net of retiree contributions	(11.6)	(12.3)	(1.4)	(2.7)

Fair Value of Plan Assets at End of Year	$218.4	$205.0	$—	$—

Funded Status at August 31	$7.3	$(3.0)	$(12.9)	$(20.7)
Benefits paid September 1 to November 30	—	—	.4	.8

Funded Status at November 30	$7.3	$(3.0)	$(12.5)	$(19.9)

Amounts Recognized in the Consolidated Balance Sheets
Non-current asset	$9.8	$—	$—	$—
Current liability	(.1)	—	(1.5)	(2.8)
Non-current liability	(2.4)	(3.0)	(11.0)	(17.1)

Net Amount Recognized	$7.3	$(3.0)	$(12.5)	$(19.9)

As of November 30, 2007 and 2006, the amounts included in Accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost consist of:

	Pension Plans		Health Care Plans
	2007	2006	2007	2006
	(Dollars in millions)
Net actuarial (loss) gain	$(36.8)	$(51.5)	$27.9	$26.3
Prior service costs	$(2.8)	$(3.6)	$2.1	$(.7)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

Net Periodic Benefit Cost

	Pension Plans			Health Care Plans
	2007	2006	2005	2007	2006	2005
	(Dollars in millions)
Net Periodic Benefit Cost
Service costs for benefits earned	$3.7	$4.7	$3.7	$.2	$.3	$.4
Interest costs on benefit obligation	12.4	11.2	11.4	1.0	1.3	2.5
Amortization of prior service costs	.8	.8	.9	(.2)	(.1)	(.2)
Assumed return on plan assets	(15.1)	(15.2)	(16.9)	—	—	—
Amortization of net loss (gain)	3.6	4.0	1.2	(2.5)	(2.5)	(1.0)
Settlement gain	—	(.1)	—	—	(.1)	(1.0)

Total	$5.4	$5.4	$.3	$(1.5)	$(1.1)	$.7

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net gain	$(11.1)			$(4.1)
Prior service cost (credit)	—			(2.9)

Total recognized in other comprehensive income (loss)	(11.1)			(7.0)
Amortization of net loss	(3.6)			2.5
Amortization prior service cost	(.8)			.2

Total recognized in net periodic benefit costs and other comprehensive income (loss)	$(15.5)			$(4.3)

The estimated net loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated other comprehensive loss during 2008 are $2.6 million and $0.7 million, respectively. The estimated net gain and prior service cost for retiree medical plans that will be amortized from Accumulated other comprehensive loss during 2008 are $2.5 million and $0.3 million, respectively.

Effective December 1, 2004, the salaried plan provisions of the Company’s defined benefit pension plan were amended to adjust the future benefit calculation, eliminate the early retirement subsidy, adjust vesting requirements for disability retirement eligibility under the plan and limit salaried employee participation to employees hired on or before November 30, 2004. Salaried employees hired after November 30, 2004 will still be eligible to participate in the Company’s defined contribution plan. At the Company’s Jeannette, Pennsylvania, Mogadore, Ohio, Calhoun, Georgia and Columbus, Mississippi facilities, union employees hired on or after September 3, 2004, June 1, 2005, March 1, 2007 and May 15, 2007, respectively, are not eligible to participate in the pension plan.

The accumulated benefit obligation for the Company’s defined benefit pension plan was $202.0 million and $200.5 million at November 30, 2007 and 2006, respectively.

	Pension Plans			Health Care Plans
	2007	2006	2005	2007	2006	2005
Weighted Average Assumptions
Discount rate used for liability determination	6.55%	6.15%	5.4%	6.55%	6.15%	5.4%
Discount rate used for expense determination	6.15%	5.4%	6.3%	6.15%	5.4%	6.3%
Current trend rate for health care costs	N/A	N/A	N/A	10.5%	11.0%	9.4%
Ultimate trend rate for health care costs	N/A	N/A	N/A	5.0%	5.0%	5.5%
Year reached	N/A	N/A	N/A	2018	2013	2013
Measurement date	8/31	8/31	8/31	8/31	8/31	8/31
Assumed long-term rate of return on plan assets	8.0%	8.0%	8.5%	N/A	N/A	N/A
Annual rates of salary increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. The increase in the discount rate in 2007 is primarily due to the higher yield and risk environment for these types of investments.

The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance.

Plan assets consist principally of common stocks and government and corporate debt obligations. Asset allocation at November 30, 2007 and 2006, target allocation for 2007 and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2007	Percentage of Plan Assets At November 30,		Weighted- Average Expected Long-Term Rate Of Return
		2007	2006
Equity securities	70%	61%	66%	9.0%
Debt securities	30%	39%	34%	5.5%
Total	100%	100%	100%	8.0%

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan were based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. All Company contributions are made with company stock. The non-cash cost of this plan for the Company was approximately $2.1 million in 2007, $2.1 million in 2006 and $1.5 million in 2005. The defined contribution 401(k) plan contained approximately 1.7 million and 1.8 million shares of the Company’s common stock at November 30, 2007 and 2006, respectively.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of the plan for the Company was approximately $0.8 million in 2007, $0.3 million in 2006 and $0.6 million in 2005.

Note N—Contingencies and Commitments

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, the effect that the ultimate resolution of these matters may have on the financial condition, results of operations or cash flow of the Company is difficult to predict because any such effect depends on both future results of operations and the amount and timing of the resolution of these matters. However, based on information currently available to the Company, the Company has not recorded any material accruals for probable loss contingencies and does not believe it is reasonably possible that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

The Company leases certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $4.5 million in 2007, $4.3 million in 2006 and $4.1 million in 2005. Future minimum commitments at November 30, 2007 for non-cancelable operating leases were $21.8 million with annual amounts declining from $5.0 million in 2008 to $1.9 million in 2012. The Company’s total obligation for leases after 2012 is $4.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note O—Share-Based Compensation Plans

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. The second amendment to the Plan, which was approved by shareholders on March 22, 2007, also added a fungible share design, changed share counting provisions and dividend rights, added additional metrics to management objectives and other administrative changes. As of November 30, 2007, approximately 2.3 million shares of Company common stock remained available for grants under the Plan.

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

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised) using the modified prospective method. Under this method, compensation cost for stock options in 2006 and future periods includes the portion of awards vested in the period for (1) all share-based payments granted prior to, but not vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated using a Black-Scholes based option valuation model, consistent with the provisions of SFAS No. 123 (Revised) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the weighted average assumptions in the table below.

	Years Ended November 30,
	2007	2006	2005
Risk-free interest rate	4.4%	4.6%	4.4%
Dividend yield	—%	—%	—%
Volatility of expected market price of Company stock	45%	46%	44%
Weighted average life of options in years	5.8	5.8	7.0

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. The expected volatility is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term of options granted is estimated considering the vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note O—Share-Based Compensation Plans (Continued)

expected to be outstanding. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123 (Revised).

A summary of the Company’s stock option activity and related information for the years ended 2007, 2006 and 2005 is as follows:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,510,111	$7.82	5,193,635	$7.70	5,972,849	$7.56
Granted	1,000	$6.23	6,000	$5.51	20,500	$4.91
Forfeited or expired	(672,592)	$9.31	(513,649)	$7.76	(712,314)	$6.92
Exercised	(13,187)	$4.19	(175,875)	$4.55	(87,400)	$4.53

Outstanding at end of year	3,825,332	$7.57	4,510,111	$7.82	5,193,635	$7.70

The weighted average grant date fair value of options granted was $3.05, $2.76 and $2.58 during 2007, 2006 and 2005, respectively.

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2007 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$3.09 — $4.99	698,000	$4.14	5.1	693,625	$4.14
$5.00 — $5.99	485,675	$5.25	3.5	482,925	$5.25
$6.00 — $6.99	349,650	$6.50	3.3	347,900	$6.50
$7.00 — $7.99	566,360	$7.50	2.2	566,360	$7.50
$8.00 — $8.99	1,266,324	$8.30	2.9	1,266,324	$8.30
$9.00 — $14.37	459,323	$14.11	.4	459,323	$14.11

Total	3,825,332	$7.57		3,816,457	$7.57

There were 4,476,361 and 4,920,600 stock options exercisable with weighted average prices of $7.84 and $7.89 at November 30, 2006 and 2005, respectively.

Restricted stock grants consist of the Company’s common stock. The Board set a two or three year vesting period for most of the issued restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note O—Share-Based Compensation Plans (Continued)

A summary of the Company’s restricted stock activity and related information for the years ended November 30, 2007, 2006 and 2005 is as follows:

	2007		2006		2005
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	376,576	$5.50	260,975	$5.42	173,967	$5.59
Granted	291,320	$6.12	305,399	$5.55	199,503	$5.32
Vested	(87,872)	$5.36	(162,858)	$5.46	(86,670)	$5.59
Forfeited	(4,000)	$5.62	(26,940)	$5.51	(25,825)	$5.21

Non-vested at end of year	576,024	$5.84	376,576	$5.50	260,975	$5.42

No tax benefits are recognized currently for the granting of share-based compensation arrangements because it is more likely than not that such benefit cannot be realized.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.9 million, $0.8 million and $1.0 million during 2007, 2006 and 2005, respectively.

As of November 30, 2007, there was $2.3 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements to be amortized over the next 2.7 years.

The intrinsic value of stock options exercised during 2007, 2006 and 2005 was less than $0.1 million, $0.3 million and $0.1 million, respectively.

During 2007, 2006 and 2005, cash received from options exercised was $0.1 million, $0.8 million and $0.4 million, respectively.

Note P—Business Segment Information

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

The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, adhesives, paper tape, tire cord, floor polish, textiles, graphic arts, plastic parts and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. The Performance Chemicals

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note P—Business Segment Information (Continued)

segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as diaper and hygiene components, engine filters, resilient flooring underlay, roofing mat, shoe components and household scrub pads), floor polish, paper tape, adhesives, tire cord, textiles, construction and plastic part coatings.

The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, manufactured housing and a variety of industrial films applications.

The Decorative Products segment consists of three product lines. The Contract Interiors (formerly Commercial Wallcoverings) product line includes wallcovering and upholstery used in refurbishment and new construction applications for the commercial office, hospitality, health care, retail, education and restaurant markets. The Coated Fabrics product line applications include marine and transportation seating, commercial and residential furniture, automotive soft top covers and a variety of industrial film applications. The Laminates product line applications include kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display, home furnishings and consumer electronics.

Effective December 1, 2006, the Company renamed its Commercial Wallcoverings product line Contract Interiors and realigned certain products from the Coated Fabrics product line to Contract Interiors in order to better reflect common sales and marketing resources used to serve customers. All prior period amounts have been reclassified to conform to current year presentation.

The Company’s operations are located primarily in the United States and Europe. Additionally, the Company has joint venture manufacturing facilities in China and Thailand. Inter-area sales are not significant to the total sales of any geographic area. No one customer accounted for 10% or more of consolidated net sales.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs, asset write-offs and work stoppage costs relating to operations. However, management excludes restructuring and severance costs, asset write-offs and work stoppage costs when evaluating the results and allocating resources to the segments.

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

Segment operating profit for 2007, 2006 and 2005 was impacted by a number of items which were discussed earlier in this Annual Report. Management excludes certain of these items when evaluating the results of the Company’s segments. These items for 2007 included restructuring and severance charges of $0.8 million and a gain on a building sale of $0.7 million; for 2006 restructuring and severance charges of $1.1 million, trademark impairment charges of $1.0 million, and fixed asset write-offs of $0.1 million; and for 2005 restructuring and severance charges of $5.8 million, asset impairment charges of $2.5 million, gain on a legal settlement of $0.9 million, gain on the sale of a wallcovering brand of $0.8 million and work stoppage charges of $1.7 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note P—Business Segment Information (Continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated income (loss) from continuing operations before income taxes.

	2007	2006	2005
	(Dollars in millions)
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$308.9	$290.7	$297.9
Specialty Chemicals	166.4	150.9	154.9

Total Performance Chemicals	$475.3	$441.6	$452.8

Decorative Products
Contract Interiors	$122.3	$113.7	$93.7
Coated Fabrics	77.8	72.8	89.3
Laminates	70.1	71.0	59.2

Total Decorative Products	$270.2	$257.5	$242.2

Total Net Sales	$745.5	$699.1	$695.0

Segment Operating Profit
Performance Chemicals	$23.8	$29.7	$33.8
Decorative Products	8.6	9.0	(2.8)

Total segment operating profit	$32.4	$38.7	$31.0
Interest expense	(16.5)	(21.3)	(22.6)
Corporate expenses	(10.4)	(14.1)	(11.4)
Debt redemption expense	(12.4)	—	—

Income (Loss) From Continuing Operations Before Income Taxes	$(6.9)	$3.3	$(3.0)

Total Assets
Performance Chemicals	$144.1	$145.0	$152.1
Decorative Products	159.1	152.5	145.5
Corporate	23.2	41.4	20.3

	$326.4	$338.9	$317.9

Equity Investments
Decorative Products	$22.2	$19.1	$16.2

Capital Expenditures
Performance Chemicals	$7.9	$5.8	$5.0
Decorative Products	5.2	6.7	4.9
Corporate	3.1	.5	2.5

	$16.2	$13.0	$12.4

Depreciation and Amortization
Performance Chemicals	$11.1	$11.4	$12.2
Decorative Products	8.7	8.5	8.8
Corporate	.3	.3	.1

	$20.1	$20.2	$21.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note P—Business Segment Information (Continued)

GEOGRAPHIC INFORMATION

	2007	2006	2005
	(Dollars in millions)
Net Sales
United States	$632.4	$596.4	$598.3
United States export sales	33.2	36.9	30.3
Europe	77.1	64.5	65.9
Asia	2.8	1.3	.5

	$745.5	$699.1	$695.0

Segment Operating Profit
United States	$29.3	$36.2	$29.7
Europe	2.6	.9	.7
Asia	.5	1.6	.6

	$32.4	$38.7	$31.0

Total Assets
United States	$245.7	$266.3	$252.6
Europe	55.6	52.0	47.9
Asia	25.1	20.6	17.4

	$326.4	$338.9	$317.9

Long-Lived Assets
United States	$122.5	$126.7	$137.5
Europe	17.4	17.4	17.1
Asia	.1	.1	.1

	$140.0	$144.2	$154.7

Unconsolidated Asian Joint Ventures
CPPC—Decorative Products Co., Ltd.
Current assets	$25.4	$22.8	$18.7
Non-current assets	$9.0	$7.4	$7.3
Current liabilities	$13.1	$12.4	$11.0
Non-current liabilities	$—	$—	$—

Net sales	$47.1	$45.1	$42.5
Gross profit	$2.2	$3.5	$1.0
Operating income (loss)	$.5	$1.1	$(.9)
Net income (loss)	$.5	$1.1	$(.9)

CG—OMNOVA Decorative Products (Shanghai) Co., Ltd.
Current assets	$20.0	$16.0	$13.8
Non-current assets	$10.1	$9.9	$10.5
Current liabilities	$10.7	$5.5	$6.6
Non-current liabilities	$.1	$—	$—

Net sales	$56.3	$47.4	$38.1
Gross profit	$6.0	$7.2	$5.7
Operating income	$1.9	$3.7	$2.8
Net income	$1.9	$3.7	$2.8

The Company’s other joint venture, Beston OMNOVA Plastics (Taicang) Company, Ltd., is not presented as their results of operations were not material in 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Subsequent Events

On December 28, 2007, the Company amended its Senior Secured Revolving Credit Facility (“Facility”) to increase the availability from $80 million to $90 million and allow the Company to utilize borrowings under the Facility to purchase the minority interests of its Asian joint ventures. All terms, including applicable spreads on interest rates, remained the same. Total availability will vary throughout the year with fluctuations in the borrowing base.

On January 7, 2008, the Company announced that it had completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte., Ltd. (“DPS”), a Singapore limited company, and CPPC—Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and Beston OMNOVA Plastics (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, was acquired from CPPC Public Company Limited for $28.0 million in cash and a contingent payment of $2.0 million based on the achievement of certain 2008 financial results. The acquisition was effective as of December 31, 2007. As a result, these entities will be reflected as wholly-owned subsidiaries in 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three Months Ended
2007	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$164.8	$188.0	$196.8	$195.9
Gross profit (1) (3)	$30.1	$37.2	$36.9	$36.1
Restructuring and severance	$.3	$.1	$.1	$.5
Debt redemption expense (2)	$—	$(12.4)	$—	$—
(Loss) income from continuing operations (4)	$(5.1)	$(9.8)	$4.5	$3.4
Net (Loss) Income (4)	$(5.1)	$(9.8)	$4.5	$3.7
(Loss) income per share from continuing operations
Basic and diluted (5)	$(.12)	$(.23)	$.11	$.08
Net (loss) income per share (5)
Basic and diluted	$(.12)	$(.23)	$.11	$.09
Common stock price range per share—high	$6.74	$6.45	$6.50	$6.00
—low	$4.50	$5.00	$4.74	$4.48

	Three Months Ended
2006	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$169.8	$177.8	$175.1	$176.4
Gross profit (1) (3)	$34.1	$40.9	$37.9	$37.0
Restructuring and severance	$—	$—	$—	$(1.3)
Idled fixed asset write-down (7)	$—	$—	$—	$(.1)
Intangible asset write-down (6)	$—	$—	$—	$(1.0)
(Loss) income from continuing operations (7)	$(3.6)	$5.2	$2.3	$(.7)
Net (Loss) Income (8)	$(4.3)	$5.3	$3.3	$17.0
(Loss) income per share from continuing operations
Basic and diluted (5)	$(.08)	$.13	$.06	$(.02)
Net (loss) income per share (5)
Basic and diluted	$(.10)	$.13	$.08	$.41
Common stock price range per share—high	$7.25	$6.47	$6.58	$5.72
—low	$4.59	$5.35	$5.30	$4.00

(1)	Gross profit excludes depreciation expense. Depreciation expense related to manufacturing facilities and equipment was $3.7 million for each of the three months ended February 28, May 31, August 31 and November 30, 2007, respectively, and $3.8 million, $3.7 million, $3.9 million and $3.3 million for the three months ended February 28, May 31, August 31 and November 30, 2006, respectively.
(2)	For the three months ended May 31, 2007, the Company recorded debt redemption expense in connection with the redemption of its $165 Million 11 1/4% Senior Secured Notes.
(3)	For the three months ended November 30, 2007 and 2006, the Company recorded inventory adjustment gains of $1.5 million and $2.0 million, respectively.
(4)	For the three months ended November 30, 2007, the Company recorded a gain on the sale of a building of $0.7 million.
(5)	The sum of the quarterly EPS amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.
(6)	For the three months ended November 30, 2006, the Company recorded a trademark impairment charge of $1.0 million.
(7)	For the three months ended November 30, 2006, the Company recorded asset impairment charges of $0.1 million for idled fixed assets.
(8)	For the three months ended November 30, 2006, the Company recorded a gain on the sale of its Building Products segment of $18.2 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no change in accountants or disagreements with the Company’s independent registered public accounting firm regarding accounting and financial disclosure matters during the two most recent years of the Company or during any period subsequent to the date of the Company’s most recent consolidated financial statements.

Item 9A.	Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2007, and, based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth on pages 30 and 31 of this report and are incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2008 Annual Meeting of Shareholders is set forth on pages 9 and 10 of the Company’s 2008 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2008 Annual Meeting of Shareholders is set forth on pages 10 through 12 of the Company’s 2008 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth on page 3 of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Information with respect to procedures by which shareholders may recommend nominees for election to the Company’s Board of Directors is set forth on pages 4 and 5 of the Company’s 2008 Proxy Statement and is incorporated herein by reference. Also see Executive Officers of the Registrant on page 14 of this Report.

Information with respect to compliance with Section 16(a) of the Exchange Act of 1934, as amended, is set forth on page 49 of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, the OMNOVA Solutions Business Conduct Policies, is available on its website at www.omnova.com.

Item 11.	Executive Compensation

Information regarding executive compensation is set forth on pages 15 through 49 of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth on pages 13 and 14 of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of November 30, 2007, regarding the Company’s two existing compensation plans, the Second Amended and Restated 1999 Equity and Performance Incentive Plan and the Option Adjustment Plan. Both of these plans have been approved by the Company’s shareholders. See Note O to the Consolidated Financial Statements for further information regarding the Company’s share-based compensation plans.

Equity Compensation Plan Information

As of November 30, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,825,322	$7.82	2,309,204
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,825,322	$7.82	2,309,204

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is set forth on pages 6 and 7 of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services provided by the Company’s independent registered public accounting firm during the years ended November 30, 2007 and 2006, the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors and related information is set forth on page 52 of the Company’s 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2007, 2006 and 2005

Consolidated Balance Sheets at November 30, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended November 30, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

The financial statements for the Company’s unconsolidated joint ventures, CPPC—Decorative Products Co., Ltd. and CG – OMNOVA Decorative Products (Shanghai) Co., Ltd., will be filed as schedules to this Annual Report on Form 10-K by an amendment hereto. All other consolidated financial statement schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit	Description
ACQUISITION AGREEMENTS
2.1*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).

CHARTER DOCUMENTS
3.2**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.
3.4**	Amended and Restated Code of Regulations of OMNOVA Solutions.

MATERIAL CONTRACTS
10.3†	Employment Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2000 (File No. 1-15147)).
10.5†	Severance Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2000 (File No. 1-15147)).
10.6**†	Form of Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above).
10.7†	OMNOVA Solutions Second Amended and Restated 1999 Equity and Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated February 9, 2007, as filed with the Commission on February 9, 2007 (File No. 1-15147)).
10.8**†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.
10.9**†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.
10.11**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.
10.14†	OMNOVA Solutions Long-Term Incentive Program, as amended and restated effective January 19, 2007 (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2007 (File No. 1-15147)).
10.15*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.
10.16*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.
10.17*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.
10.18*	Services and Support Agreement between OMNOVA Solutions and GenCorp.
10.19**	Form of Director and Officer Indemnification Agreement.
10.20**	Form of Director Indemnification Agreement.
10.21**	Form of Officer Indemnification Agreement.
10.22†	Form of Deferred Share Agreement.
10.23†	Form of Performance Share Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2006 (File No. 1-15147)).
10.24†	Form of Restricted Stock Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2006 (File No. 1-15147)).
10.25†	Summary of Compensation and Benefit Arrangements for Non-Employee Directors of OMNOVA Solutions Inc. (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2005 (File No. 1-15147)).
10.26†	OMNOVA Solutions Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).
10.29	Amended and Restated Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as borrower, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank N.A., as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 (File No. 1-15147)).

Exhibit	Description
10.30	Term Loan Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 (File No. 1-15147)).
10.31	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 28, 2007, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and J.P. Morgan Chase Bank, N.A., as Agent for the Lenders.

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
12.1	Computation of Ratio of Earnings to Fixed Charges.

SUBSIDIARIES OF THE REGISTRANT
21.1	Listing of Subsidiaries.

CONSENTS OF EXPERTS
23.1	Consent of Independent Registered Public Accounting Firm.

POWER OF ATTORNEY
24.1	Powers of Attorney executed by E. P. Campbell, D. A. Daberko, D. J. D’Antoni, S. W. Percy, R. B. Pipes, W. R. Seelbach and R. A. Stefanko, Directors of the Company.

CERTIFICATIONS
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: January 25, 2008
	By	/s/ J. C. LEMAY
J. C. LeMay Senior Vice President, Business Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. MCMULLEN K. M. McMullen	Chairman, Chief Executive Officer and President	January 25, 2008

/s/ M. E. HICKS M. E. Hicks	Senior Vice President and Chief Financial Officer	January 25, 2008

* E. P. Campbell	Director	January 25, 2008

* D. A. Daberko	Director	January 25, 2008

* D. J. D’Antoni	Director	January 25, 2008

* S. W. Percy	Director	January 25, 2008

* R. B. Pipes	Director	January 25, 2008

* W. R. Seelbach	Director	January 25, 2008

* R. A. Stefanko	Director	January 25, 2008

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K.C. SYRVALIN K. C. Syrvalin		January 25, 2008