Form 10-K/A
period 2007-11-30
OMNOVA SOLUTIONS INC
filed 2008-03-25
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $234,409,151, based on the closing price per share of $5.61 on May 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 15, 2008, there were 42,618,701 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

Explanatory Note

On January 25, 2008, OMNOVA Solutions Inc. filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended November 30, 2007 (the “Annual Report”).

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of OMNOVA Solutions Inc. is being filed solely to amend Item 15 to include the separate financial statements of CG – OMNOVA Decorative Products (Shanghai) Co., Ltd. and CPPC Decorative Products Co., Ltd., (the “Unconsolidated Subsidiaries”) as required under Rule 3-09 of Regulation S-X. The audits of the financial statements of the Unconsolidated Subsidiaries, whose fiscal year ends December 31, were not completed at the time the Company filed its Annual Report on Form 10-K. The audited financial statements are now included under Item 15 (a)(2) of this Amendment No. 1.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8 of the Company’s Annual Report on Form 10-K filed on January 25, 2008:

Consolidated Statements of Operations for the years ended November 30, 2007, 2006 and 2005

Consolidated Balance Sheets at November 30, 2007 and 2006

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended November 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended November 30, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules:

a	The following financial statements of CG – OMNOVA Decorative Products (Shanghai) Co., Ltd., an unconsolidated subsidiary of the Company, are included as exhibit 99.1 and are hereby incorporated by reference:

Statements of Income for the years ended December 31, 2007, 2006 and 2005

Balance Sheets at December 31, 2007 and 2006

Statements of Shareholder’s Equity for the years ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to the Financial Statements

b	The following financial statements of CPPC – Decorative Products Co., Ltd., an unconsolidated subsidiary of the Company, are included as exhibit 99.2 and are hereby incorporated by reference:

Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Balance Sheets at December 31, 2007 and 2006

Statements of Shareholder’s Equity for the years ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to the Financial Statements

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit	Description
ACQUISITION AGREEMENTS
2.1*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).

CHARTER DOCUMENTS
3.2**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.

3.4**	Amended and Restated Code of Regulations of OMNOVA Solutions.

MATERIAL CONTRACTS
10.3†	Employment Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).

10.5†	Severance Agreement dated December 1, 2000 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000 (File No. 1-15147)).

10.6**†	Form of Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above).

10.7†	OMNOVA Solutions Second Amended and Restated 1999 Equity and Performance Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement dated February 9, 2007, as filed with the Commission on February 9, 2007 (File No. 1-15147)).

10.8**†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors.

10.9**†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions.

10.11**†	Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.

10.14†	OMNOVA Solutions Long-Term Incentive Program as amended and restated effective January 19, 2007(incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2007 (File No. 1-15147)).

10.15*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.

10.16*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.

10.17*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.

10.18*	Services and Support Agreement between OMNOVA Solutions and GenCorp.

10.19**	Form of Director and Officer Indemnification Agreement.

10.20**	Form of Director Indemnification Agreement.

10.21**	Form of Officer Indemnification Agreement.

10.22†#	Form of Deferred Share Agreement

10.23†#	Form of Performance Share Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2006 (File No. 1-15147)).

10.24†#	Form of Restricted Stock Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2006 (File No. 1-15147)).

10.25†	Summary of Compensation and Benefit Arrangements for Non-Employee Directors of OMNOVA Solutions Inc. (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2005 (File No. 1-15147)).

10.26†	OMNOVA Solutions Executive Incentive Compensation Program (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2006 (File No. 1-15147)).

Exhibit	Description
10.29	Amended and Restated Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as borrower, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank N.A., as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 (File No. 1-15147)).

10.30#	Term Loan Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 (File No. 1-15147)).

10.31#	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 28, 2007, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and J.P. Morgan Chase Bank, N.A., as Agent for the Lenders.

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
12.1#	Computation of Ratio of Earnings to Fixed Charges.

SUBSIDIARIES OF THE REGISTRANT
21.1#	Listing of Subsidiaries.

CONSENTS OF EXPERTS
23.1#	Consent of Ernst & Young LLP – Akron, Ohio, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young Hua Ming, Shanghai, the People’s Republic of China, Independent Registered Public Accounting Firm.

23.3	Consent of Ernst & Young Office Limited, Bangkok, Thailand, Independent Registered Public Accounting Firm.

POWER OF ATTORNEY
24.1#	Powers of Attorney executed by E. P. Campbell, D. A. Daberko, D. J. D’Antoni, S. W. Percy, R. B. Pipes, W. R. Seelbach and R. A. Stefanko, Directors of the Company.

CERTIFICATIONS
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial statements of CG – OMNOVA Decorative Products (Shanghai) Co., Ltd. for the Years ended December 31, 2007, 2006 and 2005.

99.2	Financial statements of CPPC – Decorative Products Co., Ltd. for the Years ended December 31, 2007, 2006 and 2005.

The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to OMNOVA Solutions Inc., 175 Ghent Road, Fairlawn, Ohio 44333-3300, Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.

*	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999 (File No. 1-15147).
**	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10 (File No. 1-15147).
†	Management contract or compensatory arrangement.
#	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007, which was filed with the Commission on January 25, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2008	OMNOVA Solutions Inc.

	By:	/s/ J. C. LeMay
J. C. LeMay
Senior Vice President,
Business Development;
General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. McMullen	Chairman, Chief Executive Officer and President	March 25, 2008
K. M. McMullen

/s/ M. E. Hicks	Senior Vice President and Chief Financial Officer	March 25, 2008
M. E. Hicks

*	Director	March 25, 2008
E. P. Campbell

*	Director	March 25, 2008
D. J. D’Antoni

*	Director	March 25, 2008
S. W. Percy

*	Director	March 25, 2008
R. B. Pipes

*	Director	March 25, 2008
W. R. Seelbach

*	Director	March 25, 2008
R. A. Stefanko

* Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. Syrvalin		March 25, 2008
K. C. Syrvalin

EXHIBIT INDEX

OMNOVA Solutions Inc. Amendment No. 1 to Form 10-K

For the Year Ended November 30, 2007

23.2	Consent of Ernst & Young Hua Ming, Shanghai, the People’s Republic of China, Independent Registered Public Accounting Firm.

23.3	Consent of Ernst & Young Office Limited, Bangkok, Thailand, Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial statements of CG – OMNOVA Decorative Products (Shanghai) Co., Ltd. for the Years ended December 31, 2007, 2006 and 2005.

99.2	Financial statements of CPPC – Decorative Products Co., Ltd. for the Years ended December 31, 2007, 2006 and 2005.