Form 10-Q
period 2008-02-29
OMNOVA SOLUTIONS INC
filed 2008-04-09
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 29, 2008	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At February 29, 2008, there were 42,692,167 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1.	Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended
	February 29, 2008	February 28, 2007
Net Sales	$190.6	$164.8
Cost of products sold	160.1	134.7

Gross Profit	30.5	30.1

Costs and Expenses
Selling, general and administrative	25.1	25.4
Depreciation and amortization	5.4	4.9
Restructuring and severance	—	.3
Interest expense	3.4	4.9
Equity earnings in affiliates, net	(.2)	(.1)
Other income, net	(.3)	(.2)

	193.5	169.9

Loss before income taxes	(2.9)	(5.1)
Income tax expense	.1	—

Net Loss	$(3.0)	$(5.1)

Basic and Diluted Loss Per Share
Net Loss	$(.07)	$(.12)

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Amounts)

	February 29, 2008	November 30, 2007
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$14.8	$12.6
Accounts receivable, net	124.8	102.2
Inventories	55.1	30.6
Prepaid expenses and other	7.7	3.1

Total Current Assets	202.4	148.5

Property, plant and equipment	520.6	456.9
Accumulated depreciation	(356.8)	(321.1)

	163.8	135.8
Trademarks and other intangible assets, net	7.2	4.2
Investment in affiliates	—	22.2
Prepaid pension asset	9.5	9.8
Deferred income taxes	2.8	1.7
Other assets	5.0	4.2

Total Assets	$390.7	$326.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$5.7	$5.3
Accounts payable	81.7	62.0
Accrued payroll and personal property taxes	10.1	14.2
Employee benefit obligations	3.3	3.3
Deferred income taxes	1.7	1.7
Other current liabilities	5.7	5.3

Total Current Liabilities	108.2	91.8

Long-term debt	190.9	144.6
Postretirement benefits other than pensions	11.2	11.0
Pension liability	2.5	2.4
Deferred income taxes	2.8	—
Other liabilities	15.0	11.3

Total Liabilities	330.6	261.1

Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 43.4 million shares issued as of February 29, 2008 and November 30, 2007	4.3	4.3
Additional contributed capital	315.3	314.9
Retained deficit	(246.3)	(243.3)
Treasury stock at cost; 0.7 million and 0.8 million shares as of February 29, 2008 and November 30, 2007, respectively	(6.2)	(6.7)
Accumulated other comprehensive loss	(7.0)	(3.9)

Total Shareholders’ Equity	60.1	65.3

Total Liabilities and Shareholders’ Equity	$390.7	$326.4

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Three Months Ended
	February 29, 2008	February 28, 2007
Operating Activities
Net loss	$(3.0)	$(5.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity earnings in affiliates	(.2)	(.1)
Depreciation, amortization and (gain) loss on sale of fixed assets	5.4	4.9
Non-cash stock compensation expense	.3	.2
Other	(3.3)	1.7
Changes in operating assets and liabilities:
Current assets	(11.6)	(12.4)
Current liabilities	.4	(3.0)
Other non-current assets	.1	(.2)
Other non-current liabilities	(1.6)	(1.4)

Net Cash Used In Operating Activities	(13.5)	(15.4)

Investing Activities
Capital expenditures	(3.1)	(2.6)
Cash paid for acquisitions, less cash acquired	(25.0)	—
Investment income on restricted cash	—	(.1)

Net Cash Used In Investing Activities	(28.1)	(2.7)

Financing Activities
Long-term debt incurred	200.4	47.5
Long-term debt paid	(154.1)	(46.7)
Net short-term debt paid/incurred	(3.1)	—
Other	—	.1

Net Cash Provided By Financing Activities	43.2	.9
Effect of exchange rate changes on cash	.6	.7

Net Increase (Decrease) In Cash And Cash Equivalents	2.2	(16.5)
Cash and cash equivalents at beginning of period	12.6	26.4

Cash And Cash Equivalents At End Of Period	$14.8	$9.9

Supplemental Cash Flows Information
Cash paid:
Interest	$3.0	$9.3
Income taxes	$—	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2008

(In Millions of Dollars, Except Per Share Data)

Note A – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2007, previously filed with the Securities and Exchange Commission (“SEC”).

The balance sheet at November 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2007, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring, severance, asset write-offs and work stoppage costs relating to operations. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel, entertainment, depreciation, utility costs and outside services.

Certain reclassifications have been made to conform prior period information to the current presentation.

Note A – Basis of Presentation (Continued)

New Accounting Pronouncements – Effective November 30, 2006, the Company adopted the recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this Statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Company has not yet adopted the measurement provisions of this Statement and is in the process of determining the impact of the adoption on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on December 1, 2007. The adoption of SFAS No. 157 on the Company’s financial assets and liabilities, which are principally comprised of cash equivalents and derivatives, did not have a material impact on their fair value measurement or required expanded disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised 2007) replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This statement requires non-controlling interests to be classified as equity in the balance sheet and income and comprehensive income attributed to the non-controlling interest, if any, will be included in income and comprehensive income. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is in the process of evaluating the impact, if any, that adoption of this statement will have on the financial statements of the Company.

Note B – Purchase Transaction

On January 8, 2008, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. (“DPS”), a Singapore limited company and CPPC – Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and Beston OMNOVA Plastics (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, was acquired from CPPC Public Company Limited for $28.0 million in cash, and a contingent payment of $2.0 million based on the achievement of certain 2008 financial results at CPD. The acquisition was effective December 31, 2007. In connection with the acquisition, the Company incurred approximately $1.0 million in transaction costs and assumed debt of $3.4 million.

Note B – Purchase Transaction (Continued)

The transaction was accounted for as a purchase. The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008. As these entities report to the Company on a one month delay, the consolidated results of operations for the three months ended February 29, 2008 include the results of operations for CPD, CGO and Taicang on the equity method for two months and full consolidation for one month.

The Company is currently conducting a fair value analysis of the assets purchased and liabilities assumed. Based on the preliminary estimate of fair values the purchase price, including $28.0 million of cash paid, the contingent liability of $2.0 million and transaction costs of $1.0 million was allocated as follows:

Current assets	$23.7
Property, plant & equipment	20.0
Intangible assets	2.6
Other assets	1.1

Current liabilities	(12.3)
Non-current liabilities	(1.2)
Deferred tax liability	(2.9)

Net	$31.0

As the fair-value analysis has not been finalized, the above adjustments are preliminary and are subject to change. The Company expects to complete the fair value analysis by May 31, 2008.

The unaudited pro forma effect of the acquisition of CPD, CGO and Taicang on the Company’s revenues, net loss and net loss per share, had the acquisition occurred on December 1, 2007 and 2006, respectively, is as follows:

	Three Months Ended
	February 29, 2008	February 28, 2007
Revenues	$209.2	$185.7
Net loss	(3.4)	(5.4)
Basic and diluted loss per share	(.08)	(.13)

Note C – Inventories

Inventories are stated at the lower of cost or market value. Approximately 50% of inventories is priced by use of the last-in, first-out (“LIFO”) method using various dollar value pools. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s judgments of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method.

	February 29, 2008	November 30, 2007
Raw materials and supplies	$28.1	$16.6
Work-in-process	6.0	2.2
Finished products	55.1	44.5

Approximate replacement cost of inventories	89.2	63.3
LIFO inventory reserve	(23.2)	(23.2)
Other reserves	(10.9)	(9.5)

Inventories	$55.1	$30.6

Note D – Long-Term Debt and Credit Lines

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $0.8 million were paid during 2007. The annual excess cash payment of $3.9 million was paid by the Company on February 28, 2008. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At February 29, 2008, the Company was in compliance with this requirement with a ratio of 3.9 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of up to $75 million, provided that certain requirements are met including an interest coverage ratio and a senior secured leverage ratio. The Company has not utilized these additional borrowings as of February 29, 2008.

Proceeds of the Term Loan, along with cash, restricted cash and other resources of the Company, were used to redeem the Company’s $165 Million 11 1/4% Senior Secured Notes (“Notes”) during May and June of 2007. In connection with the redemption of the Notes, the Company paid $9.8 million in premium and tender fees. Additionally, the Company wrote off $2.6 million of unamortized debt issuance costs which were being amortized over the term of the Notes.

On May 31, 2007, the Company entered into a 5 year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 2.50%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the fair value of the derivative instrument will be recognized in Accumulated other comprehensive income, until it is realized. The fair value of the swap as of February 29, 2008 was a loss of $4.3 million, with a corresponding adjustment to other liabilities. The effective interest rate for the Term Loan in the first quarter of 2008 was 7.46%. There was no ineffectiveness on the interest rate swap recognized during the first quarter of 2008.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million, the Company must maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an additional increase in available borrowings under the Facility of up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Note D – Long-Term Debt and Credit Lines (Continued)

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at February 29, 2008. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at February 29, 2008. The effective interest rate for the Facility was 4.92% as of February 29, 2008.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at February 29, 2008.

At February 29, 2008, the Eligible Borrowing Base under the Facility was $84.0 million, outstanding letters of credit were $3.4 million and amounts borrowed were $47.4 million. At February 29, 2008, the amount available for borrowing under the Facility was $33.2 million.

Foreign debt outstanding with banks was $4.2 million at February 29, 2008.

Note E – Loss Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted loss per share and the computation of basic and diluted loss per share for the three months ended February 29, 2008 and February 28, 2007:

	2008	2007
Numerator
Net loss	$(3.0)	$(5.1)

	(Shares in millions)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	42.0	41.7
Effect of dilutive securities	—	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	42.0	41.7

Basic and Diluted Loss Per Share
Net loss	$(.07)	$(.12)

Options to purchase common stock and unvested restricted stock of the Company totaling 4.4 million shares and 4.8 million shares during the first quarters of 2008 and 2007, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note F – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. The second amendment to the Plan, which was approved by shareholders on March 22, 2007, also added a fungible share design, changed share counting provisions and dividend rights, added additional metrics to management objectives and other administrative changes. As of February 29, 2008, approximately 2.1 million shares of Company common stock remained available for grants under the Plan.

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

There were no stock options exercised and 200 stock options expired or were forfeited during the first three months of 2008. There were no options issued during the first quarter of 2008.

Restricted stock grants consist of the Company’s common stock. The Board has set a three year vesting period for most of the issued and outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first quarter of 2008, there were 6,000 restricted stock grants awarded with a weighted average grant date fair value of $3.90 per share, 6,000 restricted shares vested and 3,750 restricted shares were forfeited.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.3 million and $0.2 million during the first quarters of 2008 and 2007, respectively.

As of February 29, 2008, there was $2.0 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note G – Comprehensive Loss

The components of comprehensive loss for the three months ended February 29, 2008 and February 28, 2007 were as follows:

	2008	2007
Net loss	$(3.0)	$(5.1)
Unrecognized loss on interest rate swap	(1.8)	—
Foreign currency translation adjustment	(2.5)	.6
Defined benefit pension plans:
Amortization of net prior service cost	.1	—
Amortization of net gain	1.1	—

Comprehensive loss	$(6.1)	$(4.5)

Note H – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs for the three months ended February 29, 2008 and February 28, 2007:

	Pension Plans		Health Care Plans
	2008	2007	2008	2007
Service costs	$1.1	$1.0	$—	$.1
Interest costs	3.3	3.1	.2	.3
Expected return on assets	(4.0)	(3.8)	—	—
Amortization of net loss (gain)	.7	.9	(.6)	(.7)
Amortization of prior service costs	.2	.2	(.1)	—

Net periodic cost (income)	$1.3	$1.4	$(.5)	$(.3)

Based on current pension asset performance, interest rate and discount rate assumptions, the Company does not anticipate making cash contributions to the pension fund before 2010.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or the provisions of the applicable collective bargaining agreement. Company contributions are primarily made with company stock. The non-cash cost of this plan was approximately $0.4 million and $0.6 million for the three months ended February 29, 2008 and February 28, 2007, respectively.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.2 million for each of the three month periods ended February 29, 2008 and February 28, 2007.

Note I – Contingencies

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, the effect that the ultimate resolution of these matters may have on the financial condition, results of operations or cash flow of the Company is difficult to predict because any such effect depends on both future results of operations and the amount and timing of the resolution of these matters. However, based on information currently available to the Company, the Company has not recorded any material accruals for probable loss contingencies and does not believe it is reasonably possible that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flow of the Company.

Note J – Business Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as the Company’s accounting policies.

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

The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, recreational vehicles, manufactured housing and a variety of industrial film applications.

The Decorative Products segment consists of three product lines. The Contract Interiors product line includes wallcovering and upholstery used in refurbishment and new construction applications for the commercial office, hospitality, health care, retail, education and restaurant markets. The Coated Fabrics product line applications include marine and transportation seating, commercial and residential furniture, automotive soft top covers and a variety of industrial film applications. The Laminates product line applications include kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display, home furnishings and consumer electronics.

Note J – Business Segment Information (Continued)

The Company’s operations are located primarily in the United States, United Kingdom, China and Thailand. Inter-area sales are not significant to the total sales of any geographic area. There was one customer that accounted for 11.5% of consolidated net sales during the first quarter of 2008.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs, asset write-offs and work stoppage costs relating to operations. However, management excludes restructuring and severance costs, asset write-offs and work stoppage costs when evaluating the results and allocating resources to the segments.

Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility cost and outside services.

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated loss before income taxes.

	Three Months Ended February 29, 2008	Three Months Ended February 28, 2007
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$77.6	$70.5
Specialty Chemicals	41.3	35.3

Total Performance Chemicals	$118.9	$105.8

Decorative Products
Contract Interiors	$31.5	$28.4
Coated Fabrics	25.0	15.8
Laminates	15.2	14.8

Total Decorative Products	$71.7	$59.0

Total Net Sales	$190.6	$164.8

Segment Operating Profit
Performance Chemicals	$2.6	$3.6
Decorative Products	(.1)	(.8)

Total Segment Operating Profit	2.5	2.8
Interest expense	(3.4)	(4.9)
Corporate expense	(2.0)	(3.0)

Loss Before Income Taxes	$(2.9)	$(5.1)

Note K – Income Taxes

The Company recorded income tax expense of $0.1 million during the first quarter of 2008 and had no tax expense in the first quarter of 2007.

On December 1, 2007, the Company adopted FASB Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As a result of adopting FIN 48, the Company did not recognize an adjustment to retained earnings relating to unrecognized tax benefits. The Company’s liability for unrecognized tax benefits at adoption totaled approximately $4.9 million, none of which would, if recognized, impact the Company’s effective tax rate. No interest and penalties were recognized.

During the first quarter of 2008, the liability for unrecognized tax benefits increased by $2.3 million, the majority of which relates to the acquisition described in Note B. In addition, the Company accrued $1.0 million of interest and penalties related to this acquisition.

At February 29, 2008, the total unrecognized tax benefits were $7.2 million, which included $1.0 million of penalties and interest. Of the total $7.2 million, $1.7 million would, if recognized, impact the Company’s effective tax rate. The Company does not expect any changes in unrecognized tax benefits to materially impact the Company’s consolidated financial statements during the next twelve months.

Interest and penalties, net, related to unrecognized tax benefits are recorded as a component of income tax expense. As of February 29, 2008, the Company had accrued approximately $1.0 million for interest and penalties as described above, $0.2 million of which was recorded during the three months ended February 29, 2008 in the Consolidated Statements of Operations in Equity earnings in affiliates prior to the acquisition of the Decorative Products Asian operations.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2002.

As of February 29, 2008, the Company had approximately $133.0 million of domestic federal net operating losses (NOL’s) and $182.6 million of state and local NOL’s with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOL’s expire in the years 2020 through 2028. Due to the Company’s history of losses and uncertainties associated with predicting future taxable income, the Company has a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Note J to the Company’s Consolidated Interim Financial Statements, the Company operates in two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, adhesives, paper tape, tire cord, floor polish, textiles, graphic arts, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, recreational vehicles, manufactured housing and a variety of industrial film applications.

The Company’s products are sold to manufacturers, independent distributors and end users through internal marketing and sales forces and agents.

The Company has strategically located manufacturing facilities in the U.S., U.K., China and Thailand.

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

The Company’s chief operating decision maker evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A—Significant Accounting Policies, of the Company’s Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note J of the Company’s Consolidated Interim Financial Statements.

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

Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, operating profit before excluded items, consolidated earnings before interest, taxes, depreciation and amortization as set forth in the Net Leverage Ratio in the Company’s $150,000,000 Term Loan Credit Agreement (“EBITDA”), working capital, operating cash flows, capital expenditures and earnings per share before excluded items, including applicable ratios such as inventory turnover, average working capital, return on sales and assets and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Results of Operations for the Three Months Ended February 29, 2008 Compared to the Three Months Ended February 28, 2007

The Company’s net sales in the first quarter of 2008 were $190.6 million as compared to $164.8 million in the first quarter of 2007. The Company’s Performance Chemicals business segment revenue increased by 12.4% while the Decorative Products business segment revenue increased 21.5%. Contributing to the sales increase in 2007 were improved unit volumes of $13.9 million, favorable pricing of $2.9 million, sales of $8.1 million representing one month of the Decorative Products Asian operations and favorable foreign exchange translation of $0.9 million. Excluding the Decorative Products Asian operations, the Company’s sales grew $17.7 million or 10.7%. Effective December 31, 2007, the Company acquired the remaining 49.9% interest of its Decorative Products joint venture companies in China and Thailand for $28 million in cash and a contingent payment of $2.0 million based on the achievement of certain 2008 financial results at CPD. In connection with the acquisition, the Company incurred approximately $1.0 million in transaction costs and assumed debt of $3.4 million. Previously, the Company used the equity method of accounting to record its proportionate share of the net income or loss of these Asian operations. The operating results of the Decorative Products Asian operations are recognized on a one-month lag. Accordingly, for the quarter, the Company recorded two months using the equity method of accounting and one month on a fully-consolidated basis.

Gross profit in the first quarter of 2008 was $30.5 million with a gross profit margin of 16.0% compared to gross profit of $30.1 million and a gross profit margin of 18.3% in the first quarter of 2007. Cost of goods sold for the first quarter of 2008 increased $25.4 million to $160.1 million, compared to the same period last year driven by $15.2 million related to the increased volumes, manufacturing costs of $7.4 million from the Decorative Products Asian operations, higher raw material costs of $5.9 million and higher transportation costs of $1.2 million, partially offset by lower other manufacturing costs of $4.3 million primarily in North America.

Selling, general and administrative expense in the first quarter of 2008, which included approximately $0.5 million from the Decorative Products Asian operations, decreased $0.3 million, to $25.1 million, or 13.2% of sales. This compares to $25.4 million, or 15.4% of net sales, in the first quarter of 2007. Included in the first quarter of 2008 is a gain of $0.6 million related to a settlement with an insurer, of which $0.4 million and $0.2 million decreased Corporate and Decorative Products expenses, respectively.

Interest expense decreased $1.5 million, to $3.4 million, for the first quarter of 2008 as compared to $4.9 million for the same period a year ago, due to significantly lower average interest rates primarily due to the debt refinancing in May 2007, and overall lower market rates partially offset by higher average debt levels. Total debt at the end of the first quarter of 2008 was $196.6 million, up $46.7 million from the fourth quarter of 2007. The increase in debt included $29.0 million of borrowings to fund the purchase price and transaction fees and $3.4 million of debt assumed in connection with the Decorative Products Asian joint venture acquisitions. Normal seasonal first quarter working capital usage was $14.3 million.

Equity earnings in affiliates were $0.2 million for the first two months of fiscal 2008, as compared to $0.1 million in the first quarter of 2007. Effective February 1, 2008, the Company has consolidated the results of operations of the equity affiliates due to the purchase of the minority interests as described in Note B.

Income tax expense of $0.1 million in the first quarter of 2008 is primarily related to foreign income taxes. No domestic tax provision was provided in either the first quarter of 2008 or 2007 due to the Company’s net losses.

The Company had a net loss of $3.0 million or $0.07 per diluted share in the first quarter of 2008 compared to a net loss of $5.1 million or $0.12 per diluted share in the first quarter of 2007.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated loss before income taxes:

(Dollars in millions)	February 29, 2008	February 28, 2007
Segment Sales:
Performance Chemicals	$118.9	$105.8
Decorative Products	71.7	59.0

Consolidated net sales	$190.6	$164.8

Segment Operating Profit:
Performance Chemicals	$2.6	$3.6
Decorative Products	(.1)	(.8)
Interest expense	(3.4)	(4.9)
Corporate expense	(2.0)	(3.0)

Consolidated loss before income tax	$(2.9)	$(5.1)

Performance Chemicals

Performance Chemicals’ net sales increased 12.4% to $118.9 million during the first quarter of 2008 compared to $105.8 million during the first quarter of 2007. The higher sales were driven by volume increases of $10.3 million, higher selling prices of $2.2 million and $0.6 million of favorable foreign exchange translation. Net sales for the Paper and Carpet chemicals product line increased to $77.6 million during the first quarter of 2008 compared to $70.5 million during the first quarter of 2007, primarily as a result of higher selling prices of $1.8 million and volume increases of $5.3 million due to market share gains in paper chemicals and modest volume increases in carpet chemicals compared to a weak first quarter in 2007. At the end of the first quarter of 2008, the Company lost approximately 20 million pounds on an annualized basis or $17.0 million of future carpet chemical volume due to a customer plant closing and realignment of suppliers. Net sales for the Specialty Chemicals product line increased to $41.3 million during the first quarter of 2008 compared to $35.3 million during the first quarter of 2007, primarily due to volume increases of $5.0 million, higher selling prices of $0.4 million and favorable foreign exchange translation of $0.6 million.

This segment generated an operating profit of $2.6 million in the first quarter of 2008 compared to $3.6 million in the first quarter of 2007. The decrease in segment operating profit was due to higher raw material costs of $4.5 million and higher transportation costs of $0.9 million partially offset by higher selling prices of $2.2 million, higher volume of $1.9 million and other manufacturing cost reductions of $0.3 million.

Decorative Products

Decorative Products net sales increased by 21.5% to $71.7 million in the first quarter of 2008 from $59.0 million in the first quarter of 2007. Included in 2008 are $8.1 million of sales from the Asian operations. Contract Interiors net sales of $31.5 million during the first quarter of 2008 were $3.1 million higher than the first quarter of 2007 primarily due to higher volume in both domestic and European wallcovering and favorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line increased to $25.0 million during the first quarter of 2008 compared to $15.8 million during the first quarter of 2007, primarily as a result of the additional sales from the Asian operations of $7.3 million and higher volume in transportation and marine of $1.7 million. Net sales for the Laminates product line increased to $15.2 million during the first quarter of 2008 compared to $14.8 million during the first quarter of 2007, primarily due to the additional sales from the Asian operations of $0.8 million and higher volume in manufactured housing of $0.4 million, partially offset by lower volume in kitchen and bath, furniture and consumer electronics.

The operating loss declined $0.7 million to $0.1 million for the first quarter of 2008 as compared to $0.8 million for the first quarter of 2007. The operating loss improvement was primarily due to increased volumes of $1.3 million, higher selling prices of $0.7 million, lower manufacturing costs of $0.5 million and a $0.2 million settlement with an insurer, partially offset by higher raw materials of $1.4 million, higher transportation costs of $0.3 million and higher utility costs of $0.5 million. The segment operating profit for 2007 included restructuring and severance charges of $0.2 million resulting primarily from workforce reductions. Management excludes these charges when evaluating the results of the Company’s segments.

Corporate

Interest expense decreased to $3.4 million during the first quarter of 2008 from $4.9 million in the first quarter of 2007. The decrease is due to significantly lower average interest rates primarily due to the debt refinancing in May 2007, and overall lower market rates partially offset by higher average debt levels.

Corporate expenses decreased to $2.0 million in the first quarter of 2008 from $3.0 million in the first quarter of 2007. Included in 2008 is a gain of $0.4 million related to a settlement with an insurer. Included in the first quarter of 2007 is restructuring and severance expense of $0.1 million.

The Company recorded a tax expense of $0.1 million in the first quarter of 2008 and had no tax expense in the first quarter of 2007. The expense recorded in 2008 was primarily due to foreign taxes. The effective rates of 3.4% and 0% in the first quarters of 2008 and 2007, respectively, were below the statutory rate of 35% primarily due to the Company’s net tax loss carryforwards. Valuation allowances have been provided for deferred tax assets as a result of the Company’s prior losses. At present, the Company has $133.0 million of domestic federal net operating loss carryforwards.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Quarters Ended
(Dollars in millions)	February 29, 2008	February 28, 2007	Change
Cash used in operating activities	$(13.5)	$(15.4)	$1.9
Cash used in investing activities	$(28.1)	$(2.7)	$(25.4)
Cash provided by financing activities	$43.2	$.9	$42.3
Increase (Decrease) in cash and cash equivalents	$2.2	$(16.5)	$18.7

Cash used by operating activities was $13.5 million in the first quarter of 2008, compared to $15.4 million in the first quarter of 2007. Cash used by operations decreased in 2008 primarily due to the lower operating loss in the first quarter of 2008.

In the first quarter of 2008, $28.1 million was used for investing activities, as compared to $2.7 million in the first quarter of 2007. The increase in the first quarter of 2008 is primarily due to the acquisition of the Decorative Products Asian operations for which the Company paid $28.0 million plus acquisition-related fees of approximately $1.0 million, less cash acquired at the China and Thailand companies of approximately $4.0 million. Additionally, the first quarter of 2008 includes $3.1 million for capital expenditures compared to $2.6 million in the first quarter of 2007. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2008 to be approximately $15 – $17 million. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the remainder of the year. If necessary, a portion of capital expenditures can be funded through borrowings under its current credit facility.

Cash provided by financing activities in the first quarter of 2008 of $43.2 million was primarily related to borrowings under the revolving credit facility for the Decorative Products Asian operations acquisition and seasonal working capital usage, partially offset by a $3.9 million excess cash flow payment on the Company’s $150 Million Term Loan Credit Agreement as described below under “Long-Term Debt”. Cash provided by financing activities in the first quarter of 2007 of $0.9 million was primarily related to borrowings under the revolving credit facility. Total debt was $196.6 million as of February 29, 2008 and $149.9 million as of November 30, 2007 compared to $165.8 million as of February 28, 2007. The increase in debt included $29.0 million of borrowings to fund the purchase price and transaction fees and $3.4 million of debt assumed in connection with the Decorative Products Asian joint venture acquisitions. Normal seasonal first quarter working capital usage was $14.3 million.

Long-Term Debt

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $0.8 million were paid during 2007. The annual excess cash payment of $3.9 million was paid by the Company on February 28, 2008. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries.

The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At February 29, 2008, the Company was in compliance with this requirement with a ratio of 3.9 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of up to $75 million, provided that certain requirements are met including an interest coverage ratio and a senior secured leverage ratio. The Company has not utilized these additional borrowings as of February 29, 2008.

Proceeds of the Term Loan, along with cash, restricted cash and other resources of the Company, were used to redeem the Company’s $165 Million 11 1/4% Senior Secured Notes (“Notes”) during May and June of 2007. In connection with the redemption of the Notes, the Company paid $9.8 million in premium and tender fees. Additionally, the Company wrote off $2.6 million of unamortized debt issuance costs which were being amortized over the term of the Notes.

On May 31, 2007, the Company entered into a 5 year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 2.50%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the fair value of the derivative instrument will be recognized in Accumulated other comprehensive income, until it is realized. The fair value of the swap as of February 29, 2008 was a loss of $4.3 million, with a corresponding adjustment to other liabilities. The effective interest rate for the Term Loan as of February 29, 2008 was 7.46%. There was no ineffectiveness on the interest rate swap recognized during the first quarter of 2008.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million, the Company must maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an additional increase in available borrowings under the Facility of up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at February 29, 2008. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at February 29, 2008. The effective interest rate for the Facility was 4.92% as of February 29, 2008.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at February 29, 2008.

Foreign debt outstanding with banks was $4.2 million at February 29, 2008.

At February 29, 2008, the Eligible Borrowing Base under the Facility was $84.0 million, outstanding letters of credit were $3.4 million and amounts borrowed were $47.4 million. At February 29, 2008, the amount available for borrowing under the Facility was $33.2 million.

Purchase Transaction

On January 8, 2008, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. (“DPS”), a Singapore limited company and CPPC – Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and Beston OMNOVA Plastics (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, was acquired from CPPC Public Company Limited for $28.0 million in cash, and a contingent payment of $2.0 million based on the achievement of certain 2008 financial results at CPD. The acquisition was effective December 31, 2007. In connection with the acquisition, the Company incurred approximately $1.0 million in transaction costs and assumed debt of $3.4 million.

The transaction was accounted for as a purchase. The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008. As these entities report to the Company on a one month delay, the consolidated results of operations for the three months ended February 29, 2008 include the results of operations for CPD, CGO and Taicang on the equity method for two months and full consolidation for one month.

The Company is currently conducting a fair value analysis of the assets purchased and liabilities assumed. Based on the preliminary estimate of fair values the purchase price, including $28.0 million of cash paid, the contingent liability of $2.0 million and transaction costs of $1.0 million was allocated as follows:

(Dollars in millions)
Current assets	$23.7
Property, plant & equipment	20.0
Intangible assets	2.6
Other assets	1.1

Current liabilities	(12.3)
Non-current liabilities	(1.2)
Deferred tax liability	(2.9)

Net	$31.0

As the fair-value analysis has not been finalized, the above adjustments are preliminary and are subject to change. The Company expects to complete the fair value analysis by May 31, 2008.

The unaudited pro forma effect of the acquisition of CPD, CGO and Taicang on the Company’s revenues, net loss and net loss per share, had the acquisition occurred on December 1, 2007 and 2006, respectively, is as follows:

	Three Months Ended
(Dollars in millions)	February 29, 2008	February 28, 2007
Revenues	$209.2	$185.7
Net loss	(3.4)	(5.4)
Basic and diluted loss per share	(.08)	(.13)

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

Except as described below, information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended November 30, 2007, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

On December 1, 2007, the Company adopted FASB Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As a result of adopting FIN 48, the Company did not recognize any adjustment to retained earnings relating to unrecognized tax benefits. The Company’s liability for unrecognized tax benefits at adoption totaled approximately $4.9 million, none of which would, if recognized, impact the Company’s effective tax rate. No interest and penalties were recognized.

During the first quarter of 2008, the liability for unrecognized tax benefits increased by $2.3 million, the majority of which relates to the purchase transaction described in Note B of the Company’s Consolidated Interim Financial Statements. In addition, the Company accrued $1.0 million of interest and penalties related to the acquisition.

At February 29, 2008, the total unrecognized tax benefits were $7.2 million, which included $1.0 million of penalties and interest. Of the total $7.2 million, $1.7 million would, if recognized, impact the Company’s effective tax rate. The Company does not expect any changes in unrecognized tax benefits to materially impact the Company’s consolidated financial statements during the next twelve months.

Interest and penalties, net, related to unrecognized tax benefits are recorded as a component of income tax expense. As of February 29, 2008, the Company had accrued approximately $1.0 million for interest and penalties as described above, $0.2 million of which was recorded during the first quarter in the Consolidated Statements of Operations in Equity earnings of affiliates prior to the acquisition of the Decorative Products Asian operations.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2002.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 29, 2008 reflects an accrual for environmental remediation of $0.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs approximately 2,810 employees at offices, plants and other facilities located principally throughout the United States, the United Kingdom, China and Thailand. The Company believes its relationship with employees is good. Approximately 17% or 490 of the Company’s employees are covered by collective bargaining agreements.

New Accounting Pronouncements

Effective November 30, 2006, the Company adopted the recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this Statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Company has not yet adopted the measurement provisions of this Statement and is in the process of determining the impact of the adoption on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on December 1, 2007. The adoption of SFAS No. 157 on the Company’s financial assets and liabilities, which are principally comprised of cash equivalents and derivatives, did not have a material impact on their fair value measurement or required expanded disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised 2007) replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This statement requires non-controlling interests to be classified as equity in the balance sheet and income and comprehensive income attributed to the non-controlling interest, if any, will be included in income and comprehensive income. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is in the process of evaluating the impact, if any, that adoption of this statement will have on the financial statements of the Company.

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements,” as defined by federal securities laws. Forward-looking statements may address a number of matters including the Company’s business, markets in which the Company operates, results of operations, financial condition, significant accounting policies and management judgments, and include statements based on current beliefs, assumptions, expectations, estimates, forecasts and projections about these items and other matters. Words such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates. Other risks and uncertainties are more specific to the Company’s operations. These risks and uncertainties and the achievement of expected results depend on many factors, some or all of which are not predictable or within the Company’s control. Certain risk factors facing the Company are described below or elsewhere in this Form 10-Q. Risk factors could adversely affect our results and, in some cases, such effect could be material.

Factors that may cause actual results to differ materially from expected results include, among others:

•	General economic trends affecting the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Customer and/or competitor consolidation;

•	Ability to successfully develop and commercialize new products;

•	Customer ability to compete against increased foreign competition;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Operational issues at the Company’s facilities;

•	The Company’s strategic alliance and acquisition activities;

•	Acts of war or terrorism, natural disasters or other acts of God;

•	Changes in governmental and regulatory policies;

•	Compliance with extensive environmental, health and safety laws and regulations;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Assumptions used in determining pension plan expense and funding, such as return on assets and discount rates and changes in pension funding regulations;

•	Adverse litigation judgment and absence of or inadequacy of insurance coverage for such judgment;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Substantial debt and leverage and the ability to service that debt;

•	Significant increase in applicable short-term borrowing rates; and

•	Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2007.

All written and verbal forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risk factors and cautionary statements contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 and herein. Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation, and specifically declines any obligation other than imposed by law to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note D to the Unaudited Interim Consolidated Financial Statements, the Company’s domestic and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $145.0 million and $47.4 million, respectively, as of February 29, 2008. Non-domestic borrowings with banks were $4.2 million as of February 29, 2008. The Company has one fixed rate interest rate swap agreement for $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 7.73%. The fair value of the swap was a loss of $4.3 million as of February 29, 2008. The weighted average effective interest rate of the Company’s outstanding debt was 7.32% as of February 29, 2008 annually. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business. The Company has an accumulated gain of $5.7 million as of February 29, 2008, which is included in accumulated other comprehensive loss, primarily due to the favorable currency translation of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 29, 2008, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended February 29, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, the effect that the ultimate resolution of these matters may have on the financial condition, results of operations or cash flow of the Company is difficult to predict because any such effect depends on both future results of operations and the amount and timing of the resolution of these matters. However, based on information currently available to the Company, the Company has not recorded any material accruals for probable loss contingencies and does not believe it is reasonably possible that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flow of the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2007. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations or cash flow. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations or cash flow.

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

OMNOVA Solutions Inc.

Date: April 9, 2008	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 9, 2008	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Business Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.