Form 10-Q
period 2008-05-31
OMNOVA SOLUTIONS INC
filed 2008-06-27
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2008	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At May 31, 2008, there were 42,833,096 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

2

Part I. Financial Information

Item 1.	Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Net Sales	$219.7	$188.0	$410.3	$352.8
Cost of products sold	185.9	150.9	346.0	285.6

Gross Profit	33.8	37.1	64.3	67.2

Costs and Expenses
Selling, general and administrative	27.5	25.2	52.6	50.5
Depreciation and amortization	6.4	5.2	11.8	10.1
Restructuring and severance	—	.1	—	.4
Interest expense	3.5	4.9	6.9	9.8
Equity earnings in affiliates, net	—	(.6)	(.2)	(.7)
Debt redemption expense	—	12.4	—	12.4
Other income, net	(.7)	(.3)	(1.0)	(.4)

	36.7	46.9	70.1	82.1

Loss before income taxes	(2.9)	(9.8)	(5.8)	(14.9)
Income tax expense	.2	—	.3	—

Net Loss	$(3.1)	$(9.8)	$(6.1)	$(14.9)

Basic and Diluted Loss Per Share
Net Loss	$(.07)	$(.23)	$(.14)	$(.36)

See notes to the unaudited interim consolidated financial statements.

3

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Amounts)

	May 31, 2008	November 30, 2007
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$13.1	$12.6
Accounts receivable, net	122.1	102.2
Inventories	58.6	30.6
Prepaid expenses and other	9.2	3.1

Total Current Assets	203.0	148.5
Property, plant and equipment	525.0	456.9
Accumulated depreciation	(362.1)	(321.1)

	162.9	135.8
Trademarks and other intangible assets, net	6.8	4.2
Investment in affiliates	—	22.2
Prepaid pension asset	9.2	9.8
Deferred income taxes	2.8	1.7
Other assets	4.8	4.2

Total Assets	$389.5	$326.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$6.1	$5.3
Accounts payable	79.1	62.0
Accrued payroll and personal property taxes	11.0	14.2
Employee benefit obligations	3.4	3.3
Deferred income taxes	1.7	1.7
Other current liabilities	5.6	5.3

Total Current Liabilities	106.9	91.8
Long-term debt	191.8	144.6
Postretirement benefits other than pensions	10.7	11.0
Pension liability	2.5	2.4
Deferred income taxes	2.8	—
Other liabilities	13.3	11.3

Total Liabilities	328.0	261.1

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 43.4 million shares issued as of May 31, 2008 and November 30, 2007	4.3	4.3
Additional contributed capital	315.7	314.9
Retained deficit	(249.4)	(243.3)
Treasury stock at cost; 0.5 million and 0.8 million shares as of May 31, 2008 and November 30, 2007, respectively	(5.7)	(6.7)
Accumulated other comprehensive loss	(3.4)	(3.9)

Total Shareholders’ Equity	61.5	65.3

Total Liabilities and Shareholders’ Equity	$389.5	$326.4

See notes to the unaudited interim consolidated financial statements.

4

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Six Months Ended
	May 31, 2008	May 31, 2007
Operating Activities
Net loss	$(6.1)	$(14.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity earnings in affiliates	(.2)	(.7)
Depreciation, amortization and loss on sale of fixed assets	11.8	10.1
Non-cash stock compensation expense	.6	.4
Debt redemption expense	—	12.4
Other	(1.2)	1.9
Changes in operating assets and liabilities:
Current assets	(15.3)	(15.4)
Current liabilities	(.9)	(4.9)
Other non-current assets	.2	1.7
Other non-current liabilities	(3.6)	(3.8)

Net Cash Used In Operating Activities	(14.7)	(13.2)

Investing Activities
Capital expenditures	(6.9)	(6.1)
Cash paid for acquisitions, less cash acquired	(25.0)	—
Use of restricted cash	—	12.3

Net Cash (Used In) Provided By Investing Activities	(31.9)	6.2

Financing Activities
Long-term debt incurred	365.5	392.7
Long-term debt paid	(318.3)	(389.2)
Net short-term debt (paid) incurred	(2.8)	4.5
Cash paid for debt redemption and refinance costs	—	(12.0)
Restricted cash for debt redemption	—	(3.4)
Other	.2	.2

Net Cash Provided By (Used In) Financing Activities	44.6	(7.2)
Effect of exchange rate changes on cash	2.5	1.4

Net Increase (Decrease) In Cash And Cash Equivalents	.5	(12.8)
Cash and cash equivalents at beginning of period	12.6	26.4

Cash And Cash Equivalents At End Of Period	$13.1	$13.6

Supplemental Cash Flows Information
Cash paid:
Interest	$6.4	$18.3
Income taxes	$—	$—

See notes to the unaudited interim consolidated financial statements.

5

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2008

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

The Company has historically experienced stronger sales and operating results in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, refurbishment and construction over the holidays and cold weather months.

A detailed description of the Company’s significant accounting policies and management judgments is included in the audited consolidated financial statements for the year ended November 30, 2007, in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Segment operating profit represents net sales less applicable costs, expenses and any provisions for restructuring, severance, asset write-offs and work stoppage costs. Segment operating profit excludes unallocated corporate headquarters expenses, interest expense, income taxes and any provisions for corporate headquarters restructuring and severance. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel, entertainment, depreciation, utility costs and outside services.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on December 1, 2007. The adoption of SFAS No. 157 related to the Company’s financial assets and liabilities, which are principally comprised of cash equivalents and derivatives, did not have a material impact on their fair value measurement or require expanded disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised 2007) replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This statement requires non-controlling interests to be classified as equity in the balance sheet. The income and comprehensive income attributed to the non-controlling interest, if any, is to be included in income and comprehensive income of the consolidating entity. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is in the process of evaluating the impact, if any, that the adoption of this statement will have on the financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. This statement is effective for the Company on December 1, 2008 with early application encouraged. The adoption of this statement is not expected to have a material effect on the financial statements of the Company.

Note B – Purchase Transaction

On January 8, 2008, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. (“DPS”), a Singapore limited company and CPPC – Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and OMNOVA Decorative Products (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, was acquired from CPPC Public Company Limited for $28.0 million in cash, a contingent payment of $2.0 million based on the achievement of certain 2008 financial results at CPD and approximately $1.0 million in transaction costs. The acquisition was effective December 31, 2007. In connection with the acquisition, the Company assumed debt of $3.4 million.

The transaction was accounted for as a purchase. The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008. As these entities report to the Company on a one month delay, the consolidated results of operations for the six months ended May 31, 2008 include the results of operations for CPD, CGO and Taicang on the equity method for two months and full consolidation for four months.

The Company is currently conducting a fair value analysis of the assets purchased and liabilities assumed. Based on the preliminary estimate of fair values, the purchase price was allocated as follows:

Current assets	$23.7
Property, plant & equipment	20.0
Intangible assets	2.6
Other assets	1.1

Current liabilities	(12.3)
Non-current liabilities	(1.2)
Deferred tax liability	(2.9)

Net	$31.0

As the fair-value analysis has not been finalized, the above allocations are preliminary and are subject to change. The Company expects to complete the fair value analysis by August 31, 2008.

If the acquisition of CPD, CGO and Taicang had occurred on December 1, 2007 and 2006, the Company’s proforma results would have been as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Revenues	$219.7	$208.5	$429.0	$394.1
Net loss	(3.1)	(9.4)	(6.5)	(14.8)
Basic and diluted loss per share	(.07)	(.23)	(.15)	(.35)

Note C – Fair Value Measurements

As described in Note A, effective December 1, 2007, the Company adopted SFAS No. 157 for financial assets and liabilities. The Company’s financial assets and liabilities measured at fair value are grouped in three levels. The three levels of inputs used to measure fair value are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2- Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in an active market, quoted prices in markets that are not active; and model-derived valuations in which all significant inputs are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following financial assets and liabilities were measured at fair value on a recurring basis during the six months ended May 31, 2008:

	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Foreign currency exchange contracts	$.2	$—	$.2	$—

Total assets	$.2	$—	$.2	$—

Financial liabilities:
Interest rate swap	$2.4	$—	$2.4	$—

Total liabilities	$2.4	$—	$2.4	$—

Foreign currency exchange contracts are used by the Company’s Thailand entity to manage risks from the change in exchange rate of the Thai Baht on sales made in U.S. dollars. The interest rate swap is used to manage risk from changes in interest rates on $50 million of the Company’s $150 million Term Loan Credit Agreement. The fair value of the Company’s foreign currency exchange contracts is based on observable exchange rates for similar instruments. The fair value of the Company’s interest rate swap is based on observable interest rate yield curves for similar instruments.

The Company also reported additional financial assets and liabilities at their respective carrying amounts as the carrying amounts approximate fair value due to the short term maturity of those items. These include: cash and cash equivalents, receivables, bank overdrafts, accounts payables, notes payables, accrued liabilities and the current portion of long-term debt. In addition, the Company’s long-term debt bears interest at variable rates and therefore, its carrying value approximates its fair value.

Note D – Inventories

Inventories are stated at the lower of cost or market value. Approximately 60% of inventories are priced by use of the last-in, first-out (“LIFO”) method using various dollar value pools. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s judgments of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method.

	May 31, 2008	November 30, 2007
Raw materials and supplies	$30.6	$16.6
Work-in-process	5.8	2.2
Finished products	56.0	44.5

Approximate replacement cost of inventories	92.4	63.3
LIFO inventory reserve	(23.4)	(23.2)
Other reserves	(10.4)	(9.5)

Inventories	$58.6	$30.6

Note E – Long-Term Debt and Credit Lines

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $0.8 million were paid during 2007. The 2007 annual calculated excess cash payment of $3.9 million was paid by the Company on February 28, 2008. The Company does not expect to be required to make an annual excess free cash flow payment for fiscal 2008, due to the Asian businesses acquisition. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At May 31, 2008, the Company was in compliance with this requirement with a ratio of 4.4 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of May 31, 2008.

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

Note E – Long-Term Debt and Credit Lines (Continued)

On May 31, 2007, the Company entered into a 5 year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 2.50%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the fair value of the derivative instrument will be recognized in Accumulated Other Comprehensive Income, until it is realized. The fair value of the swap as of May 31, 2008 was a loss of $2.4 million, with a corresponding adjustment to other liabilities. The effective interest rate for the Term Loan in the second quarter and first six months of 2008 was 7.42% and 7.46%, respectively. There was no ineffectiveness on the interest rate swap recognized during the first half of 2008.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an additional increase in available borrowings under the Facility of up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at May 31, 2008. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at May 31, 2008. The effective interest rate for the Facility in the second quarter and first half of 2008 was 4.18% and 4.59%, respectively, compared to 6.93% and 8.27% in the second quarter and first half of 2007, respectively.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at May 31, 2008.

At May 31, 2008, the Eligible Borrowing Base under the Facility was $83.1 million, outstanding letters of credit were $6.6 million and amounts borrowed were $48.7 million. At May 31, 2008, the amount available for borrowing under the Facility was $27.8 million.

Foreign debt outstanding with banks was $4.6 million at May 31, 2008.

Note F – Loss Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted loss per share and the computation of basic and diluted loss per share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Numerator
Net loss	$(3.1)	$(9.8)	$(6.1)	$(14.9)

	(Shares in millions)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	42.2	41.8	42.1	41.7
Effect of dilutive securities	—	—	—	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	42.2	41.8	42.1	41.7

Basic and Diluted Loss Per Share
Net loss	$(.07)	$(.23)	$(.14)	$(.36)

Options to purchase common stock and unvested restricted stock of the Company totaling 3.9 million shares and 4.2 million shares during the second quarters of 2008 and 2007, respectively, and 3.9 million shares and 4.2 million shares during the first half of 2008 and 2007, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. The second amendment to the Plan, which was approved by shareholders on March 22, 2007, also added a fungible share design, changed share counting provisions and dividend rights, added additional metrics to management objectives and other administrative changes. As of May 31, 2008, approximately 2.2 million shares of Company common stock remained available for grants under the Plan.

Note G – Share-Based Employee Compensation (Continued)

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

There were no stock options exercised and 461,504 stock options expired or were forfeited during the first six months of 2008. There were no options issued during the first half of 2008.

Restricted stock grants consist of the Company’s common stock. The Board has set a three year vesting period for most of the issued and outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first half of 2008, there were 12,000 restricted shares of stock awarded with a weighted average grant date fair value of $4.02 per share, 6,000 restricted shares vested and 14,750 restricted shares were forfeited. In addition, 25,928 deferred shares were issued during the first half of 2008.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.3 million and $0.2 million during the second quarters of 2008 and 2007, respectively and $0.6 million and $0.4 million during the first half of 2008 and 2007, respectively.

As of May 31, 2008, there was $1.6 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note H – Comprehensive Income (Loss)

The components of comprehensive loss were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Net loss	$(3.1)	$(9.8)	$(6.1)	$(14.9)
Unrecognized gain on interest rate swap	1.9	—	.1	—
Foreign currency translation gain (loss)	1.6	.8	(.9)	1.4
Employee benefit plan amendment	—	4.9	—	4.9
Defined benefit pension plans:
Amortization of net prior service cost	.1	—	.2	—
Amortization of net gain	—	—	1.1	—

Comprehensive income (loss)	$.5	$(4.1)	$(5.6)	$(8.6)

Note I – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

	Pension Plans		Health Care Plans
	2008	2007	2008	2007
Three months ended May 31, 2008 and 2007
Service costs	$1.0	$.9	$—	$.1
Interest costs	3.3	3.1	.2	.3
Expected return on assets	(4.0)	(3.8)	—	—
Amortization of net loss (gain)	.7	.9	(.5)	—
Amortization of prior service costs	.2	.2	(.1)	(.6)

Net periodic cost (income)	$1.2	$1.3	$(.4)	$(.2)

	Pension Plans		Health Care Plans
	2008	2007	2008	2007
Six months ended May 31, 2008 and 2007
Service costs	$2.1	$1.9	$—	$.1
Interest costs	6.6	6.2	.4	.6
Expected return on assets	(8.0)	(7.6)	—	—
Amortization of net loss (gain)	1.4	1.8	(1.1)	(1.2)
Amortization of prior service costs	.4	.4	(.2)	—

Net periodic cost (income)	$2.5	$2.7	$(.9)	$(.5)

Based on current pension asset performance, interest rate and discount rate assumptions, the Company does not anticipate making cash contributions to the pension fund before 2011.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to all domestic employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. All Company contributions are made with company stock. The non-cash cost of this plan was approximately $0.6 million for each of the three months ended May 31, 2008 and 2007, and approximately $1.0 million and $1.2 million for the six months ended May 31, 2008 and 2007, respectively.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.2 million for each of the three months ended May 31, 2008 and 2007, and $0.4 million for each of the six month periods ended May 31, 2008 and 2007.

Note J – Contingencies

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, the effect that the ultimate resolution of these matters may have on the financial condition, results of operations or cash flow of the Company is difficult to predict because any such effect depends on both future results of operations and the amount and timing of the resolution of these matters. However, based on information currently available to the Company, the Company does not believe it is reasonably possible that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flow of the Company and, accordingly, has not recorded any material accruals for probable loss contingencies.

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

The Company’s operations are located primarily in the United States, United Kingdom, China and Thailand. Inter-area sales are not significant to the total sales of any geographic area. There was one customer that accounted for 11.0% of consolidated net sales during the first half of 2008.

Segment operating profit represents net sales less applicable costs, expenses and any provisions for restructuring and severance costs, asset write-offs and work stoppage costs. However, management excludes restructuring and severance costs, asset write-offs and work stoppage costs when evaluating the results and allocating resources to the segments.

Note K – Business Segment Information (Continued)

Segment operating profit excludes unallocated corporate headquarters expenses, interest expense, income taxes and any provisions for corporate headquarters restructuring and severance. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility cost and outside services.

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated loss before income taxes.

	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$79.8	$75.3	$157.4	$145.8
Specialty Chemicals	45.4	41.1	86.7	76.4

Total Performance Chemicals	$125.2	$116.4	$244.1	$222.2

Decorative Products
Contract Interiors	$31.6	$31.0	$63.1	$59.4
Coated Fabrics	46.2	21.4	71.2	37.2
Laminates	16.7	19.2	31.9	34.0

Total Decorative Products	$94.5	$71.6	$166.2	$130.6

Total Net Sales	$219.7	$188.0	$410.3	$352.8

Segment Operating Profit
Performance Chemicals	$1.9	$5.8	$4.5	$9.4
Decorative Products	1.1	4.2	1.0	3.4

Total Segment Operating Profit	3.0	10.0	5.5	12.8
Interest expense	(3.5)	(4.9)	(6.9)	(9.8)
Corporate expense	(2.4)	(2.5)	(4.4)	(5.5)
Debt redemption expense	—	(12.4)	—	(12.4)

Loss Before Income Taxes	$(2.9)	$(9.8)	$(5.8)	$(14.9)

	May 31, 2008	November 30, 2007
Total Assets
Performance Chemicals	$152.2	$144.1
Decorative Products	213.9	159.1
Corporate	23.4	23.2

	$389.5	$326.4

Note L – Income Taxes

The Company recorded income tax expense of $0.2 million and $0.3 million during the second quarter and first half of 2008 and had no tax expense in 2007.

On December 1, 2007, the Company adopted FASB Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Note L – Income Taxes (Continued)

As a result of adopting FIN 48, the Company did not recognize an adjustment to retained earnings relating to unrecognized tax benefits. The Company’s liability for unrecognized tax benefits at adoption totaled approximately $4.9 million, none of which would, if recognized, impact the Company’s effective tax rate. No interest and penalties were recognized.

During the three and six months ended May 31, 2008, the liability for unrecognized tax benefits increased by $0.2 million and $2.3 million, respectively. The increase relates to the acquisitions described in Note B. In addition, the Company accrued $1.0 million of interest and penalties related to this acquisition.

At May 31, 2008, the total unrecognized tax benefits were $7.5 million, which included $0.9 million of penalties and interest. Of the total $7.5 million, $1.8 million would, if recognized, impact the Company’s effective tax rate. The Company does not expect any changes in unrecognized tax benefits to materially impact the Company’s consolidated financial statements during the next twelve months.

Interest and penalties, net, related to unrecognized tax benefits are recorded as a component of income tax expense. As of May 31, 2008, the Company had accrued approximately $0.9 million for interest and penalties as described above, $0.2 million of which was recorded in the Consolidated Statements of Operations in Equity earnings in affiliates prior to the acquisitions during the six months ended May 31, 2008.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2002.

As of May 31, 2008, the Company had approximately $133.0 million of domestic federal net operating losses (NOL’s) and $182.6 million of state and local NOL’s with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOL’s expire in the years 2020 through 2028. Due to the Company’s history of losses and uncertainties associated with predicting future taxable income, the Company has a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Note K to the Company’s Consolidated Interim Financial Statements, the Company operates in two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, adhesives, paper tape, tire cord, floor polish, textiles, graphic arts, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, recreational vehicles, manufactured housing and a variety of industrial film applications.

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

The Company’s chief operating decision maker evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A of the Company’s Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note K of the Company’s Consolidated Financial Statements.

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

Results of Operations for the Three and Six Months Ended May 31, 2008 Compared to the Three and Six Months Ended May 31, 2007

The Company’s net sales in the second quarter of 2008 were $219.7 million as compared to $188.0 million in the second quarter of 2007. The Company’s Performance Chemicals business segment revenue increased by 7.6% while the Decorative Products business segment revenue increased 32.0%. Contributing to the sales increase in 2008 were sales of $24.0 million from the Decorative Products Asian businesses acquired in the first quarter of 2008, favorable pricing of $11.4 million and positive foreign exchange translation of $0.1 million partially offset by net volume declines of $3.8 million. The lower volumes primarily occurred in two product lines sold to the residential housing industry: Performance Chemicals’ carpet business and Decorative Products’ laminate business. Excluding the Decorative Products Asian businesses, the Company’s sales grew $7.7 million or 4.1%.

The Company’s net sales in the first half of 2008 were $410.3 million as compared to $352.8 million in the first half of 2007. The Company’s Performance Chemicals business segment revenue increased by 9.9% while the Decorative Products business segment revenue increased 27.3%. Contributing to the sales increase in 2008 were sales of $32.1 million from the Decorative Products Asian businesses, favorable pricing of $14.3 million, improved unit volumes of $10.1 million and favorable foreign exchange translation of $1.0 million. Excluding the Decorative Products Asian businesses, the Company’s sales grew $25.4 million or 7.2%. Effective December 31, 2007, the Company acquired the remaining 49.9% interest of its Decorative Products joint venture companies in China and Thailand for $28 million in cash, and a contingent payment of $2.0 million based on the achievement of certain 2008 financial results at its Thailand business. In connection with the acquisition, the Company incurred approximately $1.0 million in transaction costs and assumed debt of $3.4 million. Previously, the Company used the equity method of accounting to record its proportionate share of the net income or loss of these Asian businesses. The operating results of the Decorative Products Asian businesses are recognized on a one-month lag. Accordingly, for the first six months of 2008, the Company recorded two months using the equity method of accounting and four months on a fully-consolidated basis.

Gross profit in the second quarter of 2008 was $33.8 million with a gross profit margin of 15.4% compared to gross profit of $37.1 million and a gross profit margin of 19.7% in the second quarter of 2007. The lower margins were primarily due to higher costs for raw materials, utilities, product mix in North America and lower gross margins in the Asian businesses. Cost of goods sold for the second quarter of 2008 increased $35.0 million to $185.9 million. The increase was primarily due to the inclusion of manufacturing costs of $25.7 million from the Decorative Products Asian businesses and higher raw material costs of $14.4 million, partially offset by lower volumes of $2.9 million and lower manufacturing expense of $2.2 million primarily in North America.

Gross profit in the first half of 2008 was $64.3 million with a gross profit margin of 15.7% compared to gross profit of $67.2 million and a gross profit margin of 19.0% in the first half of 2007. Cost of goods sold for the first half of 2008 increased $60.4 million to $346.0 million. This increase was primarily due to the inclusion of manufacturing costs of $34.3 million from the Decorative Products Asian businesses, higher raw material costs of $20.3 million, $8.9 million related to increased volumes and higher transportation costs of $1.2 million, partially offset by lower manufacturing costs of $4.3 million primarily in North America.

During the second quarter and first half of 2008, the Company has experienced record-high prices for several key raw materials as well as increases in most secondary raw materials, transportation costs and utilities cost. The Company expects raw material costs to continue to increase in the third quarter. The Company has implemented selling price increases across most product lines and, due to the volatile raw material cost environment, the Company believes that further price increases will be required. Additionally, one key raw material, butadiene, is on industry-wide allocation. Although butadiene supply was reduced slightly, the Company was able to satisfy all of its customers’ needs through the second quarter of 2008. Further tightening of the allocation could result in lower sales volume.

Selling, general and administrative expense in the second quarter of 2008, which included $1.7 million from the Decorative Products Asian businesses, increased to $27.5 million, or 12.5% of sales. This compares to $25.2 million, or 13.4% of net sales, in the second quarter of 2007.

Selling, general and administrative expense in the first half of 2008, which included $2.2 million from the Decorative Products Asian businesses, increased to $52.6 million, or 12.8% of sales. This compares to $50.5 million, or 14.3% of net sales, in the first half of 2007. Included in the first half of 2008 is a gain of $0.6 million related to a settlement with an insurer.

Interest expense was $3.5 million and $4.9 million for the second quarters of 2008 and 2007, respectively and $6.9 million and $9.8 million for the first half of 2008 and 2007, respectively. The decrease in both the second quarter and first six months of 2008 was due to significantly lower average interest rates as a result of the Company’s refinancing actions in 2007 and lower base interest rates partially offset by higher average debt levels. Total debt at May 31, 2008 was $197.9 million, up $48.0 million from November 30, 2007. The increase in debt included $32.4 million of borrowings and assumed debt to fund the purchase price and transaction fees of the Decorative Products Asian joint venture acquisitions in January 2008. Normal seasonal working capital usage was $15.6 million.

There were no equity earnings in affiliates in the second quarter of 2008 and $0.2 million in the first half of 2008, as compared to $0.6 million and $0.7 million in the second quarter and first half of 2007, respectively. Effective February 1, 2008, the Company has consolidated the results of operations of the equity affiliates due to the purchase of the minority interests as described in Note B.

Income tax expense was $0.2 million in the second quarter of 2008 and $0.3 million in the first half of 2008, primarily related to foreign income taxes. The Company did not record tax expense for the second quarter or first half of 2007. No domestic tax provision was provided in either the second quarters or first six months of 2008 or 2007 due to the Company’s net losses.

For the second quarter, the Company had a net loss of $3.1 million or $0.07 per diluted share in 2008 compared to a net loss of $9.8 million or $0.23 per diluted share in 2007. For the first six months, the Company had a net loss of $6.1 million or $0.14 per diluted share in 2008 compared to a net loss of $14.9 million or $0.36 per diluted share in 2007. Included in the second quarter and first half of 2007 are debt redemption costs of $12.4 million.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated loss before income taxes:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2008	2007	2008	2007
Segment Sales:
Performance Chemicals	$125.2	$116.4	$244.1	$222.2
Decorative Products	94.5	71.6	166.2	130.6

Consolidated net sales	$219.7	$188.0	$410.3	$352.8

Segment Operating Profit:
Performance Chemicals	$1.9	$5.8	$4.5	$9.4
Decorative Products	1.1	4.2	1.0	3.4
Interest expense	(3.5)	(4.9)	(6.9)	(9.8)
Corporate expense	(2.4)	(2.5)	(4.4)	(5.5)
Debt redemption expense	—	(12.4)	—	(12.4)

Consolidated loss before income tax	$(2.9)	$(9.8)	$(5.8)	$(14.9)

Performance Chemicals

Performance Chemicals’ net sales increased 7.6% to $125.2 million in the second quarter of 2008 compared to $116.4 million in the second quarter of 2007. The increase in sales was driven by higher selling prices of $10.4 million, partially offset by volume decreases of $1.6 million. Net sales for the Paper and Carpet chemicals product line increased to $79.8 million during the first quarter of 2008 compared to $75.3 million during the second quarter of 2007, primarily as a result of higher selling prices of $7.6 million and market share gains in paper chemicals offset by lower carpet volumes due to overall market declines, customer mix, mill closures and the loss of a large customer, which was previously announced in the first quarter of 2008. Net sales for the Specialty Chemicals product line increased to $45.4 million during the second quarter of 2008 compared to $41.1 million during the second quarter of 2007, primarily due to higher selling prices of $2.8 million and volume increases of $1.5 million.

This segment generated an operating profit of $1.9 million in the second quarter of 2008 compared to $5.8 million in the second quarter of 2007. The decrease of $3.9 million in segment operating profit was due to higher raw material costs of $12.6 million, lower volumes and unabsorbed manufacturing overhead of $1.7 million, partially offset by higher selling prices of $10.4 million.

Performance Chemicals’ net sales increased 9.9% to $244.1 million during the first half of 2008 compared to $222.2 million during the first half of 2007. The increase in sales was driven by higher selling prices of $12.6 million, volume increases of $8.7 million, and $0.6 million of favorable foreign exchange translation. Net sales for the Paper and Carpet chemicals product line increased to $157.4 million during the first half of 2008 compared to $145.8 million during the first half of 2007, primarily as a result of higher selling prices of $9.4 million and volume increases of $2.2 million due to market share gains in paper chemicals partially offset by a decline in carpet volumes. Net sales for the Specialty Chemicals product line increased to $86.7 million during the first half of 2008 compared to $76.4 million during the first half of 2007, primarily due to volume increases of $6.5 million, higher selling prices of $3.2 million and favorable foreign exchange translation of $0.6 million.

This segment generated an operating profit of $4.5 million in the first half of 2008 compared to $9.4 million in the first half of 2007. The decrease in segment operating profit was due to higher raw material costs of $17.1 million and higher manufacturing and transportation costs of $2.0 million partially offset by higher selling prices of $12.6 million, higher volume of $0.8 million and cost reductions and other of $0.8 million.

Decorative Products

Decorative Products net sales increased by 32.0% to $94.5 million in the second quarter of 2008 from $71.6 million in the second quarter of 2007. Included in 2008 are $24.0 million of sales from the Asian businesses. Contract Interiors net sales of $31.6 million during the second quarter of 2008 were $0.6 million higher than the second quarter of 2007 primarily due to higher volume in European wallcovering and favorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line increased to $46.2 million during the second quarter of 2008 compared with $21.4 million during the second quarter of 2007, primarily due to the inclusion of the Asian sales. Net sales for the Laminates product line decreased to $16.7 million during the second quarter of 2008 compared to $19.2 million during the second quarter of 2007, primarily due to lower volume in kitchen and bath, manufactured housing and display.

This segment generated an operating profit of $1.1 million in the second quarter of 2008 compared to an operating profit of $4.2 million in the second quarter of 2007. The decrease was primarily due to higher raw materials of $1.8 million, the Asian businesses incurring an operating loss of $0.9 million compared to equity earnings of $0.3 million, lower net volumes of $0.6 million and higher manufacturing and overhead costs of $0.5 million, partially offset by sales price increases of $1.0 million.

Decorative Products net sales increased by 27.3% to $166.2 million in the first half of 2008 from $130.6 million in the first half of 2007. Included in 2008 are $32.1 million of sales from the purchased Asian businesses. Contract Interiors net sales of $63.1 million during the first half of 2008 were $3.7 million higher than the first half of 2007 primarily due to higher volume in both domestic and European wallcovering and favorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line increased to $71.2 million during the first half of 2008 compared to $37.2 million during the first half of 2007, primarily as a result of the additional sales from the Asian businesses and higher volume in marine, rigids and industrial films of $1.9 million. Net sales for the Laminates product line decreased to $31.9 million during the first half of 2008 compared to $34.0 million during the first half of 2007, primarily due to lower volume.

The operating profit was $1.0 million for the first half of 2008 as compared to $3.4 million for the first half of 2007. The decrease was primarily due to higher raw materials of $3.2 million, lower profit on Asian businesses of $1.2 million and higher transportation costs of $0.4 million, partially offset by increased volumes of $0.7 million, higher selling prices of $1.7 million and a $0.2 million settlement with an insurer. The segment operating profit for 2007 also included restructuring and severance charges of $0.2 million resulting primarily from workforce reductions. Management excludes these changes when evaluating the results of the Company’s segments.

Corporate

Interest expense decreased to $3.5 million during the second quarter of 2008 from $4.9 million in the second quarter of 2007. Interest expense for the first half of 2008 decreased to $6.9 million from $9.8 million in the first half of 2007. The decrease is due to significantly lower average interest rates as a result of the Company’s refinancing actions in 2007 and lower base rates partially offset by higher average debt levels.

Corporate expenses were $2.4 million in the second quarter of 2008 compared to $2.5 million in the second quarter of 2007. For the first six months, corporate expenses were $4.4 million in 2008 compared to $5.5 million in 2007. Included in the first half of 2008 is a gain of $0.4 million related to a settlement with an insurer. Included in the first half of 2007 are restructuring and severance expenses of $0.2 million.

The Company recorded tax expense of $0.2 million in the second quarter of 2008 and had no tax expense in the second quarter of 2007. The Company recorded tax expense of $0.3 million in the first half of 2008 and had no tax expense in the first half of 2007. The expense recorded in 2008 was primarily due to foreign taxes. The effective rates of 6.9% and 0% in the second quarters of 2008 and 2007, respectively, and 5.2% and 0% for the first six months of 2008 and 2007, respectively, were below the statutory rate of 35% primarily due to the Company’s net tax loss carryforwards being fully offset by valuation allowances. At present, the Company has $133.0 million of domestic federal net operating loss carryforwards.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Six Months Ended May 31,
(Dollars in millions)	2008	2007	Change
Cash used in operating activities	$(14.7)	$(13.2)	$(1.5)
Cash (used in) provided by investing activities	$(31.9)	$6.2	$(38.1)
Cash provided by (used in) financing activities	$44.6	$(7.2)	$51.8
Increase (Decrease) in cash and cash equivalents	$.5	$(12.8)	$13.3

Cash used by operating activities was $14.7 million in the first half of 2008, compared to $13.2 million in the first half of 2007. Cash used by operations increased in 2008 primarily due to an increase in working capital. Days Sales Outstanding (“DSO”) were 47.7 days at May 31, 2008 compared to 46.1 days at May 31, 2007. The increase was primarily due to higher sales and the addition of the Decorative Products Asian businesses.

In the first half of 2008, $31.9 million was used for investing activities, as compared to $6.2 million provided in the first half of 2007. The increase in the first half of 2008 is primarily due to the acquisition of the Decorative Products Asian businesses for which the Company paid $28.0 million plus acquisition-related fees of approximately $1.0 million, less cash acquired at the China and Thailand companies of approximately $4.0 million. Additionally, the first half of 2008 includes $6.9 million for capital expenditures compared to $6.1 million in the first half of 2007. Also included in 2007 was $12.3 million of restricted cash, which was subsequently used to partially redeem the Company’s $165 million Senior Secured Notes as described below under “Long-Term Debt”. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2008 to be approximately $12 – $14 million. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the remainder of the year. If necessary, a portion of capital expenditures can be funded through borrowings under its current credit facility.

Cash provided by financing activities in the first half of 2008 of $44.6 million was primarily related to borrowings under the revolving credit facility for the Decorative Products Asian businesses acquisition and seasonal working capital usage, partially offset by a $3.9 million excess cash flow payment on the Company’s $150 Million Term Loan Credit Agreement as described below under “Long-Term Debt”. Cash used in financing activities in the first half of 2007 of $7.2 million was primarily related to cash paid for debt redemption expenses and refinancing costs. Total debt was $197.9 million as of May 31, 2008 and $149.9 million as of November 30, 2007 compared to $173.0 million as of May 31, 2007. The increase in debt included $32.4 million of borrowings to fund the purchase price, transaction fees and assumed debt in connection with the Decorative Products Asian joint venture acquisitions.

Long-Term Debt

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $0.8 million were paid during 2007. The 2007 annual calculated excess cash payment of $3.9 million was paid by the Company on February 28, 2008. The Company does not expect to be required to make an annual excess free cash flow payment for fiscal 2008, due to the Asian businesses acquisition. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At May 31, 2008, the Company was in compliance with this requirement with a ratio of 4.4 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of May 31, 2008.

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

On May 31, 2007, the Company entered into a 5 year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 2.50%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the fair value of the derivative instrument will be recognized in Accumulated Other Comprehensive Income, until it is realized. The fair value of the swap as of May 31, 2008 was a loss of $2.4 million, with a corresponding adjustment to other liabilities. The effective interest rate for the Term Loan in the second quarter and first six months of 2008 was 7.42% and 7.46%, respectively. There was no ineffectiveness on the interest rate swap recognized during the first half of 2008.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an additional increase in available borrowings under the Facility of up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at May 31, 2008. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at May 31, 2008. The effective interest rate for the Facility in the second quarter and first half of 2008 was 4.18% and 4.59%, respectively, compared to 6.93% and 8.27% in the second quarter and first half of 2007, respectively.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at May 31, 2008.

At May 31, 2008, the Eligible Borrowing Base under the Facility was $83.1 million, outstanding letters of credit were $6.6 million and amounts borrowed were $48.7 million. At May 31, 2008, the amount available for borrowing under the Facility was $27.8 million.

Foreign debt outstanding with banks was $4.6 million at May 31, 2008.

Purchase Transaction

On January 8, 2008, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. (“DPS”), a Singapore limited company and CPPC – Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and OMNOVA Decorative Products (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, was acquired from CPPC Public Company Limited for $28.0 million in cash, a contingent payment of $2.0 million based on the achievement of certain 2008 financial results at CPD and approximately $1.0 million in transaction costs. The acquisition was effective December 31, 2007. In connection with the acquisition, the Company assumed debt of $3.4 million.

The transaction was accounted for as a purchase. The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008. As these entities report to the Company on a one month delay, the consolidated results of operations for the six months ended May 31, 2008 include the results of operations for CPD, CGO and Taicang on the Equity method for two months and full consolidation for four months.

The Company is currently conducting a fair value analysis of the assets purchased and liabilities assumed. Based on the preliminary estimate of fair values, the purchase price was allocated as follows:

(Dollars in millions)
Current assets	$23.7
Property, plant & equipment	20.0
Intangible assets	2.6
Other assets	1.1

Current liabilities	(12.3)
Non-current liabilities	(1.2)
Deferred tax liability	(2.9)

Net	$31.0

As the fair-value analysis has not been finalized, the above allocations are preliminary and are subject to change. The Company expects to complete the fair value analysis by August 31, 2008.

If the acquisition of CPD, CGO and Taicang had occurred on December 1, 2007 and 2006, the Company’s proforma results would have been as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2008	2007	2008	2007
Revenues	$219.7	$208.5	$429.0	$394.1
Net loss	$(3.1)	$(9.4)	$(6.5)	$(14.8)
Basic and diluted loss per share	$(.07)	$(.23)	$(.15)	$(.35)

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

During 2008, the liability for unrecognized tax benefits increased by $2.3 million, which relates to the purchase transaction described in Note B of the Company’s Consolidated Interim Financial Statements. In addition, the Company accrued $1.0 million of interest and penalties related to the acquisition.

At May 31, 2008, the total unrecognized tax benefits were $7.5 million, which included $0.9 million of penalties and interest. Of the total $7.5 million, $1.8 million would, if recognized, impact the Company’s effective tax rate. The Company does not expect any changes in unrecognized tax benefits to materially impact the Company’s consolidated financial statements during the next twelve months.

Interest and penalties, net, related to unrecognized tax benefits are recorded as a component of income tax expense. As of May 31, 2008, the Company had accrued approximately $0.9 million for interest and penalties as described above, $0.2 million of which was recorded in the Consolidated Statements of Operations in Equity earnings of affiliates prior to the acquisition, during the first quarter.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2002.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2008 reflects an accrual for environmental remediation of $0.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs 2,750 employees at offices, plants and other facilities located principally throughout the United States, the United Kingdom, China and Thailand. The Company believes its relationship with employees is good. Approximately 17% or 464 of the Company’s employees are covered by collective bargaining agreements. In May 2008, the Company and its Jeannette, Pennsylvania employee members of United Steelworkers Local 22L agreed to a new three year contract effective September 2008. No other labor contracts expire during 2008.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on December 1, 2007. The adoption of SFAS No. 157 related to the Company’s financial assets and liabilities, which are principally comprised of cash equivalents and derivatives, did not have a material impact on their fair value measurement or require expanded disclosures.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.”This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This statement requires non-controlling interests to be classified as equity in the balance sheet. The income and comprehensive income attributed to the non-controlling interest, if any, is to be included in income and comprehensive income of the consolidating entity. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is in the process of evaluating the impact, if any, that the adoption of this statement will have on the financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. This statement is effective for the Company on December 1, 2008 with early application encouraged. The adoption of this statement is not expected to have a material effect on the financial statements of the Company.

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” concerning trends, expectations, estimates, forecasts and projections relating to the Company and its business, industries, markets, products, results of operations, financial condition, accounting policies and management judgments, among other things. These statements are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by the use of forward-looking terms such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “will,” “would,” “could,” or similar terms.

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

Factors that may cause actual results to differ materially from expected results include, among others:

•	General economic trends affecting the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Product substitution and/or demand destruction due to product technology, performance or cost disadvantages;

•	Customer and/or competitor consolidation;

•	Ability to successfully develop and commercialize new products;

•	Customer ability to compete against increased foreign competition;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Operational issues at the Company’s facilities;

•	The Company’s strategic alliance and acquisition activities;

•	Acts of war or terrorism, natural disasters or other acts of God;

•	Changes in governmental and regulatory policies;

•	Compliance with extensive environmental, health and safety laws and regulations;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Assumptions used in determining pension plan expense and funding, such as return on assets and discount rates and changes in pension funding regulations;

•	Litigation against the Company or adverse litigation judgment or settlement and absence of or inadequacy of insurance coverage for such litigation, judgment or settlement;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Substantial debt and leverage and the ability to service that debt;

•	Significant increase in applicable short-term borrowing rates; and

•	Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2007.

All written and verbal forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risk factors and cautionary statements contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 and herein. Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation, and specifically declines any obligation other than imposed by law to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note E to the Unaudited Interim Consolidated Financial Statements, the Company’s domestic and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $144.6 million and $48.7 million, respectively, as of May 31, 2008. Non-domestic borrowings with banks were $4.6 million as of May 31, 2008. The Company has one fixed rate interest rate swap agreement for $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 7.73%. The fair value of the swap was a loss of $2.4 million as of May 31, 2008. The weighted average effective interest rate of the Company’s outstanding debt was 5.5% as of May 31, 2008. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business and the Asian coated fabrics business. The Company has an accumulated gain of $7.2 million as of May 31, 2008, which is included in accumulated other comprehensive loss, primarily due to the favorable currency translation of the British Pound Sterling. The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2008, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended May 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. As a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, the effect that the ultimate resolution of these matters may have on the financial condition, results of operations or cash flow of the Company is difficult to predict because any such effect depends on both future results of operations and the amount and timing of the resolution of these matters. However, based on information currently available to the Company, the Company does not believe it is reasonably possible that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flow of the Company and, accordingly, has not recorded any material accruals for probable loss contingencies.

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

At the Company’s Annual Meeting of Shareholders held on March 19, 2008, holders of OMNOVA Solutions Common Stock elected Edward P. Campbell, Michael J. Merriman and William R. Seelbach as directors to serve three-year terms expiring in 2011.

Shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

Following are the final results of the votes cast:

a) Election of Directors:

	For	Withheld	Broker Non-votes
Edward P. Campbell	38,342,189	613,230	-0-
Michael J. Merriman	38,341,650	613,769	-0-
William R. Seelbach	38,341,969	613,450	-0-

Ratification of the appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm:

For: 38,798,154	Against: 116,267	Abstain: 40,998	Broker Non-votes: -0-

Item 6.	Exhibits

a) Exhibits

10.32	Amendment No. 1 to the OMNOVA Solutions Inc. Second Amended and Restated 1999 Equity and Performance Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date: June 27, 2008	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: June 27, 2008	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Business Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.32	Amendment No. 1 to the OMNOVA Solutions Inc. Second Amended and Restated 1999 Equity and Performance Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.