Form 10-Q
period 2008-08-31
OMNOVA SOLUTIONS INC
filed 2008-09-30
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2008	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At August 31, 2008, there were 43,483,480 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Net Sales	$239.5	$196.8	$649.8	$549.6
Cost of products sold	200.4	160.0	546.5	445.6

Gross Profit	39.1	36.8	103.3	104.0

Costs and Expenses
Selling, general and administrative	26.7	24.0	79.2	74.5
Depreciation and amortization	6.2	5.0	18.0	15.1
Restructuring and severance	.4	.1	.4	.5
Interest expense	3.0	3.5	9.9	13.3
Equity loss (earnings) in affiliates, net	—	(.5)	(.2)	(1.2)
Debt redemption expense	—	—	—	12.4
Other (income) expense, net	(.5)	.2	(1.5)	(.2)

	35.8	32.3	105.8	114.4

Income (loss) before income taxes	3.3	4.5	(2.5)	(10.4)
Income tax expense	.2	—	.5	—

Net Income (Loss)	$3.1	$4.5	$(3.0)	$(10.4)

Basic and Diluted Income (Loss) Per Share
Net Income (Loss) Per Share	$.07	$.11	$(.07)	$(.25)

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

(Dollars in Millions, Except Per Share Amounts)

	August 31, 2008	November 30, 2007
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$16.4	$12.6
Accounts receivable, net	135.4	102.2
Inventories	56.5	30.6
Prepaid expenses and other	7.8	3.1

Total Current Assets	216.1	148.5

Property, plant and equipment	521.9	456.9
Accumulated depreciation	(363.2)	(321.1)

	158.7	135.8
Trademarks and other intangible assets, net	6.4	4.2
Investment in affiliates	—	22.2
Prepaid pension asset	8.8	9.8
Deferred income taxes	2.8	1.7
Other assets	5.0	4.2

Total Assets	$397.8	$326.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Current portion of long-term debt	$6.2	$5.3
Accounts payable	88.1	62.0
Accrued payroll and personal property taxes	11.6	14.2
Employee benefit obligations	3.4	3.3
Deferred income taxes	1.7	1.7
Other current liabilities	4.9	5.3

Total Current Liabilities	115.9	91.8

Long-term debt	194.2	144.6
Postretirement benefits other than pensions	10.6	11.0
Pension liability	2.9	2.4
Deferred income taxes	1.7	—
Other liabilities	12.1	11.3

Total Liabilities	337.4	261.1

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 43.9 million and 43.4 million shares issued as of August 31, 2008 and November 30, 2007, respectively	4.4	4.3
Additional contributed capital	315.4	314.9
Retained deficit	(246.3)	(243.3)
Treasury stock at cost; 0.4 million and 0.8 million shares as of August 31, 2008 and November 30, 2007, respectively	(5.3)	(6.7)
Accumulated other comprehensive loss	(7.8)	(3.9)

Total Shareholders’ Equity	60.4	65.3

Total Liabilities and Shareholders’ Equity	$397.8	$326.4

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Nine Months Ended August 31,
	2008	2007
Operating Activities
Net loss	$(3.0)	$(10.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss (earnings) in affiliates	(.2)	(1.2)
Depreciation, amortization and loss on sale of fixed assets	18.0	15.6
Non-cash stock compensation expense	.8	.6
Debt redemption expense	—	12.4
Other	(1.1)	1.2
Changes in operating assets and liabilities:
Current assets	(25.4)	(16.2)
Current liabilities	7.8	(.3)
Other non-current assets	1.0	(.1)
Other non-current liabilities	(4.8)	(1.1)

Net Cash (Used In) Provided By In Operating Activities	(6.9)	.5

Investing Activities
Capital expenditures	(11.1)	(10.3)
Cash paid for acquisitions, less cash acquired	(25.2)	—
Use of restricted cash	—	12.4

Net Cash (Used In) Provided By Investing Activities	(36.3)	2.1

Financing Activities
Long-term debt incurred	549.4	549.2
Long-term debt paid	(499.7)	(556.1)
Net short-term debt (paid) incurred	(2.8)	1.5
Cash paid for debt redemption and refinancing costs	—	(12.0)
Other	(.3)	(2.4)

Net Cash Provided By (Used In) Financing Activities	46.6	(19.8)
Effect of exchange rate changes on cash	.4	3.2

Net Increase (Decrease) In Cash And Cash Equivalents	3.8	(14.0)
Cash and cash equivalents at beginning of period	12.6	26.4

Cash And Cash Equivalents At End Of Period	$16.4	$12.4

Supplemental Cash Flow Information
Cash paid:
Interest	$9.2	$21.9
Income taxes	$.6	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This statement requires non-controlling interests to be classified as equity in the balance sheet. The income and comprehensive income attributed to the non-controlling interest, if any, is to be included in income and comprehensive income of the consolidating entity. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is in the process of evaluating the impact, if any, that the adoption of this statement will have on the financial statements of the Company.

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

Note B – Purchase Transaction

On January 8, 2008, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. (“DPS”), a Singapore limited company and CPPC – Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and OMNOVA Decorative Products (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, was acquired from CPPC Public Company Limited for $28.0 million in cash, a contingent payment of $2.0 million based on the achievement of certain 2008 financial results at CPD, approximately $1.0 million in transaction costs less cash acquired at the China and Thailand companies of approximately $3.8 million. The acquisition was effective December 31, 2007. In connection with the acquisition, the Company assumed debt of $3.4 million.

The transaction was accounted for as a purchase. The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008. As these entities report to the Company on a one month delay, the consolidated results of operations for the nine months ended August 31, 2008 include the results of operations for CPD, CGO and Taicang on the equity method for two months and full consolidation for seven months.

The purchase price was allocated as follows:

Current assets	$23.2
Property, plant & equipment	19.9
Intangible assets	2.6
Other assets	1.1

Current liabilities	(12.2)
Non-current liabilities	(1.9)
Deferred tax liability	(2.0)

Net	$30.7

If the acquisition of CPD, CGO and Taicang had occurred on December 1, 2007 and 2006, the Company’s proforma results would have been as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Revenues	$239.5	$219.7	$668.5	$613.8
Net income (loss)	$3.1	$4.3	$(3.4)	$(10.5)
Basic and diluted income (loss) per share	$.07	$.10	$(.08)	$(.25)

Note C – Fair Value Measurements

As described in Note A, effective December 1, 2007, the Company adopted SFAS No. 157 for financial assets and liabilities. Financial assets and liabilities are measured at fair value in three levels of inputs as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in an active market, quoted prices in markets that are not active; and model-derived valuations in which all significant inputs are observable or can be corroborated by observable market data.

Note C – Fair Value Measurements (Continued)

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following financial assets and liabilities were measured at fair value on a recurring basis during the nine months ended August 31, 2008:

	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Foreign currency exchange contracts	$.1	$—	$.1	$—

Total assets	$.1	$—	$.1	$—

Financial liabilities:
Interest rate swap	$2.6	$—	$2.6	$—

Total liabilities	$2.6	$—	$2.6	$—

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

The Company also reported additional financial assets and liabilities at their respective carrying amounts as the carrying amounts approximate fair value due to the short term maturity of those items. These include: cash and cash equivalents, receivables, bank overdrafts, accounts payables, notes payables, accrued liabilities and the current portion of long-term debt. In addition, the Company’s long-term debt that is not hedged with the interest rate swap bears interest at variable rates and therefore, its carrying value approximates its fair value.

Note D – Inventories

Inventories are stated at the lower of cost or market value. Approximately 62% of inventories are priced by use of the last-in, first-out (“LIFO”) method using various dollar value pools. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s judgments of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method.

	August 31, 2008	November 30, 2007
Raw materials and supplies	$30.1	$16.6
Work-in-process	5.9	2.2
Finished products	54.3	44.5

Approximate replacement cost of inventories	90.3	63.3
LIFO inventory reserve	(23.6)	(23.2)
Other reserves	(10.2)	(9.5)

Inventories	$56.5	$30.6

Note E – Long-Term Debt and Credit Lines

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $0.8 million were paid during 2007. The 2007 annual calculated excess cash payment of $3.9 million was paid by the Company on February 28, 2008. The Company does not expect to be required to make an annual excess free cash flow payment for fiscal 2008, due to the Asian businesses acquisition. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At August 31, 2008, the Company was in compliance with this requirement with a ratio of 4.3 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of August 31, 2008.

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

On May 31, 2007, the Company entered into a 5 year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 2.50%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the fair value of the derivative instrument will be recognized in Accumulated Other Comprehensive Income, until it is realized. The fair value of the swap as of August 31, 2008 was a loss of $2.6 million, with a corresponding adjustment to other liabilities. The effective interest rate for the Term Loan in the third quarter and first nine months of 2008 was 5.99% and 6.97%, respectively, compared to 7.83% for the third quarter of 2007. There was no ineffectiveness on the interest rate swap recognized during 2008.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative

Note E – Long-Term Debt and Credit Lines (Continued)

covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an additional increase in available borrowings under the Facility of up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at August 31, 2008. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at August 31, 2008. The effective interest rate for the Facility in the third quarter and first nine months of 2008 was 3.87% and 4.28%, respectively, compared to 7.04% and 7.19% in the third quarter and first nine months of 2007, respectively.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at August 31, 2008.

At August 31, 2008, the Company had $94.9 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At August 31, 2008, outstanding letters of credit were $3.5 million, amounts borrowed under the Facility were $51.5 million and the amount available for borrowing under the Facility was $35.0 million.

Foreign debt outstanding with banks was $4.7 million at August 31, 2008.

Note F – Income (Loss) Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted income (loss) per share and the computation of basic and diluted income (loss) per share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Numerator
Net income (loss)	$3.1	$4.5	$(3.0)	$(10.4)

	(Shares in millions)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	43.3	41.8	42.9	41.8
Effect of dilutive securities	.1	.4	—	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	43.4	42.2	42.9	41.8

Basic and Diluted Income (Loss) Per Share
Net income (loss)	$.07	$.11	$(.07)	$(.25)

Note F – Income (Loss) Per Share (Continued)

Options to purchase common stock and unvested restricted stock of the Company totaling 4.3 million shares and 2.8 million shares during the third quarters of 2008 and 2007, respectively, and 4.4 million shares and 4.5 million shares during the first nine months of 2008 and 2007, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. The second amendment to the Plan, which was approved by shareholders on March 22, 2007, also added a fungible share design, changed share counting provisions and dividend rights, added additional metrics to management objectives and other administrative changes. As of August 31, 2008, approximately 1.4 million shares of Company common stock remained available for grants under the Plan.

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

There were no stock options issued or exercised and 468,327 stock options expired or were forfeited during the first nine months of 2008.

Restricted stock grants consist of the Company’s common stock. The Board has set a three year vesting period for most of the issued and outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first nine months of 2008, there were 519,250 restricted shares of stock awarded with a weighted average grant date fair value of $3.07 per share, 6,000 restricted shares vested and 22,750 restricted shares were forfeited. In addition, 25,928 deferred shares were issued during the first nine months of 2008.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.2 million during each of the third quarters of 2008 and 2007 and $0.8 million and $0.6 million during the first nine months of 2008 and 2007, respectively.

As of August 31, 2008, there was $2.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note H – Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Net income (loss)	$3.1	$4.5	$(3.0)	$(10.4)
Unrecognized (loss) on interest rate swap	(.3)	(.8)	(.2)	(.8)
Foreign currency translation (loss) gain	(4.3)	1.8	(5.2)	3.2
Employee benefit plan amendment	—	—	—	4.9
Defined benefit pension plans:
Amortization of net prior service cost	.1	—	.3	—
Amortization of net gain	.1	—	1.2	—

Comprehensive (loss) income	$(1.3)	$5.5	$(6.9)	$(3.1)

Note I – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

	Pension Plans		Health Care Plans
Three months ended August 31, 2008 and 2007	2008	2007	2008	2007
Service costs	$1.1	$1.0	$—	$—
Interest costs	3.3	3.1	.2	.2
Expected return on assets	(4.0)	(3.8)	—	—
Amortization of net loss (gain)	.7	.8	(.6)	(.6)
Amortization of prior service costs	.2	.2	(.1)	(.1)

Net periodic cost (income)	$1.3	$1.3	$(.5)	$(.5)

	Pension Plans		Health Care Plans
Nine months ended August 31, 2008 and 2007	2008	2007	2008	2007
Service costs	$3.2	$2.9	$—	$.1
Interest costs	10.0	9.3	.6	.8
Expected return on assets	(12.0)	(11.3)	—	—
Amortization of net loss (gain)	2.1	2.7	(1.7)	(1.8)
Amortization of prior service costs	.6	.5	(.3)	(.1)

Net periodic cost (income)	$3.9	$4.1	$(1.4)	$(1.0)

Based on current pension asset performance, interest rate and discount rate assumptions, the Company does not anticipate making cash contributions to the pension fund before 2011.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to all domestic employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. All Company contributions are made with company stock. The non-cash cost of this plan was approximately $0.3 million and $0.4 million for the three months ended August 31, 2008 and 2007, respectively, and approximately $1.3 million and $1.6 million for the nine months ended August 31, 2008 and 2007, respectively.

Note I – Employee Benefit Plans (Continued)

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.2 million for each of the three months ended August 31, 2008 and 2007, and $0.6 million for each of the nine month periods ended August 31, 2008 and 2007.

Note J – Contingencies

From time to time, the Company is subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property and other subjects arising out of the Company’s business. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, if there is an unfavorable resolution of a matter, there could be a material adverse effect on the financial condition, results of operations or cash flows of the Company depending on the amount of such resolution in comparison to the Company’s financial condition, results of operations and cash flows in the period in which such resolution occurs. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Note K – Business Segment Information (Continued)

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

The Company’s operations are located primarily in the United States, United Kingdom, China and Thailand. Inter-area sales are not significant to the total sales of any geographic area. There was one customer that accounted for 10.6% of consolidated net sales during the first nine months of 2008.

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$94.2	$82.5	$251.6	$228.3
Specialty Chemicals	51.3	44.2	138.0	120.6

Total Performance Chemicals	$145.5	$126.7	$389.6	$348.9

Decorative Products
Contract Interiors	$31.2	$29.9	$94.3	$89.3
Coated Fabrics	49.0	22.1	120.2	59.3
Laminates	13.8	18.1	45.7	52.1

Total Decorative Products	$94.0	$70.1	$260.2	$200.7

Consolidated Net Sales	$239.5	$196.8	$649.8	$549.6

Segment Operating Profit
Performance Chemicals	$10.5	$7.9	$15.0	$17.3
Decorative Products	(2.2)	2.3	(1.2)	5.7

Total Segment Operating Profit	8.3	10.2	13.8	23.0
Interest expense	(3.0)	(3.5)	(9.9)	(13.3)
Corporate expense	(2.0)	(2.2)	(6.4)	(7.7)
Debt redemption expense	—	—	—	(12.4)

Consolidated Income (Loss) Before Income Taxes	$3.3	$4.5	$(2.5)	$(10.4)

Note K – Business Segment Information (Continued)

	August 31, 2008	November 30, 2007
Total Assets
Performance Chemicals	$161.1	$144.1
Decorative Products	214.5	159.1
Corporate	22.2	23.2

	$397.8	$326.4

Note L – Income Taxes

The Company recorded income tax expense of $0.2 million and $0.5 million during the third quarter and first nine months of 2008 and had no income tax expense in the third quarter and first nine months of 2007.

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

During the three and nine months ended August 31, 2008, the liability for unrecognized tax benefits increased by $0.1 million and $2.3 million, respectively. The increase relates to the acquisitions described in Note B. In addition, the Company accrued $1.0 million of interest and penalties related to this acquisition.

At August 31, 2008, the total unrecognized tax benefits were $8.2 million, which included $1.3 million of penalties and interest. Of the total $6.9 million, $1.8 million would, if recognized, impact the Company’s effective tax rate. The Company does not expect any changes in unrecognized tax benefits to materially impact the Company’s consolidated financial statements during the next twelve months.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. As of August 31, 2008, the Company had accrued approximately $1.3 million for interest and penalties as described above, $0.2 million of which was recorded in the Consolidated Statements of Operations in Equity earnings in affiliates prior to the acquisitions during the nine months ended August 31, 2008.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2002.

As of August 31, 2008, the Company had approximately $133.0 million of domestic federal net operating losses (NOL’s) and $182.6 million of state and local NOL’s with carryforward periods of 20 years and 5 to 20 years, respectively. The majority of the federal and state and local NOL’s expire in the years 2020 through 2028. As a result of the Company’s history of losses and uncertainties associated with predicting future taxable income, the Company has a valuation allowance against its net deferred tax assets due to the uncertainty of realization of such assets.

Note M – Restructuring and Severance

In the third quarter of 2008, the Company announced the closure of its Dupo, Illinois extrusion facility and the consolidation of its extrusion processes into its Jeannette, Pennsylvania facility. As a result, the Company recorded $0.4 million of restructuring charges which includes $0.2 million of asset impairment charges and $0.2 million of facility closure costs. The Company expects to record additional charges of approximately $0.4 million for severance and equipment relocation costs over the next two quarters.

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

Results of Operations for the Three and Nine Months Ended August 31, 2008 and 2007

The Company’s net sales in the third quarter of 2008 were $239.5 million compared to $196.8 million in the third quarter of 2007. The Company’s Performance Chemicals business segment revenue increased by 14.8% while the Decorative Products business segment revenue increased 34.1%. Contributing to the sales increase in 2008 were sales of $28.1 million from the Decorative Products Asian businesses acquired in the first quarter of 2008 and favorable pricing of $31.9 million, partially offset by net volume declines of $17.1 million and negative foreign exchange translation of $0.2 million. The lower volumes primarily occurred in two product lines sold to the residential housing industry: Performance Chemicals’ carpet business and Decorative Products’ laminate business. Excluding the Decorative Products Asian businesses, the Company’s sales grew $14.6 million or 7.4%.

The Company’s net sales in the first nine months of 2008 were $649.8 million compared to $549.6 million in the first nine months of 2007. The Company’s Performance Chemicals business segment revenue increased by 11.7% while the Decorative Products business segment revenue increased 29.6%. Contributing to the sales increase in 2008 were sales of $60.2 million from the acquired Decorative Products Asian businesses, favorable pricing of $46.2 million and favorable foreign exchange translation of $0.8 million, partially offset by lower volumes of $7.0 million. Excluding the Decorative Products Asian businesses, the Company’s sales grew $40.0 million or 7.3%. Effective December 31, 2007, the Company acquired the remaining 49.9% interest of its Decorative Products joint venture companies in China and Thailand for $28.0 million in cash, and a contingent payment of $2.0 million based on the achievement of certain 2008 financial results at its Thailand business which the Company does not expect to pay based on year-to-date results. In connection with the acquisition, the Company incurred approximately $1.0 million in transaction costs and assumed debt of $3.4 million. Previously, the Company used the equity method of accounting to record its proportionate share of the net income or loss of these Asian businesses. The operating results of the Decorative Products Asian businesses are recognized on a one-month lag. Accordingly, for the first nine months of 2008, the Company recorded two months using the equity method of accounting and seven months on a fully-consolidated basis.

Gross profit in the third quarter of 2008 was $39.1 million with margins of 16.3% compared to $36.8 million, or margins of 18.7% in the third quarter of 2007. Cost of goods sold for the third quarter of 2008 increased $40.4 million to $200.4 million. The increase was primarily due to the inclusion of manufacturing costs of $29.9 million from the Decorative Products Asian businesses and higher raw material costs of $26.5 million, partially offset by lower volumes of $13.2 million and lower manufacturing expense of $2.8 million.

Gross profit in the first nine months of 2008 was $103.3 million with margins of 15.9% compared to gross profit of $104.0 million and margins of 18.9% in the first nine months of 2007. Cost of goods sold for the first nine months of 2008 increased $100.9 million to $546.5 million. This increase was primarily due to the inclusion of manufacturing costs of $64.5 million from the Decorative Products Asian businesses and higher raw material costs of $46.8 million, partially offset by lower manufacturing costs of $5.6 million and lower volumes of $4.8 million.

During the first nine months of 2008, the Company has experienced record-high prices for several key raw materials as well as increases in most secondary raw materials, transportation costs and utilities cost. The Company has implemented selling price increases across most product lines. Additionally, one key raw material, butadiene, is on industry-wide allocation. Butadiene supply gradually increased during the third quarter, and the Company was able to satisfy all of its customers’ orders. Hurricanes Gustav and Ike have resulted in the temporary closure of a portion of the Gulf Region petrochemical supply. This temporary closure could have an impact on the Company’s supply of butadiene during the fourth quarter of 2008. Additionally, further tightening of the butadiene allocation could result in lower sales volume.

Selling, general and administrative expense in the third quarter of 2008, which included $1.9 million from the Decorative Products Asian businesses, was $26.7 million, or 11.1% of sales, compared to $24.0 million, or 12.2% of net sales, in the third quarter of 2007.

Selling, general and administrative expense in the first nine months of 2008, which included $4.3 million from the Decorative Products Asian businesses, was $79.2 million, or 12.2% of net sales, compared to $74.5 million, or 13.6% of net sales, in the first nine months of 2007. Included in the first nine months of 2008 is a gain of $0.6 million related to a settlement with an insurer.

Interest expense was $3.0 million and $3.5 million for the third quarters of 2008 and 2007, respectively, and $9.9 million and $13.3 million for the first nine months of 2008 and 2007, respectively. The decrease in both the third quarter and first nine months of 2008 was due to significantly lower average interest rates as a result of the Company’s refinancing actions in 2007, which were partially offset by higher average debt levels. Total debt at August 31, 2008 was $200.4 million, up $50.5 million from November 30, 2007. The increase in debt included $32.4 million of borrowings and assumed debt to fund the purchase price and transaction fees of the Decorative Products Asian joint venture acquisitions in January 2008. The balance of the debt increase was for normal seasonal working capital usage of $18.1 million.

Income tax expense was $0.2 million in the third quarter of 2008 and $0.5 million in the first nine months of 2008, primarily related to foreign income taxes. The Company did not record income tax expense for the third quarter or first nine months of 2007. No domestic income tax provision or benefit was provided in either the third quarters or first nine months of 2008 or 2007 due to the Company’s cumulative net losses.

For the third quarter, the Company had net income of $3.1 million or $0.07 per diluted share in 2008 compared to net income of $4.5 million or $0.11 per diluted share in 2007. For the first nine months, the Company had a net loss of $3.0 million or $0.07 per diluted share in 2008 compared to a net loss of $10.4 million or $0.25 per diluted share in 2007. Included in the first nine months of 2007 are debt redemption costs of $12.4 million.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income tax:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2008	2007	2008	2007
(Dollars in millions)
Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$94.2	$82.5	$251.6	$228.3
Specialty Chemicals	51.3	44.2	138.0	120.6

Total Performance Chemicals	$145.5	$126.7	$389.6	$348.9

Decorative Products
Contract Interiors	$31.2	$29.9	$94.3	$89.3
Coated Fabrics	49.0	22.1	120.2	59.3
Laminates	13.8	18.1	45.7	52.1

Total Decorative Products	$94.0	$70.1	$260.2	$200.7

Consolidated net sales	$239.5	$196.8	$649.8	$549.6

Segment Operating Profit
Performance Chemicals	$10.5	$7.9	$15.0	$17.3
Decorative Products	(2.2)	2.3	(1.2)	5.7
Interest expense	(3.0)	(3.5)	(9.9)	(13.3)
Corporate expense	(2.0)	(2.2)	(6.4)	(7.7)
Debt redemption expense	—	—	—	(12.4)

Consolidated income (loss) before income tax	$3.3	$4.5	$(2.5)	$(10.4)

Performance Chemicals

Performance Chemicals’ net sales increased 14.8% to $145.5 million in the third quarter of 2008 compared to $126.7 million in the third quarter of 2007. The increase in sales was driven by higher selling prices of $29.5 million, partially offset by weaker market conditions leading to volume decreases of $10.7 million. Net sales for the Paper and Carpet chemicals product line increased to $94.2 million during the third quarter of 2008 compared to $82.5 million during the third quarter of 2007, primarily as a result of higher selling prices of $22.5 million, partially offset by lower paper and carpet volumes due to overall market declines. Net sales for the Specialty Chemicals product line increased to $51.3 million during the third quarter of 2008 compared to $44.2 million during the third quarter of 2007, primarily due to higher selling prices of $7.0 million and volume increases of $0.2 million.

This segment generated an operating profit of $10.5 million for the third quarter of 2008 compared to $7.9 million in the third quarter of 2007. The increase in segment operating profit was due to higher selling prices of $29.5 million partially offset by higher raw material costs of $24.1 million, lower volumes of $2.4 million and higher freight and utility expenses and unabsorbed manufacturing overhead of $0.4 million.

Performance Chemicals’ net sales increased 11.7% to $389.6 million during the first nine months of 2008 compared to $348.9 million during the first nine months of 2007. The increase in sales was driven by higher selling prices of $42.1 million, partially offset by volume decreases of $1.9 million and $0.5 million of favorable foreign exchange translation. Net sales for the Paper and Carpet chemicals product line increased to $251.6 million during the first nine months of 2008 compared to $228.3 million during the first nine months of 2007, primarily as a result of higher selling prices of $31.9 million, which were partially offset by volume decreases of $8.6 million due to a decline in carpet volumes. Net sales for the Specialty Chemicals product line increased to $138.0 million during the first nine months of 2008 compared to $120.6 million during the first nine months of 2007, primarily due to higher selling prices of $10.2 million, volume increases of $6.7 million and favorable foreign exchange translation of $0.5 million.

This segment generated an operating profit of $15.0 million in the first nine months of 2008 compared to $17.3 million in the first nine months of 2007. The decrease in segment operating profit was due to higher raw material costs of $41.2 million, higher manufacturing overhead, utilities and transportation costs of $3.7 million and lower volumes of $1.6 million, partially offset by higher selling prices of $42.1 million and cost reductions of $2.1 million.

Decorative Products

Decorative Products’ net sales increased by 34.1% to $94.0 million in the third quarter of 2008 from $70.1 million in the third quarter of 2007. Included in 2008 are $28.1 million of sales from the acquired Asian businesses. Contract Interiors net sales of $31.2 million during the third quarter of 2008 were $1.3 million higher than the third quarter of 2007 primarily due to higher volume in viewnique® digital murals products and the European commercial wallcovering business. Net sales for the Coated Fabrics product line increased to $49.0 million during the third quarter of 2008 compared with $22.1 million during the third quarter of 2007, primarily due to the inclusion of the Asian sales, partially offset by lower volumes as a result of weaker market demand in transportation and marine. Net sales for the Laminates product line decreased to $13.8 million during the third quarter of 2008 compared to $18.1 million during the third quarter of 2007, primarily due to lower volume in residential kitchen and bath, manufactured housing and flooring.

This segment incurred an operating loss of $2.2 million in the third quarter of 2008 compared to an operating profit of $2.3 million in the third quarter of 2007. The decrease, which included a restructuring charge of $0.4 million, was primarily due to higher raw material costs of $2.4 million, lower volumes and absorption of $3.5 million and an Asian business loss of $0.8 million compared to equity income of $0.5 million last year, partially offset by sales price increases of $2.4 million and lower manufacturing and overhead costs of $0.7 million. The restructuring charge of $0.4 million is due to asset write-downs of $0.2 million and facility closure costs of $0.2 million associated with the announced closure of an extrusion plant in Dupo, Illinois and the consolidation of its extrusion processes into its Jeannette, Pennsylvania facility. The Company expects to record additional charges of approximately $0.4 million for severance and equipment relocation costs over the next two quarters.

Decorative Products’ net sales increased by 29.6% to $260.2 million in the first nine months of 2008 from $200.7 million in the first nine months of 2007. Included in 2008 are $60.2 million of sales from the acquired Asian businesses. Contract Interiors net sales of $94.3 million during the first nine months of 2008 were $5.0 million higher than the first nine months of 2007 primarily due to higher volume in wallcovering and favorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line increased to $120.2 million during the first nine months of 2008 compared to $59.3 million during the first nine months of 2007, primarily as a result of the additional sales from the acquired Asian businesses. Net sales for the Laminates product line decreased to $45.7 million during the first nine months of 2008 compared to $52.1 million during the first nine months of 2007, primarily due to lower volume in residential kitchen and bath, manufactured housing and flooring.

Decorative Products’ segment operating loss was $1.2 million for the first nine months of 2008 compared to operating profit of $5.7 million for the first nine months of 2007. The decrease was primarily due to higher raw materials of $5.6 million, higher transportation and utility costs of $5.0 million, an Asian business loss of $1.4 million compared to equity earnings of $1.2 million last year and lower volumes of $1.6 million, partially offset by higher selling prices of $4.1 million, lower manufacturing and overhead costs of $3.8 million and a $0.2 million settlement with an insurer. The segment operating profit also included restructuring and severance charges of $0.4 million in 2008 resulting from the closure of an extrusion plant and $0.2 million in 2007 resulting primarily from workforce reductions. Management excludes these charges when evaluating the results of the Company’s segments.

Corporate

Interest expense decreased to $3.0 million during the third quarter of 2008 from $3.5 million in the third quarter of 2007. Interest expense for the first nine months of 2008 decreased to $9.9 million from $13.3 million in the first nine months of 2007. The decrease is due to significantly lower average interest rates as a result of the Company’s refinancing actions in 2007, partially offset by higher average debt levels.

Corporate expenses of $2.0 million in the third quarter of 2008 were down $0.2 million compared to the third quarter of 2007, primarily due to lower employee related costs. For the first nine months, corporate expenses were $6.4 million in 2008 compared to $7.7 million in 2007. Included in the first nine months of 2008 is a gain of $0.4 million related to a settlement with an insurer and lower employee costs. Included in the first nine months of 2007 are restructuring and severance expenses of $0.2 million.

The Company recorded income tax expense of $0.2 million in the third quarter of 2008 and had no income tax expense in the third quarter of 2007. The Company recorded income tax expense of $0.5 million in the first nine months of 2008 and had no income tax expense in the first nine months of 2007. The income tax expense recorded in 2008 was primarily due to foreign income tax provisions in Asia and the United Kingdom. The effective income tax rates of 6.1% and 0% in the third quarters of 2008 and 2007, respectively, and 20.0% and 0% for the first nine months of 2008 and 2007, respectively, were below the statutory rate of 35% primarily due to the Company’s net tax loss carryforwards being fully offset by valuation allowances. At present, the Company has $133.0 million of domestic federal net operating loss carryforwards.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Nine Months Ended August 31,
(Dollars in millions)	2008	2007	Change
Cash (used in) provided by operating activities	$(6.9)	$.5	$(7.4)
Cash (used in) provided by investing activities	$(36.3)	$2.1	$(38.4)
Cash provided by (used in) financing activities	$46.6	$(19.8)	$66.4
Increase (Decrease) in cash and cash equivalents	$3.8	$(14.0)	$17.8

Cash used by operating activities was $6.9 million in the first nine months of 2008, compared to cash generated of $0.5 million in the first nine months of 2007. The change in 2008 was primarily due to an increase in working capital and a decrease in non-current liabilities. Days Sales Outstanding (“DSO”) were 47.7 days at August 31, 2008 compared to 46.0 days at August 31, 2007. The increase was primarily due to higher sales and the addition of the Decorative Products Asian businesses.

In the first nine months of 2008, $36.3 million was used for investing activities, as compared to $2.1 million provided in the first nine months of 2007. The increase in the first nine months of 2008 is primarily due to the acquisition of the Decorative Products Asian businesses for $28.0 million plus acquisition-related fees of approximately $1.0 million, less cash acquired at the China and Thailand companies of approximately $3.8 million. Additionally, the first nine months of 2008 includes $11.1 million for capital expenditures compared to $10.3 million in the first nine months of 2007. Also included in 2007 was $12.4 million of restricted cash, which was subsequently used to partially redeem the Company’s $165 Million Senior Secured Notes as described below under “Long-Term Debt.” Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2008 to be approximately $13 – $15 million. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the remainder of the year. If necessary, a portion of capital expenditures can be funded through borrowings under its credit facility which currently has $35.0 million available for future borrowings.

Cash provided by financing activities in the first nine months of 2008 was $46.6 million primarily related to borrowings under the revolving credit facility for the Decorative Products Asian businesses acquisition and seasonal working capital usage, partially offset by a $3.9 million excess cash flow payment on the Company’s $150 Million Term Loan Credit Agreement as described below under “Long-Term Debt.” Cash used in financing activities in the first nine months of 2007 was $19.8 million primarily related to cash paid for debt redemption expenses and refinancing costs. Total debt was $200.4 million as of August 31, 2008 and $149.9 million as of November 30, 2007 and $159.6 million as of August 31, 2007. The increase in debt included $32.4 million of borrowings to fund the purchase price, transaction fees and assumed debt in connection with the Decorative Products Asian joint venture acquisitions.

Long-Term Debt

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $1.2 million were paid during 2008. The 2007 annual calculated excess cash payment of $3.9 million was paid by the Company on February 28, 2008. The Company does not expect to be required to make an annual excess free cash flow payment for fiscal 2008, due to the Asian businesses acquisition. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At August 31, 2008, the Company was in compliance with this requirement with a ratio of 4.3 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of August 31, 2008.

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

On May 31, 2007, the Company entered into a 5 year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 7.73% and receive a variable rate based on LIBOR plus a margin of 2.50%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, and as such, any resulting gain or loss on the fair value of the derivative instrument will be recognized in Accumulated Other Comprehensive Income, until it is realized. The fair value of the swap as of August 31, 2008 was a loss of $2.6 million, with a corresponding adjustment to other liabilities. The effective interest rate for the Term Loan in the third quarter and first nine months of 2008 was 5.99% and 6.97%, respectively, compared to 7.83% for the third quarter of 2007. There was no ineffectiveness on the interest rate swap recognized during the first nine months of 2008.

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

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at August 31, 2008. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at August 31, 2008. The effective interest rate for the Facility in the third quarter and first nine months of 2008 was 3.87% and 4.28%, respectively, compared to 7.04% and 7.19% in the third quarter and first nine months of 2007, respectively.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at August 31, 2008.

At August 31, 2008, the Company had $94.9 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At August 31, 2008, outstanding letters of credit were $3.5 million, amounts borrowed under the Facility were $51.5 million and the amount available for borrowing under the Facility was $35.0 million.

Foreign debt outstanding with banks was $4.7 million at August 31, 2008.

Purchase Transaction

On January 8, 2008, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. (“DPS”), a Singapore limited company and CPPC – Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and OMNOVA Decorative Products (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, was acquired from CPPC Public Company Limited for $28.0 million in cash, a contingent payment of $2.0 million based on the achievement of certain 2008 financial results at CPD which the Company does not expect to pay based on year-to-date results and approximately $1.0 million in transaction costs. The acquisition was effective December 31, 2007. In connection with the acquisition, the Company assumed debt of $3.4 million.

The transaction was accounted for as a purchase. The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008. As these entities report to the Company on a one month delay, the consolidated results of operations for the nine months ended August 31, 2008 include the results of operations for CPD, CGO and Taicang on the equity method for two months and full consolidation for seven months.

The purchase price was allocated as follows:

(Dollars in millions)
Current assets	$23.2
Property, plant & equipment	19.9
Intangible assets	2.6
Other assets	1.1

Current liabilities	(12.2)
Non-current liabilities	(1.9)
Deferred tax liability	(2.0)

Net	$30.7

If the acquisition of CPD, CGO and Taicang had occurred on December 1, 2007 and 2006, the Company’s proforma results would have been as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2008	2007	2008	2007
Revenues	$239.5	$219.7	$668.5	$613.8
Net income (loss)	$3.1	$4.3	$(3.4)	$(10.5)
Basic and diluted income (loss) per share	$.07	$.10	$(.08)	$(.25)

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

At August 31, 2008, the total unrecognized tax benefits were $8.2 million, which included $1.3 million of penalties and interest. Of the total $6.9 million, $1.8 million would, if recognized, impact the Company’s effective tax rate. The Company does not expect any changes in unrecognized tax benefits to materially impact the Company’s consolidated financial statements during the next twelve months.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. As of August 31, 2008, the Company had accrued approximately $1.3 million for interest and penalties as described above, $0.2 million of which was recorded in the Consolidated Statements of Operations in Equity earnings of affiliates prior to the acquisition, during the first quarter.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2002.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2008 reflects an accrual for environmental remediation of $0.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs 2,732 employees at offices, plants and other facilities located principally throughout the United States, the United Kingdom, China and Thailand. The Company believes its relationship with employees is good. Approximately 17% or 460 of the Company’s employees are covered by collective bargaining agreements in the United States.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This statement requires non-controlling interests to be classified as equity in the balance sheet. The income and comprehensive income attributed to the non-controlling interest, if any, is to be included in income and comprehensive income of the consolidating entity. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is in the process of evaluating the impact, if any, that the adoption of this statement will have on the financial statements of the Company.

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

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates. Other risks and uncertainties are more specific to the Company’s operations. These risks and uncertainties and the achievement of expected results depend on many factors, some or all of which are not predictable or within the Company’s control. Certain risk factors facing the Company are described below or elsewhere in this Form 10-Q. Risk factors could adversely affect the Company’s results and, in some cases, such effect could be material.

Factors that may cause actual results to differ materially from expected results include, among others:

•	General economic trends affecting the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Product substitution and/or demand destruction due to product technology, performance or cost disadvantages;

•	Customer and/or competitor consolidation;

•	Ability to successfully develop and commercialize new products;

•	Customer ability to compete against increased foreign competition;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Operational issues at the Company’s facilities;

•	The Company’s strategic alliance, joint venture and acquisition activities;

•	Acts of war or terrorism, natural disasters or other acts of God;

•	Changes in governmental and regulatory policies;

•	Compliance with extensive environmental, health and safety laws and regulations;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including political unrest and fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Assumptions used in determining pension plan expense and funding, such as return on assets and discount rates and changes in pension funding regulations;

•	Litigation against the Company including adverse litigation judgments or settlements and absence of or inadequacy of insurance coverage for such litigation, judgments or settlements;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Substantial debt and leverage and the ability to service that debt including increases in applicable short or long-term borrowing rates; and

•	Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2007.

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

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note E to the Unaudited Interim Consolidated Financial Statements, the Company’s domestic and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $144.2 million and $51.5 million, respectively, as of August 31, 2008. Non-domestic borrowings with banks were $4.7 million as of August 31, 2008. The Company has one fixed rate interest rate swap agreement for $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 7.73%. The fair value of the swap was a loss of $2.6 million as of August 31, 2008. The weighted average effective interest rate of the Company’s outstanding debt was 5.5% as of August 31, 2008. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business and the Asian coated fabrics business. The Company has an accumulated gain of $3.0 million as of August 31, 2008, which is included in accumulated other comprehensive loss, primarily due to the favorable currency translation of the British Pound Sterling. The Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2008, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended August 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, the Company is subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property and other subjects arising out of the Company’s business. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, if there is an unfavorable resolution of a matter, there could be a material adverse effect on the financial condition, results of operations or cash flows of the Company depending on the amount of such resolution in comparison to the Company’s financial condition, results of operations and cash flows in the period in which such resolution occurs. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

OMNOVA Solutions Inc.

Date: September 30, 2008	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: September 30, 2008	By	/s/ James C. LeMay
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