Form 10-K
period 2008-11-30
OMNOVA SOLUTIONS INC
filed 2009-01-30
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended November 30, 2008	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☑  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $153,419,010 based on the closing price per share of $3.61 on May 31, 2008, the last business day of the registrant’s most recently completed second quarter.

As of January 16, 2009, there were 43,842,310 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA Solutions Inc.

Annual Report on Form 10-K

For the Year Ended November 30, 2008

PART I

Item 1.	Business

Introduction

OMNOVA Solutions Inc. (referred to in this report as OMNOVA Solutions, OMNOVA, the Company, we or our) became an independent publicly-traded company on October 1, 1999, when it was spun-off by GenCorp Inc., the former parent company. OMNOVA Solutions is incorporated under the laws of the State of Ohio, and its headquarters is located at 175 Ghent Road, Fairlawn, Ohio 44333.

OMNOVA Solutions is an innovator of emulsion polymers, specialty chemicals and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories. OMNOVA’s leading positions have been built through innovative new products, customized product solutions, strong brands, strong technical expertise, well-established distribution channels and long-standing customer relationships. We have about 1,500 customers who rely on over 1,000 OMNOVA products to differentiate themselves in the marketplace. We utilize 16 strategically located manufacturing, technical and other facilities in North America, Europe and Asia to service our broad customer base.

OMNOVA operates in two business segments: Performance Chemicals and Decorative Products. Of our 2008 net sales, 60% were derived from the Performance Chemicals segment and 40% were derived from the Decorative Products segment. Financial information relating to the Company’s business segments is set forth in Note P to the Consolidated Financial Statements of this report.

Performance Chemicals

Background

Our Performance Chemicals segment began in 1952 as part of GenCorp (then known as The General Tire & Rubber Company). Initially, the business focused on the manufacture of styrene butadiene latex for the paper industry and styrene butadiene vinyl pyridine latex for tire cord adhesives in a single facility in Mogadore, Ohio. Since that time, the business has grown through internal development and acquisitions to include five manufacturing facilities and numerous chemistries and product applications.

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. We are North America’s second largest producer of SB latex and operate well maintained, strategically located, cost competitive production facilities. Our custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, adhesives, tape, tire cord, floor polish, textiles, graphic arts, plastic parts and various other specialty applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymerization and emulsion polymer technology and for its ability to rapidly develop and deliver highly-customized products that provide innovative and cost effective solutions to customers.

The following table shows major Performance Chemicals products, end-use applications and brand names:

Product Category	% of Performance Chemicals Fiscal 2008 Net Sales	Primary Products	End-use Applications	Brand Names
Paper and Carpet Chemicals	64.6%	SB and SBA latex coating binders, carpet backing binders and paper chemicals including crosslinkers, lubricants and other coating additives	Magazines, catalogs, direct mail advertising, brochures and printed reports, food cartons, household and other consumer and industrial packaging, and residential and commercial carpet	GENCAL, GENFLO, GENCRYL, GENCRYL PT, NOVAGREEN, REACTOPAQUE, SUNKOTE, SUNBOND, SUNKEM, UNIQ-PRINT, SEQUABOND, SUNREZ, SEQUAREZ, OMNABLOC, OMNAGLIDE, OMNATUF

Specialty Chemicals	35.4%	SB, SBA, styrene butadiene vinyl pyridine, acrylic, vinyl acrylic, styrene acrylic, and polyvinyl acetate emulsion polymers, glyoxal resins, silicone emulsions, polyethylene resins, fluorochemicals and fluorosurfactants	Nonwovens (such as diaper components, engine filters, resilient flooring underlay, roofing mat, shoe components and commercial scrub pads), construction, adhesives, masking tapes, tire cord, floor polish, textiles, graphic arts, oil field services and plastic part coatings

GENFLO, GENCRYL, GENTAC, OMNAGLO,

OMNAPEL,

SEQUABOND, SUNCRYL, SECOAT, SECRYL, MOR-GLO, MOR-SHINE,

MOR-FLO, NOVACRYL,

ACRYGEN, MYKON, PERMAFRESH, SEQUAPEL, POLYFOX, X-CAPE, GENGLAZE, MYKOSOFT, MYKOSIL, NOVANE, GENCEAL

Paper and Carpet Chemicals.    OMNOVA is a leading North American supplier of custom-formulated SB and SBA latex for paper and paperboard coatings. In addition, we produce a broad variety of specialty chemical additives for coating applications in the paper industry. Our commitment to product innovation has enhanced our market position by creating products for the paper industry that improve the printability, strength, gloss, opacity, and moisture resistance of coated papers and paperboard. Applications for our products include paper and paperboard coatings used in magazines, catalogs, direct mail advertising, brochures and printed reports, food cartons, household and other consumer and industrial packaging.

OMNOVA is also a leading North American supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and adhere the primary backing to the secondary backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements of our customers. Our strong historic position in residential carpeting has been enhanced by new products to serve that market as well as innovations in commercial carpet backing binders that provide moisture barrier properties, enabling the replacement of higher-cost polyurethane binders. Sales of our Paper and Carpet Chemicals products represented 38.8% of our consolidated net sales for 2008, 41.4% of our consolidated net sales for 2007 and 41.6% of our consolidated net sales for 2006.

Specialty Chemicals.    OMNOVA is a leading North American supplier of specialty polymers and chemicals for a variety of product categories. Applications for our specialty polymers and chemicals include nonwovens (such as diaper and hygiene components, engine filters, resilient flooring underlay, roofing mat, shoe components and commercial scrub pads), floor polish, paper tape, adhesives, tire cord, textiles, construction, oil field services, plastic part coatings and ink coating additives. Our focus is on developing unique products and custom applications that address specific customer needs, including enhanced functionality, improved environmental performance and lower cost through improved processibility and product substitution for higher-cost materials.

The Performance Chemicals segment continued its market development program for the proprietary PolyFox fluorosurfactant platform during 2008. In addition to its use as a flow and leveling additive in a wide variety of coatings, electronics and other applications, the new development initiative to use PolyFox as a reactive intermediate launched in 2007 continued in 2008. Sales of our Specialty Chemicals products represented 21.2% of our consolidated net sales for 2008, 22.3% for 2007 and 21.6% for 2006.

Markets and Customers

The paper coating and carpet backing latex product lines are highly competitive based on price, quality, customer service, product performance, field technical support and product innovations. Major paper and carpet customers include NewPage, Verso Paper Company, Shaw Industries, Sappi and Beaulieu. The specialties product line includes many product categories such as tire cord adhesives, components for diaper and hygiene products and roofing mat that are performance driven where product innovation, technical service and application support are key competitive differentiators. Major specialty chemical customers include Freudenburg Nonwovens, Polymer Group Inc., Shurtape, Fiberweb and Ecolab.

Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through dedicated internal marketing, sales and technical service teams focused on providing highly responsive customized solutions to targeted markets and industries.

Competition

Performance Chemicals competes with several large chemical companies including Dow and BASF, some of which are vertically integrated in one or more major raw materials. Performance Chemicals also competes with a variety of other suppliers of specialty chemicals including The Lubrizol Corporation, Rohm and Haas Company and Celanese Corporation. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance and innovation and industry reputation. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories and we believe that we are a leader in several North American categories, including SB and SBA latex paper coatings and carpet backing binders, nonwoven SB binders, SB vinyl pyridine tire cord adhesives and floor care polymers and polymers used in the manufacturing of tape.

Decorative Products

Background

Our Decorative Products segment began in 1945 when GenCorp (then known as The General Tire & Rubber Company) purchased a coated fabrics manufacturing facility located in Jeannette, Pennsylvania from the Pennsylvania Rubber Company. Since that time, the business has grown through internal development and acquisitions to include four domestic and four international manufacturing facilities and a wide range of decorative and functional surfacing products.

The segment expanded into Europe in 1998 with the acquisition of the U.K. based Muraspec Commercial Wallcovering businesses. Muraspec provided OMNOVA with a European manufacturing base and extensive distribution in Europe and the Middle East.

In 1999 and 2000, the business established manufacturing joint ventures in Thailand and China with an affiliate of Thailand-based Charoen Pokphand Group to expand its coated fabrics and performance film capabilities into the Asia Pacific region and provide expanded product lines to North America and Europe. The Company held a 50.1% interest in each joint venture. During the first quarter of 2008, we acquired the remaining equity interests in these joint ventures, which are now wholly-owned subsidiaries of the Company.

Products

Our Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl, paper and specialty laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; residential cabinets, flooring and furnishings; transportation markets including school busses, marine and automotive; recreational vehicles, manufactured housing and a variety of industrial film applications. Our core competencies in design, coating, compounding, calendering, printing and embossing enable us to develop unique, aesthetically pleasing decorative surfaces that have functional properties, such as durability and scratch and stain resistance, that address specific customer needs. We have strong internal and external resources with color and design capabilities, an extensive design library covering a broad range of styles, patterns, textures and colors and strong product formulation and coating and processing capabilities to provide our products with the functionality and aesthetics that add value for our customers. Our broad range of products and end-use applications give us economies of scale in sourcing, manufacturing, design, sales and marketing, technology and process development.

The following table shows the products that our Decorative Products segment develops, designs, produces and markets.

Product Category	% of Decorative Products Fiscal 2008 Net Sales	Primary Products	End-use Applications	Brand Names
Contract Interiors	35.7%	Vinyl and non-vinyl nanofiber based wallcoverings, customized wall murals, vinyl and urethane coated fabrics, recyclable and 30% recycled content wallcovering	Decorative and protective wall and seating surfacing for offices, hotels, hospital and medical offices, stores, schools, restaurants and public buildings	BOLTA, ESSEX, GENON, TOWER, MURASPEC, MUREK, MEMERASE II, VIEWNIQUE, DIVERSIWALL, ECORE, RECORE

Coated Fabrics	47.4%	Vinyl and urethane coated fabrics, performance films	Decorative and protective surfacing for transportation and marine seating, pool liners, automotive soft top covers, banners, tents, ceiling tiles, commercial and residential furniture and medical applications	BOLTAFLEX, BOLTASOFT, NAUTOLEX, PREFIXX, PREVAILL, ENDURION

Laminates	16.9%	Vinyl, paper and specialty laminates	Decorative and protective surfacing for kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display, home furnishings and consumer electronics	PREEMPT, RADIANCE, SURF(X) 3D, DESIGN4

Contract Interiors.    OMNOVA Solutions is a leading North American and European supplier of wallcoverings and coated fabrics used in commercial applications. Our commercial wallcoverings are recognized for their leading color and designs as well as their strength, durability and cleanability. Our wallcoverings, in addition to their aesthetic appeal, reduce repair and maintenance costs for building owners by protecting wall surfaces and having longer useful lives as compared to paint and paper wallcoverings. Applications for our commercial wallcoverings include refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets.

OMNOVA’s commercial wallcovering product lines include a broad range of fabric-backed vinyl, paper-backed vinyl and nanofiber based wallcoverings. Our industry leading styling and design library covers a broad range of styles, patterns, textures and colors, both traditional and contemporary. In addition to strong internal and external resources in design capabilities, strengths include a reputation for product durability and quality, a global distribution network, an extensive emboss and print roll library, strong brands, custom design and manufacturing capability and long-term customer relationships. Contract Interiors represented 14.3% of our consolidated net sales for 2008, 16.4% for 2007 and 16.3% for 2006.

In late 2008, OMNOVA Solutions introduced RECORE™ Recycled Wall Technology – the “best in class” recycled commercial wallcovering platform for wallcoverings that look, perform and hang like traditional vinyl wallcoverings and feature a guaranteed minimum 30% recycled content. All new designs introduced in the leading OMNOVA brands – Bolta®, Essex™, Genon® and Tower® – and produced after November 1, 2008, will feature RECORE™ Recycled Wall Technology. Earlier in the year, OMNOVA began shipping eco-friendly wallcoverings featuring ECORE™ Advanced Wall Technology, a non-PVC construction for architects and designers seeking alternatives to vinyl. In addition, both RECORE™ and ECORE™ qualify for critical points in building projects seeking LEED (Leadership in Energy and Environmental Design) certification as a part of the U.S. Green Building Council’s sustainable building initiative. These innovations further enhance OMNOVA’s leadership position for both branded and private label offerings while meeting the growing demand for sustainable products.

Coated Fabrics.    OMNOVA Solutions is a leading North American supplier of vinyl and urethane coated fabrics and industrial films for commercial and residential applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost-effective alternative to other surfacing materials, such as leather and textile fabrics. Applications for our coated fabrics include transportation seating (automotive, school bus, marine and motorcycle), automotive soft tops and automotive aftermarket applications. Industrial films applications include banners, tents, health care and construction. Sales of our coated fabrics products represented 18.9% of our consolidated net sales for 2008, 10.4% for 2007 and 10.4% for 2006.

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

A key strength of our laminates business is our coating technology, including ultraviolet, melamine, urethane, thermal cured and others, which provides durable finishes for high-wear applications. In addition, our laminates business has differentiated itself in the market as a single-source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries by building a unique library of matched vinyl and paper laminate designs with a variety of patterns and textures, and developing rapid make-to-order production capabilities. We also offer SURF(X) 3D Laminates for multi-dimensional applications for the office furniture and retail display fixture markets. These laminates offer a cost effective alternative to high pressure laminates and provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding. Sales of our laminates products represented 6.8% of our consolidated net sales for 2008, 9.4% for 2007 and 10.2% for 2006.

Markets and Customers

We believe that our Decorative Products segment is a leader in its targeted product categories. The contract interiors, coated fabrics and laminates businesses are highly competitive based on decorative content, functional performance, price, quality, customer service, brand name recognition, distribution networks and reputation. Decorative Products markets its products under numerous brand names to different industries. Certain of our better-known customers in this segment include Steelcase, Armstrong, Stingray Boats, Ashley Furniture, Patrick Industries, Herculite and Merillat.

Marketing and Distribution

Our Decorative Products segment distributes its products through a variety of channels. Contract Interiors’ wallcovering products are marketed primarily through independent distributors to building owners, contractors, architects, interior designers and other specifiers. Several of our distributors are national in scope, providing us with the capability to cost-effectively market products to both regional and national commercial purchasers. Coated fabrics and laminates are sold directly and through agents to manufacturers of cabinets, furniture, seating and other products. Many of our Decorative Products segment’s products have strong, well-recognized brand names that are promoted through trade shows, industry periodicals, our website (www.omnova.com) and other media.

Competition

OMNOVA’s Decorative Products segment competes with numerous companies, many of which focus on one product line and/or market and are smaller and privately-owned. Key competitors include:

•	Contract Interiors—RJF International Corporation, US Vinyl, J. Josephson Inc., and Laminating Surfaces Inc. (LSI)

•	Coated Fabrics—Morbern Inc., China General, Uniroyal, Spradling International Inc. and G&T Industries

•	Laminates—Chiyoda Gravure Corporation, Dai Nippon Printing Co., Ltd., Toppan Printing Co., Ltd., American Renolit Corporation, LG ChemAmerica, Riken USA Corporation and Spartech Industries

International Operations

Net sales from our foreign operations were $170.4 million in 2008, $79.6 million in 2007 and $65.5 million in 2006. These net sales represented 19.6% of our total net sales in 2008, 10.7% of our total net sales in 2007 and 9.4% of our total net sales in 2006. The increase in 2008 was primarily due to the acquisition of the minority interests of the two former joint ventures. Long-lived assets primarily consist of net property, plant and equipment and net intangibles. Long-lived assets of our foreign operations totaled $42.9 million at November 30, 2008 and $17.5 million at November 30, 2007. Our consolidated long-lived assets totaled $159.2 million at November 30, 2008 and $140.0 million at November 30, 2007.

On January 8, 2008, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. (“DPS”), a Singapore limited company and CPPC – Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and OMNOVA Decorative Products (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, was acquired from CPPC Public Company Limited. The acquisition was effective December 31, 2007.

The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008. As these entities report to the Company on a one month delay, the consolidated results of operations for the twelve months ended November 30, 2008 include the results of operations for CPD, CGO and Taicang on the equity method for two months and full consolidation for ten months.

Previously, the Company held a 50.1% interest in each of the Asian joint ventures. The Company accounted for these investments using the equity method of accounting. The unconsolidated net sales for CPD prior to the purchase transaction were $9.3 million, $47.1 million and $45.1 million in 2008, 2007 and 2006, respectively. The unconsolidated net sales for CGO prior to the purchase transaction were $11.3 million, $56.3 million and $47.4 million in 2008, 2007 and 2006, respectively. The unconsolidated net sales for Taicang prior to the purchase transaction were $0.6 million and $0.5 million in 2008 and 2007, respectively. Taicang was formed in April 2007 with operations commencing in June 2007.

Intellectual Property

We regard patents, trademarks, copyrights and other intellectual property as important to our success, and we rely on them in the United States and foreign countries to protect our investments in products and technology. Our patents expire at various times, but we believe that the loss or expiration of any individual patent would not materially affect our business. We, like any other company, may be subject to claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business.

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

Environmental Matters

Our business operations, like those of other companies in the industries in which we operate, are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations not only affect our current operations, but also could impose liability on us for past operations that were conducted in compliance with then applicable laws and regulations. For further discussion of capital and noncapital expenditures incurred in 2008 and forecasted for 2009 for environmental compliance, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” on page 32 of this report, which is incorporated herein by reference.

Employees

We employed approximately 2,630 employees at November 30, 2008 at offices, plants and other facilities located principally throughout the United States, the United Kingdom and Asia. Approximately 17% or about 455 of our employees are covered by collective bargaining agreements. Approximately 60 employees or 2.3% are covered by a collective bargaining agreement due to expire in 2009. Due to the Asian business acquisition, the number of employees increased by approximately 1,070. As a result of the economic slowdown occurring in the latter part of the year, the Company laid off approximately 120, or 4.5%, employees worldwide early in fiscal 2009.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products, all of which are generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include styrene, butadiene, acrylates and vinyl acetate. These monomers represented approximately 76% of our total raw materials purchased on a dollar basis in 2008 for this segment.

Our Decorative Products segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper and titanium dioxide. PVC resins and textiles represented approximately 62% of our total raw materials purchased on a dollar basis in 2008 for this segment.

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

Research and Development

The OMNOVA Solutions technology centers in Akron, Ohio and Chester, South Carolina support research and development efforts across our businesses and complement the resources focused on innovation in each of our segments. Our efforts are focused on developing new applications with our base technologies, enhancing the functionality of our products in existing applications as well as developing new product and technology platforms.

Our research and development expenses were $10.3 million in 2008, $9.1 million in 2007 and $9.5 million in 2006. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements of this report.

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

This Annual Report includes “forward-looking statements,” as defined by federal securities laws. Forward-looking statements represent management’s current judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address sales, profits, markets, products, customers, raw materials, financial condition, and accounting policies among other matters. Words such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

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

The principal raw materials that we use in our business are derived from petrochemicals and chemical feedstocks such as styrene, butadiene and polyvinyl chloride. Specifically, Performance Chemicals uses monomers such as styrene and butadiene extensively in its products, and Decorative Products uses polyvinyl chloride extensively in its products. If we are unable to pass along increased raw materials prices to our customers, our results could be adversely affected. The cost of these raw materials has a significant impact on our profitability. The prices of many of these raw materials are cyclical and volatile. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. While we generally attempt to pass along increased raw material prices onto our customers in the form of price increases, historically there has been a time delay between increased raw material prices and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to pricing pressure and other factors.

We generally have multiple sources of supply for our raw materials. However, a limited number of suppliers are capable of delivering certain raw materials that meet our standards. Further industry consolidation may limit the number of these suppliers. Various factors, including the financial stability of our suppliers, could reduce the availability of raw materials. Shortages could occur in the future. Additionally, disruptions in transportation could delay receipt of raw materials. If our supply of raw materials is disrupted or our lead times extended, our results could be adversely affected.

Consolidation of our customers and competitors has created increased pricing pressure. If we are required to reduce our price to remain competitive, this could adversely affect our results.

We face continued pricing pressure from our customers and competitors. Customers frequently seek price reductions and customer consolidation in certain markets has created customers with greater purchasing power. Additionally, consolidation among our competitors has created competitors with greater financial and other resources. If we are required to reduce prices to compete and we cannot improve operating efficiencies and reduce expenditures to offset such price decreases, our results could be adversely affected.

Our sales and profitability depend on our ability to continue to develop new products that appeal to customers. If we are unable to develop new products, our results could be adversely affected.

Our business depends to a substantial extent on our ability to develop, introduce and support cost effective new products and technologies on a timely basis. If we fail to develop and deploy new cost effective products and technologies on a timely basis, our products may no longer be competitive and our results could be adversely affected.

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

Our domestic customers are subject to increasing foreign competition. If the demand for domestically manufactured products declines then the demand for our domestically manufactured products could decline, adversely affecting our results.

We are exposed to credit risk from our customers.

If our customers are unable to pay amounts due to us, it may adversely affect our results and cash flows and our ability to obtain financing under the Company’s Senior Secured Revolving Credit Facility.

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

We may be unable to achieve, or may be delayed in achieving, our goals under certain cost reduction measures, which could adversely affect our results.

We have and are undertaking operational excellence processes using LEAN SixSigma quality, supply chain management, ERP and other initiatives in an effort to improve efficiencies and lower our cost structure. If we are unable to achieve, or if we meet any unexpected delays in achieving our goals, our results could be adversely affected. Additionally, even if we achieve these goals, we may not receive the expected financial benefits of these goals, or the costs of implementing these initiatives could exceed the benefits of these initiatives.

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

We are and expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. Certain environmental requirements provide for strict and, under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment and liability for related damages. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future results. Continued compliance could result in increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising out of discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results. Additionally, any such increase in costs or unanticipated liabilities may exceed our reserves, which could adversely affect our results.

Capital expenditures could be higher than expected.

Unanticipated maintenance issues, changes in government regulations, or significant technology shifts could result in higher than anticipated capital expenditures, which could impact the Company’s debt and cash flows.

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

We conduct our business in several foreign jurisdictions and are subject to the risks normally associated with international operations, including the following:

•	fluctuations in currency exchange rates;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	the imposition of duties and tariffs;

•	import and export controls;

•	government control of capital transactions;

•	the risks of divergent business expectations or cultural incompatibility with potential foreign partners;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

Any of these events could adversely affect our international operations and our results.

Some of our employees are covered by collective bargaining agreements. The failure to renew any of those agreements on acceptable terms could increase cost or result in a prolonged work stoppage, which could adversely affect our results.

Approximately 17% or about 455 of our employees are covered by four separate collective bargaining agreements with various renewal dates. We cannot be assured that any of these agreements will be renewed on similar terms or renegotiated on acceptable terms in the future. Any prolonged work stoppages in one or more of our facilities could adversely affect our results.

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

Historically, our stock price has experienced considerable volatility. Our stock price could continue to experience volatility in the future due to a variety of potential factors such as:

•	volatility in the equity markets;

•	fluctuations in our results of operations and cash flows;

•	variations between our actual financial results and published analysts’ expectations;

•	technological innovations or new product introductions by us or our competitors; and

•	limited liquidity of our stock.

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

We could be subject to an adverse litigation judgment which could adversely affect our results.

From time to time, the Company is subject to various claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental, safety, intellectual property and other matters arising out of the Company’s business. The ultimate resolution of any litigation is inherently unpredictable. Moreover, there can be no assurance that we will have any or adequate insurance coverage to protect the Company from any adverse litigation judgment. The Company’s estimate of liability, if any, is subject to change and the actual result may differ materially from the Company’s estimate. An adverse litigation judgment could adversely affect our results.

We maintain cash balances in U.S. and foreign financial institutions.

While the Company monitors the financial institutions that it maintains accounts with, it cannot be assured that it would be able to recover its funds in the event that the financial institution would fail. In addition, the Company may be limited in the amount and timing of funds to be repatriated from foreign financial institutions. As a result, this could adversely affect our ability to fund normal operations or capital expenditures.

We have substantial debt.

As of November 30, 2008, we had $188.3 million of total indebtedness outstanding. Our debt agreements may restrict our ability to borrow additional funds, make capital expenditures, or sell our assets. In addition, our debt agreement requires that we do not exceed certain leverage ratios and comply with other covenants. If we fail to maintain compliance, we could lose our current financing. The degree to which we are leveraged could make us more vulnerable to adverse general economic conditions. Additionally, the servicing of our debt will reduce funds available for operations and capital reinvestment.

Our debt is subject to variable market interest rates. If rates increase significantly, our results and cash flows could be adversely impacted.

Our ability to make scheduled payments or refinance our debt will depend on our future financial and operating performance, which could be adversely affected by prevailing economic conditions, financial, business and other factors, some of which are beyond our control. There can be no assurance that our operating results, cash flows and capital resources will be sufficient to pay our indebtedness. If our operating results, cash flows, or capital resources prove inadequate, we could face substantial liquidity challenges and might be required to dispose of material assets or operations or delay planned expansions and capital expenditures, restructure or refinance our debt, or seek additional equity capital. There can be no assurance that any of these actions could be effected on satisfactory terms or that future financing would be available to fund the operations of the business.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

The Company’s significant operating, manufacturing, distribution, research, design and/or sales and marketing facilities are set forth below:

Corporate Headquarters:
OMNOVA Solutions Inc. *175 Ghent Road Fairlawn, OH		OMNOVA Solutions Technology Center 2990 Gilchrist Road Akron, OH

Performance Chemicals:
Headquarters: *175 Ghent Road Fairlawn, OH		Sales/Manufacturing/Technical/Distribution: Akron, OH Calhoun, GA Chester, SC *Dalton, GA Fitchburg, MA Green Bay, WI *Hertfordshire, England Mogadore, OH *Shanghai, China

Decorative Products:
Headquarters: *175 Ghent Rd Fairlawn, OH	Manufacturing Facilities: Auburn, PA Columbus, MS Jeannette, PA Kent, England Monroe, NC Rayong, Thailand Shanghai, China Taicang, China	Sales/Marketing/Design/Distribution: *Asnieres, France *Bangkok, Thailand *Dubai, UAE *Hertfordshire, England *Paris, France *Rayong, Thailand *Shanghai, China *Warsaw, Poland

*	An asterisk next to a facility listed above indicates that it is a leased property.

For a further discussion of our leased properties, please refer to Note N to the Consolidated Financial Statements of this report.

During 2008, we generally made effective use of our productive capacity. We believe that the quality and productive capacity of our properties are sufficient to maintain our competitive position for the foreseeable future.

Item 3.	Legal Proceedings

From time to time, the Company is subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property and other matters arising out of the Company’s business. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, if there is an unfavorable resolution of a matter, there could be a material adverse effect on the financial condition, results of operations or cash flows of the Company depending on the amount of such resolution in comparison to the Company’s financial condition, results of operations and cash flows in the period in which such resolution occurs. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2008.

Item 4A.	Executive Officers of the Registrant

The following information is given as of January 20, 2009, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 48, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Michael E. Hicks, age 50, Senior Vice President and Chief Financial Officer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James C. LeMay, age 52, Senior Vice President, Business Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay also served as Assistant General Counsel of GenCorp Inc. from May 1997, and as Senior Counsel of GenCorp from May 1990 to May 1997.

Douglas E. Wenger, age 52, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

James J. Hohman, age 60, Vice President of the Company since November 2001 and President, Performance Chemicals since February 2005; President, Paper & Carpet Chemicals from December 2000 until February 2005; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

Robert H. Coleman, age 54, President, Decorative Products since July 2003. Prior to joining OMNOVA, Mr. Coleman served as Vice President and General Manager, Graphics North America from 2000 until 2002; as Vice President and General Manager, Fasson Roll, Europe from 1997 until 2000; as Vice President and General Manager, Packaging and Product Identification Sector in 1997; and as Vice President and General Manager, Fasson Films Division from 1993 until 1997, in each case for Avery Dennison Corporation, Pasadena, California (a manufacturer of pressure-sensitive adhesives and materials and consumer and converted products).

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At November 30, 2008, there were 8,425 holders of record of the Company’s common stock. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 70 of this report and is incorporated herein by reference.

On October 27, 2008, the Company was notified by the New York Stock Exchange (the “NYSE”) that it has 18 months to achieve compliance with the NYSE’s continued listing standards for total market capitalization and shareholders’ equity. On that date, the Company was considered below the criteria for the continued listing standards because, as of October 24, 2008, its 30 trading-day average market capitalization was $72.4 million, less than the $75 million requirement, and its most recently reported shareholders’ equity was $60.4 million, also less than the $75 million requirement.

On November 25, 2008, the Company was notified by the NYSE that it had fallen below compliance with the continued listing criteria related to the 30-day average minimum share price of $1.00.

The Company submitted a plan to the NYSE demonstrating its ability to achieve compliance with the listing standards and was notified on January 15, 2009 by the NYSE that the NYSE had accepted the Company’s proposed plan for continued listing on the NYSE.

As a result of the acceptance, the Company’s common stock will continue to be listed on the NYSE pending quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure progress against the plan.

Information concerning long-term debt appears in Note L to the Consolidated Financial Statements and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in Equity Compensation Plan Information of Item 12 in this Annual Report on page 72 and is incorporated herein by reference.

The following graph compares the cumulative 5-year total return provided shareholders of holders of OMNOVA Solutions Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Industrials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 11/30/2003 and its relative performance is tracked through 11/30/2008.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following table sets forth the Company’s selected historical financial data. The selected historical financial data as of November 30, 2008, 2007, 2006, 2005, and 2004 and for each of the five years in the period ended November 30, 2008 are derived from the Company’s audited consolidated financial statements.

	2008	2007	2006	2005	2004
	(Dollars in millions, except per share data)
Statement of operations data:
Net Sales	$869.4	$745.5	$699.1	$695.0	$630.7
Cost of goods sold	731.4	605.2	549.2	542.6	480.7

Gross profit	138.0	140.3	149.9	152.4	150.0
Selling, general and administrative	104.8	99.1	105.6	105.7	126.0
Depreciation and amortization	23.9	20.1	20.2	21.1	21.6
Indefinite lived trademark impairments(2)	—	—	1.0	—	3.9
Fixed asset impairment	—	—	.1	2.5	—
Restructuring and severance(3)	.6	1.0	1.3	5.4	.4
Interest expense	13.0	16.5	21.3	22.6	22.4
Equity (earnings) loss in affiliates	(.2)	(1.2)	(2.3)	(.7)	.6
Debt redemption expense(4)	—	12.4	—	—	—
Other (income) expense, net	(2.1)	(.7)	(.6)	(1.2)	.8

	$140.0	$147.2	$146.6	$155.4	$175.7

Income (loss) from continuing operations before income taxes	(2.0)	(6.9)	3.3	(3.0)	(25.7)
Income tax expense (benefit)	.2	.1	.1	(.3)	(.3)

Income (loss) from continuing operations	(2.2)	(7.0)	3.2	(2.7)	(25.4)
Discontinued Operations, net of tax:
Income (loss) from operations	—	.3	(.1)	.9	1.0
Gain on sale	—	—	18.2	—	—

Income from discontinued operations	—	.3	18.1	.9	1.0

Net income (loss)	$(2.2)	$(6.7)	$21.3	$(1.8)	$(24.4)

Basic income (loss) per share:
Income (loss) from continuing operations	$(.05)	$(.17)	$.08	$(.06)	$(.64)
Income from discontinued operations	—	.01	.44	.02	.03

Net income (loss) per share	$(.05)	$(.16)	$.52	$(.04)	$(.61)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(.05)	$(.17)	$.08	$(.06)	$(.64)
Income from discontinued operations	—	.01	.43	.02	.03

Net income (loss) per share	$(.05)	$(.16)	$.51	$(.04)	$(.61)

General:(1)
Capital expenditures	$14.8	$16.2	$13.0	$12.4	$11.2
Total assets	$351.6	$326.4	$338.9	$358.3	$432.5
Long-term debt(4)	$182.1	$144.6	$165.0	$176.3	$181.5

(1)	The Company has not declared a dividend for any period presented.
(2)	During 2006 and 2004, the Company recorded indefinite-lived intangible asset impairment charges of $1.0 million and $3.9 million, respectively.
(3)

Restructuring and severance consisted primarily of costs for the closure of an extrusion facility and severance costs in 2008, severance costs in 2007, severance costs, asset write-downs and costs for the closure of a European sales office in 2006, the closure of the Company’s wallcovering distribution facility and the closure of a design center in 2005 and severance costs in 2004.

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

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Item 1, Business, the Company operates in two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, masking tape, adhesives, tire cord, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, printed and solid color surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, recreational vehicles, manufactured housing and a variety of performance films. Please refer to Item 1, Business, of this Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

The Company’s products are sold to manufacturers, independent distributors and end users directly and through agents.

The Company has strategically located manufacturing facilities in the United States, United Kingdom, China and Thailand.

The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first quarter (December through February) has historically been weaker and unprofitable due to generally lower levels of customer manufacturing, construction and refurbishment activities during the holidays and cold weather months.

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

Key Indicators

Key economic measures relevant to the Company include coated paper production, print advertising spending, U.S. commercial real estate and hotel occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes, interest rates and forecasts of raw material pricing for certain petrochemical feed stocks. Key OEM industries which provide a general indication of demand drivers to the Company include paper, commercial building construction, housing, furniture manufacturing and flooring manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products but the trend information does not necessarily directly correlate with demand levels in the markets which ultimately use the Company’s products.

Key operating measures utilized by the business segments include orders, sales, working capital turnover, inventory, productivity, new product vitality, and order fill-rates and safety performance which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

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

Results of Operations of 2008 Compared to 2007

The Company’s net sales in 2008 were $869.4 million as compared to $745.5 million in 2007. The Company’s Performance Chemicals business segment revenue increased by 9.7% while the Decorative Products business segment revenue increased 28.7%. Contributing to the sales increase in 2008 were sales of $86.4 million from the Decorative Products Asian businesses acquired in the first quarter of 2008 and favorable pricing of $86.9 million, partially offset by lower volumes of $46.1 million and unfavorable foreign exchange translation of $3.3 million. Excluding the Decorative Products Asian businesses, the Company’s sales grew $37.5 million or 5.0%. Effective December 31, 2007, the Company acquired the remaining 49.9% interest of its Decorative Products joint venture companies in China and Thailand for $28.0 million in cash and $1.0 million in transaction costs. In addition, the Company assumed the Asian businesses debt of $3.4 million and acquired cash of $3.8 million. Previously, the Company used the equity method of accounting to record its proportionate share of the net income or loss of these Asian businesses. The operating results of the Decorative Products Asian businesses are recognized on a one-month lag. Accordingly, the 2008 consolidated results of operations include two months using the equity method of accounting and ten months on a fully-consolidated basis.

Gross profit in 2008 was $138.0 million with a gross profit margin of 15.9% compared to gross profit of $140.3 million and a gross profit margin of 18.8% in 2007. Cost of goods sold for 2008 increased $126.2 million, to $731.4 million, compared to 2007. The increase was primarily due to the inclusion of manufacturing costs of $81.3 million from the Decorative Products Asian businesses, higher raw material costs of $75.1 million and higher transportation costs of $0.8 million, partially offset by lower volumes and manufacturing expense of $31.0 million.

Selling, general & administrative expenses of $104.8 million in 2008 were $5.7 million, or 5.8% higher than 2007. The increase in 2008 was primarily due to $5.9 million of costs from the Decorative Products Asian businesses, partially offset by lower employee and professional service costs.

Interest expense of $13.0 million in 2008 was $3.5 million lower than 2007 primarily due to significantly lower interest rates as a result of the Company’s debt refinancing in May 2007 partially offset by higher debt levels. Total debt at November 30, 2008 was $188.3 million, up $38.4 million from November 30, 2007. The increase in debt included $32.4 million of borrowings and assumed debt to fund the purchase price and transaction fees of the Decorative Products Asian joint venture acquisitions. The balance of the debt increase was for normal working capital usage of $6.0 million.

Other income, net increased $1.4 million, to $2.1 million, in 2008 primarily due to foreign exchange gains of $0.6 million, licensing income of $0.4 million and interest income of $0.3 million.

Income tax expense was $0.2 million in 2008 compared to a tax expense of $0.1 million in 2007. The tax expense in both 2008 and 2007 was primarily related to foreign income taxes. No domestic income tax provision or benefit was provided in either 2008 or 2007 due to the Company’s cumulative net losses. The effective rates of 6.4% in 2008 and 0.7% in 2007 were below the statutory rate of 35% primarily due to the Company’s net tax loss carryforwards. Valuation allowances have been provided for deferred tax assets in the U.S. as a result of the Company’s prior losses. At present, the Company has $134.7 million of domestic federal net operating loss carryforwards that expire by 2025.

The Company had a net loss of $2.2 million, or $0.05 per diluted share, in 2008 compared to a net loss of $6.7 million, or $0.16 per diluted share, in 2007. Included in 2007 are debt redemption costs of $12.4 million.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated loss from continuing operations before income taxes:

	Year Ended November 30,
	2008	2007
	(Dollars in millions)
Segment Net Sales:
Performance Chemicals	$521.6	$475.3
Decorative Products	347.8	270.2

Consolidated net sales	$869.4	$745.5

Segment Gross Profit:
Performance Chemicals	$68.3	$64.3
Decorative Products	69.7	76.0

Consolidated Gross Profit	$138.0	$140.3

Segment Operating Profit (Loss):
Performance Chemicals	$25.2	$23.8
Decorative Products	(6.5)	8.6
Interest expense	(13.0)	(16.5)
Corporate expense	(7.7)	(10.4)
Debt redemption expense	—	(12.4)

Consolidated loss from continuing operations before income tax	$(2.0)	$(6.9)

Performance Chemicals

Performance Chemicals’ net sales increased 9.7% to $521.6 million during 2008 compared to $475.3 million during 2007, driven by higher selling prices of $81.1 million partially offset by lower volumes of $33.7 million and $1.1 million of unfavorable foreign exchange translation. Net sales for the Paper and Carpet Chemicals product line increased to $337.0 million during 2008 compared to $308.9 million during 2007. Net sales for the Specialty Chemicals product line increased to $184.6 million during 2008 compared to $166.4 million during 2007.

Performance Chemical’s gross profit was $68.3 million with a gross profit margin of 13.1% for 2008 compared to $64.3 million and a gross profit margin of 13.5% for 2007.

Performance Chemicals generated an operating profit of $25.2 million and an operating profit margin of 4.8% for 2008 compared to $23.8 million and an operating profit margin of 5.0% for 2007. The increase in segment operating profit was due to higher pricing of $81.1 million and cost reductions of $4.2 million partially offset by higher raw material costs of $67.4 million, lower volumes of $8.9 million, higher LIFO inventory reserves of $5.6 million, and higher transportation, utility and health care costs of $1.2 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for 2008 include workforce reduction costs of $0.1 million and for 2007 a gain on the sale of an office facility in South Carolina of $0.7 million.

Decorative Products

Decorative Products’ net sales increased by 28.7%, to $347.8 million, in 2008 from $270.2 million in 2007. Included in 2008 are $86.4 million of sales from the acquired Asian businesses. Contract Interiors net sales of $124.2 million during 2008 were $1.9 million higher than 2007, primarily due to higher volume in European wallcovering, partially offset by unfavorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line increased to $164.8 million during 2008 compared to $77.8 million during 2007, primarily as a result of the inclusion of the Asian sales and higher volume in performance films and pool liner of $2.4 million, partially offset by lower volume in transportation, marine and other of $1.8 million. Net sales for the Laminates product line decreased to $58.8 million during 2008 compared to $70.1 million during 2007, primarily due to lower volume.

Decorative Products’ gross profit was $69.7 million with a gross profit margin of 20.1% for 2008 compared to $76.0 million and a gross profit margin of 28.1% for 2007. Included in 2008 is gross profit of $5.2 million from the acquired Asian businesses.

Decorative Products incurred an operating loss of $6.5 million with an operating profit margin of (1.9)% for 2008 compared to an operating profit of $8.6 million and an operating profit margin of 3.2% for 2007. The decrease in 2008 was due to higher health care, utilities and transportation costs of $8.9 million, higher raw material costs of $7.7 million, lower volume of $4.4 million, Asian business losses of $3.4 million compared to equity income of $1.2 million last year and higher LIFO reserve charges of $1.7, million, partially offset by higher pricing of $5.8 million and lower manufacturing costs of $6.2 million. Decorative Products operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for 2008 were restructuring and severance charges of $0.5 million resulting primarily from workforce reductions. Those items for 2007 included $0.7 million for restructuring and severance charges.

Corporate

Interest expense decreased to $13.0 million in 2008 from $16.5 million in 2007. The decrease is due to significantly lower average interest rates, partially offset by higher debt levels.

Corporate expenses decreased to $7.7 million in 2008 from $10.4 million in 2007, primarily due to lower employee costs. Included in 2007 are restructuring and severance expenses of $0.2 million.

In November 2008, the Company announced the closure of its Dupo, Illinois extrusion facility. As a result, the Company recorded $0.1 million of facility closure costs. During January 2009, the assets of this facility were sold with no related gain or loss.

Purchase Transaction

Effective December 31, 2007, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. (“DPS”), a Singapore limited company and CPPC – Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and Beston OMNOVA Plastics (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, were acquired from CPPC Public Company Limited for $28.0 million in cash and $1.0 million in transaction costs. In addition, the Company assumed the Asian businesses debt of $3.4 million and acquired cash of $3.8 million. The purchase agreement included a contingent payment of $2.0 million based on the achievement of certain 2008 financial results at CPD, which were not achieved, and accordingly, will not be paid.

The transaction was accounted for as a purchase. The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008. As these entities report to the Company on a one month lag, the consolidated results of operations for 2008 include the results of operations for CPD, CGO and Taicang on the equity method for two months and full consolidation for ten months.

A fair value analysis of the assets purchased and liabilities assumed was performed, and based on that analysis, the purchase price was allocated as follows:

(Dollars in millions)
Current assets	$23.3
Property, plant & equipment	19.0
Intangible assets	2.2
Other assets	1.0

Total assets acquired	45.5
Current liabilities	(12.2)
Non-current liabilities	(4.7)

Net assets acquired	$28.6

Intangible assets acquired include the following:

Customer list	$1.4
Land-use rights	.8

Total	$2.2

The customer list is being amortized over ten years and the land-use rights are being amortized over the applicable lease periods.

The unaudited pro forma effect of the acquisition of CPD, CGO and Taicang on the Company’s revenues, net loss and net loss per share, had the acquisition occurred on December 1, 2007 and 2006, respectively, is as follows:

	Year Ended November 30,
	2008	2007
	(Dollars in millions)
	(except per share data)
Revenues	$888.1	$835.7
Net loss	$(2.9)	$(8.0)
Basic and diluted loss per share	$(.07)	$(.19)

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

Gross profit in 2007 was $140.3 million with a gross profit margin of 18.8% compared to gross profit of $149.9 million and a gross profit margin of 21.4% in 2006. Cost of goods sold for 2007 increased $56.0 million to $605.2 million, compared to the same period last year driven by higher raw material costs of $18.6 million, manufacturing costs of $33.4 million related to the increased volumes and higher transportation costs of $4.0 million.

Selling, general & administrative expenses of $99.1 million in 2007 were $6.5 million, or 6.2%, lower than 2006. The decrease in 2007 was primarily due to lower employee and professional service costs of $2.9 million, lower supplies and utility costs of $1.0 million and other cost reductions of $2.6 million.

Interest expense of $16.5 million in 2007 was $4.8 million lower than 2006, primarily due to lower debt levels and lower interest rates as a result of the Company’s debt refinancing in May 2007.

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

Equity earnings in affiliates were $1.2 million in 2007 compared to $2.3 million in 2006. The decrease in 2007 was primarily due to higher raw material costs in Asia, one time start-up costs for a new plant in China and higher tax charges.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) from continuing operations before income taxes:

	Year Ended November 30,
	2007	2006
	(Dollars in millions)
Segment Net Sales:
Performance Chemicals	$475.3	$441.6
Decorative Products	270.2	257.5

Consolidated net sales	$745.5	$699.1

Segment Gross Profit:
Performance Chemicals	$64.3	$75.0
Decorative Products	76.0	74.9

Consolidated Gross Profit	$140.3	$149.9

Segment Operating Profit:
Performance Chemicals	$23.8	$29.7
Decorative Products	8.6	9.0
Interest expense	(16.5)	(21.3)
Corporate expense	(10.4)	(14.1)
Debt redemption expense	(12.4)	—

Consolidated income (loss) from continuing operations before income tax	$(6.9)	$3.3

Performance Chemicals

Performance Chemicals’ net sales increased 7.6% to $475.3 million during 2007 compared to $441.6 million during 2006, driven by volume increases of $20.6 million, higher selling prices of $11.3 million and $1.8 million of favorable foreign exchange translation. Net sales for the Paper and Carpet Chemicals product line increased to $308.9 million during 2007 compared to $290.7 million during 2006. Net sales for the Specialty Chemicals product line increased to $166.4 million during 2007 compared to $150.9 million during 2006.

Performance Chemicals’ gross profit was $64.3 million with a gross profit margin of 13.5% for 2007 compared to $75.0 million and a gross profit margin of 17.0% for 2006.

Performance Chemicals generated an operating profit of $23.8 million and an operating profit margin of 13.5% for 2007 compared to $29.7 million and an operating profit margin of 6.7% for 2006. The decrease in segment operating profit was due to higher raw material costs of $20.7 million, increased transportation costs of $3.5 million and lower LIFO inventory reserve reductions of $1.4 million, partially offset by selling price increases of $11.3 million, higher volume of $1.8 million, lower utility costs of $0.8 million and cost reductions of $4.7 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for 2007 included a gain on the sale of an office facility in South Carolina of $0.7 million and for 2006 included restructuring and severance charges of $0.4 million.

LIFO inventory reserve reductions increased Performance Chemicals’ segment operating profit by $0.2 million in 2007 and $2.1 million in 2006.

Decorative Products

Decorative Products’ net sales increased by 4.9%, to $270.2 million, in 2007 from $257.5 million in 2006. Contract Interiors net sales of $122.3 million during 2007 were $8.6 million higher than 2006 primarily due to higher volume in European wallcovering and favorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Coated Fabrics product line increased 6.9%, to $77.8 million, during 2007 compared to $72.8 million during 2006, primarily as a result of higher volume in transportation of $4.1 million. Net sales for the Laminates product line decreased 1.3%, to $70.1 million, during 2007 compared to $71.0 million during 2006, primarily due to lower volume in kitchen and bath, furniture and flooring of $6.4 million, partially offset by higher volume in consumer electronics, display and other segments of $5.5 million.

Decorative Products’ gross profit was $76.0 million with a gross profit margin of 28.1% for 2007 compared to $74.9 million and a gross profit margin of 29.1% for 2006.

Decorative Products generated an operating profit of $8.6 million and an operating profit margin of 3.2% for 2007 compared to $9.0 million and an operating profit margin of 3.5% for 2006. The decrease in segment operating profit for 2007 was due to higher health care, utilities and transportation costs of $1.1 million, higher manufacturing and maintenance costs of $3.5 million, ERP system implementation costs of $0.5 million, and lower income from the Company’s joint ventures of $1.1 million due to higher raw material costs in Asia and start-up costs related to a new manufacturing plant near Shanghai, offset by lower domestic raw material costs of $2.1 million, the profit on additional volumes of $1.3 million, higher LIFO inventory reserve reductions of $1.1 million and higher selling prices of $0.3 million. Decorative Products’ operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for 2007 were restructuring and severance charges of $0.8 million resulting primarily from workforce reductions. Those items for 2006 included $1.0 million for a non-cash trademark impairment charge, asset impairment charges of $0.1 million and restructuring and severance charges of $0.7 million relating to workforce reductions and the closure of a European sales office.

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

The Company recorded a tax expense of $0.1 million in both 2007 and 2006. The expense recorded in both years was primarily due to foreign taxes. The effective rates of 0.7% in 2007 and 2.2% in 2006 were below the statutory rate of 35% primarily due to the Company’s net tax loss carryforwards. Valuation allowances have been provided for deferred tax assets as a result of the Company’s prior losses. At November 30, 2007, the Company had $133.0 million of domestic federal net operating loss carryforwards.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

(Dollars in millions)	2008	2007	2006
Cash provided by operating activities	$16.4	$13.0	$10.9
Cash provided by (used) in investing activities	$(40.0)	$(2.4)	$.2
Cash provided by (used) in financing activities	$36.2	$(24.4)	$(9.9)

Cash provided by operating activities was $16.4 million in 2008, compared to $13.0 million and $10.9 million in 2007 and 2006, respectively. Cash provided by operations increased in 2008 primarily due to the lower operating loss compared with 2007. The increase in 2007 was primarily due to a reduction in the use of working capital as compared to 2006. Days Sales Outstanding (“DSO”) was 48.1 days during 2008 compared to 46.1 days during 2007. The increase was primarily due to the addition of the Decorative Products’ Asian businesses acquired, which have a longer collection period and extended terms at certain large customers.

In 2008, $40.0 million was used in investing activities, as compared to $2.4 million in 2007 and cash provided of $0.2 million in 2006. During 2007, the Company used $12.3 million of restricted cash in connection with its debt redemption and refinancing, as described in Note L – Debt and Credit Lines. During the first quarter of 2008, the Company purchased the minority interests in its joint venture businesses for $28.0 million which was funded through borrowings under its revolving credit facility. Additionally, the Company incurred $14.8 million of capital expenditures in 2008 compared to $16.2 million in 2007 and $13.0 million in 2006. Included in 2006 was cash received from the sale of the Building Products business, partially offset by restricted cash received. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2009 to be approximately $12.0 million to $14.0 million. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the remainder of the year. If necessary, a portion of capital expenditures will be funded through borrowings under its current credit facility.

Cash provided by financing activities was $36.2 million in 2008, compared to cash used for financing activities in 2007 of $24.4 million and $9.9 million in 2006. Included in 2008 are borrowings used to fund the purchase of the Decorative Products Asian businesses as noted above. Included in 2007 are costs associated with the Company’s debt refinancing including $9.8 million paid for premium and tender fees and $2.2 million paid for deferred financing costs incurred. Cash used in financing activities in 2006 was primarily related to payments under the revolving credit facility. Total debt was $188.3 million as of November 30, 2008, compared to $149.9 million as of November 30, 2007.

Long-Term Debt

The Company’s long-term debt consists of the following:

	November 30,
(Dollars in millions)	2008	2007
Senior Revolving Credit Facility (interest at 3.7% – 4.0%)	$39.7	$.7
Term Loan B (interest at 3.9% – 7.7%)	143.9	149.2

	183.6	149.9
Less: current portion	1.5	5.3

Total long-term debt	$182.1	$144.6

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $1.5 million and the 2007 excess cash flow payment of $3.9 million were paid during 2008. As a result of the acquisition of the Asian businesses, the Company is not required to pay an excess cash flow payment for 2008. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At November 30, 2008, the Company was in compliance with this requirement with a ratio of 3.7 to 1. The Term Loan also requires the Company to maintain an interest rate swap of at least $50 million of the outstanding principle balance. Additionally, the Term Loan provides for additional borrowings of up to $75 million, provided that certain requirements are met including an interest coverage ratio and a senior secured leverage ratio. The Company has not utilized these additional borrowings as of November 30, 2008.

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

On May 31, 2007, the Company entered into a 5-year fixed rate interest rate swap agreement as required by the Term Loan totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 5.23% and receive a variable rate based on LIBOR, effectively converting a portion of its variable rate Term Loan to a fixed rate of 7.73%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, whereby, any resulting gain or loss on the fair value of the derivative instrument will be recognized in Accumulated Other Comprehensive Income, until it is realized. As of November 30, 2008 and 2007, the unrealized loss of the swap was $3.7 million and $2.5 million, respectively. There was no ineffectiveness on the interest rate swap during 2008 or 2007.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company may request an increase in available borrowings under the Facility of up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at November 30, 2008. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at November 30, 2008.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at November 30, 2008.

At November 30, 2008, the Company had $82.5 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At November 30, 2008, outstanding letters of credit under the Facility were $3.3 million, the interest rate swap reserve was $4.8 million, amounts borrowed under the Facility were $39.7 million and the amount available for borrowing under the Facility was $34.7 million.

The effective interest rate on the Company’s U.S. debt was 6.2% and 7.77% for 2008 and 2007, respectively.

Foreign subsidiaries amounts due banks of $4.7 million are secured by equipment and land use rights of the foreign subsidiary. In addition, the Company has additional foreign credit facilities of $2.3 million, which are unused as of November 30, 2008, and a facility for the issuance of letters of credit and trust receipts of $4.3 million. Outstanding letters of credit on this facility were $0.1 million as of November 30, 2008.

Contractual Obligations

	Payments Due By Period
(Dollars in millions)	Total	Less Than 1 Year	2 — 3 Years	4 — 5 Years	More Than 5 Years
Long-term debt and amounts due banks	$188.3	$6.2	$3.0	$3.0	$176.1
Operating leases	24.7	4.8	7.8	4.3	7.8
Purchase obligations	.4	.3	.1	—	—
Other long-term liabilities	37.6	4.1	8.1	7.7	17.7

Total	$251.0	$15.4	$19.0	$15.0	$201.6

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2008, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, litigation, environmental reserves, pensions and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

A)    Revenue Recognition

Sales must meet the following criteria in order to be recognized as revenue: 1) persuasive evidence of an arrangement exists; 2) product must be shipped to the customer, whereby shipment results in the transfer of ownership risk to the customer; 3) an established sales price has been set with the customer; 4) collection of the sale revenue from the customer is reasonably assured; and 5) no contingencies exist. The Company estimates and records provisions for quantity rebates, sales returns and allowances in the period the revenue is recognized, based upon its experience. These items are included as a reduction in net sales.

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors and to reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $2.4 million and $1.6 million at November 30, 2008 and 2007, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with usage and sales levels over the last year to two years. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Decorative Products segment, was approximately $7.2 million and $6.6 million at November 30, 2008 and 2007, respectively.

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

E)    Pensions and Other Post-retirement Plans

The Company accounts for its pension and other post-retirement plans using the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The Company recognizes the change in the funded status of the plan in the year in which the change occurs through Accumulated Other Comprehensive Income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date and will be effective for the Company November 30, 2009.

As of November 30, 2008, included in Accumulated Other Comprehensive Loss was unrecognized prior service costs credits of $0.3 million and unrecognized actuarial loss of $25.9 million. The estimated net loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss and included in pension expense during 2009 are $1.1 million and $0.6 million, respectively. The estimated net gain and prior service cost for retiree medical plans that will be amortized from Accumulated Other Comprehensive Loss and included in other post-retirement credits during 2009 are $2.4 million and $0.3 million, respectively.

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

The Company recorded non-cash pension expense of $5.0 million in 2008 and $5.4 million in 2007. Pension expense is calculated using the discount rate, as determined below, to discount plan liabilities at the prior year measurement date. Thus, the rates of 6.55% and 6.15% were used to calculate the pension expense in 2008 and 2007, respectively. The

Company anticipates 2009 non-cash expense to be approximately $4.4 million using a discount rate of 7.36%. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by approximately $0.6 million.

The Company determined the discount rate used to discount the plan liabilities at the plan’s measurement date, which was August 31, 2008. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the measurement date. In estimating this rate, the Company considered rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates, as well as the net effect of other changes in actuarial assumptions and experience, have been recognized in Accumulated Other Comprehensive (Loss) Income as prescribed by SFAS No. 158.

With the higher yields and risk environment in 2008, the Company determined the discount rate used to measure the defined benefit pension plan obligations as of August 31, 2008 should be increased to a discount rate of 7.36% from a discount rate of 6.55% in 2007.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 8.0% for plan years 2008 and 2007. The measurement dates of August 31, 2008 and 2007 were used to determine these rates. A 25 basis point change in the assumed rate of return for assets would increase or decrease the assets by approximately $0.5 million and would increase or decrease pension expense by approximately $0.5 million.

Based on asset performance, interest rate and discount rate assumptions and current pension funding rules, the Company does not anticipate that a cash contribution to the pension fund will be required prior to 2010. However, this funding analysis is highly sensitive to changes in these assumptions and such changes may accelerate or delay the requirement to make a cash contribution.

Currently, the pension plan has a credit balance that will cover cash contribution requirements for the next year. Factors that could alter the cash requirements and timing of any such cash equivalents are:

•	Investment returns which differ materially from the Company’s 8.0% return assumption.

•	Significant changes in interest rates, affecting the discount rate.

•

Opportunities to reduce future cash requirements by accelerating contributions ahead of the minimum required schedule. Voluntary contributions in excess of minimally required accounts may prevent the need for larger contributions in the future. Some strategies might include, but are not limited to, contributions to avoid Pension Benefit Guaranty Corporation variable premiums, and maintain funded status to avoid additional funding requirements under Section 412(I) of the Internal Revenue Code. These types of contributions would allow the Company to manage the overall cash flow to the plan.

As noted above, the Company measures the fair value of pension plan assets and liabilities as of August 31. If the Company had used November 30, 2008 as the measurement date, the pro forma discount rate would have been 7.85% and the pro forma unfunded liability would have been $52.5 million, compared to the discount rate of 7.36% and the unfunded liability of $12.8 million at August 31, 2008. The increase in the unfunded liability is due to a decline in the fair value of the pension plan assets partially offset by the increase in the discount rate.

F)    Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has provided a full valuation allowance against its net deferred tax assets due to the uncertainty of realization of such assets. As of November 30, 2008, the Company had approximately $88.1 million of net deferred tax assets primarily related to domestic loss carryforwards that expire by 2025, goodwill and indefinite lived intangible asset impairment losses created as a result of the Company’s annual impairment test in 2006 and 2005, the cumulative effect of an accounting change effective December 1, 2001, a change in the Company’s pension liabilities, and other temporary differences for which a valuation allowance of $88.1 million has been provided. In addition, as of November 30, 2008, the Company had $0.8 million of deferred tax liabilities related to the acquisition of the Decorative Products Asian businesses. The Company provided a valuation allowance for its deferred tax assets after having considered its history of cumulative losses since its spin-off from GenCorp.

On December 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement.

The Company’s accounting policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expenses. Accrued interest and penalties were $1.3 million as of November 30, 2008.

G)    Share-Based Employee Compensation

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2008 reflects reserves for environmental remediation efforts of $0.4 million.

Capital expenditures for projects related to environmental matters were $1.1 million in 2008, $1.2 million in 2007 and $0.5 million in 2006. During 2008, non-capital expenditures for environmental compliance and protection totaled $5.0 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $5.1 million and $4.7 million in years 2007 and 2006, respectively. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with historical expenditure levels.

Employee Matters

The Company employed approximately 2,630 employees at year-end at offices, plants and other facilities located principally throughout the United States, United Kingdom, China and Thailand. Approximately 17%, or about 455, of the Company’s employees are covered by collective bargaining agreements. Approximately 60 employees are covered by a collective bargaining agreement due to expire in 2009. The Company would generally describe its relationship with employees as good. As a result of the economic slowdown occurring in the latter part of the year, the Company laid off approximately 120, or 4.5%, employees worldwide early in fiscal 2009.

New Accounting Pronouncements

Effective November 30, 2006, the Company adopted the recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Company has not yet adopted the measurement provisions of this statement and is in the process of determining the impact of the adoption on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on December 1, 2007. The adoption of SFAS No. 157 related to the Company’s financial assets and liabilities did not have a material impact on their fair value measurement or require expanded disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised 2007) replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This statement requires non-controlling interests to be classified as equity in the balance sheet. The income and comprehensive income attributed to the non-controlling interest, if any, is to be included in income and comprehensive income of the consolidating entity. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. This statement is effective for fiscal years ending after December 15, 2008 with early application encouraged. The adoption of this statement is not expected to have a material effect on the financial statements of the Company.

Forward Looking Statements

This Annual Report includes forward looking statements as defined by federal securities laws. Please refer to Item 1A. Risk Factors, beginning on page 9 of this Report which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note L of the Company’s Consolidated Financial Statements, the Company’s $150 Million Term Loan Credit Agreement (“Term Loan”), which matures in 2014, and Senior Secured Revolving Credit Facility (“Facility”), which matures in 2012, both have variable interest rates. Borrowings under the Term Loan and the Facility were $143.9 million and $39.7 million, respectively, as of November 30, 2008. The Company has one fixed rate interest rate swap agreement with a notional amount of $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 7.73%. The fair value of this swap was a loss of $3.7 million as of November 30, 2008. The weighted average effective interest rate of the Company’s outstanding debt was 4.8% as of November 30, 2008. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $0.2 million. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business and the Asian businesses. As disclosed in Note F, the Company has experienced an accumulated loss of $4.8 million as of November 30, 2008 primarily due to the currency conversion of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

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

Effective December 31, 2007, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. and CPPC – Decorative Products Co., Ltd. (collectively the “Asian Acquisitions”). As permitted by the Securities and Exchange Commission, management excluded the Asian Acquisitions’ operations from its assessment of internal control over financial reporting as of November 30, 2008. The Asian Acquisitions comprise approximately 21% of total assets as of November 30, 2008 and approximately 11% of total net sales for the year then ended. The Asian Acquisitions will be included when determining the scope of the Company’s assessment of internal control over financial reporting as of November 30, 2009.

Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2008.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OMNOVA Solutions Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report titled “Management’s Assessment of Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying report titled “Management’s Assessment of Internal Control Over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Decorative Products (Singapore) Pte. Ltd. and CPPC-Decorative Products Co. Ltd. (collectively the “Asian Acquisitions”), which are included in the 2008 consolidated financial statements of OMNOVA Solutions Inc. and constituted approximately 21% of total assets at November 30, 2008 and approximately 11% of total net sales for the year then ended. Our audit of internal control over financial reporting of OMNOVA Solutions Inc. also did not include an evaluation of the internal control over financial reporting of the Asian Acquisitions.

In our opinion, OMNOVA Solutions Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2008 and our report dated January 27, 2009 expressed an unqualified opinion thereon.

Akron, Ohio

January 27, 2009

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

January 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the financial statements, effective November 30, 2006, the Company changed its method of accounting for its employee benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2009 expressed an unqualified opinion thereon.

Akron, Ohio

January 27, 2009

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

	Years Ended November 30,
	2008	2007	2006
	(Dollars in millions, except per share data)
Net Sales	$869.4	$745.5	$699.1
Cost of products sold	731.4	605.2	549.2

Gross profit	138.0	140.3	149.9
Selling, general and administrative	104.8	99.1	105.6
Depreciation and amortization	23.9	20.1	20.2
Indefinite-lived trademark impairment	—	—	1.0
Fixed asset impairment	—	—	.1
Restructuring and severance	.6	1.0	1.3
Interest expense	13.0	16.5	21.3
Equity earnings in affiliates, net	(.2)	(1.2)	(2.3)
Debt redemption expense	—	12.4	—
Other income, net	(2.1)	(.7)	(.6)

	140.0	147.2	146.6

Income (loss) from continuing operations before income taxes	(2.0)	(6.9)	3.3
Income tax expense	.2	.1	.1

Income (loss) from continuing operations	(2.2)	(7.0)	3.2
Discontinued Operations, Net of Tax:
Income (loss) from operations	—	.3	(.1)
Gain on sale	—	—	18.2

Total discontinued operations	—	.3	18.1

Net Income (Loss)	$(2.2)	$(6.7)	$21.3

Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$(.05)	$(.17)	$.08
Income from discontinued operations	—	.01	.44

Net income (loss) per share	$(.05)	$(.16)	$.52

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$(.05)	$(.17)	$.08
Income from discontinued operations	—	.01	.43

Net income (loss) per share	$(.05)	$(.16)	$.51

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

	November 30,
	2008	2007
	(Dollars in millions, except per share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$17.4	$12.6
Accounts receivable, net	118.3	102.2
Inventories	46.1	30.6
Prepaid expenses and other	4.5	3.1
Deferred income taxes	1.5	—

Total Current Assets	187.8	148.5
Property, plant and equipment, net	153.7	135.8
Trademarks and other intangible assets, net	5.5	4.2
Investments in affiliates	—	22.2
Prepaid pension asset	—	9.8
Deferred income taxes	—	1.7
Other assets	4.6	4.2

Total Assets	$351.6	$326.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$6.2	$5.3
Accounts payable	68.1	62.0
Accrued payroll and personal property taxes	13.0	14.2
Accrued interest	.1	.1
Deferred income taxes	—	1.7
Employee benefit obligations	3.2	3.3
Other current liabilities	3.3	5.2

Total Current Liabilities	93.9	91.8
Long-term debt	182.1	144.6
Postretirement benefits other than pensions	9.3	11.0
Deferred income taxes	2.3	—
Pension liabilities	13.0	2.4
Other liabilities	14.4	11.3

Total liabilities	315.0	261.1
Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 43.9 million and 43.4 million shares issued as of November 30, 2008 and 2007, respectively	4.4	4.3
Additional contributed capital	311.8	312.7
Retained deficit	(245.4)	(243.3)
Treasury stock at cost; 0.1 million and 0.8 million shares as of November 30, 2008 and 2007, respectively	(.6)	(4.5)
Accumulated other comprehensive loss	(33.6)	(3.9)

Total Shareholders’ Equity	36.6	65.3

Total Liabilities and Shareholders’ Equity	$351.6	$326.4

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended November 30, 2008, 2007 and 2006

(Dollars in millions)	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
2006
Balance November 30, 2005	$4.3	$310.0	$(257.9)	$(7.8)	$(61.2)	$(12.6)
Net income			21.3			21.3	$21.3
Cumulative translation adjustment					5.5	5.5	5.5
Defined benefit pension plans					60.9	60.9	60.9

Total comprehensive income							$87.7

Exercise of stock options and other		1.5				1.5
Common stock issuance				1.7		1.7
Adjustment to initially apply SFAS No. 158					(29.8)	(29.8)

Balance November 30, 2006	$4.3	$311.5	$(236.6)	$(6.1)	$(24.6)	$48.5

2007
Net loss			(6.7)			(6.7)	$(6.7)
Cumulative translation adjustment					3.4	3.4	3.4
Unrecognized loss on interest rate swap					(2.5)	(2.5)	(2.5)
Defined benefit pension plans
Prior service costs					3.5	3.5	3.5
Net actuarial gain					16.3	16.3	16.3

Total comprehensive income							$14.0

Exercise of stock options and other		1.2				1.2
Common stock issuance				1.6		1.6

Balance November 30, 2007	$4.3	$312.7	$(243.3)	$(4.5)	$(3.9)	$65.3

2008
Net loss			(2.2)			(2.2)	$(2.2)
Cumulative translation adjustment					(13.0)	(13.0)	(13.0)
Unrecognized loss on interest rate swap					(1.2)	(1.2)	(1.2)
Defined benefit pension plans
Prior service costs					.4	.4	.4
Net actuarial (loss)					(15.9)	(15.9)	(15.9)

Total comprehensive loss							$(31.9)

Exercise of stock options and other		(.9)				(.9)
Common stock issuance	.1		.1	3.9		4.1

Balance November 30, 2008	$4.4	$311.8	$(245.4)	$(.6)	$(33.6)	$36.6

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Years Ended November 30,
	2008	2007	2006
	(Dollars in millions)
Operating Activities
Net (loss) income	$(2.2)	$(6.7)	$21.3
Income from discontinued operations	—	(.3)	(18.1)

(Loss) income from continuing operations	$(2.2)	$(7.0)	$3.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity earnings in affiliates	(.2)	(1.2)	(2.3)
Loss (gain) on sale of fixed assets	.1	(1.0)	—
Depreciation and amortization	23.9	20.1	20.2
Debt redemption expense	—	12.4	—
Write-down of indefinite lived trademarks	—	—	1.0
Restructuring and severance and write-down of fixed assets	.6	1.0	1.4
Non-cash stock compensation expense	1.2	.9	.8
Provision for uncollectible accounts	1.0	.5	.2
Provision for obsolete inventories	.4	.4	(1.6)
Other	(.2)	.2	—
Changes in operating assets and liabilities:
Accounts receivable	(1.7)	(7.6)	(3.9)
Inventories	(3.8)	2.8	4.2
Other current assets	1.7	.3	(.1)
Current liabilities	(12.1)	(8.3)	(13.5)
Other non-current assets	.6	.8	8.3
Other non-current liabilities	7.1	(1.3)	(7.0)
Discontinued operations	—	(.3)	11.2

Net Cash Provided By Operating Activities	16.4	12.7	22.1
Investing Activities
Capital expenditures	(14.8)	(16.2)	(13.0)
Acquisitions of business, less cash acquired	(25.2)	—	—
Proceeds from asset dispositions and business sold	—	1.5	25.0
Dividends received from equity affiliates	—	—	.5
Use of (investment in) restricted cash	—	12.3	(12.3)
Discontinued operations	—	—	(.8)

Net Cash Used By Investing Activities	(40.0)	(2.4)	(.6)
Financing Activities
Proceeds from borrowings	728.6	689.3	687.1
Repayment of debt obligations	(691.1)	(708.1)	(698.4)
Short-term debt proceeds (payments), net	(2.8)	3.8	(.1)
Cash paid for debt redemption and refinancing costs	—	(12.0)	—
Other financing activities	1.5	2.6	1.5

Net Cash Provided (Used) By Financing Activities	36.2	(24.4)	(9.9)
Effect of exchange rate changes on cash	(7.8)	.3	4.9

Net Increase (Decrease) In Cash and Cash Equivalents	4.8	(13.8)	16.5
Cash and cash equivalents at beginning of period	12.6	26.4	9.9

Cash and Cash Equivalents at End of Period	$17.4	$12.6	$26.4

See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A—Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company uses the equity method to account for joint ventures.

Effective December 31, 2007, the Company purchased the minority interests in its joint venture businesses (as described in Note B). As these businesses report results of operations to the Company on a one-month delay, the 2008 consolidated results of operations include the results of operations for these subsidiaries on the equity method for two months (November and December 2007 prior to the purchase transaction) and full consolidation for ten months (January through October 2008).

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

Revenue Recognition—Sales must meet the following criteria in order to be recognized as revenue: 1) persuasive evidence of an arrangement exists; 2) product must be shipped to the customer, whereby shipment results in the transfer of ownership risk to the customer; 3) an established sales price has been set with the customer; 4) collection of the sale revenue from the customer is reasonably assured; and 5) no contingencies exist. The Company estimates and records provisions for quantity rebates, sales returns and allowances in the period the revenue is recognized, based upon its experience. These items are included as a reduction in net sales.

Freight Costs—The Company reflects the cost of shipping its products to customers as cost of products sold. Customer reimbursements for freight are not significant.

Environmental Costs—The Company expenses costs associated with managing hazardous substances and pollution in ongoing operations as incurred. The Company accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred.

Research and Development Expense—Research and development costs, which were $10.3 million in 2008, $9.1 million in 2007 and $9.5 million in 2006, are charged to expense as incurred.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Financial Instruments and Fair Value Measurements—Financial assets and financial liabilities carried on the balance sheet include cash and deposits at financial institutions, trade receivables and payables, other receivables and payables and borrowings. The accounting policies on recognition and measurement of these items are disclosed elsewhere in these financial statements. The Company is mainly exposed to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Effective December 1, 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 for financial assets and liabilities. Financial assets and liabilities are measured at fair value in three levels of inputs as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in an active market, quoted prices in markets that are not active, and model-derived valuations in which all significant inputs are observable or can be corroborated by observable market data.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Derivative Instruments—The Company recognizes derivative instruments as either an asset or a liability at fair value. For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income (loss). Amounts in Accumulated Other Comprehensive Income (loss) are recognized in earnings when the underlying hedged transaction occurs. Ineffectiveness is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative and the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.

The Company does not enter into derivative instruments for trading or speculative purposes.

Accounts Receivable Allowance—The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors and to reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required.

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

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Decorative Products segment, was approximately $7.2 million and $6.6 million at November 30, 2008 and 2007, respectively.

Long-Lived Assets—Property, plant and equipment are recorded at cost. Refurbishment costs are capitalized in the property accounts, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally using the straight-line method. Depreciable lives on buildings and improvements and machinery and equipment range from 10 to 40 years and 3 to 20 years, respectively. Leasehold improvements are depreciated over the shorter of the lease term, including any expected renewal periods, or the estimated useful life of the improvement.

Intangible assets, such as customer lists, patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method over periods ranging from 10 to 30 years. Accumulated amortization of finite-lived intangible assets at November 30, 2008 and 2007 was $15.9 million and $14.1 million, respectively.

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net realizable value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

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

Income Taxes—The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

On December 1, 2007, the Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement.

The Company’s accounting policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expenses.

Share-Based Compensation—The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised). Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period).

New Accounting Pronouncements—Effective November 30, 2006, the Company adopted the recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through other comprehensive income. This statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Company has not yet adopted the measurement provisions of this statement and is in the process of determining the impact of the adoption on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 was effective for the Company on December 1, 2007. The adoption of SFAS No. 157 related to the Company’s financial assets and liabilities did not have a material impact on their fair value measurement or require expanded disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised 2007) replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This statement requires non-controlling interests to be classified as equity in the balance sheet. The income and comprehensive income attributed to the non-controlling interest, if any, is to be included in income and comprehensive income of the consolidating entity. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. This statement is effective for fiscal years ending after December 15, 2008 with early application encouraged. The adoption of this statement is not expected to have a material effect on the financial statements of the Company.

Note B—Purchase Transaction

Effective December 31, 2007, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. (“DPS”), a Singapore limited company and CPPC–Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and Beston OMNOVA Plastics (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, were acquired from CPPC Public Company Limited for $28.0 million in cash and $1.0 million in transaction costs. In addition, the Company assumed the Asian businesses debt of $3.4 million and acquired cash of $3.8 million. The purchase agreement included a contingent payment of $2.0 million based on the achievement of certain 2008 financial results at CPD, which were not achieved, and accordingly, will not be paid.

The transaction was accounted for as a purchase. The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008. As these entities report to the Company on a one month lag, the consolidated results of operations for 2008 include the results of operations for CPD, CGO and Taicang on the equity method for two months and full consolidation for ten months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note B—Purchase Transaction (Continued)

A fair value analysis of the assets purchased and liabilities assumed was performed, and based on that analysis, the purchase price was allocated as follows:

(Dollars in millions)
Current assets	$23.3
Property, plant & equipment	19.0
Intangible assets	2.2
Other assets	1.0

Total assets acquired	45.5
Current liabilities	(12.2)
Non-current liabilities	(4.7)

Net assets acquired	$28.6

Intangible assets acquired include the following:

Customer list	$1.4
Land-use rights	.8

Total	$2.2

The customer list is being amortized over ten years and the land-use rights are being amortized over the applicable lease periods.

The unaudited pro forma effect of the acquisition of CPD, CGO and Taicang on the Company’s revenues, net loss and net loss per share, had the acquisition occurred on December 1, 2007 and 2006, respectively, is as follows:

	Year Ended November 30,
	2008	2007
	(Dollars in millions) (except per share amounts)
Revenues	$888.1	$835.7
Net loss	$(2.9)	$(8.0)
Basic and diluted loss per share	$(.07)	$(.19)

Note C—Restructuring and Severance

The following table is a summary of restructuring and severance charges for 2008, 2007 and 2006:

	2008	2007	2006
	(Dollars in millions)
Severance expense	$.5	$1.0	$1.0
Other exit costs	.1	—	.3

	$.6	$1.0	$1.3

In November 2008, the Company announced the closure of its Dupo, Illinois extrusion facility. As a result, the Company recorded $0.1 million of facility closure costs. During January 2009, the assets of this facility were sold with no related gain or loss.

Also in 2008, the Company recorded $0.5 million of severance charges related to workforce reductions, of which $0.4 million was recorded by Decorative Products and $0.1 million was recorded by Performance Chemicals. The Company terminated approximately 17 employees in connection with these workforce reductions. The Company does not expect to incur any additional costs for these workforce reduction actions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C—Restructuring and Severance (Continued)

In 2007, the Company’s Decorative Products segment recorded $0.8 million of severance charges and Corporate recorded $0.2 million of severance charges, all of which were related to workforce reduction initiatives. The Company terminated 15 employees in connection with these workforce reductions.

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

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30,	2008		November 30,
	2007	Provision	Payments	2008
	(Dollars in millions)
Performance Chemicals	$—	$.1	$—	$.1
Decorative Products	.3	.5	.5	.3
Corporate	—	—	—	—

Total	$.3	$.6	$.5	$.4

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

The results of operations for the Building Products business reported as discontinued operations were:

	2007	2006
	(Dollars in millions)
Net sales	$—	$93.4
Net earnings (loss) from discontinued operations	$.3	$(.1)

During 2007, the Company completed all obligations associated with the sale of the Building Products business, including the payment of all exit costs. As a result, the Company reversed $0.3 million of estimated exit costs in 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note E—Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

	Years Ended November 30,
	2008	2007	2006
	(Dollars in millions, except per share data)
Numerator
Income (loss) from continuing operations	$(2.2)	$(7.0)	$3.2
Income from discontinued operations	—	.3	18.1

Net income (loss)	$(2.2)	$(6.7)	$21.3

	(Shares in thousands)
Denominator
Denominator for basic income (loss) per share—weighted average shares outstanding	42,296	41,799	41,322
Effect of dilutive employee stock options	—	—	298

Denominator for diluted income (loss) per share—adjusted weighted average shares	42,296	41,799	41,620

	Years Ended November 30,
	2008	2007	2006
Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$(.05)	$(.17)	$.08
Income from discontinued operations	—	.01	.44

Net income (loss)	$(.05)	$(.16)	$.52

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$(.05)	$(.17)	$.08
Income from discontinued operations	—	.01	.43

Net income (loss)	$(.05)	$(.16)	$.51

Options to purchase common stock and unearned restricted stock of the Company that were anti-dilutive of 4.4 million, 2.8 million and 3.4 million shares during 2008, 2007 and 2006, respectively, were not included in the computation of dilutive per share amounts.

Note F—Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows:

	Years Ended November 30,
	2008	2007	2006
	(Dollars in millions)
Foreign currency translation adjustments	$(4.8)	$8.2	$4.9
Unrecognized loss on interest rate swap	(3.7)	(2.5)	—
Employee benefit plans	(25.1)	(9.6)	(29.5)

Accumulated comprehensive loss	$(33.6)	$(3.9)	$(24.6)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note F—Accumulated Other Comprehensive Loss (Continued)

The amounts included in Accumulated Other Comprehensive Loss during 2008 and 2007 relating to the Company’s employee benefit plans were as follows:

	Pension
	Domestic	Foreign	Health Care	Total
	(Dollars in millions)
2008
Net Actuarial (Loss) Gain
Net actuarial (loss) gain incurred during the period	$(18.5)	$1.0	$1.4	$(16.1)
Amortization of net actuarial (loss) gain included in net periodic pension expense	2.7	—	(2.5)	.2

Net change in net actuarial gain	$(15.8)	$1.0	$(1.1)	$(15.9)

Prior Service Cost
Prior service costs incurred during the period	$—	$—	$—	$—
Amortization of prior service costs included in net periodic pension expense	.6	—	(.2)	.4

Net change in prior service costs	$.6	$—	$(.2)	$.4

2007
Net Actuarial (Loss) Gain
Net actuarial gain incurred during the period	$11.1	$—	$4.1	$15.2
Amortization of net actuarial (loss) gain included in net periodic pension expense	3.6	—	(2.5)	1.1

Net change in net actuarial gain	$14.7	$—	$1.6	$16.3

Prior Service Cost
Prior service costs incurred during the period	$—	$—	$2.9	$2.9
Amortization of prior service costs included in net periodic pension expense	.8	—	(.2)	.6

Net change in prior service costs	$.8	$—	$2.7	$3.5

Note G—Income Taxes

	Years Ended November 30,
	2008	2007	2006
	(Dollars in millions)
Income Tax expense
Current
U.S. federal	$—	$—	$—
Foreign	—	.1	.1

	—	.1	.1
Deferred
U.S. federal	$—	$—	$—
State and local	.2	—	—
Foreign	—	—	—

	.2	—	—

Income Tax Expense	$.2	$.1	$.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note G—Income Taxes (Continued)

	Years Ended November 30,
	2008	2007	2006
Effective Income Tax Rate
Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
Unrecognized net operating loss	25.8	34.7	(37.3)
Foreign taxes	4.9	.8	4.0
Uncertain tax positions	2.8	—	—
State taxes	7.2	—	—
Other, net	.7	.2	.5

Effective Income Tax Rate	6.4%	.7%	2.2%

Deferred Taxes

	November 30,
	2008		2007
	Assets	Liabilities	Assets	Liabilities
	(Dollars in millions)
Accrued estimated costs	$13.3	$—	$14.3	$—
Goodwill and intangible assets	26.0	—	31.2	—
Depreciation	—	15.4	—	15.1
Pension	4.8	—	—	3.2
NOL’s and other carryforwards	52.8	—	54.2	—
Postretirement employee benefits	4.8	—	5.1	—
Other	1.0	—	—	1.2
Valuation allowance	(88.1)	—	(85.3)	—

Deferred Taxes	$14.6	$15.4	$19.5	$19.5

As of November 30, 2008, the Company had approximately $134.7 million of domestic federal net operating losses carryforwards (NOLC’s) and $159.9 million of state and local NOLC’s and $0.8 million of foreign tax credit carryforwards. The majority of the federal and state and local NOLC’s expire in the years 2021 through 2029 while the foreign tax credit carryforwards expire between 2010 and 2017. The U.S. domestic pretax income (loss) was $0.2 million, $(6.6) million and $21.3 million in 2008, 2007 and 2006, respectively. As of November 30, 2008, the Company had approximately $20.2 million of foreign NOLC’s with an indefinite carryforward period. Pretax income (loss) of foreign subsidiaries was $(2.2) million, $(0.4) million and $2.2 million in 2008, 2007 and 2006, respectively. No cash was paid during 2007 and 2006 for income taxes. Cash paid for income taxes in 2008 was $0.9 million and related primarily to state and foreign income taxes.

Due to the Company’s history of losses and uncertainties associated with predicting future taxable income, the Company provided a valuation allowance against its net deferred tax assets due to the uncertainty of recovery of such assets. The net increase in the valuation allowance was $2.8 million in 2008, with a net decrease of $6.5 million and $20.4 million in 2007 and 2006, respectively.

On December 1, 2007, the Company adopted FASB Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adopting FIN 48, the Company did not recognize any adjustment to retained earnings

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note G—Income Taxes (Continued)

relating to unrecognized tax benefits. The Company’s liability for unrecognized tax benefits at adoption totaled approximately $4.9 million, none of which would, if recognized, impact the Company’s effective tax rate. No interest and penalties were recognized.

At November 30, 2008, the total unrecognized tax benefits were $8.4 million, which included $1.3 million of penalties and interest. Of the total, $2.1 million would, if recognized, impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

(Dollars in millions)
Opening balance December 1, 2007	$—
Amount recognized due to adoption of FIN 48	4.9
Additions based on tax positions related to the current year	.5
Additions due to acquisitions	2.1
Settlements and reductions	—
Currency translation effects	(.4)

Closing balance November 30, 2008	$7.1

As a result of the purchase transaction described in Note B, the Company recognized $2.1 million of unrecognized tax benefits and $1.0 million of accrued interest and penalties related to the acquired businesses.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. For the year 2008, the Company recognized in income tax expense interest and penalties due to tax authorities of $0.1 million.

During the next twelve months, the Company estimates its unrecognized tax benefit, including penalties and interest, to decrease by $0.6 million due to the expiration of statutes of limitation. However, due to ongoing tax examinations, additional unrecognized tax benefits could arise that would change such estimate.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2002.

Note H—Accounts Receivable

The Company’s accounts receivable are generally unsecured. No one customer represented more than 10% of the Company’s net trade receivables at November 30, 2008 and 2007. The allowance for doubtful accounts was $2.4 million and $1.6 million at November 30, 2008 and 2007, respectively. Write-offs of uncollectible accounts receivable totaled $0.6 million, $0.5 million and $0.1 million in 2008, 2007 and 2006, respectively. The provision for bad debts totaled $1.1 million, $0.1 million and $0.4 million in 2008, 2007 and 2006, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note I—Inventories

	November 30,
	2008	2007
	(Dollars in millions)
Raw materials and supplies	$29.3	$16.6
Work-in-process	3.9	2.2
Finished products	52.8	44.5

Acquired cost of inventories	86.0	63.3
Excess of acquired cost over LIFO cost	(32.7)	(26.1)
Obsolesence reserves	(7.2)	(6.6)

Inventories	$46.1	$30.6

Inventories valued using the LIFO method represented approximately $53.3 million or 62.0% and $45.0 million or 70% of inventories at November 30, 2008 and 2007, respectively. During 2008, inventory quantities declined in the Performance Chemicals segment resulting in a partial liquidation of LIFO inventory layers carried at lower costs prevailing in prior years compared to the costs of current year purchases. The effect of this partial liquidation decreased cost of products sold by $0.3 million in 2008. During 2007 and 2006, inventory quantities in both the Performance Chemicals and Decorative Products segments declined resulting in partial liquidation of LIFO inventory layers. The effect of the partial liquidation decreased cost of products sold by $4.5 million and $6.0 million in 2007 and 2006, respectively.

Note J—Property, Plant and Equipment, Net

	November 30,
	2008	2007
	(Dollars in millions)
Land	$7.8	$8.8
Building and improvements	101.0	87.8
Machinery and equipment	395.6	349.9
Construction in progress	9.9	10.4

	514.3	456.9
Accumulated depreciation	(360.6)	(321.1)

Property, Plant and Equipment, Net	$153.7	$135.8

Depreciation expense was $22.0 million, $18.6 million and $18.6 million in 2008, 2007 and 2006, respectively. Included in depreciation and amortization expense is $17.7 million, $14.7 million and $14.7 million in 2008, 2007 and 2006, respectively, related to depreciation of manufacturing facilities and equipment.

As of November 30, 2008 and 2007, the Company had $4.6 million and $3.9 million, respectively, of unamortized software costs included in machinery and equipment, primarily related to an Enterprise Resource Program (ERP) system, which the Company began implementing during 2005. Amortization expense of software costs was $1.5 million, $1.1 million and $1.0 million in 2008, 2007 and 2006, respectively. The Company is amortizing these costs over five years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note K—Other Intangible Assets

As of November 30, 2008 and 2007, the Company had no indefinite lived intangible assets or goodwill.

The following table summarizes finite lived intangible assets as of November 30, 2008 and 2007:

	November 30, 2008		November 30, 2007
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
	(Dollars in millions)
Finite lived intangible assets
Patents	$7.9	$1.0	$7.9	$1.6
Trademarks	5.8	.2	5.9	.7
Technical know-how	2.6	1.5	2.6	1.7
Customer lists	1.4	1.3	—	—
Other	3.7	1.5	1.9	.2

	$21.4	$5.5	$18.3	$4.2

Amortization expense for finite lived intangible assets was $1.9 million, $1.5 million and $1.6 million for the years ended November 30, 2008, 2007 and 2006, respectively, and is estimated to be approximately $1.3 million in 2009 progressively decreasing to $0.4 million in 2013.

Note L—Debt and Credit Lines

Amounts due banks consists of the following debt obligations that are due within the next twelve months:

	November 30,
(Dollars in millions)	2008	2007
Term Loan B–current portion	$1.5	$5.3
Foreign subsidiaries borrowings (interest at 6.8% - 7.84%)	4.7	—

Total	$6.2	$5.3

Foreign subsidiaries’ borrowings are secured by equipment and land use rights of the foreign subsidiaries. In addition, the Company has additional foreign credit facilities of $2.3 million, which are unused as of November 30, 2008, and a facility for the issuance of letters of credit of $4.3 million. Outstanding letters of credit on this facility were $0.1 million at November 30, 2008.

The Company’s long-term debt consists of the following:

	November 30,
(Dollars in millions)	2008	2007
Senior Revolving Credit Facility (interest at 3.7%—4.0%)	$39.7	$.7
Term Loan B (interest at 3.9%—7.7%)	143.9	149.2

	183.6	149.9
Less: current portion	1.5	5.3

Total long-term debt	$182.1	$144.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Debt and Credit Lines (Continued)

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $1.5 million and the 2007 excess cash flow payment of $3.9 million were paid during 2008. As a result of the acquisition of the Asian businesses, the Company is not required to pay an excess cash flow payment for 2008. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At November 30, 2008, the Company was in compliance with this requirement with a ratio of 3.7 to 1. The Term Loan also requires the Company to maintain an interest rate swap of at least $50 million of the outstanding principle balance. Additionally, the Term Loan provides for additional borrowings of up to $75 million, provided that certain requirements are met including an interest coverage ratio and a senior secured leverage ratio. The Company has not utilized these additional borrowings as of November 30, 2008.

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

On May 31, 2007, the Company entered into a 5 year fixed rate interest rate swap agreement as required by the Term Loan totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 5.23% and receive a variable rate based on LIBOR, effectively converting a portion of its variable rate Term Loan to a fixed rate of 7.73%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge, whereby, any resulting gain or loss on the fair value of the derivative instrument will be recognized in Accumulated Other Comprehensive Income, until it is realized. As of November 30, 2008 and 2007, the unrealized loss of the swap was $3.7 million and $2.5 million, respectively. There was no ineffectiveness on the interest rate swap during 2008 or 2007.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company was in compliance with this requirement and the fixed charge coverage ratio was 2.3 to 1 for the fourth quarter of 2008. The Company may request an increase in available borrowings under the Facility of up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Debt and Credit Lines (Continued)

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at November 30, 2008. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at November 30, 2008.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at November 30, 2008.

At November 30, 2008, the Company had $82.5 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At November 30, 2008, outstanding letters of credit under the Facility were $3.3 million, the interest rate swap reserve was $4.8 million, amounts borrowed under the Facility were $39.7 million and the amount available for borrowing under the Facility was $34.7 million.

The fair value of the Company’s long-term debt at November 30, 2008 approximated $90.5 million.

The effective interest rate on the Company’s U.S. debt was 6.2% and 7.77% for 2008 and 2007, respectively.

Cash interest paid was $12.2 million, $25.0 million and $20.4 million for 2008, 2007 and 2006, respectively.

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

Contributions were neither required nor made in 2008, 2007 and 2006 because the Company’s plan was adequately funded, using assumed returns. The Company anticipates that it will not make any contributions during 2009. Estimated future benefit payments from the pension trust are as follows: 2009—$13.3 million, 2010—$13.8 million, 2011—$14.4 million, 2012—$14.7 million, 2013—$15.0 million, 2014 through 2018—$83.6 million.

The Company’s non-qualified, unfunded pension plan had an accumulated benefit obligation and projected benefit obligation of $2.4 million and $3.4 million, respectively, as of November 30, 2008 and $2.0 million and $2.6 million, respectively, as of November 30, 2007.

As of November 30, 2008, the Company recognized a non-current liability of $9.4 million for the unfunded status of its defined benefit pension plan and a liability of $3.4 million for its unfunded non-qualified pension plan, of which $3.3 million was non-current. As of November 30, 2007, the Company recognized an asset of $9.8 million for the overfunded status of its defined benefit pension plan and a liability for the unfunded status of its non-qualified pension plan of $2.5 million. The Company also recognizes in Accumulated Other Comprehensive Loss the prior service cost and net actuarial loss of these plans. Future changes to the funded status of these plans are recognized in the year in which the change occurs through other comprehensive income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

The Company anticipates non-cash pension expense to be approximately $4.4 million in 2009.

Health Care Plans—The Company provides retiree medical plans for certain active and retired employees. The plans generally provide for cost sharing in the form of retiree contributions, deductibles and coinsurance between the Company and its retirees, and a fixed cost cap on the amount the Company pays annually to provide future retiree medical coverage. These postretirement benefits are unfunded and are accrued by the date the employee becomes eligible for the benefits. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments.

Because the Company’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2008 and would have no effect on the aggregate of the service and interest components of the net periodic cost.

Estimated future benefit payments for the retiree health care plans are as follows: 2009—$1.6 million, 2010— $1.5 million, 2011—$1.5 million, 2012—$1.4 million, 2013—$1.4 million, 2014 through 2018—$6.2 million. Additionally, the Company expects to receive Medicare Part D subsidies to partially offset the estimated future benefit payments of approximately $0.2 million in each of 2009 and 2010, $0.3 million in each of 2011, 2012 and 2013 and a cumulative total of $1.2 million for 2014 through 2018.

In accordance with SFAS No. 158, the Company recognized a liability of $10.7 million and $12.5 million as of November 30, 2008 and 2007, respectively, for the unfunded status of its retiree medical plans of which $9.3 million and $11.0 million, respectively, are reported as non-current. The current portion of the retiree health care plan was $1.4 million and $1.5 million as of November 30, 2008 and 2007, respectively. Additionally, the Company recognized in Accumulated Other Comprehensive Loss the prior service cost and net actuarial gain of these plans. Future changes to the unfunded status of these plans are recognized in the year in which the change occurs through other comprehensive income (loss).

In April 2007, the Company amended its retiree medical health care plan limiting salaried employee participation to those salaried employees who were eligible to retire as of March 31, 2007 and who retired by December 31, 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

The Company expects to record non-cash retiree medical health care income of approximately $1.9 million in 2009.

	Pension Plans		Health Care Plans
	2008	2007	2008	2007
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$211.1	$208.0	$12.9	$20.7
Service cost	4.2	3.7	.1	.2
Interest cost	13.4	12.4	.8	1.0
Amendments	—	—	—	(3.0)
Actuarial gain	(14.3)	(1.5)	(1.5)	(4.6)
Benefits paid net of retiree contributions	(12.2)	(11.5)	(1.2)	(1.4)

Benefit Obligation at End of Year	$202.2	$211.1	$11.1	$12.9

Change in Plan Assets
Fair value of plan assets at beginning of year	$218.4	$205.0	$—	$—
Actual return on assets	(16.9)	24.9	—	—
Employer contributions	.1	.1	1.3	1.4
Participant contributions	—	—	—	—
Benefits and expenses paid net of retiree contributions	(12.2)	(11.6)	(1.3)	(1.4)

Fair Value of Plan Assets at End of Year	$189.4	$218.4	$—	$—

Funded Status at August 31	$(12.8)	$7.3	$(11.1)	$(12.9)
Benefits paid September 1 to November 30	—	—	.4	.4

Funded Status at November 30	$(12.8)	$7.3	$(10.7)	$(12.5)

Amounts Recognized in the Consolidated Balance Sheets
Non-current asset	$—	$9.8	$—	$—
Current liability	(.1)	(.1)	(1.4)	(1.5)
Non-current liability	(12.7)	(2.4)	(9.3)	(11.0)

Net Amount Recognized	$(12.8)	$7.3	$(10.7)	$(12.5)

As of November 30, 2008 and 2007, the amounts included in Accumulated Other Comprehensive Loss that have not yet been recognized in net periodic benefit cost consist of:

	Pension Plans		Health Care Plans
	2008	2007	2008	2007
	(Dollars in millions)
Net actuarial (loss) gain	$(52.7)	$(36.8)	$26.8	$27.9
Prior service (costs) credit	$(2.1)	$(2.8)	$1.8	$2.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

Net Periodic Benefit Cost

	Pension Plans			Health Care Plans
	2008	2007	2006	2008	2007	2006
	(Dollars in millions)
Net Periodic Benefit Cost
Service costs for benefits earned	$4.2	$3.7	$4.7	$.1	$.2	$.3
Interest costs on benefit obligation	13.4	12.4	11.2	.8	1.0	1.3
Amortization of prior service costs	.7	.8	.8	(.3)	(.2)	(.1)
Assumed return on plan assets	(15.9)	(15.1)	(15.2)	—	—	—
Amortization of net loss (gain)	2.6	3.6	4.0	(2.5)	(2.5)	(2.5)
Settlement gain	—	—	(.1)	—	—	(.1)

Total	$5.0	$5.4	$5.4	$(1.9)	$(1.5)	$(1.1)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net loss (gain)	$18.5	$(11.1)		$(1.4)	$(4.1)
Prior service credit	—	—		—	(2.9)

Total recognized in other comprehensive income (loss)	18.5	(11.1)		(1.4)	(7.0)
Amortization of net loss	(2.7)	(3.6)		2.5	2.5
Amortization prior service cost	(.6)	(.8)		.2	.2

Total recognized in net periodic benefit costs and other comprehensive income (loss)	$15.2	$(15.5)		$1.3	$(4.3)

The estimated net loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss during 2009 are $1.1 million and $0.6 million, respectively. The estimated net gain and prior service cost for retiree medical plans that will be amortized from Accumulated Other Comprehensive Loss during 2009 are $2.4 million and $0.3 million, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $192.1 million and $202.0 million at November 30, 2008 and 2007, respectively.

	Pension Plans			Health Care Plans
	2008	2007	2006	2008	2007	2006
Weighted Average Assumptions
Discount rate used for liability determination	7.36%	6.55%	6.15%	7.36%	6.55%	6.15%
Discount rate used for expense determination	6.55%	6.15%	5.4%	6.55%	6.15%	5.4%
Current trend rate for health care costs	N/A	N/A	N/A	10.0%	10.5%	11.0%
Ultimate trend rate for health care costs	N/A	N/A	N/A	5.0%	5.0%	5.0%
Year reached	N/A	N/A	N/A	2018	2018	2013
Measurement date	8/31	8/31	8/31	8/31	8/31	8/31
Assumed long-term rate of return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Annual rates of salary increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. The increase in the discount rate in 2008 is due to the higher yield for these types of investments.

The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance.

Plan assets consist principally of common stocks and government and corporate debt obligations. Asset allocation at November 30, 2008 and 2007, target allocation for 2008 and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2008	Percentage of Plan Assets At November 30,		Weighted- Average Expected Long-Term Rate Of Return

		2008	2007
Equity securities	61%	55%	61%	5.5%
Debt securities	28%	27%	39%	1.5%
Other	11%	18%	—	1.0%

Total	100%	100%	100%	8.0%

Included in Other are short-term money funds, real estate investments and hedge funds.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan were based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. All Company contributions are made with Company stock. Effective November 7, 2008, the Company suspended the Company match provisions of this plan for all salaried employees. The non-cash cost of this plan for the Company was approximately $1.2 million in 2008, $2.1 million in 2007 and $2.1 million in 2006. The defined contribution 401(k) plan contained approximately 2.2 million and 1.7 million shares of the Company’s common stock at November 30, 2008 and 2007, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Employee Benefit Plans (Continued)

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of the plan for the Company was approximately $0.8 million in 2008 and 2007 and $0.3 million in 2006.

As noted above, the Company measures the fair value of pension plan assets and liabilities as of August 31. If the Company had used November 30, 2008 as the measurement date, the pro forma discount rate would have been 7.85% and the pro forma unfunded liability would have been $52.5 million. The increase in the unfunded liability is due to a decline in the fair value of the pension plan assets partially offset by the increase in the discount rate.

Statutory Severance Payment Obligation—The Company is required by Thailand labor law to pay statutory severance to employees who leave employment at their retirement age or are terminated by the Company without cause. Severance payments range from one month to ten months of the employee’s salary, based on service levels. Funding of this plan is not required. Payments are made when the employee is entitled to receive payment. The Company recognizes a liability for the benefit obligation based on actuarial assumptions in effect at the end of each year. The liability at November 30, 2008 and amounts paid under this obligation during 2008 were not significant.

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

The Company leases certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $4.7 million in 2008, $4.5 million in 2007 and $4.3 million in 2006. Future minimum commitments at November 30, 2008 for non-cancelable operating leases were $24.7 million with annual amounts of $4.8 million in 2009, $4.4 million in 2010, $3.4 million in 2011, $2.4 million in 2012 and $9.7 million for leases after 2012.

Note O—Share-Based Compensation Plans

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. The second amendment to the Plan, which was approved by shareholders on March 22, 2007, also added a fungible share design, changed share counting provisions and dividend rights, added additional metrics to management objectives and other administrative changes. As of November 30, 2008, approximately 1.4 million shares of Company common stock remained available for grants under the Plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note O—Share-Based Compensation Plans (Continued)

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

Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period).

For stock options, the fair value calculation is estimated using a Black-Scholes based option valuation model using estimates consistent with the provisions of SFAS No. 123 (revised) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment.” For restricted stock grants, which consist of the Company’s common stock, the fair value is equal to the market price of the Company’s stock on the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123 (revised).

A summary of the Company’s stock option activity and related information for the years ended 2008, 2007 and 2006 is as follows:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,825,332	$7.57	4,510,111	$7.82	5,193,635	$7.70
Granted	—	$—	1,000	$6.23	6,000	$5.51
Forfeited or expired	(485,721)	$13.42	(672,592)	$9.31	(513,649)	$7.76
Exercised	—	$—	(13,187)	$4.19	(175,875)	$4.55

Outstanding at end of year	3,339,611	$6.72	3,825,332	$7.57	4,510,111	$7.82

The weighted average grant date fair value of options granted was $3.05 and $2.76 during 2007 and 2006, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note O—Share-Based Compensation Plans (Continued)

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2008 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$3.09 — $4.99	673,000	$4.14	4.1	672,750	$4.14
$5.00 — $5.99	479,925	$5.25	2.5	479,425	$5.25
$6.00 — $6.99	344,550	$6.50	2.3	343,550	$6.50
$7.00 — $7.99	566,360	$7.50	1.2	566,360	$7.50
$8.00 — $8.99	1,259,574	$8.30	1.9	1,259,574	$8.30
$9.00 — $14.73	16,202	$11.30	.5	16,202	$11.30

Total	3,339,611	$6.72		3,337,861	$6.72

There were 3,816,457 and 4,476,361 stock options exercisable with weighted average prices of $7.57 and $7.84 at November 30, 2007 and 2006, respectively.

A summary of the Company’s restricted stock activity and related information for the years ended November 30, 2008, 2007 and 2006 is as follows:

	2008		2007		2006
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	576,024	$5.84	376,576	$5.50	260,975	$5.42
Granted	559,250	$3.02	291,320	$6.12	305,399	$5.55
Vested	(6,000)	$5.74	(87,872)	$5.36	(162,858)	$5.46
Forfeited	(49,750)	$4.87	(4,000)	$5.62	(26,940)	$5.51

Non-vested at end of year	1,079,524	$4.43	576,024	$5.84	376,576	$5.50

No tax benefits are recognized currently for the granting of share-based compensation arrangements because it is more likely than not that such benefit will not be realized.

Compensation expense for all share-based payments, included in general and administrative expense, was $1.2 million, $0.9 million and $0.8 million during 2008, 2007 and 2006, respectively.

As of November 30, 2008, there was $2.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements to be amortized over the next 2.7 years.

The intrinsic value of stock options exercised during 2007 and 2006 was $0.1 million and $0.3 million, respectively. No stock options were exercised during 2008.

During 2007 and 2006, cash received from options exercised was $0.1 million and $0.8 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as diaper and hygiene components, engine filters, resilient flooring underlay, roofing mat, shoe components and commercial scrub pads), floor polish, paper tape, adhesives, tire cord, textiles, oil field services, construction and plastic part coatings.

The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, manufactured housing and a variety of performance films applications.

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

The Company’s operations are located primarily in the United States, United Kingdom, China and Thailand. There was no single customer that accounted for more than 10% of the Company’s consolidated net sales.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs, asset write-offs and work stoppage costs relating to operations. However, management excludes restructuring and severance costs, asset write-offs and work stoppage costs when evaluating the results and allocating resources to the segments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note P—Business Segment Information (Continued)

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

Segment operating profit for 2008, 2007 and 2006 was impacted by a number of items which were discussed earlier in this Annual Report. Management excludes certain of these items when evaluating the results of the Company’s segments. These items for 2008 include restructuring, severance and asset write-offs of $0.6 million; for 2007, restructuring and severance charges of $0.8 million and a gain on a building sale of $0.7 million; and for 2006, restructuring and severance charges of $1.1 million, trademark impairment charges of $1.0 million, and fixed asset write-offs of $0.1 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note P—Business Segment Information (Continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated income (loss) from continuing operations before income taxes.

	2008	2007	2006
	(Dollars in millions)
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$337.0	$308.9	$290.7
Specialty Chemicals	184.6	166.4	150.9

Total Performance Chemicals	$521.6	$475.3	$441.6

Decorative Products
Contract Interiors	$124.2	$122.3	$113.7
Coated Fabrics	164.8	77.8	72.8
Laminates	58.8	70.1	71.0

Total Decorative Products	$347.8	$270.2	$257.5

Total Net Sales	$869.4	$745.5	$699.1

Segment Operating Profit (Loss)
Performance Chemicals	$25.2	$23.8	$29.7
Decorative Products	(6.5)	8.6	9.0

Total segment operating profit	$18.7	$32.4	$38.7
Interest expense	(13.0)	(16.5)	(21.3)
Corporate expenses	(7.7)	(10.4)	(14.1)
Debt redemption expense	—	(12.4)	—

Income (Loss) From Continuing Operations Before Income Taxes	$(2.0)	$(6.9)	$3.3

Total Assets
Performance Chemicals	$148.3	$144.1	$145.0
Decorative Products	191.2	159.1	152.5
Corporate	12.1	23.2	41.4

	$351.6	$326.4	$338.9

Equity Investments
Decorative Products	$—	$22.2	$19.1

Capital Expenditures
Performance Chemicals	$7.5	$7.9	$5.8
Decorative Products	5.9	5.2	6.7
Corporate	1.4	3.1	.5

	$14.8	$16.2	$13.0

Depreciation and Amortization
Performance Chemicals	$11.0	$11.1	$11.4
Decorative Products	12.5	8.7	8.5
Corporate	.4	.3	.3

	$23.9	$20.1	$20.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note P—Business Segment Information (Continued)

GEOGRAPHIC INFORMATION

	2008	2007	2006
	(Dollars in millions)
Net Sales
United States	$661.6	$632.4	$596.4
United States export sales	26.3	33.2	36.9
Europe	79.9	77.1	64.5
Asia	101.6	2.8	1.3

	$869.4	$745.5	$699.1

Segment Operating Profit
United States	$18.1	$29.3	$36.2
Europe	4.4	2.6	.9
Asia	(3.8)	.5	1.6

	$18.7	$32.4	$38.7

Total Assets
United States	$230.8	$245.7	$266.3
Europe	44.0	55.6	52.0
Asia	76.8	25.1	20.6

	$351.6	$326.4	$338.9

Long-Lived Assets
United States	$116.3	$122.5	$126.7
Europe	12.5	17.4	17.4
Asia	30.4	.1	.1

	$159.2	$140.0	$144.2

Unconsolidated Asian Joint Ventures
CPPC—Decorative Products Co., Ltd.
Current assets		$25.4	$22.8
Non-current assets		$9.0	$7.4
Current liabilities		$13.1	$12.4
Non-current liabilities		$—	$—
Net sales		$47.1	$45.1
Gross profit		$2.2	$3.5
Operating income (loss)		$.5	$1.1
Net income (loss)		$.5	$1.1

CG—OMNOVA Decorative Products (Shanghai) Co., Ltd.
Current assets		$20.0	$16.0
Non-current assets		$10.1	$9.9
Current liabilities		$10.7	$5.5
Non-current liabilities		$.1	$—

Net sales		$56.3	$47.4
Gross profit		$6.0	$7.2
Operating income		$1.9	$3.7
Net income		$1.9	$3.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Asset Retirement Obligation

The Company’s Decorative Products (Shanghai) subsidiary is party to a contract with Shanghai Minhang United Development Co., Ltd. for the right to use the parcel of land on which the Company’s buildings (including office, factory and warehouse) are located on. The contract was for a term of 8 years with renewal options to extend the term through 2049. Under the terms of the contract, the Company is required to dispose of all structures and attachments to the land prior to terminating the contract. As of November 30, 2008, the Company’s asset retirement obligation was $0.1 million, which represents the fair value of the asset retirement obligation. The net carrying amount of the corresponding long-lived fixed asset was $0.1 million at November 30, 2008.

Note R—Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At November 30, 2008 and 2007, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at November 30, 2008 and 2007. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Foreign Currency Risk

The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the GB Pound Sterling, the Euro, Thai Baht and Chinese Yuan. Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts, translated at current rates, was $12.0 million as of November 30, 2008. As of November 30, 2008, the fair value of forward contracts of $0.1 million was recorded as other current assets.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates, which approximates market interest rates. The Company has one interest rate swap with a notional amount of $50 million to convert a portion of its Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR index.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R—Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements

Effective December 1, 2007, the Company adopted SFAS No. 157 for financial assets and liabilities. The following financial assets and liabilities were measured at fair value on a recurring basis during 2008:

	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Foreign currency exchange contracts	$.1	$—	$.1	$—

Total assets	$.1	$—	$.1	$—

Financial Liabilities
Interest rate swap	$3.7	$—	$3.7	$—

Total liabilities	$3.7	$—	$3.7	$—

Assets and liabilities that are within the provisions of SFAS No. 157, such as the Company’s foreign currency exchange contracts and interest rate swap, are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The Company’s foreign currency exchange contracts and interest rate swap are not exchange traded instruments, however, they are valued based on observable inputs for similar assets or liabilities and accordingly are classified as level 2 inputs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three Months Ended
2008	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$190.6	$219.7	$239.5	$219.6
Gross profit(1) (2)	$30.5	$33.8	$39.1	$34.6
Restructuring and severance	$—	$—	$.4	$.2
Net (Loss) Income(5)	$(3.0)	$(3.1)	$3.1	$.8
Net (loss) income per share(6)
Basic and diluted	$(.07)	$(.07)	$.07	$.02
Common stock price range per share—high	$5.48	$4.18	$3.83	$2.95
—low	$3.04	$2.84	$2.26	$.40

	Three Months Ended
2007	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$164.8	$188.0	$196.8	$195.9
Gross profit(1) (2)	$30.1	$37.2	$36.9	$36.1
Restructuring and severance	$.3	$.1	$.1	$.5
Debt redemption expense(3)	$—	$(12.4)	$—	$—
(Loss) income from continuing operations(4)	$(5.1)	$(9.8)	$4.5	$3.4
Net (Loss) Income(4)	$(5.1)	$(9.8)	$4.5	$3.7
(Loss) income per share from continuing operations
Basic and diluted(5)	$(.12)	$(.23)	$.11	$.08
Net (loss) income per share(6)
Basic and diluted	$(.12)	$(.23)	$.11	$.09
Common stock price range per share—high	$6.74	$6.45	$6.50	$6.00
—low	$4.50	$5.00	$4.74	$4.48

(1)

Gross profit excludes depreciation expense. Depreciation expense related to manufacturing facilities and equipment was $4.0 million, $4.7 million, $4.5 million and $4.4 million for the three months ended February 28, May 31, August 31 and November 30, 2008, respectively, and $3.7 million for each of the three months ended February 28, May 31, August 31 and November 30, 2007, respectively.

(2)	For the three months ended November 30, 2008 and 2007, the Company recorded inventory adjustment gains of $1.2 million and $1.5 million, respectively.
(3)	For the three months ended May 31, 2007, the Company recorded debt redemption expense in connection with the redemption of its $165 Million 11 1/4% Senior Secured Notes.
(4)	For the three months ended November 30, 2007, the Company recorded a gain on the sale of a building of $0.7 million.
(5)	For the three months ended November 30, 2008, the Company recorded an adjustment to reduce its tax provision by $0.5 million.
(6)	The sum of the quarterly EPS amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no change in accountants or disagreements with the Company’s independent registered public accounting firm regarding accounting and financial disclosure matters during the two most recent years of the Company or during any period subsequent to the date of the Company’s most recent consolidated financial statements.

Item 9A.	Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2008. Effective December 31, 2007, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. and CPPC-Decorative Products Company, Ltd. (collectively the “Asian Acquisitions”). As permitted by the Securities and Exchange Commission, management excluded the Asian Acquisitions’ operations from its assessment of internal controls over financial reporting as of November 30, 2008. The Asian Acquisitions comprised approximately 20.6% of the Company’s total assets as of November 30, 2008, and 19.6% of total net sales for the year then ended. Based on its evaluation, management has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth on pages 34 and 35 of this report, respectively, and are incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2009 Annual Meeting of Shareholders is set forth on pages 9 and 10 of the Company’s 2009 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2009 Annual Meeting of Shareholders is set forth on pages 10 and 12 of the Company’s 2009 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth on page     of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Information with respect to procedures by which shareholders may recommend nominees for election to the Company’s Board of Directors is set forth on pages 4 and 5 of the Company’s 2009 Proxy Statement and is incorporated herein by reference. Also see Executive Officers of the Registrant on pages 15 and 16 of this Report.

Information with respect to compliance with Section 16(a) of the Exchange Act of 1934, as amended, is set forth on page     of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, the OMNOVA Solutions Business Conduct Policies, is available on its website at www.omnova.com.

Item 11.	Executive Compensation

Information regarding executive compensation is set forth on pages 15 through 35 of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth on page 36 of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of November 30, 2008, regarding the Company’s two existing compensation plans, the Second Amended and Restated 1999 Equity and Performance Incentive Plan and the Option Adjustment Plan. Both of these plans have been approved by the Company’s shareholders. See Note O to the Consolidated Financial Statements for further information regarding the Company’s share-based compensation plans.

Equity Compensation Plan Information

As of November 30, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,339,611	$6.72	1,368,401
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,339,611	$6.72	1,368,401

Item 13.	Certain Relationships and Related Transactions, Director Independence

Information regarding certain relationships and related transactions and director independence is set forth on page 7 of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services provided by the Company’s independent registered public accounting firm during the years ended November 30, 2008 and 2007, the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors and related information is set forth on pages 50 and 51 of the Company’s 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2008, 2007 and 2006

Consolidated Balance Sheets at November 30, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended November 30, 2008, 2007 and 2006

Notes to the Consolidated Financial Statements

(a)(2) Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

The financial statements for the Company’s previous joint ventures, CPPC-Decorative Products Co., Ltd. and CP-OMNOVA Decorative Products (Shanghai) Co., Ltd., as of December 31, 2007 and for each of the three years in the period ended December 31, 2007, were filed as financial statement schedules under Item 15(a)(2) of the Company’s Annual Report on Form 10-K/A for the year ended November 30, 2007 (File No. 1-1547), which is incorporated herein by reference.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit	Description
ACQUISITION AGREEMENTS
2.1*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).

CHARTER DOCUMENTS
3.2**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.
3.4**	Amended and Restated Code of Regulations of OMNOVA Solutions.

MATERIAL CONTRACTS
10.3†	Amended and Restated Employment Agreement dated December 31, 2008 between OMNOVA Solutions and Kevin M. McMullen.
10.5†	Amended and Restated Severance Agreement dated December 31, 2008 between OMNOVA Solutions and Kevin M. McMullen.
10.6†	Form of Amended and Restated Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above).
10.7†	OMNOVA Solutions Second Amended and Restated 1999 Equity and Performance Incentive Plan, as amended and restated effective January 1, 2009.
10.8†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors, as amended and restated effective January 1, 2009.
10.9†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions, as amended and restated effective January 1, 2009.
10.11†	Savings Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.
10.12†	Pension Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions.
10.13	OMNOVA Solutions Corporate Officers Severance Plan, effective January 1, 2009.
10.14†	OMNOVA Solutions Long-Term Incentive Program, as amended and restated effective January 1, 2009.
10.15*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.
10.16*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.
10.17*	Agreement on Employee Matters between OMNOVA Solutions and GenCorp.
10.18*	Services and Support Agreement between OMNOVA Solutions and GenCorp.
10.19**	Form of Director and Officer Indemnification Agreement.
10.20**	Form of Director Indemnification Agreement.
10.21**	Form of Officer Indemnification Agreement.
10.22†	Form of Deferred Share Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 (File No. 1-15147)).
10.23†	Form of Performance Share Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2006 (File No. 1-15147)).
10.24†	Form of Restricted Stock Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2006 (File No. 1-15147)).
10.25†	Summary of Compensation and Benefit Arrangements for Non-Employee Directors of OMNOVA Solutions Inc. (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2005 (File No. 1-15147)).
10.26†	OMNOVA Solutions Executive Incentive Compensation, as amended and restated effective January 1, 2009.
10.29	Amended and Restated Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as borrower, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank N.A., as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 (File No. 1-15147)).
10.30	Term Loan Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 (File No. 1-15147)).

Exhibit	Description
10.31	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 28, 2007, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and J.P. Morgan Chase Bank, N.A., as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 (File No. 1-15147)).

SUBSIDIARIES OF THE REGISTRANT
21.1	Listing of Subsidiaries.

CONSENTS OF EXPERTS
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young Hua Ming, Independent Registered Public Accounting Firm.
23.3	Consent of Ernst & Young Office Limited, Independent Registered Public Accounting Firm.

POWER OF ATTORNEY
24.1	Powers of Attorney executed by E. P. Campbell, D. J. D’Antoni, M. J. Merriman, S. W. Percy, L. B. Porcellato, W. R. Seelbach and R. A. Stefanko, Directors of the Company.

CERTIFICATIONS
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ADDITIONAL EXHIBITS
99.1	Financial Statements of CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. for the years ended December 31, 2007, 2006 and 2005 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K/A (Amendment No.1) for the fiscal year ended November 30, 2007 (File No. 1-15147)).
99.2	Financial statements of CPPC-Decorative Products Company, Ltd. for the years ended December 31, 2007, 2006 and 2005 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K/A (Amendment No.1) for the fiscal year ended November 30, 2007 (File No. 1-15147)).

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
Date: January 30, 2009
	By	/s/ J. C. LEMAY
J. C. LeMay Senior Vice President, Business Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. MCMULLEN	Chairman, Chief Executive Officer and President	January 30, 2009
K. M. McMullen

/s/ M. E. HICKS	Senior Vice President and Chief Financial Officer	January 30, 2009
M. E. Hicks

*	Director	January 30, 2009
E. P. Campbell

*	Director	January 30, 2009
D. J. D’Antoni

*	Director	January 30, 2009
M. J. Merriman

*	Director	January 30, 2009
S. W. Percy

*	Director	January 30, 2009
L. B. Porcellato

*	Director	January 30, 2009
W. R. Seelbach

*	Director	January 30, 2009
R. A. Stefanko

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. SYRVALIN		January 30, 2009
K. C. Syrvalin