Form 10-Q
period 2009-02-28
OMNOVA SOLUTIONS INC
filed 2009-03-25
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At February 28, 2009, there were 43,831,697 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended
	February 28, 2009	February 29, 2008
Net Sales	$160.2	$190.6
Cost of products sold	128.5	160.1

Gross Profit	31.7	30.5

Costs and Expenses
Selling, general and administrative	23.0	25.1
Depreciation and amortization	5.6	5.4
Restructuring and severance	.9	—
Interest expense	2.2	3.4
Equity earnings in affiliates, net	—	(.2)
Other (income) expense, net	(.1)	(.3)

	31.6	33.4

Income (loss) before income taxes	.1	(2.9)
Income tax expense	.2	.1

Net Loss	$(.1)	$(3.0)

Basic and Diluted Loss Per Share
Net Loss Per Share	$—	$(.07)

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Financial Position

(Dollars in Millions, Except Per Share Amounts)

	February 28, 2009	November 30, 2008
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$15.3	$17.4
Accounts receivable, net	93.1	118.3
Inventories	39.6	46.1
Deferred income taxes	1.6	1.5
Prepaid expenses and other	4.0	4.5

Total Current Assets	153.6	187.8

Property, plant and equipment	512.5	514.3
Accumulated depreciation	(363.8)	(360.6)

	148.7	153.7
Trademarks and other intangible assets, net	5.6	5.5
Other assets	4.5	4.6

Total Assets	$312.4	$351.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$6.1	$6.2
Accounts payable	49.6	68.1
Accrued payroll and personal property taxes	8.4	13.0
Employee benefit obligations	3.0	3.2
Other current liabilities	3.2	3.4

Total Current Liabilities	70.3	93.9

Long-term debt	168.0	182.1
Postretirement benefits other than pensions	9.0	9.3
Pension liabilities	13.6	13.0
Deferred income taxes	2.3	2.3
Other liabilities	14.2	14.4

Total Liabilities	277.4	315.0

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 43.9 million shares issued as of February 28, 2009 and November 30, 2008	4.4	4.4
Additional contributed capital	312.0	311.8
Retained deficit	(245.6)	(245.4)
Treasury stock at cost; 0.1 million shares as of February 28, 2009 and November 30, 2008	(.2)	(.6)
Accumulated other comprehensive loss	(35.6)	(33.6)

Total Shareholders’ Equity	35.0	36.6

Total Liabilities and Shareholders’ Equity	$312.4	$351.6

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Three Months Ended
	February 28, 2009	February 29, 2008
Operating Activities
Net loss	$(.1)	$(3.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity earnings in affiliates	—	(.2)
Depreciation and amortization	5.6	5.4
Restructuring and severance	.9	—
Non-cash stock compensation expense	.4	.3
Reduction of inventory reserves	(3.0)	(2.7)
Other	.3	(.6)
Changes in operating assets and liabilities:
Current assets	33.9	(11.6)
Current liabilities	(24.2)	.4
Other non-current assets	(1.2)	.1
Other non-current liabilities	.9	(1.6)

Net Cash Provided By (Used In) Operating Activities	13.5	(13.5)

Investing Activities
Capital expenditures	(1.4)	(3.1)
Acquisitions of businesses, less cash acquired	—	(25.0)

Net Cash Used In Investing Activities	(1.4)	(28.1)

Financing Activities
Proceeds from borrowings	134.2	200.4
Repayment of debt obligations	(148.3)	(154.1)
Short-term debt proceeds (payments), net	(.1)	(3.1)
Other	.3	—

Net Cash (Used In) Provided By Financing Activities	(13.9)	43.2
Effect of exchange rate changes on cash	(.3)	.6

Net (Decrease) Increase In Cash And Cash Equivalents	(2.1)	2.2
Cash and cash equivalents at beginning of period	17.4	12.6

Cash And Cash Equivalents At End Of Period	$15.3	$14.8

Supplemental Cash Flows Information
Cash paid:
Interest	$2.0	$3.0
Income taxes	$.1	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2009

(In Millions of Dollars, Except Per Share Data)

Note A – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2008, previously filed with the Securities and Exchange Commission (“SEC”).

The balance sheet at November 30, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

Note A – Basis of Presentation (Continued)

New Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised 2007) replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

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

In December 2008, FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets.” This Staff Position requires enhanced disclosures about an employers defined benefit pension or other post-retirement plans including disclosures of an employers’ investment policies and strategies, categories of plan assets, fair value of plan assets and concentrations of risk in plan assets. This staff position is effective for years ending after December 15, 2009. The adoption of this staff position is not expected to have a material impact on the financial statements of the Company.

Note B – Purchase Transaction

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

If the acquisition of CPD, CGO and Taicang had occurred on December 1, 2007, the Company’s proforma results would have been as follows:

	Three Months Ended
	February 28, 2009	February 29, 2008
Revenues	$160.2	$209.2
Net loss	$(.1)	$(3.4)
Basic and diluted loss per share	$—	$(.08)

Note C – Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At February 28, 2009, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at February 28, 2009 or November 30, 2008. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Foreign Currency Risk

The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the GB Pound Sterling, the Euro, Thai Baht and Chinese Yuan. Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $3.1 million as of February 28, 2009. These forward exchange contracts are not designated as hedging instruments under SFAS No. 133.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates, which approximates market interest rates. The Company has one interest rate swap with a notional amount of $50 million to convert a portion of its Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR index. This interest rate swap is designated as a cash flow hedge.

Note C – Fair Value Measurements (Continued)

Derivative Instruments

The Company recognizes derivative instruments as either an asset or a liability at fair value. For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income (loss) (“AOCI”). Amounts in AOCI are recognized in earnings when the underlying hedged transaction occurs. Ineffectiveness is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative and the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.

As of February 28, 2009 and November 30, 2008, the fair value of the Company’s interest rate swap of $3.9 million and $3.7 million, respectively, was recognized in other liabilities with a corresponding amount recognized in AOCI. There was no ineffectiveness on the interest rate swap during the first quarter of 2009.

As of February 28, 2009 and November 30, 2008, the fair value of the Company’s foreign exchange contracts was less than $0.1 million and was recognized in other current assets. Gains and losses on these contracts are recognized in other income and were immaterial during the first quarters of 2009 and 2008.

The Company does not enter into derivative instruments for trading or speculative purposes.

Fair Value Measurements

The following financial liabilities were measured at fair value on a recurring basis during the three months ended February 28, 2009:

	Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap	$3.9	$—	$3.9	$—

Total liabilities	$3.9	$—	$3.9	$—

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

Note D – Inventories

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (“LIFO”) method represented approximately 69.0% and 62.0% of inventories at February 28, 2009 and November 30, 2008, respectively. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s judgments of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method.

	February 28, 2009	November 30, 2008
Raw materials and supplies	$25.8	$29.3
Work-in-process	4.9	3.9
Finished products	45.7	52.8

Acquired cost of inventories	76.4	86.0
Excess of acquired cost over LIFO cost	(29.8)	(32.7)
Obsolescence reserves	(7.0)	(7.2)

Inventories	$39.6	$46.1

Due to anticipated reductions in prices and quantities, the Company expects to recognize a reduction in its LIFO reserve of $10.8 million for 2009 and accordingly, recognized $2.7 million in the first quarter of 2009.

Note E – Debt and Credit Lines

Amounts due banks consists of the following debt obligations that are due within the next twelve months:

	Three Months Ended
	February 28, 2009	November 30, 2008
Term Loan B – current portion	$1.5	$1.5
Foreign subsidiaries borrowings (interest at 6.8% - 7.84%)	4.0	4.7
Other	.6	—

Total	$6.1	$6.2

Foreign subsidiaries’ borrowings are secured by equipment and land use rights of the foreign subsidiaries. In addition, the Company has additional foreign credit facilities of $2.3 million, which were unused as of February 28, 2009 and November 30, 2008, and a facility for the issuance of letters of credit of $4.3 million. Outstanding letters of credit on this facility were $0.1 million at February 28, 2009.

The Company’s long-term debt consists of the following:

	Three Months Ended
	February 28, 2009	November 30, 2008
Senior Revolving Credit Facility (interest at 1.7%)	$26.0	$39.7
Term Loan B (interest at 3.0% - 7.7%)	143.5	143.9

	169.5	183.6
Less: current portion	1.5	1.5

Total long-term debt	$168.0	$182.1

Note E – Debt and Credit Lines (Continued)

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At February 28, 2009, the Company was in compliance with this requirement with a ratio of 3.4 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of February 28, 2009.

On May 31, 2007, the Company entered into a 5 year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 5.23% and receive a variable rate based on LIBOR effectively converting a portion of its variable rate Term Loan to a fixed rate of 7.73%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. As of February 28, 2009 and November 30, 2008, the unrealized loss of the swap was $3.9 million and $3.7 million, respectively.

In connection with the Term Loan, on May 22, 2007, the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company was in compliance with this requirement and the fixed charge coverage ratio was 2.7 to 1 for the first quarter of 2009. The Company may request an additional increase in available borrowings under the Facility of up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Note E – Debt and Credit Lines (Continued)

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at February 28, 2009. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at February 28, 2009.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at February 28, 2009.

The effective interest rate on the Company’s debt was 4.4% during the first quarter of 2009, compared to 7.2% in the first quarter of 2008.

At February 28, 2009, the Company had $72.2 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At February 28, 2009, outstanding letters of credit were $3.3 million, the interest rate swap reserve was $5.0 million, amounts borrowed under the Facility were $26.0 million and the amount available for borrowing under the Facility was $37.9 million.

Note F – Loss Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted loss per share and the computation of basic and diluted loss per share for the three months ended February 28, 2009 and February 29, 2008:

	2009	2008
Numerator
Net loss	$(0.1)	$(3.0)

	(Shares in millions)
Denominator
Denominator for basic earnings per share – weighted average shares outstanding	42.7	42.0
Effect of dilutive securities	—	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	42.7	42.0

Basic and Diluted Loss Per Share
Net loss	$—	$(.07)

Options to purchase common stock and unvested restricted stock of the Company totaling 4.4 million shares during each of the first quarters of 2009 and 2008, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. The second amendment to the Plan, which was approved by shareholders on March 22, 2007, also added a fungible share design, changed share counting provisions and dividend rights, added additional metrics to management objectives and other administrative changes. As of February 28, 2009, approximately 1.5 million shares of Company common stock remained available for grants under the Plan.

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

There were no stock options issued or exercised and 1,000 stock options expired or were forfeited during the first quarter of 2009.

Restricted stock grants consist of the Company’s common stock. The Board has set a three year vesting period for most of the issued and outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first quarter of 2009, 2,000 restricted shares vested and 15,600 restricted shares were forfeited.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.4 million and $0.3 million during the first quarters of 2009 and 2008, respectively.

As of February 28, 2009, there was $1.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note H – Comprehensive Loss

The components of comprehensive loss were as follows:

	Three Months Ended
	February 28, 2009	February 29, 2008
Net loss	$(.1)	$(3.0)
Unrecognized (loss) on interest rate swap	(.2)	(1.8)
Foreign currency translation (loss) gain	(1.6)	(2.5)
Defined benefit pension plans:
Amortization of net prior service cost	.1	.1
Amortization of net gain (loss)	(.3)	1.1

Comprehensive loss	$(2.1)	$(6.1)

Note I – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

	Pension Plans		Health Care Plans
Three months ended February 28, 2009 and February 29, 2008	2009	2008	2009	2008
Service costs	$1.1	$1.1	$—	$—
Interest costs	3.6	3.3	.2	.2
Expected return on assets	(4.0)	(4.0)	—	—
Amortization of net loss (gain)	.2	.7	(.6)	(.6)
Amortization of prior service costs	.2	.2	(.1)	(.1)

Net periodic cost (income)	$1.1	$1.3	$(.5)	$(.5)

Effective December 1, 2008, the Company adopted the measurement provisions of SFAS No. 158, which requires that assets and obligations of defined benefit and other post-retirement plans be measured as of the year-end balance sheet date. As a result, the Company will move its measurement date from August 31 to November 30. The Company’s net periodic cost (income) during 2009 for its plans is estimated based on the August 31, 2008 measurement, as prescribed by SFAS No. 158, and accordingly, the Company did not remeasure its plan assets or obligations at December 1, 2008.

Based on current pension asset performance, interest rate, discount rate assumptions and credit balance, the Company does not anticipate making cash contributions to the pension fund during fiscal 2009.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Company contributions are made with cash or company stock. Effective November 7, 2008, the Company suspended the Company match provisions of this plan for all salaried employees. The cost of this plan was nil and $0.4 million for the three months ended February 28, 2009 and February 29, 2008, respectively, which included non-cash costs of $0.4 million for the three months ended February 29, 2008.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.1 million and $0.2 million for the three months ended February 28, 2009 and February 29, 2008, respectively.

Note J –Contingencies

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

The Company’s operations are located primarily in the United States, United Kingdom, China and Thailand. Inter-area sales are not significant to the total sales of any geographic area. There was one customer that accounted for 10.6% of consolidated net sales during the first three months of 2008.

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

	Three Months Ended
	February 28, 2009	February 29, 2008
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$61.9	$77.6
Specialty Chemicals	32.7	41.3

Total Performance Chemicals	$94.6	$118.9

Decorative Products
Contract Interiors	$22.1	$31.5
Coated Fabrics	33.3	25.0
Laminates	10.2	15.2

Total Decorative Products	$65.6	$71.7

Consolidated Net Sales	$160.2	$190.6

Segment Operating Profit
Performance Chemicals	$7.8	$2.6
Decorative Products	(2.9)	(.1)

Total Segment Operating Profit	4.9	2.5
Interest expense	(2.2)	(3.4)
Corporate expense	(2.6)	(2.0)

Consolidated Income (Loss) Before Income Taxes	$.1	$(2.9)

Note L – Income Taxes

The Company recorded income tax expense of $0.2 million during the first quarter of 2009 and $0.1 million in the first quarter of 2008, which was primarily related to foreign income taxes. No domestic federal tax provision was provided in either the first quarter of 2009 or 2008 due to the Company’s net losses.

At February 28, 2009, the total unrecognized tax benefits were $8.4 million, which included $1.4 million of penalties and interest. Of the total, $1.8 million would, if recognized, impact the Company’s effective tax rate. At November 30, 2008, the total unrecognized tax benefits were $8.4 million, which included $1.3 million of penalties and interest.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

During the next twelve months, the Company estimates its unrecognized tax benefit, including interest and penalties, will decrease $0.6 million due to expiration of statutes of limitation. However, due to ongoing tax examinations, additional unrecognized tax benefits could arise that would change such estimates.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2002.

As of February 28, 2009, the Company had approximately $134.7 million of domestic federal net operating losses carryforwards (NOLC’s), $159.9 million of state and local NOLC’s and $0.8 million of foreign tax credit carryforwards. The majority of the federal and state and local NOL’s expire in the years 2021 through 2029 while the foreign tax credit carryforwards expire between 2010 and 2017. As a result of the Company’s history of losses and uncertainties associated with predicting future taxable income, the Company has a valuation allowance against its domestic net deferred tax assets due to the uncertainty of realization of such assets.

Note M – Restructuring and Severance

During the first quarter of 2009, the Company recorded $0.9 million of restructuring and severance costs for workforce reductions of which $0.7 million was recognized by the Decorative Products segment and $0.1 million was recognized by both the Performance Chemicals segment and Corporate. Employee head count was reduced by 17 employees related to these actions. The Company expects these costs to be fully paid by the end of 2009.

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

Results of Operations for the Three Months Ended February 28, 2009 Compared to the Three Months Ended February 29, 2008

The Company’s net sales in the first quarter of 2009 were $160.2 million compared to $190.6 million in the first quarter of 2008. The Company’s Performance Chemicals business segment revenue decreased by 20.4% while the Decorative Products business segment revenue decreased 8.5%. Contributing to the sales decrease in 2009 were lower volumes of $48.2 million as a result of weak market conditions, and unfavorable foreign exchange translation of $5.7 million, partially offset by favorable pricing of $11.1 million and sales of $12.4 million from the Decorative Products Asian operations. The Decorative Products Asian operations were acquired in January 2008 and report to the Company on a one month lag. Therefore, the first quarter of 2008 includes one month of consolidated sales while the first quarter of 2009 includes three months of consolidated sales.

Gross profit in the first quarter of 2009 was $31.7 million with a gross profit margin of 19.8% compared to gross profit of $30.5 million and a gross profit margin of 16.0% in the first quarter of 2008. The improvement in gross profit was primarily due to lower raw material costs.

Selling, general and administrative expense in the first quarter of 2009 decreased $2.1 million, to $23.0 million, or 14.4% of sales, compared to $25.1 million, or 13.2% of net sales in the first quarter of 2008. The decrease was primarily due to a year-over-year reduction in the number of employees.

Interest expense decreased $1.2 million, to $2.2 million, for the first quarter of 2009 compared to $3.4 million for the same period a year ago, due to significantly lower average interest rates. The effective interest rate on the Company’s debt was 4.4% during the first quarter of 2009, compared to 7.2% in the first quarter of 2008. Total debt at February 28, 2009 was $174.1 million, down $14.2 million from November 30, 2008 and down $22.5 million from February 29, 2008.

Income tax expense of $0.2 million in the first quarter of 2009 and $0.1 million in the first quarter of 2008 was primarily related to foreign income taxes. No domestic federal tax provision was provided in either the first quarter of 2009 or 2008 due to the Company’s net losses. Valuation allowances have been provided for deferred tax assets in the U.S. as a result of the Company’s prior losses. At present, the Company has $134.7 million of domestic federal net operating loss carryforwards that expire by 2025.

The Company had a net loss of $0.1 million or $0.00 per diluted share in the first quarter of 2009 compared to a net loss of $3.0 million or $0.07 per diluted share in the first quarter of 2008.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income taxes:

	Three Months Ended
(Dollars in millions)	February 28, 2009	February 29, 2008
Segment Sales:
Performance Chemicals	$94.6	$118.9
Decorative Products	65.6	71.7

Consolidated net sales	$160.2	$190.6

Segment Gross Profit:
Performance Chemicals	$18.2	$13.1
Decorative Products	13.5	17.4

Consolidated gross profit	$31.7	$30.5

Segment Operating Profit:
Performance Chemicals	$7.8	$2.6
Decorative Products	(2.9)	(.1)
Interest expense	(2.2)	(3.4)
Corporate expenses	(2.6)	(2.0)

Consolidated income (loss) before income taxes	$.1	$(2.9)

Performance Chemicals

Performance Chemicals’ net sales decreased $24.3 million, or 20.4%, to $94.6 million during the first quarter of 2009 compared to $118.9 million during the first quarter of 2008. The lower sales were driven by weaker volume of $32.0 million as customers took significant downtime to reduce inventories, and unfavorable foreign exchange translation of $2.0 million partially offset by higher selling prices of $9.7 million. Net sales for the Paper and Carpet chemicals product line decreased to $61.9 million during the first quarter of 2009 compared to $77.6 million during the first quarter of 2008. Net sales for the Specialty Chemicals product line decreased to $32.7 million during the first quarter of 2009 compared to $41.3 million during the first quarter of 2008.

This segment generated an operating profit of $7.8 million in the first quarter of 2009 compared to $2.6 million in the first quarter of 2008. The increase in segment operating profit was primarily due to lower raw material costs of $2.1 million, improved pricing of $9.7 million and lower other manufacturing costs of $0.5 million partially offset by lower volumes of $7.0 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first quarter of 2009 include workforce reduction costs of $0.1 million.

Decorative Products

Decorative Products net sales decreased $6.1 million, or 8.5%, to $65.6 million in the first quarter of 2009 from $71.7 million in the first quarter of 2008 primarily due to lower volumes of $16.2 million, and unfavorable foreign exchange translation of $3.7 million, partially offset by improved pricing of $1.4 million. The Asian businesses generated net sales of $20.6 million in the first quarter of 2009 compared to $8.1 million in the first quarter of 2008. The first quarter of 2008 includes one month of consolidated sales from the Asian businesses, which were acquired in January 2008, while the first quarter of 2009 includes three months of consolidated sales. Contract Interiors net sales were $22.1 million in the first quarter of 2009 compared to $31.5 million in the first quarter of 2008. Net sales for the Coated Fabrics product line, excluding the Asian businesses, decreased to $12.7 million during the first quarter of 2009 compared to $16.9 million during the first quarter of 2008. Net sales for the Laminates product line decreased to $10.2 million during the first quarter of 2009 compared to $15.2 million during the first quarter of 2008.

The segment operating loss was $2.9 million for the first quarter of 2009 compared to $0.1 million for the first quarter of 2008. The higher operating loss was primarily due to lower volumes of $4.3 million, higher manufacturing absorption and overhead costs of $1.1 million, and higher utility costs of $0.3 million, partially offset by higher pricing of $1.4 million, lower raw materials of $1.2 million, improved results at the Asian operations of $0.9 million and a LIFO inventory reserve adjustment of $0.1 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first quarter of 2009 include workforce reduction costs of $0.7 million.

Corporate

Interest expense decreased to $2.2 million during the first quarter of 2009 from $3.4 million in the first quarter of 2008. The decrease is due to lower average interest rates.

Corporate expenses were $2.6 million in the first quarter of 2009 compared to $2.0 million in the first quarter of 2008. Included in the first quarter of 2009 are restructuring and severance expenses of $0.1 million. Included in 2008 is a gain of $0.4 million related to a settlement with an insurer.

The Company recorded tax expense of $0.2 million in the first quarter of 2009 and $0.1 million in the first quarter of 2008. The expense in both 2009 and 2008 was primarily due to foreign taxes.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Quarters Ended
(Dollars in millions)	February 28, 2009	February 29, 2008	Change
Cash provided by (used in) operating activities	$13.5	$(13.5)	$27.0
Cash (used in) provided by investing activities	$(1.4)	$(28.1)	$26.7
Cash (used in) provided by financing activities	$(13.9)	$43.2	$(57.1)
(Decrease) Increase in cash and cash equivalents	$(2.1)	$2.2	$(4.3)

Cash provided by operating activities was $13.5 million in the first quarter of 2009, compared to cash used of $13.5 million in the first quarter of 2008. The change in 2009 was primarily due to a decrease in working capital and improved operating results. Days Sales Outstanding (“DSO”) were 49.7 days at February 28, 2009 compared to 46.2 days at February 29, 2008. The increase was primarily due to the addition of the Decorative Products Asian businesses and extended terms at several customers.

In the first quarter of 2009, $1.4 million was used for investing activities, as compared to $28.1 million in the first quarter of 2008. Included in the first quarter of 2008 is the acquisition of the Decorative Products Asian businesses for $28.0 million which was funded through borrowings under the revolving credit facility. The first three months of 2009 includes $1.4 million for capital expenditures compared to $3.1 million in the first three months of 2008. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2009 to be approximately $12 – $14 million. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the remainder of the year. If necessary, a portion of capital expenditures can be funded through borrowings under its credit facility, which has $37.9 million available for future borrowings as of February 28, 2009.

Cash used in financing activities in the first quarter of 2009 of $13.9 million was primarily related to payments on borrowings under the revolving credit facility. Cash provided by financing activities in the first quarter of 2008 was $43.2 million which was primarily related to borrowings under the revolving credit facility used to fund the purchase of the Decorative Products Asian businesses and seasonal working capital usage. Total debt was $174.1 million as of February 28, 2009, $188.3 million as of November 30, 2008 and $196.6 million as of February 29, 2008.

Long-Term Debt

The Company’s long-term debt consists of the following:

	Three Months Ended
(Dollars in millions)	February 28, 2009	November 30, 2008
Senior Revolving Credit Facility (interest at 1.7%)	$26.0	$39.7
Term Loan B (interest at 3.0% - 7.7%)	143.5	143.9

	169.5	183.6
Less: current portion	1.5	1.5

Total long-term debt	$168.0	$182.1

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At February 28, 2009, the Company was in compliance with this requirement with a ratio of 3.4 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of February 28, 2009.

On May 31, 2007, the Company entered into a 5 year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay a fixed rate of 5.23% and receive a variable rate based on LIBOR effectively converting a portion of its variable rate Term Loan to a fixed rate of 7.73%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. As of February 28, 2009 and November 30, 2008, the unrealized loss of the swap was $3.9 million and $3.7 million, respectively.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company was in compliance with this requirement and the fixed charge coverage ratio was 2.7 to 1 for the first quarter of 2009. The Company may request an additional increase in available borrowings under the Facility of up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at February 28, 2009. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at February 28, 2009.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at February 28, 2009.

At February 28, 2009, the Company had $72.2 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At February 28, 2009, outstanding letters of credit were $3.3 million, the interest rate swap reserve was $5.0 million, amounts borrowed under the Facility were $26.0 million and the amount available for borrowing under the Facility was $37.9 million.

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

Except as described below, information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended November 30, 2008, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Effective December 1, 2008, the Company adopted the measurement provisions of SFAS No. 158, which requires that assets and obligations of defined benefit and other post-retirement plans be measured as of the year-end balance sheet date. As a result, the Company will move its measurement date from August 31 to November 30. The Company’s net periodic cost (income) during 2009 for its plans is estimated based on the August 31, 2008 measurement, as prescribed by SFAS No. 158, and accordingly, the Company did not remeasure its plan assets or obligations at December 1, 2008.

Based on current pension asset performance, interest rate, discount rate assumptions and credit balance, the Company does not anticipate making cash contributions to the pension fund during fiscal 2009. However, based on estimated asset balances and discount rates at November 30, 2009, the Company expects to begin making cash contributions to the pension fund in 2010.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2009 reflects an accrual for environmental remediation of $0.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs 2,462 employees at offices, plants and other facilities located principally throughout the United States, United Kingdom, China and Thailand. The Company believes its relationship with employees is good. Approximately 17% or 421 of the Company’s employees are covered by collective bargaining agreements in the United States. The Company has reduced its global employment by 7% or 185 positions since December 1, 2008, and 12.5% or 351 positions since February 28, 2008.

New Accounting Pronouncements

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

In December 2008, FASB issued FASB Staff Position FAS 123(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets.” This Staff Position requires enhanced disclosures about an employers defined benefit pension or other postretirement plans including disclosures of an employers’ investment policies and strategies, categories of plan assets, fair value of plan assets and concentrations of risk in plan assets. This Staff Position is effective for years ending after December 15, 2009. The adoption of this staff position is not expected to have a material impact on the financial statements of the Company.

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

Factors that may cause actual results to differ materially from expected results include, among others:

•	General economic trends affecting the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Product substitution and/or demand destruction due to product technology, performance or cost disadvantages;

•	Customer and/or competitor consolidation;

•	Customer credit risk;

•	Ability to successfully develop and commercialize new products;

•	Customer ability to compete against increased foreign competition;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Operational issues at the Company’s facilities;

•	The Company’s strategic alliance, joint venture and acquisition activities;

•	Acts of war or terrorism, natural disasters or other acts of God;

•	Stock price volatility;

•	Changes in governmental and regulatory policies;

•	Compliance with extensive environmental, health and safety laws and regulations;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including political unrest and fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Assumptions used in determining pension plan expense and funding, such as return on assets and discount rates and changes in pension funding regulations;

•	Ability to protect the Company’s intellectual property;

•	Litigation against the Company including adverse litigation judgments or settlements and absence of or inadequacy of insurance coverage for such litigation, judgments or settlements;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Substantial debt and leverage and the ability to service that debt including increases in applicable short or long-term borrowing rates; and

•	Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2008.

All written and verbal forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risk factors and cautionary statements contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 and herein. Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation, and specifically declines any obligation other than imposed by law to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note E to the Unaudited Interim Consolidated Financial Statements, the Company’s domestic and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $143.5 million and $26.0 million, respectively, as of February 28, 2009. Non-domestic borrowings with banks were $4.0 million as of February 28, 2009. The Company has one fixed rate interest rate swap agreement for $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 5.23% plus the applicable margin of 2.5%. The fair value of the swap was a loss of $3.9 million as of February 28, 2009. The weighted average effective interest rate of the Company’s outstanding debt was 4.4% as of February 28, 2009. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $1.7 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business and the Asian coated fabrics business. The Company has an accumulated loss of $6.4 million as of February 28, 2009, which is included in accumulated other comprehensive loss. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 28, 2009, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended February 28, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2008. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations or cash flow. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations or cash flow.

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

OMNOVA Solutions Inc.

Date: March 25, 2009	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2009	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Business Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.