Form 10-Q
period 2009-05-31
OMNOVA SOLUTIONS INC
filed 2009-07-02
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2009

Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road Fairlawn, Ohio 44333-3300

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At May 31, 2009, there were 43,846,510 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Net Sales	$161.3	$219.7	$321.5	$410.3
Cost of products sold	121.3	185.9	249.8	346.0

Gross Profit	40.0	33.8	71.7	64.3

Selling, general and administrative	25.7	27.5	48.6	52.6
Depreciation and amortization	5.7	6.4	11.3	11.8
Restructuring and severance	.8	—	1.7	—
Interest expense	2.0	3.5	4.2	6.9
Other (income) expense, net	.2	(.7)	.2	(1.2)

	34.4	36.7	66.0	70.1

Income (loss) before income taxes	5.6	(2.9)	5.7	(5.8)
Income tax expense	.5	.2	.7	.3

Net Income (Loss)	$5.1	$(3.1)	$5.0	$(6.1)

Basic and Diluted Income (Loss) Per Share
Net Income (Loss) Per Share	$.12	$(.07)	$.12	$(.14)

See notes to the unaudited interim consolidated financial statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Financial Position

(Dollars in Millions, Except Per Share Amounts)

	May 31, 2009	November 30, 2008
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$23.7	$17.4
Accounts receivable, net	93.1	118.3
Inventories	36.1	46.1
Deferred income taxes	1.6	1.5
Prepaid expenses and other	3.5	4.5

Total Current Assets	158.0	187.8

Property, plant and equipment	517.8	514.3
Accumulated depreciation	(372.0)	(360.6)

	145.8	153.7
Trademarks and other intangible assets, net	4.9	5.5
Other assets	4.2	4.6

Total Assets	$312.9	$351.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$5.9	$6.2
Accounts payable	56.8	68.1
Accrued payroll and personal property taxes	11.3	13.0
Employee benefit obligations	3.3	3.2
Other current liabilities	2.6	3.4

Total Current Liabilities	79.9	93.9

Long-term debt	150.7	182.1
Postretirement benefits other than pensions	9.0	9.3
Pension liabilities	14.0	13.0
Deferred income taxes	2.2	2.3
Other liabilities	15.1	14.4

Total Liabilities	270.9	315.0

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 43.9 million shares issued as of May 31, 2009 and November 30, 2008	4.4	4.4
Additional contributed capital	312.6	311.8
Retained deficit	(240.4)	(245.4)
Treasury stock at cost; .1 million shares as of May 31, 2009 and November 30, 2008	(.1)	(.6)
Accumulated other comprehensive loss	(34.5)	(33.6)

Total Shareholders’ Equity	42.0	36.6

Total Liabilities and Shareholders’ Equity	$312.9	$351.6

See notes to the unaudited interim consolidated financial statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Six Months Ended May 31,
	2009	2008
Operating Activities
Net income (loss)	$5.0	$(6.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings in affiliates	—	(.2)
Depreciation and amortization	11.3	11.8
Restructuring and severance	1.7	—
Non-cash stock compensation expense	.7	.6
Reduction of inventory and LIFO reserves	(4.9)	(1.1)
Other	1.5	(.1)
Changes in operating assets and liabilities:
Current assets	41.2	(15.3)
Current liabilities	(15.8)	(.9)
Other non-current assets	(.3)	.2
Other non-current liabilities	(1.1)	(3.6)

Net Cash Provided By (Used In) Operating Activities	39.3	(14.7)

Investing Activities
Capital expenditures	(3.1)	(6.9)
Acquisitions of businesses, less cash acquired	—	(25.0)

Net Cash Used In Investing Activities	(3.1)	(31.9)

Financing Activities
Proceeds from borrowings	244.7	365.5
Repayment of debt obligations	(276.1)	(318.3)
Short-term debt proceeds (payments), net	(.3)	(2.8)
Other	.2	.2

Net Cash (Used In) Provided By Financing Activities	(31.5)	44.6
Effect of exchange rate changes on cash	1.6	2.5

Net Increase In Cash And Cash Equivalents	6.3	.5
Cash and cash equivalents at beginning of period	17.4	12.6

Cash And Cash Equivalents At End Of Period	$23.7	$13.1

Supplemental Cash Flows Information
Cash paid for:
Interest	$3.8	$6.4
Income taxes	$—	$—

See notes to the unaudited interim consolidated financial statements

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2009

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

The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, construction and refurbishment activities over the holidays.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring, severance and asset write-offs relating to operations. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries and benefits, rent, travel, entertainment, depreciation, utility costs and outside services.

Certain reclassifications have been made to conform prior period information to the current presentation.

New Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised 2007) replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, requires fair value of assets acquired and liabilities assumed to be measured at the acquisition date and requires the expensing of acquisition related costs as incurred. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

Note A – Basis of Presentation (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This statement requires non-controlling interests to be classified as equity in the balance sheet. The income and comprehensive income attributed to the non-controlling interest, if any, is to be included in income and comprehensive income of the consolidating entity. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In December 2008, FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This staff position requires enhanced disclosures about an employers’ defined benefit pension or other post-retirement plans including disclosures of an employers’ investment policies and strategies, categories of plan assets, fair value of plan assets and concentrations of risk in plan assets. This staff position is effective for years ending after December 15, 2009. The adoption of this staff position is not expected to have a material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires that the fair value of all financial assets and financial liabilities for which it is practicable to estimate fair value and that which are within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” be disclosed for interim and annual periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP SFAS 157-4 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the financial statements of the Company.

In May, 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 prescribes the period after the balance sheet date during which management should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the required disclosures an entity should make about transactions or events occurring after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

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

The transaction was accounted for as a purchase. The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008. As these entities report to the Company on a one month lag, the year to date consolidated results of operations for 2008 include the results of operations for CPD, CGO and Taicang on the equity method for two months and full consolidation for four months.

Note B – Purchase Transaction (Continued)

If the acquisition of CPD, CGO and Taicang had occurred on December 1, 2007, the Company’s proforma results would have been as follows:

Six Months Ended May 31, 2008

Revenues	$429.0
Net loss	(6.5)
Basic and diluted loss per share	(.15)

Note C – Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At May 31, 2009, there were no significant concentrations of credit risk. No one customer represented more than 10% of the Company’s net trade receivables at May 31, 2009 or November 30, 2008. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Foreign Currency Risk

The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the GB Pound Sterling, the Euro, Thai Baht and Chinese Yuan.

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $1.9 million as of May 31, 2009. These forward exchange contracts are not designated as hedging instruments under SFAS No. 133.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates, which approximates market interest rates. The Company has one interest rate swap with a notional amount of $50 million to convert a portion of its Term Loan from variable to fixed rates. The valuation of this swap is determined using a valuation model which considers such relevant factors as three month LIBOR index, interest rate curves using market rates of interest rate swaps with similar cash flows and credit spreads for the contracting parties. This interest rate swap is designated as a cash flow hedge.

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

As of May 31, 2009 and November 30, 2008, recognized in other liabilities were the fair values of the Company’s interest rate swap of $4.1 million and $3.7 million, respectively, with a corresponding amount recognized in AOCI. There was no ineffectiveness on the interest rate swap during the second quarter or first half of 2009. The liability is expected to be reduced to zero if the Company holds the interest rate swap until its maturity date.

As of May 31, 2009 and November 30, 2008, the fair value of the Company’s foreign exchange contracts was less than $0.1 million and was recognized in other current assets. Gains and losses on these contracts are recognized in other income and were immaterial during the second quarters or first six months of 2009 and 2008.

The Company does not enter into derivative instruments for trading or speculative purposes.

Fair Value Measurements

The following financial liabilities were measured at fair value on a recurring basis during the three months ended May 31, 2009:

	Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap	$4.1	$—	$4.1	$—

Total liabilities	$4.1	$—	$4.1	$—

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

Note D – Inventories

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (“LIFO”) method represented approximately 68.0% and 62.0% of inventories at May 31, 2009 and November 30, 2008, respectively. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s judgments of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method.

Note D – Inventories (Continued)

	May 31, 2009	November 30, 2008
Raw materials and supplies	$25.3	$29.3
Work-in-process	4.8	3.9
Finished products	41.1	52.8

Acquired cost of inventories	71.2	86.0
Excess of acquired cost over LIFO cost	(27.5)	(32.7)
Obsolescence reserves	(7.6)	(7.2)

Inventories	$36.1	$46.1

Due to anticipated reductions in prices and quantities, the Company expects to recognize a reduction in its LIFO reserve of $10.0 million for 2009 and accordingly, recognized $2.3 million and $5.0 million in the second quarter of 2009 and the first half of 2009, respectively.

Note E – Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	May 31, 2009	November 30, 2008
Term Loan B – current portion	$1.5	$1.5
Foreign subsidiaries borrowings (interest at 5.84% - 7.84%)	4.0	4.7
Other	.4	—

Total	$5.9	$6.2

Foreign subsidiaries’ borrowings are secured by equipment and land use rights of the foreign subsidiaries. In addition, the Company has additional foreign credit facilities of $2.3 million, which were unused as of May 31, 2009 and November 30, 2008, and a facility for the issuance of letters of credit of $4.3 million. Outstanding letters of credit on this facility were $0.3 million at May 31, 2009.

The Company’s long-term debt consists of the following:

	May 31, 2009	November 30, 2008
Senior Revolving Credit Facility (interest at 1.7% - 3.3%)	$9.1	$39.7
Term Loan B (interest at 2.8% - 7.7%)	143.1	143.9

	152.2	183.6
Less: current portion	(1.5)	(1.5)

Total long-term debt	$150.7	$182.1

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic

Note E – Debt and Credit Lines (Continued)

subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At May 31, 2009, the Company was in compliance with this requirement with a ratio of 2.8 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on the senior secured leverage ratio, as defined in the Term Loan, provided certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of May 31, 2009.

On May 31, 2007, as required under the Term Loan, the Company entered into a five year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counterparty a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including the Term Loan applicable margin of 2.5%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same LIBOR base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense.

In connection with the Term Loan, on May 22, 2007, the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable and inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company was in compliance with this requirement and the fixed charge coverage ratio was 3.3 to 1 for the second quarter of 2009. The Company may request an additional increase in available borrowings under the Facility of up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at February 28, 2009. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at May 31, 2009.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at May 31, 2009.

The effective interest rate on the Company’s debt was 4.4% during the second quarter of 2009, compared to 6.6% in the second quarter of 2008.

At May 31, 2009, the Company had $63.7 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At May 31, 2009, outstanding letters of credit were $3.1 million, the interest rate swap reserve was $5.1 million, amounts borrowed under the Facility were $9.1 million and the amount available for borrowing under the Facility was $46.4 million.

Note F – Income (Loss) Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted income (loss) per share and the computation of basic and diluted income (loss) per share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Numerator
Net income (loss)	$5.1	$(3.1)	$5.0	$(6.1)

Denominator
Denominator for basic earnings per share – weighted average shares outstanding	42.8	42.2	42.8	42.1
Effect of dilutive securities	.3	—	.2	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	43.1	42.2	43.0	42.1

Basic and Diluted Income (Loss) Per Share
Net income (loss)	$.12	$(.07)	$.12	$(.14)

Options to purchase common stock and unvested restricted stock of the Company totaling 3.4 million and 3.5 million shares during the second quarter and first half of 2009, respectively, and 3.9 million for each of the second quarter and first half of 2008, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of May 31, 2009, approximately 1.5 million shares of Company common stock remained available for grants under the Plan.

The Company estimates the fair value of each option award using a Black-Scholes based option valuation model as required under SFAS No. 123 (Revised). The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. The expected volatility is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term of options granted is estimated considering the vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

During the first half of 2009, 1,000 stock options were issued and 674,594 stock options expired or were forfeited.

Note G – Share-Based Employee Compensation (Continued)

Restricted stock grants consist of the Company’s common stock. The Board has set a three year vesting period for most of the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first half of 2009, 17,874 restricted shares vested and 29,350 restricted shares were forfeited.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.4 million and $0.3 million during the second quarters of 2009 and 2008, respectively, and $0.7 million and $0.6 million during the first halves of 2009 and 2008, respectively.

As of May 31, 2009, there was $1.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note H – Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Net income (loss)	$5.1	$(3.1)	$5.0	$(6.1)
Unrecognized (loss) on interest rate swap	(.2)	1.9	(.4)	.1
Foreign currency translation (loss) gain	1.5	1.6	.6	(.9)
Defined benefit pension plans:
Amortization of net prior service cost	.1	.1	.2	.2
Amortization of net gain (loss)	(.3)	—	(.6)	1.1
Curtailment	(.7)	—	(.7)	—

Comprehensive income (loss)	$5.5	$.5	$4.1	$(5.6)

Note I – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s U.S. retirement programs:

	Pension Plans		Health Care Plans
	2009	2008	2009	2008
Three months ended May 31, 2009 and 2008
Service costs	$1.0	$1.0	$—	$—
Interest costs	3.6	3.3	.2	.2
Expected return on assets	(4.0)	(4.0)	—	—
Amortization of net loss (gain)	.3	.7	(.5)	(.5)
Amortization of prior service costs	.2	.2	(.1)	(.1)
Curtailment gain	(.7)	—	—	—

Net periodic cost (income)	$.4	$1.2	$(.4)	$(.4)

	Pension Plans		Health Care Plans
	2009	2008	2009	2008
Six months ended May 31, 2009 and 2008
Service costs	$2.1	$2.1	$—	$—
Interest costs	7.2	6.6	.4	.4
Expected return on assets	(8.0)	(8.0)	—	—
Amortization of net loss (gain)	.5	1.4	(1.1)	(1.1)
Amortization of prior service costs	.4	.4	(.2)	(.2)
Curtailment gain	(.7)	—	—	—

Net periodic cost (income)	$1.5	$2.5	$(.9)	$(.9)

Note I – Employee Benefit Plans (Continued)

Effective December 1, 2008, the Company adopted the measurement provisions of SFAS No. 158, which requires that assets and obligations of defined benefit and other post-retirement plans be measured as of the year-end balance sheet date. As a result, the Company will move its measurement date from August 31, 2009 to November 30, 2009. The Company’s net periodic cost (income) during 2009 for its plans is estimated based on the August 31, 2008 measurement, as prescribed by SFAS No. 158.

During the second quarter of 2009, with an effective date of June 1, 2009 for salaried employees and August 1, 2009 for its Mogadore, Ohio union employees, the Company suspended the accrual of future service benefits under its Consolidated Pension Plan. All benefits earned by affected employees through the effective dates are or will become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document. As a result, the Company recognized a net curtailment gain of $0.7 million for which Performance Chemicals recognized expense of $0.3 million while Decorative Products recognized a benefit of $0.7 million and Corporate recognized a benefit of $0.3 million. As required under SFAS No. 158, the Company will perform a measurement of the Plan’s assets and liabilities as of June 1, 2009. As a result of the remeasurement, the Company estimates that it will recognize an increase to its pension plan liabilities of $54.0 million with a corresponding reduction in equity. Additionally, the Company estimates that pension expense will decrease by approximately $0.8 million for the second half of 2009.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made with cash or company stock. Effective November 7, 2008, the Company suspended the Company match provisions of this plan for all salaried employees. The cost of this plan was $0.4 million for each of the three and six months ended May 31, 2009 and $0.6 million and $1.0 million for the three and six months ended May 31, 2008, respectively.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.1 million and $0.2 million for the three months and $0.3 million and $0.4 million for the six months ended May 31, 2009 and 2008, respectively.

Note J – Contingencies

From time to time, the Company is subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property and other subjects arising out of the Company’s business. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, if there is an unfavorable resolution of a matter, there could be a material adverse effect on the financial condition, results of operations or liquidity of the Company depending on the amount of such resolution in comparison to the Company’s financial condition, results of operations and liquidity in the period in which such resolution occurs. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or liquidity of the Company.

Note K – Business Segment Information

Segment information has been prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as the Company’s accounting policies.

Note K – Business Segment Information (Continued)

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

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. For the paper industry, our products are used for paper coatings used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. For the carpet industry, our products are used as binders to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as diaper and hygiene components, engine filters, resilient flooring underlay, roofing mat, shoe components and household scrub pads), floor polish, paper tape, adhesives, tire cord, textiles, construction oil drilling and plastic part coatings.

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

The Decorative Products segment consists of two product lines. The Wallcovering and Coated Fabrics product line includes wallcovering and upholstery used in refurbishment and new construction applications for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, automotive, soft top covers and health care products. The Decorative Laminates and Performance Films product line includes laminates and films for kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display, home furnishings, consumer electronics, pool liners and a variety of industrial film applications.

Effective March 2009, the Company realigned product lines in its Decorative Products segment to integrate cross-functional business team structures. The Contract Interiors and Coated Fabrics lines were combined into the Commercial Wallcovering and Coated Fabrics product line and performance film products were moved from Coated Fabrics and combined with Laminates products into the Decorative Laminates and Performance Films product line. All prior period amounts have been reclassified to conform to current year

The Company’s operations are located primarily in the United States, United Kingdom, China and Thailand. Inter-area sales are not significant to the total sales of any geographic area. No customer accounted for more than 10% of consolidated net sales during the first three or six months of 2009.

Segment operating profit represents net sales less applicable costs, expenses and any provisions for restructuring and severance costs and asset write-offs. However, management excludes restructuring and severance costs and asset write-offs when evaluating the results and allocating resources to the segments.

Note K – Business Segment Information (Continued)

Segment operating profit excludes unallocated corporate headquarters expenses, interest expense, income taxes and any provisions for corporate headquarters restructuring and severance. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries and benefits, rent, travel and entertainment expenses, depreciation, utility cost and outside services.

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income (loss) before income taxes.

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2009	2008	2009	2008
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$52.0	$79.8	$113.9	$157.4
Specialty Chemicals	35.0	45.4	67.7	86.7

Total Performance Chemicals	$87.0	$125.2	$181.6	$244.1

Decorative Products
Commercial Wallcovering and Coated Fabrics	$52.0	$67.0	$101.5	$116.9
Decorative Laminates and Performance Films	22.3	27.5	38.4	49.3

Total Decorative Products	$74.3	$94.5	$139.9	$166.2

Consolidated Net Sales	$161.3	$219.7	$321.5	$410.3

Segment Operating Profit
Performance Chemicals	$11.4	$1.9	$19.2	$4.5
Decorative Products	.2	1.1	(2.7)	1.0

Total Segment Operating Profit	11.6	3.0	16.5	5.5
Interest expense	(2.0)	(3.5)	(4.2)	(6.9)
Corporate expense	(4.0)	(2.4)	(6.6)	(4.4)

Consolidated Income (Loss) Before Income Taxes	$5.6	$(2.9)	$5.7	$(5.8)

Note L – Income Taxes

The Company recorded income tax expense of $0.5 million and $0.2 million during the second quarters of 2009 and 2008, respectively, and $0.7 million and $0.3 million in the first halves of 2009 and 2008, respectively. Income tax expense was primarily related to foreign income taxes. No domestic federal tax provision was provided in either the second quarter or first halves of 2009 or 2008 due to the Company’s prior net losses.

At May 31, 2009, the total unrecognized tax benefits were $8.5 million, which included $1.4 million of penalties and interest. Of the total, $1.8 million would, if recognized, impact the Company’s effective tax rate. At November 30, 2008, the total unrecognized tax benefits were $8.4 million, which included $1.3 million of penalties and interest.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

During the next twelve months, the Company estimates its unrecognized tax benefit, including interest and penalties, will decrease $0.6 million due to expiration of statutes of limitation. However, due to ongoing tax examinations, additional unrecognized tax benefits could arise that might change such estimates.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2002.

Note L – Income Taxes (Continued)

As of May 31, 2009, the Company had approximately $134.7 million of domestic federal net operating losses carryforwards (NOLC’s), $159.9 million of state and local NOLC’s and $0.8 million of foreign tax credit carryforwards. The majority of the federal and state and local NOL’s expire in the years 2021 through 2029 while the foreign tax credit carryforwards expire between 2010 and 2017. As a result of the Company’s history of losses and uncertainties associated with predicting future taxable income, the Company has a valuation allowance against its domestic net deferred tax assets due to the uncertainty of realization of such assets.

Note M – Restructuring and Severance

During the second quarter of 2009, the Company recorded $0.8 million of restructuring and severance costs for workforce reductions which was recognized by the Decorative Products segment. Employee headcount was reduced by 19 employees related to these actions.

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

Note N – Subsequent Event

On June 17, 2009, the Company’s Jeannette, Pennsylvania manufacturing facility experienced a flood. As a result of the flood, the facility incurred some property damage and business interruption. Business disruption has been minimized as production was transferred to the Company’s other manufacturing facilities and through a rapid cleanup and restoration of production capability at the Jeannette facility. The Company has insurance coverage for a significant portion of the expected loss and believes that any uninsured losses will not be material.

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

The Company has manufacturing facilities located in the United States, United Kingdom, China and Thailand.

The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, construction and refurbishment activities over the holidays.

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

Effective March 2009, the Company realigned product lines in its Decorative Products segment to integrate cross-functional business team structures. The Contract Interiors and Coated Fabrics lines were combined into the Commercial Wallcovering and Coated Fabrics product line and performance film products were moved from Coated Fabrics and combined with Laminates products into the Decorative Laminates and Performance Films product line. All prior period amounts have been reclassified to conform to current year presentation.

Key Indicators

Indicators

Key economic measures relevant to the Company include coated paper production, print advertising spending, U.S. commercial real estate and hotel occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes and forecasts of raw material pricing for certain petrochemical feed stocks. Key OEM industries which provide a general indication of demand drivers to the Company include paper, commercial and residential construction and refurbishment, furniture manufacturing and flooring manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products but the trend information does not necessarily directly correlate with demand levels in the markets which ultimately use the Company’s products.

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

Results of Operations for the Three and Six Months Ended May 31, 2009 Compared to the Three and Six Months Ended May 31, 2008

The Company’s net sales in the second quarter of 2009 were $161.3 million compared to $219.7 million in the second quarter of 2008. The Company’s Performance Chemicals business segment revenue decreased by 30.5% while the Decorative Products business segment revenue decreased 21.4%. Contributing to the sales decrease in 2009 were net volume declines of $37.5 million as a result of weak market conditions, lower pricing of $14.9 million as a result of declining raw material costs and unfavorable foreign exchange translation of $6.0 million.

The Company’s net sales in the first half of 2009 were $321.5 million compared to $410.3 million in the first half of 2008. The Company’s Performance Chemicals business segment revenue decreased by 25.6% while the Decorative Products business segment revenue decreased 15.8%. Contributing to the sales decrease in 2009 were volume declines of $85.7 million, unfavorable foreign exchange translation of $11.7 million and lower pricing of $3.8 million, partially offset by sales of $12.4 million from the Decorative Products Asian operations. The Decorative Products Asian operations were acquired in January 2008 and report to the company on a one month lag. Therefore, the first half of 2008 includes four months of consolidated sales while the first half of 2009 includes six months of consolidated sales.

Gross profit in the second quarter of 2009 was $40.0 million with a gross profit margin of 24.8% compared to gross profit of $33.8 million and a gross profit margin of 15.4% in the second quarter of 2008. The improved margin was primarily due to lower costs for raw materials and a reduction in manufacturing costs. Gross profit for the second quarter 2009 includes a pension plan curtailment charge of $0.7 million.

Gross profit in the first half of 2009 was $71.7 million with a gross profit margin of 22.3% compared to gross profit of $64.3 million and a gross profit margin of 15.7% in the first half of 2008. The improved margin was primarily due to lower costs for raw materials and a reduction in manufacturing and cost variances, partially offset by the pension plan curtailment charge.

Selling, general and administrative expense in the second quarter of 2009 was $25.7 million, or 15.9% of sales compared to $27.5 million, or 12.5% of net sales, in the second quarter of 2008. The decrease was primarily due to cost saving initiatives and a pension plan curtailment gain of $1.4 million.

Selling, general and administrative expense was $48.6 million, or 15.1% of sales in the first half of 2009 compared to $52.6 million, or 12.8% of net sales, in the first half of 2008. The decrease was primarily due to lower employee costs and other cost saving initiatives and the pension plan curtailment gain of $1.4 million. Included in the first half of 2008 is a gain of $0.6 million related to a settlement with an insurer.

Interest expense was $2.0 million and $3.5 million for the second quarters of 2009 and 2008, respectively and $4.2 million and $6.9 million for the first half of 2009 and 2008, respectively. The decrease in both the second quarter and first six months of 2009 was due to lower average debt levels and significantly lower average interest rates. Total debt at May 31, 2009 was $156.6 million, down $31.7 million from November 30, 2008.

Other expense was $0.2 million in the second quarter of 2009 compared to income of $0.7 million in the second quarter of 2008. Included in 2009 are asset write-offs of $0.7 million. Other expense was $0.2 million in the first half of 2009 compared to income of $1.2 million in the first half of 2008. The change is primarily due to the asset write-off of $0.7 million.

Income tax expense was $0.5 million in the second quarter of 2009 and $0.7 million in the first half of 2009, compared to $0.2 million in the second quarter of 2008 and $0.3 million in the first half of 2008. Income tax expense is primarily related to foreign income taxes. No domestic federal tax provision was provided in either the first six months of 2009 or 2008 due to the company’s net operating loss carryforwards. Valuation allowances have been provided for deferred tax assets in the U.S. and U.K. as a result of the Company’s prior losses. At present, the Company has $134.7 million of domestic federal net operating loss carryforwards that expire by 2025.

For the second quarter, the Company had net income of $5.1 million or $0.12 per diluted share in 2009 compared to a net loss of $3.1 million or $0.07 per diluted share in 2008. For the first six months, the Company had net income of $5.0 million or $0.12 per diluted share in 2009 compared to a net loss of $6.1 million or $0.14 per diluted share in 2008.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income taxes:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2009	2008	2009	2008
Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$52.0	$79.8	$113.9	$157.4
Specialty Chemicals	35.0	45.4	67.7	86.7

Total Performance Chemicals	$87.0	$125.2	$181.6	$244.1

Decorative Products
Commercial Wallcovering and Coated Fabrics	$52.0	$67.0	$101.5	$116.9
Decorative Laminates and Performance Films	22.3	27.5	38.4	49.3

Total Decorative Products	$74.3	$94.5	$139.9	$166.2

Consolidated Net Sales	$161.3	$219.7	$321.5	$410.3

Segment Gross Profit:
Performance Chemicals	$23.9	$12.7	$42.1	$25.8
Decorative Products	16.1	21.1	29.6	38.5

Consolidated Gross Profit	$40.0	$33.8	$71.7	$64.3

Segment Operating Profit:
Performance Chemicals	$11.4	$1.9	$19.2	$4.5
Decorative Products	.2	1.1	(2.7)	1.0
Interest expense	(2.0)	(3.5)	(4.2)	(6.9)
Corporate expense	(4.0)	(2.4)	(6.6)	(4.4)

Consolidated Income (Loss) Before Income Tax	$5.6	$(2.9)	$5.7	$(5.8)

Performance Chemicals

Performance Chemicals’ net sales decreased $38.2 million, or 30.5%, to $87.0 million in the second quarter of 2009 compared to $125.2 million in the second quarter of 2008. The decrease in sales was driven by lower volume of $20.8 million due to weak market conditions, a reduction of selling prices of $15.6 million as a result of lower raw material costs and unfavorable foreign exchange translation of $1.8 million. Net sales for the Paper and Carpet chemicals product line decreased to $52.0 million during the second quarter of 2009 compared to $79.8 million during the second quarter of 2008. Net sales for the Specialty Chemicals product line decreased to $35.0 million during the second quarter of 2009 compared to $45.4 million during the second quarter of 2008.

This segment generated an operating profit of $11.4 million and segment operating profit margin of 13.1% in the second quarter of 2009 compared to $1.9 million and segment operating margin of 1.5% in the second quarter of 2008. The increase in segment operating profit was due to lower raw material costs of $27.4 million and improved manufacturing and other costs of $0.8 million, partially offset by lower pricing of $15.6 million, a reduction in volumes of $4.5 million and asset write-offs of $0.7 million. Included in the second quarter of 2009 is a reduction of the LIFO inventory reserve of $2.4 million and a net pension plan curtailment charge of $0.3 million.

Performance Chemicals’ net sales decreased 25.6% to $181.6 million during the first half of 2009 compared to $244.1 million during the first half of 2008. The decrease in sales was driven by lower volumes of $52.8 million, a reduction in selling prices of $5.9 million and $3.8 million of unfavorable foreign exchange translation. Net sales for the Paper and Carpet chemicals product line decreased to $113.9 million during the first half of 2009 compared to $157.4 million during the first half of 2008. Net sales for the Specialty Chemicals product line decreased to $67.7 million during the first half of 2009 compared to $86.7 million during the first half of 2008.

This segment generated an operating profit of $19.2 million in the first half of 2009 compared to $4.5 million in the first half of 2008. The improvement in segment operating profit was due to a reduction in raw material costs of $26.9 million partially offset by lower volumes of $11.5 million, a reduction in selling prices of $5.9 million, asset write-offs of $0.7 million and favorable manufacturing and other costs of $1.3 million. Included in the first half of 2009 is a reduction of the LIFO inventory reserve of $5.0 million, a net pension plan curtailment charge of $0.3 million and restructuring and severance charges of $0.1 million.

Decorative Products

Decorative Products net sales decreased by 21.4% to $74.3 million in the second quarter of 2009 from $94.5 million in the second quarter of 2008 primarily due to lower volumes of $16.7 million and unfavorable foreign exchange translation of $4.2 million, partially offset by favorable pricing of $0.7 million. Commercial Wallcovering and Coated Fabrics net sales were $52.0 million during the second quarter of 2009 compared to $67.0 million in the second quarter of 2008. Net sales for the Decorative Laminates and Performance Films product line decreased to $22.3 million during the second quarter of 2009 compared to $27.5 million during the second quarter of 2008.

This segment generated operating profit of $0.2 million in the second quarter of 2009 compared to an operating profit of $1.1 million in the second quarter of 2008. The decrease was primarily due to lower volumes of $5.1 million, unfavorable manufacturing costs of $1.2 million and an increase in the LIFO inventory reserve of $0.1 million partially offset by lower raw material costs of $2.0 million, price increases of $0.7 million and improved profit at the Asian businesses of $2.9 million. The segment operating loss for 2009 also included restructuring and severance charges of $0.8 million due to workforce reductions and a pension plan curtailment gain of $0.7 million.

Decorative Products net sales decreased by 15.8% to $139.9 million in the first half of 2009 from $166.2 million in the first half of 2008 primarily due to lower volumes of $32.9 million and unfavorable foreign exchange translation of $7.9 million partially offset by $2.1 million of favorable pricing. The first six months of 2008 includes four months of consolidated sales from the Asian businesses, which were acquired in January 2008, while the first half of 2009 includes six months of consolidated sales. The additional two months of 2009 sales amounted to $12.4 million. Commercial Wallcovering and Coated Fabrics net sales were $101.5 million during the first half of 2009 compared to $116.9 million in the first half of 2008. Net sales for the Decorative Laminates and Performance Films product line decreased to $38.4 million during the first half of 2009 compared to $49.3 million during the first half of 2008.

The segment operating loss was $2.7 million for the first half of 2009 compared to operating profit of $1.0 million for the first half of 2008. The decrease was primarily due to lower volumes of $9.4 million and unfavorable manufacturing costs of $2.6 million partially offset by a reduction in raw material costs of $3.2 million, improved profit on Asian businesses of $3.8 million and higher pricing of $2.1 million. The segment operating profit for 2009 also included restructuring and severance charges of $1.5 million due to workforce reductions and a pension plan curtailment gain of $0.7 million.

Interest, Corporate and Taxes

Interest expense decreased to $2.0 million during the second quarter of 2009 from $3.5 million in the second quarter of 2008. Interest expense for the first half of 2009 decreased to $4.2 million from $6.9 million in the first half of 2008. The decrease is due to lower average interest rates and a reduction of average debt levels.

Corporate expenses were $4.0 million in the second quarter of 2009 compared to $2.4 million in the second quarter of 2008. For the first six months, corporate expenses were $6.6 million in 2009 compared to $4.4 million in 2008. The change in 2009 is primarily due to higher non-cash compensation expense as a result of the increase in the Company’s stock price and the achievement of certain operating results metrics. Included in the first half of 2008 is a gain of $0.4 million related to a settlement with an insurer. Included in the first half of 2009 are restructuring and severance expenses of $0.1 million and a pension plan curtailment gain of $0.3 million.

The Company recorded tax expense of $0.5 million in the second quarter of 2009 and $0.2 million in the second quarter of 2008. The Company recorded tax expense of $0.7 million in the first half of 2009 and $0.3 million in the first half of 2008. The tax expense recorded in both 2009 and 2008 was primarily due to foreign taxes.

Pension Matters

Effective December 1, 2008, the Company adopted the measurement provisions of SFAS No. 158, which requires that assets and obligations of defined benefit and other post-retirement plans be measured as of the year-end balance sheet date. As a result, the Company will move its measurement date from August 31, 2009 to November 30, 2009. The Company’s net periodic cost (income) during 2009 for its plans is estimated based on the August 31, 2008 measurement, as prescribed by SFAS No. 158.

Based on current pension asset performance, interest rate, discount rate assumptions and credit balance, the Company does not anticipate making cash contributions to the pension fund during fiscal 2009. However, based on current estimates for asset balances and discount rates at November 30, 2009, the Company expects to begin making significant cash contributions to the pension fund in 2010.

During the second quarter of 2009, with an effective date of June 1, 2009 for salaried employees and August 1, 2009 for its Mogadore, Ohio union employees, the Company suspended the accrual of future service benefits under its Consolidated Pension Plan. All benefits earned by affected employees through the effective dates are or will become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document. As a result, the Company recognized a net curtailment gain of $0.7 million. As required under SFAS No. 158, the Company will perform a measurement of the Plan’s assets and liabilities as of June 1, 2009. As a result of the remeasurement, the Company estimates that it will recognize an increase to pension plan liabilities of $54.0 million with a corresponding reduction in equity. Additionally, the Company estimates that pension expense will decrease by approximately $0.8 million for the second half of 2009.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Six Months Ended May 31,
(Dollars in millions)	2009	2008	Change
Cash provided by (used in) operating activities	$39.3	$(14.7)	$54.0
Cash (used in) provided by investing activities	$(3.1)	$(31.9)	$28.8
Cash (used in) provided by financing activities	$(31.5)	$44.6	$(76.1)
Increase in cash and cash equivalents	$6.3	$.5	$5.8

Cash provided by operating activities was $39.3 million in the first half of 2009, compared to cash used of $14.7 million in the first half of 2008. The increase in 2009 was primarily due to a decrease in working capital, including inventories and receivables, and the Company’s improved operating results. During the first six months of 2009, receivables decreased $25.2 million and inventories decreased $10.8 million, primarily due to lower volumes and raw material costs. Days Sales Outstanding (“DSO”) were 50.1 days at May 31, 2009 compared to 46.0 days at May 31, 2008. The increase was primarily due to extended terms provided to customers.

         In the first half of 2009, $3.1 million was used for investing activities, as compared to $31.9 million in the first half of 2008. Included in the first half of 2008 is the acquisition of the Decorative Products Asian businesses for $28.0 million which was funded through borrowings under the revolving credit facility. The first half of 2009 includes $3.1 million for capital expenditures compared to $6.9 million in the first half of 2008. Capital expenditures are made for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the remainder of the year. If necessary, a portion of capital expenditures can be funded through borrowings under its credit facility, which has $46.4 million available for future borrowings as of May 31, 2009.

Cash used in financing activities in the first half of 2009 of $31.5 million was primarily related to repayments of debt under the revolving credit facility. Cash provided by financing activities in the first half of 2008 was $44.6 million which was primarily related to borrowings under the revolving credit facility used to fund the purchase of the Decorative Products Asian businesses and seasonal working capital usage. Total debt of $156.6 million at May 31, 2009 decreased $31.7 million compared to the November 30, 2008 balance of $188.3 million.

Long-Term Debt

The Company’s long-term debt consists of the following:

(Dollars in millions)	May 31, 2009	November 30, 2008
Senior Revolving Credit Facility (interest at 1.7%)	$9.1	$39.7
Term Loan B (interest at 3.0% - 7.7%)	143.1	143.9

	152.2	183.6
Less: current portion	(1.5)	(1.5)

Total long-term debt	$150.7	$182.1

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At May 31, 2009, the Company was in compliance with this requirement with a ratio of 2.8 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on the senior secured leverage ratio, as defined in the Term Loan, provided certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of May 31, 2009.

On May 31, 2007, as required under the Term Loan, the Company entered into a five year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counterparty a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including the applicable margin of the Term Loan of 2.5%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. As of May 31, 2009 and November 30, 2008, the unrealized loss of the swap was $4.1 million and $3.7 million, respectively.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable and inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. The Company was in compliance with this requirement and the fixed charge coverage ratio was 3.3 to 1 for the first half of 2009. The Company may request an additional increase in available borrowings under the Facility of up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at May 31, 2009. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at May 31, 2009.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at May 31, 2009.

At May 31, 2009, the Company had $63.7 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At May 31, 2009, outstanding letters of credit were $3.1 million, the interest rate swap reserve was $5.1 million, amounts borrowed under the Facility were $9.1 million and the amount available for borrowing under the Facility was $46.4 million.

Subsequent Event

On June 17, 2009, the Company’s Jeannette, Pennsylvania manufacturing facility experienced a flood. As a result of the flood, the facility incurred some property damage and business interruption. Business disruption has been minimized as production was transferred to the Company’s other manufacturing facilities and through a rapid cleanup and restoration of production capability at the Jeannette facility. The Company has insurance coverage for a significant portion of the expected loss and believes that any uninsured losses will not be material.

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

Except as described under Pension Matters, information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended November 30, 2008, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2009 reflects an accrual for environmental remediation of $0.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs 2,412 employees at offices, plants and other facilities located principally throughout the United States, United Kingdom, China and Thailand. The Company believes its relationship with employees is good. Approximately 17% or 416 of the Company’s employees are covered by collective bargaining agreements in the United States. In May 2009, the Company and its Mogadore, Ohio employee members of Local 419-C United Food and Commercial Workers Union agreed to a new three year contract. No other labor contracts expire during 2009. The Company has reduced its global employment by 8% since December 1, 2008, and 12% since May 31, 2008.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised 2007) replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, requires fair value of assets acquired and liabilities assumed to be measured at the acquisition date and requires the expensing of acquisition related costs as incurred. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This statement requires non-controlling interests to be classified as equity in the balance sheet. The income and comprehensive income attributed to the non-controlling interest, if any, is to be included in income and comprehensive income of the consolidating entity. This statement is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In December 2008, FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets.” This Staff Position requires enhanced disclosures about an employers’ defined benefit pension or other postretirement plans including disclosures of an employers’ investment policies and strategies, categories of plan assets, fair value of plan assets and concentrations of risk in plan assets. This Staff Position is effective for years ending after December 15, 2009. The adoption of this staff position is not expected to have a material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires that the fair value of all financial assets and financial liabilities for which it is practicable to estimate fair value and are within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” be disclosed for interim and annual periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP SFAS 157-4 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the financial statements of the Company.

In May, 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 prescribes the period after the balance sheet date during which management should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the required disclosures an entity should make about transactions or events occurring after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” concerning trends, expectations, estimates, forecasts and projections relating to the Company and its business, industries, markets, products, results of operations, financial condition, accounting policies and management judgments, among other things. These statements are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may generally be identified by the use of forward-looking terms such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “will,” “would,” “could,” and similar expressions or phrases that identify forward-looking statements.

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

Factors that may cause actual results to differ materially from expected results include, among others:

•	Economic trends affecting the economy in general and/or the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Product substitution and/or demand destruction due to product technology, performance or cost disadvantages;

•	Customer and/or competitor consolidation;

•	Customer bankruptcy;

•	Ability to successfully develop and commercialize new products;

•	Increased imports into and offshoring production from North America;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Unexpected or partial suspension of plant operations;

•	The Company’s strategic alliance, joint venture and acquisition activities;

•	Acts of war or terrorism, accidents, natural disasters, acts of God including fires, floods, explosions and releases of hazardous substances;

•	Stock price volatility;

•	Governmental legislative and regulatory changes, including changes impacting environmental compliance;

•	Compliance with extensive environmental, health and safety laws and regulations;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including political unrest and fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Meeting required pension plan funding obligations;

•	Infringement or loss of the Company’s intellectual property;

•

Litigation and claims against the Company related to products, services, contracts, employment, environmental safety, intellectual property and other matters arising out of the Company’s business and adverse litigation judgments or settlements, absence of or inadequacy of insurance coverage for litigation, judgments, settlements or other losses;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Loan covenant default arising from substantial debt and leverage and the inability to service that debt, including increases in applicable short or long-term borrowing rates; and

•	Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2008.

All written and verbal forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risk factors and cautionary statements contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 and herein. Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation, and specifically declines any obligation, other than imposed by law, to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note E to the Unaudited Consolidated Financial Statements, the Company’s domestic and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $143.1 million and $9.1 million, respectively, as of May 31, 2009. Non-domestic borrowings with banks were $4.0 million as of May 31, 2009. The Company has one fixed rate interest rate swap agreement for $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 5.23% plus the applicable margin of 2.5%. The fair value of the swap was a loss of $4.1 million as of May 31, 2009. The weighted average effective interest rate of the Company’s outstanding debt was 4.6% as of May 31, 2009. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $1.6 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business and the Asian coated fabrics business. The Company has an accumulated loss of $4.9 million as of May 31, 2009, which is included in accumulated other comprehensive loss. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2009, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended May 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, the Company is subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property and other subjects arising out of the Company’s business. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, if there is an unfavorable resolution of a matter, there could be a material adverse effect on the financial condition, results of operations or liquidity of the Company depending on the amount of such resolution in comparison to the Company’s financial condition, results of operations and liquidity in the period in which such resolution occurs. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or liquidity of the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2008. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations or liquidity. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on March 18, 2009, holders of OMNOVA Solutions Common Stock elected Kevin M. McMullen, Larry B. Porcellato and Robert A. Stefanko as directors to serve three-year terms expiring in 2012.

Shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

Following are the final results of the votes cast:

a)	Election of Directors:

	For	Withheld
Kevin M. McMullen	30,644,140	8,609,709
Larry B. Porcellato	30,685,122	8,568,727
Robert A. Stefanko	30,675,967	8,577,882

b)	Ratification of the appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm:

For: 39,107,868	Against: 63,699	Abstain: 82,312	Broker Non-Votes: 4,588,641

Item 6.	Exhibits

a)	Exhibits

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date: July 2, 2009	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 2, 2009	By	/s/ James C. LeMay
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