Form 10-Q
period 2009-08-31
OMNOVA SOLUTIONS INC
filed 2009-10-07
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2009

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

At August 31, 2009, there were 44,397,086 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1.	Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008

Net Sales	$186.1	$239.5	$507.6	$649.8
Cost of products sold	142.1	200.4	391.9	546.5

Gross Profit	44.0	39.1	115.7	103.3

Selling, general and administrative	25.7	26.7	74.3	79.2
Depreciation and amortization	5.9	6.2	17.2	18.0
Restructuring and severance	.3	.4	2.0	.4
Interest expense	2.0	3.0	6.2	9.9
Other (income) expense, net	.1	(.5)	.3	(1.7)

	34.0	35.8	100.0	105.8

Income (loss) before income taxes	10.0	3.3	15.7	(2.5)
Income tax expense (benefit)	(.1)	.2	.6	.5

Net Income (Loss)	$10.1	$3.1	$15.1	$(3.0)

Basic and Diluted Income (Loss) Per Share
Net Income (Loss) Per Share	$.23	$.07	$.35	$(.07)

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Financial Position

(Dollars in Millions, Except Per Share Amounts)

	August 31, 2009	November 30, 2008
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$29.6	$17.4
Accounts receivable, net	101.3	118.3
Inventories	40.5	46.1
Deferred income taxes	—	1.5
Prepaid expenses and other	3.1	4.5

Total Current Assets	174.5	187.8

Property, plant and equipment	519.6	514.3
Accumulated depreciation	(376.9)	(360.6)

	142.7	153.7
Trademarks and other intangible assets, net	4.7	5.5
Deferred income taxes	1.0	—
Other assets	3.6	4.6

Total Assets	$326.5	$351.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$3.4	$6.2
Accounts payable	70.5	68.1
Accrued payroll and personal property taxes	13.1	13.0
Employee benefit obligations	3.2	3.2
Deferred income taxes	1.0	—
Other current liabilities	2.3	3.4

Total Current Liabilities	93.5	93.9

Long-term debt	141.2	182.1
Postretirement benefits other than pensions	8.7	9.3
Pension liabilities	67.3	13.0
Deferred income taxes	1.0	2.3
Other liabilities	14.3	14.4

Total Liabilities	326.0	315.0

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 44.5 million shares issued as of August 31, 2009 and 43.9 million shares issued as of November 30, 2008	4.4	4.4
Additional contributed capital	313.3	311.8
Retained deficit	(230.3)	(245.4)
Treasury stock at cost; .1 million shares as of August 31, 2009 and November 30, 2008	(.4)	(.6)
Accumulated other comprehensive loss	(86.5)	(33.6)

Total Shareholders’ Equity	.5	36.6

Total Liabilities and Shareholders’ Equity	$326.5	$351.6

See notes to the unaudited interim consolidated financial statements.

4

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Nine Months Ended August 31,
	2009	2008
Operating Activities
Net income (loss)	$15.1	$(3.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings in affiliates	—	(.2)
Depreciation and amortization	17.2	18.0
Loss on disposal of fixed assets	.7	.4
Restructuring and severance	2.0	—
Non-cash stock compensation expense	1.0	.8
Net reduction of inventory and LIFO reserves	(4.1)	(.4)
Other	.9	(1.1)
Changes in operating assets and liabilities:
Current assets	27.0	(25.4)
Current liabilities	(1.1)	7.8
Other non-current assets	1.3	1.0
Other non-current liabilities	(2.0)	(4.8)

Net Cash Provided By (Used In) Operating Activities	58.0	(6.9)

Investing Activities
Capital expenditures	(5.4)	(11.1)
Acquisitions of businesses, less cash acquired	—	(25.2)
Proceeds from insurance settlements	.8	—
Proceeds from asset disposals	.1	—

Net Cash Used In Investing Activities	(4.5)	(36.3)

Financing Activities
Proceeds from borrowings	369.9	549.4
Repayment of debt obligations	(410.8)	(499.7)
Short-term debt (payments), net	(2.8)	(2.8)
Other	.4	(.3)

Net Cash (Used In) Provided By Financing Activities	(43.3)	46.6
Effect of exchange rate changes on cash	2.0	.4

Net Increase In Cash And Cash Equivalents	12.2	3.8
Cash and cash equivalents at beginning of period	17.4	12.6

Cash And Cash Equivalents At End Of Period	$29.6	$16.4

Supplemental Cash Flow Information
Cash paid for:
Interest	$5.8	$9.2
Income taxes	$.9	$.6

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009

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

Prior to August 1, 2009, the Company’s Decorative Products Asian subsidiaries’ results of operations were included in the Company’s consolidated financial statements on a one-month delay in order to facilitate timely reporting and consolidation. As a result of process improvements during the third quarter of 2009, this one-month delay was eliminated as it was no longer required in order to achieve timely consolidation. The Company believes that this change is preferable as it includes the results of the Asian businesses on a current basis. In accordance with EITF 06-9, “Reporting a Change in (or Elimination of) a previously Existing Difference between the Fiscal Year-End of a Parent company and That of a consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee,” a change to eliminate the previously existing reporting lag is considered a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” The Company has not retrospectively applied this change in accounting principle to prior periods since its impact to the consolidated balance sheets and related statements of operations and cash flows was immaterial for all periods. As a result of this change, the Company recognized additional net sales and net income of $8.0 million and $0.2 million, respectively, in the third quarter of 2009.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Note A – Basis of Presentation (Continued)

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

We have evaluated all subsequent events from the date of the balance sheet through October 7, 2009, which represents the date these financial statements are being filed with the SEC. There were no material events or transactions occurring during this subsequent event reporting period which requires recognition or disclosure in the financial statements.

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

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This staff position requires enhanced disclosures about an employers’ defined benefit pension or other post-retirement plans including disclosures of an employers’ investment policies and strategies, categories of plan assets, fair value of plan assets and concentrations of risk in plan assets. This staff position is effective for years ending after December 15, 2009. The adoption of this staff position is not expected to have a material impact on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 prescribes the period after the balance sheet during which management should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the required disclosures an entity should make about transactions or events occurring after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied to non-governmental entities in preparation of financial statements in conformity with U.S. generally accepted accounting principals. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will impact disclosures made in the notes to the Company’s financial statements, but will not have a financial impact.

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

The transaction was accounted for as a purchase. The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008 and as disclosed in Note A, prior to August 1, 2009 were reported on a one-month delay. The year to date consolidated results of operations for 2008 include the results of operations and cash flows for CPD, CGO and Taicang on the equity method for two months and full consolidation for seven months.

If the acquisition of CPD, CGO and Taicang had occurred on December 1, 2007, the Company’s proforma results would have been as follows:

Nine Months Ended August 31, 2008

Revenues	$668.5
Net loss	(3.4)
Basic and diluted loss per share	(.08)

Note C – Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At August 31, 2009, there were no significant concentrations of credit risk. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable. The Company has one customer that represented 10.4% and 8.2% of net trade receivables at August 31, 2009 and November 30, 2008, respectively.

Foreign Currency Risk

The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the GB Pound Sterling, Euro, Thai Baht and Chinese Yuan.

Note C – Fair Value Measurements (Continued)

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The use of these contracts minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $2.7 million as of August 31, 2009. These forward exchange contracts are not designated as hedging instruments under SFAS No. 133.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates, which approximate market interest rates. The Company has one interest rate swap with a notional amount of $50 million to convert a portion of its Term Loan from variable to fixed rates. The valuation of this swap is determined using the three month LIBOR index and the market rates for interest rate swaps with similar cash flows and consideration of non-performance risk. This interest rate swap is designated as a cash flow hedge.

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

As of August 31, 2009 and November 30, 2008, recognized in other liabilities were the fair values of the Company’s interest rate swap of $3.9 million and $3.7 million, respectively, with a corresponding reduction recognized in AOCI. There was no ineffectiveness on the interest rate swap during the third quarter or first nine months of 2009. To the extent the Company holds the interest rate swap, the corresponding liability is expected to be reduced to zero at maturity.

As of August 31, 2009 and November 30, 2008, the fair value of the Company’s foreign exchange contracts was less than $0.1 million and was recognized in other current assets. Gains and losses on these contracts are recognized in other income and were immaterial during the third quarters and first nine months of 2009 and 2008.

The Company does not enter into derivative instruments for trading or speculative purposes.

Fair Value Measurements

The following financial liabilities were measured at fair value on a recurring basis during the three months ended August 31, 2009:

	Fair Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap	$3.9	$—	$3.9	$—

Total liabilities	$3.9	$—	$3.9	$—

Note C – Fair Value Measurements (Continued)

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

Note D – Inventories

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (“LIFO”) method represented approximately 67% and 62% of inventories at August 31, 2009 and November 30, 2008, respectively. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method.

	August 31, 2009	November 30, 2008

Raw materials and supplies	$28.7	$29.3
Work-in-process	4.1	3.9
Finished products	43.6	52.8

Acquired cost of inventories	76.4	86.0
Excess of acquired cost over LIFO cost	(27.9)	(32.7)
Obsolescence reserves	(8.0)	(7.2)

Inventories	$40.5	$46.1

Due to anticipated reductions in prices and quantities, the Company expects to recognize a reduction in its LIFO reserve of $6.1 million for 2009 and accordingly, recognized a charge of $0.4 million in the third quarter of 2009 and a gain of $4.6 million in the first nine months of 2009.

Note E –Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	August 31, 2009	November 30, 2008

Term Loan B – current portion	$1.5	$1.5
Foreign subsidiaries borrowings (interest at 5.84% - 7.84%)	1.8	4.7
Other	.1	—

Total	$3.4	$6.2

Certain foreign subsidiaries’ borrowings are secured by equipment and land use rights of the foreign subsidiaries. In addition, the Company has additional foreign credit facilities of $2.3 million, which were unused as of August 31, 2009 and November 30, 2008, and a facility for the issuance of letters of credit of $4.3 million.

Note E – Debt and Credit Lines (Continued)

The Company’s long-term debt consists of the following:

	August 31, 2009	November 30, 2008

Senior Revolving Credit Facility (interest at 1.6% - 3.3%)	$—	$39.7
Term Loan B (interest at 2.8% - 7.7%)	142.7	143.9

	142.7	183.6
Less: current portion	(1.5)	(1.5)

Total long-term debt	$141.2	$182.1

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At August 31, 2009, the Company was in compliance with this requirement with a ratio of 2.3 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of August 31, 2009.

On May 31, 2007, as required under the Term Loan, the Company entered into a five year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counterparty a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including an applicable margin of the Term Loan of 2.5%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same LIBOR base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. The fair value of the unrealized loss of the interest rate swap was $3.9 million and $3.7 million as of August 31, 2009 and November 30, 2008, respectively.

In connection with the Term Loan, on May 22, 2007, the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable and inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base including a reserve, as calculated by the Lenders, for the Company’s interest rate swap (“interest rate swap reserve”). The interest rate swap reserve was $4.7 million as of August 31, 2009. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a

Note E – Debt and Credit Lines (Continued)

$10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $20 million and was $50.7 million during the third quarter of 2009. The Company may request an additional increase in available borrowings under the Facility of an amount up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at August 31, 2009. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at August 31, 2009. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at August 31, 2009.

The effective interest rate on the Company’s debt was 4.6% during the third quarter of 2009, compared to 5.5% in the third quarter of 2008.

At August 31, 2009, the Company had $73.3 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At August 31, 2009, outstanding letters of credit were $3.0 million, the interest rate swap reserve was $4.7 million, as determined by the Lender, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $65.6 million.

Note F – Income (Loss) Per Share

The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted income (loss) per share and the computation of basic and diluted income (loss) per share:

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Numerator
Net income (loss)	$10.1	$3.1	$15.1	$(3.0)

Denominator
Denominator for basic earnings per share – weighted average shares outstanding	42.9	43.3	42.8	42.9
Effect of dilutive securities	.6	.1	.2	—

Denominator for dilutive earnings per share – adjusted weighted average shares and assumed conversions	43.5	43.4	43.0	42.9

Basic and Diluted Income (Loss) Per Share
Net income (loss) per share	$.23	$.07	$.35	$(.07)

Options to purchase common stock and unvested restricted stock of the Company totaling 2.8 million and 4.3 million shares during the third quarter and first nine months of 2009, respectively, and 4.3 million and 4.4 million for the third quarter and first nine months of 2008, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of August 31, 2009, approximately 0.6 million shares of Company common stock remained available for grants under the Plan.

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

During the first nine months of 2009, 1,000 stock options were issued and 684,225 stock options expired or were forfeited.

Restricted stock grants consist of the Company’s common stock. The Board has set a three year vesting period for most of the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first nine months of 2009, 610,550 restricted shares were issued, 262,881 restricted shares vested and 30,600 restricted shares were forfeited.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.4 million and $0.2 million during the third quarters of 2009 and 2008, respectively, and $1.0 million and $0.8 million during the first nine months of 2009 and 2008, respectively.

As of August 31, 2009, there was $2.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note H – Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Net income (loss)	$10.1	$3.1	$15.1	$(3.0)
Unrecognized gain (loss) on interest rate swap	.2	(.3)	(.2)	(.2)
Foreign currency translation (loss) gain	1.6	(4.3)	1.5	(5.2)
Defined benefit pension plans:
Amortization of net prior service (credit) cost	(.1)	.1	.1	.3
Amortization of net gain (loss)	(.1)	.1	(.7)	1.2
Remeasurement and Curtailment	(53.0)	—	(53.7)	—

Comprehensive loss	$(41.3)	$(1.3)	$(37.9)	$(6.9)

Note I – Employee Benefit Plans

During the second quarter of 2009, with an effective date of June 1, 2009 for salaried and non-union hourly employees and August 1, 2009 for its Mogadore, Ohio union employees, the Company suspended the accrual of future service benefits under its Consolidated Pension Plan. All benefits earned by affected employees through the effective dates have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document. As a result, in the second quarter of 2009, the Company recognized a net curtailment gain of $0.7 million for which Performance Chemicals recognized expense of $0.3 million while Decorative Products recognized a benefit of $0.7 million and Corporate recognized a benefit of $0.3 million. Due to the curtailment, as required under SFAS No. 158, the Company performed a measurement of the Plan’s assets and liabilities as of June 1, 2009. As a result of the remeasurement, the Company recognized a net non-cash adjustment increasing its pension liabilities and decreasing Accumulated Other Comprehensive Income by $53.0 million. Additionally, the Company estimates that pension expense will decrease by approximately $0.8 million for the second half of 2009.

The following table sets forth the components of net periodic benefit costs for the Company’s U.S. retirement programs:

	Pension Plans		Health Care Plans
	2009	2008	2009	2008
Three months ended August 31, 2009 and 2008
Service costs	$.4	$1.1	$—	$—
Interest costs	3.4	3.3	.2	.2
Expected return on assets	(3.8)	(4.0)	—	—
Amortization of net loss (gain)	.6	.7	(.6)	(.6)
Amortization of prior service costs	.1	.2	(.1)	(.1)

Net periodic cost (credit)	$.7	$1.3	$(.5)	$(.5)

	Pension Plans		Health Care Plans
	2009	2008	2009	2008
Nine months ended August 31, 2009 and 2008
Service costs	$2.5	$3.2	$—	$—
Interest costs	10.6	10.0	.6	.6
Expected return on assets	(11.8)	(12.0)	—	—
Amortization of net loss (gain)	1.1	2.1	(1.7)	(1.7)
Amortization of prior service costs (credits)	.5	.6	(.3)	(.3)
Curtailment gain	(.7)	—	—	—

Net periodic cost (credit)	$2.2	$3.9	$(1.4)	$(1.4)

Note I – Employee Benefit Plans (Continued)

Based on current estimates of pension asset performance, interest rates, discount rate assumptions and credit balance, the Company anticipates it will be required, under the Pension Protection Act of 2006, to make a contribution to its Pension Plan in the range of $5.0 million to $8.0 million in 2010.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made with cash or company stock. The Company suspended the Company match provisions of this plan between November 7, 2008 and August 14, 2009 for all salaried employees. The cost of this plan was $0.3 million and $0.5 million for the three months ended August 31, 2009 and 2008, respectively, and $0.7 million and $1.3 million for the nine months ended August 31, 2009 and 2008, respectively.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.1 million and $0.2 million for each of the three months ended August 31, 2009 and 2008, and $0.4 million and $0.6 million for each of the nine month periods ended August 31, 2009 and 2008, respectively.

Note J – Contingencies

From time to time, the Company is subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property and other matters. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, if there is an unfavorable resolution of a matter, there could be a material adverse effect on the financial condition, results of operations or liquidity of the Company depending on the amount of such resolution in comparison to the Company’s financial condition, results of operations and liquidity in the period in which such resolution occurs. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

Note K – Business Segment Information (Continued)

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. For the paper industry, the Company’s products are used for paper coatings used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. For the carpet industry, the Company’s products are used as binders to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as diaper and hygiene components, engine filters, resilient flooring underlay, roofing mat, shoe components and household scrub pads), floor polish, paper tape, adhesives, tire cord, textiles, construction oil drilling and plastic part coatings.

The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, recreational vehicles, manufactured housing, medical and health care products and a variety of industrial film applications.

The Decorative Products segment consists of two product lines. The Commercial Wallcovering and Coated Fabrics product line includes wallcovering and upholstery used in refurbishment and new construction applications for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, automotive, soft top covers and health care products. The Decorative Laminates and Performance Films product line includes laminates and films for kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display, home furnishings, consumer electronics, pool liners, medical and health care products and a variety of industrial film applications.

Effective March 2009, the Company realigned product lines in its Decorative Products segment to integrate cross-functional business team structures. The Contract Interiors and Coated Fabrics lines were combined into the Commercial Wallcovering and Coated Fabrics product line and performance film products were moved from Coated Fabrics and combined with Laminates products into the Decorative Laminates and Performance Films product line. All prior period amounts have been reclassified to conform to current year

The Company’s operations are located primarily in the United States, United Kingdom, China and Thailand. No customer accounted for more than 10% of consolidated net sales during the first nine months of 2009.

Segment operating profit represents net sales less applicable costs, expenses and any provisions for restructuring and severance costs and asset write-offs. However, management excludes restructuring and severance costs and asset write-offs when evaluating the results and allocating resources to the segments.

Segment operating profit excludes unallocated corporate headquarters expenses, interest expense, income taxes and any provisions for corporate headquarters restructuring and severance. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries and benefits, rent, travel and entertainment expenses, depreciation, utility costs and outside services.

Note K – Business Segment Information (Continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income (loss) before income taxes.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$64.5	$94.2	$178.4	$251.6
Specialty Chemicals	39.9	51.3	107.6	138.0

Total Performance Chemicals	$104.4	$145.5	$286.0	$389.6

Decorative Products
Commercial Wallcovering and Coated Fabrics	$58.5	$70.2	$160.0	$187.1
Decorative Laminates and Performance Films	23.2	23.8	61.6	73.1

Total Decorative Products	$81.7	$94.0	$221.6	$260.2

Consolidated Net Sales	$186.1	$239.5	$507.6	$649.8

Segment Operating Profit
Performance Chemicals	$14.8	$10.5	$34.0	$15.0
Decorative Products	.6	(2.2)	(2.0)	(1.2)

Total Segment Operating Profit	15.4	8.3	32.0	13.8
Interest expense	(2.0)	(3.0)	(6.2)	(9.9)
Corporate expense	(3.4)	(2.0)	(10.1)	(6.4)

Consolidated Income (Loss) Before Income Taxes	$10.0	$3.3	$15.7	$(2.5)

Note L – Income Taxes

The Company recorded an income tax benefit of $0.1 million and expense of $0.2 million during the third quarters of 2009 and 2008, respectively. The third quarter of 2009 includes a benefit of $0.3 million related to the reversal of a previously recorded uncertain tax position in Thailand, partially offset by foreign, federal alternative minimum tax and state income tax expense of $0.2 million. Income tax expense in the first nine months of 2009 and 2008 was $0.6 million and $0.5 million, respectively. The Company’s effective tax rate of 3.9% in 2009 is lower than its statutory rate primarily due to utilization of the Company’s net loss carryforwards.

At August 31, 2009, the total unrecognized tax benefits were $7.7 million, which included $1.1 million of penalties and interest. Of the total, $1.3 million would, if recognized, impact the Company’s effective tax rate. At November 30, 2008, the total unrecognized tax benefits were $8.4 million, which included $1.3 million of penalties and interest.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2004.

As of August 31, 2009, the Company had approximately $146.6 million of domestic federal net operating loss carryforwards (NOLC’s), $158.1 million of state and local NOLC’s and $0.8 million of foreign tax credit carryforwards. The majority of the federal, state and local NOL’s expire in the years 2021 through 2029 while the foreign tax credit carryforwards expire between 2010 and 2017. As a result of the Company’s history of losses and uncertainties associated with predicting future taxable income, the Company has a valuation allowance against its domestic net deferred tax assets due to the uncertainty of realization of such assets.

Note M – Restructuring and Severance

During the third quarter of 2009, the Company’s Decorative Products segment recognized $0.3 million of restructuring and severance costs for workforce reductions. Employee headcount was reduced by 13 employees related to these actions.

During the second quarter of 2009, the Company recorded $0.8 million of restructuring and severance costs for workforce reductions, which was recognized by the Decorative Products segment. Employee headcount was reduced by 19 employees related to these actions.

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

Note N – Other Expenses

In June 2009, the Company’s Jeannette, Pennsylvania manufacturing facility experienced a flood. As a result of the flood, the facility incurred some property damage and business interruption. Business disruption was minimized as certain production was transferred to the Company’s other manufacturing facilities and cleanup and restoration of the production capability at the Jeannette facility was completed within 15 days. Included in other income (expense), net are flood-related costs of $0.6 million, net of estimated insurance proceeds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Note K to the Company’s Consolidated Interim Financial Statements, the Company operates in two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, adhesives, paper tape, tire cord, floor polish, textiles, graphic arts, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated and performance fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, recreational vehicles, manufactured housing, medical and health care products and a variety of industrial film applications.

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

Results of Operations for the Three and Nine Months Ended August 31, 2009 Compared to the Three and Nine Months Ended August 31, 2008

The Company’s net sales in the third quarter of 2009 were $186.1 million compared to $239.5 million in the third quarter of 2008. The Company’s Performance Chemicals business segment revenue decreased by 28.2%, while the Decorative Products business segment revenue decreased 13.1%. Included in the third quarter 2009 results are four months of financial results for the Decorative Products Asian businesses which were previously reported on a one-month lag, but are consolidated on a current basis beginning with the third quarter of 2009. This resulted in additional sales and segment operating profit of $8.0 million and $0.2 million, respectively. Contributing to the sales decrease in 2009 were net volume declines of $23.3 million as a result of weak market conditions, lower pricing of $34.8 million as a result of lower raw material costs and unfavorable foreign exchange translation of $3.3 million, partially offset by the Decorative Products Asian sales mentioned above.

The Company’s net sales in the first nine months of 2009 were $507.6 million compared to $649.8 million in the first nine months of 2008. The Company’s Performance Chemicals business segment revenue decreased by 26.6% while the Decorative Products business segment revenue decreased 14.8%. Contributing to the sales decrease in 2009 were volume declines of $109.0 million, lower pricing of $38.6 million and unfavorable foreign exchange translation of $15.0 million, which were partially offset by additional sales of $20.4 million from the Decorative Products Asian operations. The Decorative Products Asian operations were acquired on December 31, 2007. Net sales in the first nine months of 2009 includes ten months from the Decorative Products Asian operations as compared to the first nine months in 2008, which includes seven months.

Gross profit in the third quarter of 2009 was $44.0 million with a gross profit margin of 23.6% compared to gross profit of $39.1 million and a gross profit margin of 16.3% in the third quarter of 2008. The improved margin was primarily due to lower costs for raw materials and a reduction in manufacturing costs as a result of cost reduction initiatives and lower volumes.

Gross profit in the first nine months of 2009 was $115.7 million with a gross profit margin of 22.8% compared to gross profit of $103.3 million and a gross profit margin of 15.9% in the first nine months of 2008. The improved margin was primarily due to lower costs for raw materials and a reduction in manufacturing and cost variances as a result of cost reduction initiatives and lower volume. The Company expects volumes to improve gradually over the next four quarters. Included in gross profit for the first nine months of 2009 is a pension plan curtailment charge of $0.7 million.

Selling, general and administrative expense in the third quarter of 2009 was $25.7 million, or 13.8% of sales compared to $26.7 million, or 11.1% of net sales, in the third quarter of 2008. The decrease was primarily due to lower employee expenses and cost saving initiatives.

Selling, general and administrative expense was $74.3 million, or 14.6% of sales in the first nine months of 2009 compared to $79.2 million, or 12.2% of net sales, in the first nine months of 2008. The decrease was primarily due to lower employee costs, lower advertising expense and other cost saving initiatives and a pension plan curtailment gain of $1.4 million. Included in the first nine months of 2008 is a gain of $0.6 million related to a settlement with an insurer.

Interest expense was $2.0 million and $3.0 million for the third quarters of 2009 and 2008, respectively and $6.2 million and $9.9 million for the first nine months of 2009 and 2008, respectively. The decrease in both the third quarter and first nine months of 2009 was due to lower average interest rates and lower average debt levels. Total debt at August 31, 2009 was $144.6 million, down $43.7 million from November 30, 2008.

Other expense was $0.1 million in the third quarter of 2009 compared to income of $0.5 million in the third quarter of 2008. Included in 2009 are flood related costs of $0.6 million. Other expense was $0.3 million in the first nine months of 2009 compared to income of $1.7 million in the first nine months of 2008. The change is primarily due to an asset write-off of $0.7 million, flood related costs of $0.6 million and foreign exchange losses of $0.8 million.

Income tax benefit was $0.1 million in the third quarter of 2009 compared to expense of $0.2 million in the third quarter of 2008. Income tax expense was $0.6 million in the first nine months of 2009, compared to $0.5 million in the first nine months of 2008. Included in the third quarter and first nine months of 2009 is a tax benefit relating to a reversal of a previously recorded uncertain tax position of $0.3 million, offset by foreign, federal alternative minimum tax and state income tax expense. Income tax expense in the third quarter and first nine months of 2008 is primarily related to foreign income taxes. The company’s effective tax rate of 3.9% in 2009 is lower than its statutory rate due to utilization of the Company’s net operating loss carryforwards. Valuation allowances have been provided for deferred tax assets in the U.S. and U.K. as a result of the Company’s losses in prior years. At present, the Company has $146.6 million of domestic federal net operating loss carryforwards that expire by 2025.

For the third quarter, the Company had net income of $10.1 million or $0.23 per diluted share in 2009 compared to $3.1 million or $0.07 per diluted share in 2008. For the first nine months, the Company had net income of $15.1 million or $0.35 per diluted share in 2009 compared to a net loss of $3.0 million or $0.07 per diluted share in 2008.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income taxes:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2009	2008	2009	2008
Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$64.5	$94.2	$178.4	$251.6
Specialty Chemicals	39.9	51.3	107.6	138.0

Total Performance Chemicals	$104.4	$145.5	$286.0	$389.6

Decorative Products
Commercial Wallcovering and Coated Fabrics	$58.5	$70.2	$160.0	$187.1
Decorative Laminates and Performance Films	23.2	23.8	61.6	73.1

Total Decorative Products	81.7	94.0	221.6	260.2

Consolidated Net Sales	$186.1	$239.5	$507.6	$649.8

Segment Gross Profit:
Performance Chemicals	$25.3	$21.7	$67.4	$47.5
Decorative Products	18.7	17.4	48.3	55.9

Consolidated Gross Profit	$44.0	$39.1	$115.7	$103.4

Segment Operating Profit:
Performance Chemicals	$14.8	$10.5	$34.0	$15.0
Decorative Products	.6	(2.2)	(2.0)	(1.2)
Interest expense	(2.0)	(3.0)	(6.2)	(9.9)
Corporate expense	(3.4)	(2.0)	(10.1)	(6.4)

Consolidated Income (Loss) Before Income Tax	$10.0	$3.3	$15.7	$(2.5)

Performance Chemicals

Performance Chemicals’ net sales decreased $41.1 million, or 28.2%, to $104.4 million in the third quarter of 2009 compared to $145.5 million in the third quarter of 2008. The decrease in sales was driven by lower selling prices of $35.3 million as a result of lower raw material costs, volume decreases of $4.5 million and unfavorable foreign exchange translation of $1.3 million. While volumes were weaker year-over-year, the Company has experienced higher volumes in the third quarter of 2009 compared to the second quarter of 2009 and expects volumes in the fourth quarter of 2009 to be higher than in the fourth quarter of 2008. Net sales for the Paper and Carpet chemicals product line decreased to $64.5 million during the third quarter of 2009 compared to $94.2 million during the third quarter of 2008. Net sales for the Specialty Chemicals product line decreased to $39.9 million during the third quarter of 2009 compared to $51.3 million during the third quarter of 2008.

This segment generated an operating profit of $14.8 million and segment operating profit margin of 14.2% in the third quarter of 2009 compared to $10.5 million and segment operating margin of 7.2% in the third quarter of 2008. The increase in segment operating profit was due to lower raw material costs of $40.6 million, partially offset by lower pricing of $35.3 million and a reduction in volumes of $1.6 million. Included in the third quarter of 2009 is an increase of the LIFO inventory reserve of $0.4 million.

Performance Chemicals’ net sales decreased 26.6% to $286.0 million during the first nine months of 2009 compared to $389.6 million during the first nine months of 2008. The decrease in sales was driven by lower volumes of $57.3 million, lower selling prices of $41.2 million and $5.1 million of unfavorable foreign exchange translation. Net sales for the Paper and Carpet chemicals product line decreased to $178.4 million during the first nine months of 2009 compared to $251.6 million during the first nine months of 2008. Net sales for the Specialty Chemicals product line decreased to $107.6 million during the first nine months of 2009 compared to $138.0 million during the first nine months of 2008.

This segment generated an operating profit of $34.0 million in the first nine months of 2009 compared to $15.0 million in the first nine months of 2008. The improvement in segment operating profit was due to lower raw material costs of $67.5 million and favorable manufacturing and other costs of $1.2 million partially offset by a reduction in selling prices of $41.2 million, lower volumes of $13.1 million and asset write-offs of $0.7 million. Included in the first nine months of 2009 is a reduction of the LIFO inventory reserve of $4.6 million, a net pension plan curtailment charge of $0.3 million and restructuring and severance charges of $0.1 million.

Decorative Products

Decorative Products net sales decreased by 13.1% to $81.7 million in the third quarter of 2009 from $94.0 million in the third quarter of 2008 primarily due to lower volumes of $10.8 million and unfavorable foreign exchange translation of $2.0 million, partially offset by favorable pricing of $0.5 million. Included in the third quarter 2009 results are four months of financial results for the Decorative Products Asian businesses which were previously reported on a one-month lag, but are consolidated on a current basis beginning with the third quarter of 2009. This resulted in additional sales and segment operating profit of $8.0 million and $0.2 million, respectively. Commercial Wallcovering and Coated Fabrics net sales were $58.5 million during the third quarter of 2009 compared to $70.2 million in the third quarter of 2008. Net sales for the Decorative Laminates and Performance Films product line were $23.2 million during the third quarter of 2009 compared to $23.8 million during the third quarter of 2008.

This segment generated operating profit of $0.6 million in the third quarter of 2009 compared to an operating loss of $2.2 million in the third quarter of 2008. The improvement was primarily due to lower raw material costs of $2.5 million, improved profit at the Asian businesses of $2.4 million, cost reductions and lower manufacturing costs of $1.4 million and price increases of $0.5 million, partially offset by lower volumes of $4.1 million. The segment operating profit for 2009 also included restructuring and severance charges of $0.3 million due to workforce reductions and included in 2008 were asset write-offs and facility closure expenses of $0.4 million.

Decorative Products net sales decreased by 14.8% to $221.6 million in the first nine months of 2009 from $260.2 million in the first nine months of 2008 primarily due to lower volumes of $51.7 million and unfavorable foreign exchange translation of $9.9 million partially offset by $2.6 million of favorable pricing and additional sales at the Decorative Products Asian businesses of $20.4 million. Commercial Wallcovering and Coated Fabrics net sales were $160.0 million during the first nine months of 2009 compared to $187.1 million in the first nine months of 2008. Net sales for the Decorative Laminates and Performance Films product line decreased to $61.6 million during the first nine months of 2009 compared to $73.1 million during the first nine months of 2008.

The segment operating loss was $2.0 million for the first nine months of 2009 compared to $1.2 million for the first nine months of 2008. The decrease was primarily due to lower volumes of $13.5 million, partially offset by improved profit on Asian businesses of $6.2 million, a reduction in raw material costs of $4.4 million, improved selling prices of $2.6 million and lower manufacturing costs of $0.8 million. The segment operating profit for 2009 also included flood-related costs of $0.6 million, restructuring and severance charges of $1.8 million due to workforce reductions and a pension plan curtailment gain of $0.7 million while 2008 includes restructuring and severance charges of $0.4 million due to asset write-offs and plant closure costs.

Interest, Corporate and Taxes

Interest expense decreased to $2.0 million during the third quarter of 2009 from $3.0 million in the third quarter of 2008. Interest expense for the first nine months of 2009 decreased to $6.2 million from $9.9 million in the first nine months of 2008. The decrease is due to lower average interest rates and average debt levels.

Corporate expenses were $3.4 million in the third quarter of 2009 compared to $2.0 million in the third quarter of 2008. For the first nine months, corporate expenses were $10.1 million in 2009 compared to $6.4 million in 2008. The change in 2009 is primarily due to higher non-cash compensation expense as a result of the increase in the Company’s stock price and the achievement of certain operating results metrics. Included in the first nine months of 2008 is a gain of $0.4 million related to a settlement with an insurer. Included in the first nine months of 2009 are restructuring and severance expenses of $0.1 million and a pension plan curtailment gain of $0.3 million.

The Company recorded a tax benefit of $0.1 million in the third quarter of 2009 and expense of $0.2 million in the third quarter of 2008. The third quarter of 2009 includes a $0.3 million reversal of a previously recognized tax position in Thailand, partially offset by foreign, federal AMT and state income taxes of $0.2 million. The Company recorded tax expense of $0.6 million in the first nine months of 2009 and $0.5 million in the first nine months of 2008. The tax expense recorded in 2008 was primarily due to foreign taxes. The Company’s effective rate of 3.9% in 2009 is lower than its statutory rate due to utilization of the Company’s net operating loss carryforwards.

Pension Matters

During the second quarter of 2009, with an effective date of June 1, 2009 for salaried employees and August 1, 2009 for its Mogadore, Ohio union employees, the Company suspended the accrual of future service benefits under its Consolidated Pension Plan. All benefits earned by affected employees through the effective dates have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document. As a result, in the second quarter of 2009, the Company recognized a net curtailment gain of $0.7 million. As required under SFAS No. 158, the Company performed a measurement of the Plan’s assets and liabilities as of June 1, 2009. As a result of the remeasurement, the Company recognized a non-cash adjustment increasing its pension liabilities and decreasing Accumulated Other Comprehensive Income by $53.0 million. Additionally, the Company estimates that pension expense will decrease by approximately $0.8 million for the second half of 2009.

Based on current estimates of pension asset performance, interest rate, discount rate assumptions and credit balance, the Company anticipates it will be required, under the Pension Protection Act of 2006, to make a contribution to its pension plan in the range of $5.0 million to $8.0 million in 2010.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Nine Months Ended August 31,		Change
(Dollars in millions)	2009	2008

Cash provided by (used in) operating activities	$58.0	$(6.9)	$64.9
Cash (used in) provided by investing activities	$(4.5)	$(36.3)	$31.8
Cash (used in) provided by financing activities	$(43.3)	$46.6	$89.9
Increase in cash and cash equivalents	$12.2	$3.8	$8.4

Cash provided by operating activities was $58.0 million in the first nine months of 2009, compared to cash used of $6.9 million in the first nine months of 2008. The increase in 2009 was primarily due to a decrease in inventories and receivables, and the Company’s improved operating results. During the first nine months of 2009, receivables decreased $17.0 million and inventories decreased $5.6 million, primarily due to lower volumes and raw material costs. Days Sales Outstanding (“DSO”) were 50.0 days at August 31, 2009 compared to 47.7 days at August 31, 2008. The increase was primarily due to extended terms provided to customers.

In the first nine months of 2009, $4.5 million was used for investing activities, as compared to $36.3 million in the first nine months of 2008. Included in the first nine months of 2008 is the acquisition of the Decorative Products Asian businesses for $28.0 million which was funded through borrowings under the revolving credit facility. The first nine months of 2009 includes $5.4 million for capital expenditures compared to $11.1 million in the first nine months of 2008. Capital expenditures are made for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the remainder of the year. If necessary, a portion of capital expenditures can be funded through borrowings under its credit facility, which has $65.6 million available for future borrowings as of August 31, 2009.

Cash used in financing activities in the first nine months of 2009 of $43.3 million was primarily related to repayments of debt under the revolving credit facility. Cash provided by financing activities in the first nine months of 2008 was $46.6 million which was primarily related to borrowings under the revolving credit facility used to fund the purchase of the Decorative Products Asian businesses and seasonal working capital usage. Total debt of $144.6 million at August 31, 2009 decreased $43.7 million compared to the November 30, 2008 balance of $188.3 million.

Long-Term Debt

The Company’s long-term debt consists of the following:

(Dollars in millions)	August 31, 2009	November 30, 2008

Senior Revolving Credit Facility	$—	$39.7
Term Loan B (interest at 2.8% - 7.7%)	142.7	143.9

	142.7	183.6
Less: current portion	(1.5)	(1.5)

Total long-term debt	$141.2	$182.1

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At August 31, 2009, the Company was in compliance with this requirement with a ratio of 2.3 to 1. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of August 31, 2009.

On May 31, 2007, as required under the Term Loan, the Company entered into a five year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counter party a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including the applicable margin of the Term Loan of 2.5%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same LIBOR base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. As of August 31, 2009 and November 30, 2008, the fair value of the unrealized loss of the swap was $3.9 million and $3.7 million, respectively.

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable and inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base including a reserve, as calculated by the Lenders, for the Company’s interest rate swap (“interest rate swap reserve”). The interest rate swap reserve was $4.7 million as of August 31, 2009. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $20 million and was $50.7 million during the third quarter of 2009. The Company may request an additional increase in available borrowings under the Facility of an amount up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at August 31, 2009. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at August 31, 2009.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at August 31, 2009.

At August 31, 2009, the Company had $73.3 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At August 31, 2009, outstanding letters of credit were $3.0 million, the interest rate swap reserve was $4.7 million, as determined by the Lender, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $65.6 million.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2009 reflects an accrual for environmental remediation of $0.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs 2,350 employees at offices, plants and other facilities located principally throughout the United States, United Kingdom, China and Thailand. The Company believes its relationship with employees is good. Approximately 17% or 400 of the Company’s employees are covered by collective bargaining agreements in the United States. In May 2009, the Company and its Mogadore, Ohio employee members of Local 419-C United Food and Commercial Workers Union agreed to a new three year contract. No other labor contracts expire during 2009. The Company has reduced its global employment by 11% since December 1, 2008.

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

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This staff position requires enhanced disclosures about an employers’ defined benefit pension or other post-retirement plans including disclosures of an employers’ investment policies and strategies, categories of plan assets, fair value of plan assets and concentrations of risk in plan assets. This staff position is effective for years ending after December 15, 2009. The adoption of this staff position is not expected to have a material impact on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 prescribes the period after the balance sheet during which management should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the required disclosures an entity should make about transactions or events occurring after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009. The adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied to non-governmental entities in preparation of financial statements in conformity with U.S. generally accepted accounting principals. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will impact disclosures made in the notes to the Company’s financial statements, but will not have a financial impact.

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

Factors that may cause actual results to differ materially from expected results include, among others:

•	Economic trends affecting the economy in general and/or the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Product substitution and/or demand destruction due to product technology, performance or cost disadvantages;

•	Loss of a significant customer;

•	Customer and/or competitor consolidation;

•	Customer bankruptcy;

•	Ability to successfully develop and commercialize new products;

•	Increased imports into and off-shoring production from North America;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Unexpected full or partial suspension of plant operations;

•	The Company’s strategic alliance, joint venture and acquisition activities;

•	Loss or damage due to acts of war or terrorism, natural disasters, accidents, including fires, floods, explosions and releases of hazardous substances;

•	Stock price volatility;

•	Governmental legislative and regulatory changes, including changes impacting environmental compliance, pension plans, products and raw materials;

•	Compliance with extensive environmental, health and safety laws and regulations;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including political unrest and fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Meeting required pension plan funding obligations;

•	Infringement or loss of the Company’s intellectual property;

•

Litigation and claims against the Company related to products, services, contracts, employment, environmental, safety, intellectual property and other matters arising out of the Company’s business and adverse litigation judgments or settlements, absence of or inadequacy of insurance coverage for litigation, judgments, settlements or other losses;

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

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note E to the Unaudited Consolidated Financial Statements, the Company’s domestic and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $142.7 million and zero, respectively, as of August 31, 2009. Non-domestic borrowings with banks were $1.7 million as of August 31, 2009. The Company has one fixed rate interest rate swap agreement for $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 5.23% plus the applicable margin of 2.5%. The fair value of the swap was a loss of $3.9 million as of August 31, 2009. The weighted average effective interest rate of the Company’s outstanding debt was 4.5% as of August 31, 2009. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $1.4 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business and the Asian coated fabrics business. The Company has an accumulated loss of $3.3 million as of August 31, 2009, which is included in accumulated other comprehensive loss. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2009, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended August 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, the Company is subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property and other matters. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, if there is an unfavorable resolution of a matter, there could be a material adverse effect on the financial condition, results of operations or liquidity of the Company depending on the amount of such resolution in comparison to the Company’s financial condition, results of operations and liquidity in the period in which such resolution occurs. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

Item 6.	Exhibits

a) Exhibits

18	Preferability letter from Ernst & Young LLP regarding a change in accounting principle.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date: October 7, 2009	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 7, 2009	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Business Development;
General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

18	Preferability letter from Ernst & Young LLP regarding a change in accounting principle.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.