Form 10-K
period 2009-11-30
OMNOVA SOLUTIONS INC
filed 2010-01-29
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended November 30, 2009	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, interactive date file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☐  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $107,864,814 based on the closing price per share of $2.51 on May 29, 2009, the last business day of the registrant’s most recently completed second quarter.

As of January 19, 2010, there were 44,529,730 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2010 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA Solutions Inc.

Annual Report on Form 10-K

For the Year Ended November 30, 2009

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

OMNOVA Solutions is an innovator of emulsion polymers, specialty chemicals and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories. OMNOVA’s leading positions have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands and long-standing customer relationships. We utilize 16 strategically located manufacturing, technical and other facilities in North America, Europe and Asia to service our broad customer base.

OMNOVA operates two business segments: Performance Chemicals and Decorative Products. Of our 2009 net sales, 57% were derived from the Performance Chemicals segment and 43% were derived from the Decorative Products segment. Financial information relating to the Company’s business segments is set forth in Note Q to the Consolidated Financial Statements of this report.

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

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. We are North America’s second largest producer of SB latex and we believe the leading supplier to the paper and specialty markets. We operate well maintained, strategically located, cost competitive production facilities. Our custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, oil and gas drilling, adhesives, tape, tire cord, floor polish, textiles, graphic arts, plastic parts and various other specialty applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymerization and emulsion polymer technology and for its ability to rapidly develop and deliver highly customized products that provide innovative and cost effective solutions to customers.

The following table shows major Performance Chemicals products, end-use applications and brand names:

Product Category	% of Performance Chemicals Fiscal 2009 Net Sales	Primary Products	End-use Applications	Brand Names
Paper and Carpet Chemicals	62.8%	SB and SBA latex coating binders, carpet backing binders and paper chemicals including crosslinkers, lubricants and other coating additives	Magazines, catalogs, direct mail advertising, brochures and printed reports, specialty papers, food cartons, household and other consumer and industrial packaging, and residential and commercial carpet	GENCAL, GENFLO, GENCRYL, GENCRYL PT, NOVAGREEN, REACTOPAQUE, SUNKOTE, SUNBOND, SUNKEM, UNIQ-PRINT, SEQUABOND, SUNREZ, SEQUAREZ, OMNABLOC, OMNAGLIDE, OMNATUF

Specialty Chemicals	37.2%	SB, SBA, styrene butadiene vinyl pyridine, acrylic, vinyl acrylic, styrene acrylic, and polyvinyl acetate emulsion polymers, glyoxal resins, silicone emulsions, polyethylene resins, fluorochemicals and fluorosurfactants	Nonwovens (such as hygiene products, engine filters, roofing mat, scrub pads, towels and wipes), construction, adhesives, masking tapes, tire cord, floor polish, textiles, graphic arts, oil field services and plastic part coatings	GENFLO, GENCRYL, GENTAC, OMNAGLO, OMNAPEL, SEQUABOND, SUNCRYL, SECOAT, SECRYL, MOR-GLO, MOR-SHINE, MOR-FLO, NOVACRYL, ACRYGEN, MYKON, PERMAFRESH, SEQUAPEL, POLYFOX, X-CAPE, GENGLAZE, MYKOSOFT, MYKOSIL, NOVANE, GENCEAL

Paper and Carpet Chemicals.    OMNOVA is a leading North American supplier of custom-formulated SB and SBA latex for paper and paperboard coatings. In addition, we produce a broad variety of specialty chemical additives for coating applications in the paper industry. Our commitment to product innovation has enhanced our market position by creating products for the paper industry that improve the printability, strength, gloss, opacity, and moisture resistance of coated papers and paperboard. Applications for our products include paper and paperboard coatings used in magazines, catalogs, direct mail advertising, brochures and printed reports, specialty papers, food cartons, household and other consumer and industrial packaging.

OMNOVA is also a leading North American supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and adhere the primary backing to the secondary backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements of our customers. Our strong historic position in residential carpeting has been enhanced by new products to serve that market as well as innovations in commercial carpet backing binders that provide moisture barrier properties, enabling the replacement of higher-cost polyurethane binders. Sales of our Paper and Carpet Chemicals products represented 35.8% of our consolidated net sales for 2009, 38.8% of our consolidated net sales for 2008 and 41.4% of our consolidated net sales for 2007.

Specialty Chemicals.    OMNOVA is a leading North American supplier of specialty polymers and chemicals for a variety of product categories. Applications for our specialty polymers and chemicals include nonwovens (such as hygiene products, engine filters, roofing mat, scrub pads, towels and wipes), floor polish, paper tape, adhesives, tire cord, textiles, construction, oil field services, plastic part coatings and ink coating additives. Our focus is on developing unique products and custom applications that address specific customer needs, including enhanced functionality, improved environmental performance and lower cost through improved processibility and product substitution for higher-cost materials. Sales of our Specialty Chemicals products represented 21.2% of our consolidated net sales for 2009, 21.2% for 2008 and 22.3% for 2007.

Markets and Customers

The paper coating and carpet backing latex product lines are highly competitive based on quality, customer service, product performance, price, field technical support and product innovations. Major paper and carpet customers include NewPage, Verso, Shaw Industries, Sappi and Beaulieu. The specialties product line includes many product categories such as tire cord adhesives, components for hygiene products and roofing mat that are performance driven where product innovation, technical service and application support are key competitive differentiators. Major specialty chemical customers include Freudenburg Nonwovens, Synthomer, Shurtape, Fiberweb and Sherwin-Williams.

Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through dedicated internal marketing, sales and technical service teams focused on providing highly responsive customized solutions to targeted markets and industries.

Competition

Performance Chemicals competes with several large chemical companies including Dow and BASF, some of which are vertically integrated in one or more major raw materials. In addition, Dow and BASF have recently expanded their respective competitive profiles with the acquisition of Rohm & Haas by Dow and CIBA by BASF. Performance Chemicals also competes with a variety of other suppliers of specialty chemicals including Lubrizol, Wacker and Celanese. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance and innovation and industry reputation. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories and we believe that we are a leader in several North American categories, including SB and SBA latex paper coatings and carpet backing binders, nonwoven SB binders, SB vinyl pyridine tire cord adhesives, floor care polymers and polymers used in the manufacturing of masking and other disposable tapes.

Decorative Products

Background

Our Decorative Products segment began in 1945 when GenCorp (then known as The General Tire & Rubber Company) purchased a coated fabrics manufacturing facility located in Jeannette, Pennsylvania from the Pennsylvania Rubber Company. Since that time, the business has grown through internal development and acquisitions to include four domestic and five international manufacturing sites and a wide range of decorative and functional surfacing products.

The segment expanded into Europe in 1998 with the acquisition of the U.K.-based Muraspec Commercial Wallcovering businesses. Muraspec provided OMNOVA with a European manufacturing base and extensive distribution in Europe and the Middle East.

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

Products

Our Decorative Products segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including coated fabrics, commercial wallcoverings, vinyl, paper and specialty laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; residential cabinets, flooring and furnishings; retail display; transportation markets including busses and mass transit, marine and automotive; recreational vehicles; manufactured housing; medical devices and products; and a variety of industrial film applications. Our core competencies in design, coating, compounding, calendering, casting, printing and embossing enable us to develop unique, aesthetically pleasing decorative surfaces that have functional properties, such as cleanability, durability and scratch and stain resistance, that address specific customer needs. We have strong internal and external color and design capabilities, an extensive design library covering a broad range of patterns, textures and colors, and strong product formulation and coating and processing capabilities. Together these capabilities provide our products with the functionality and aesthetics that add value for our customers. In addition, our broad range of products and end-use applications give us economies of scale in sourcing, manufacturing, design, sales and marketing, technology and process development.

The following table shows the products that our Decorative Products segment develops, designs, produces and markets.

Product Category	% of Decorative Products Fiscal 2009 Net Sales	Primary Products	End-use Applications	Brand Names
Commercial Wallcovering, Coated Fabrics and Performance Fabrics	72.6%	Vinyl and non-vinyl nanofiber based wallcoverings, recyclable and 30% recycled content wallcovering, customized wall murals; vinyl and urethane coated fabrics	Decorative and protective wall and seating surfacing for offices, hotels, hospital and health care facilities, stores, schools, restaurants and public buildings; decorative and protective surfacing for transportation and marine seating, automotive soft top covers, commercial and residential furniture, performance fabrics for numerous applications including medical products	BOLTA, ESSEX, GENON, TOWER, MURASPEC, MUREK, VIEWNIQUE, DIVERSIWALL, ECORE, RECORE BOLTAFLEX, BOLTASOFT, NAUTOLEX, PREFIXX, PREVAILL, ENDURION

Decorative Laminates and Performance Films	27.4%	Vinyl, paper and specialty laminates; performance films	Decorative and protective surfacing for kitchen and bath cabinets, manufactured housing, recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings and consumer electronics, performance films for pool liners, banners, tents, ceiling tiles and medical devices	PREEMPT, RADIANCE, SURF(X) 3D, DESIGN4, EFX

Commercial Wallcovering and Coated Fabrics and Performance Fabrics.    OMNOVA Solutions is a leading North American, European and Asian supplier of wallcoverings and coated fabrics used in commercial applications. Our commercial wallcoverings are recognized for their leading color and designs as well as their strength, durability and cleanability. Our wallcoverings, in addition to their aesthetic appeal, reduce repair and maintenance costs for building owners by protecting wall surfaces and having longer useful lives as compared to paint and paper wallcoverings. Applications for our commercial wallcoverings include refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets.

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

OMNOVA Solutions is a leading North American and Asian supplier of vinyl and urethane coated fabrics and performance fabrics for commercial, residential and medical applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost effective alternative to other surfacing materials, such as leather and textile fabrics. Applications for our coated fabrics include transportation seating (automotive, bus and other mass transit, marine and motorcycle), automotive soft tops, automotive aftermarket applications, contract furniture and health care devices and products. Sales of our commercial wallcovering and coated fabrics products represented 31.3% of our consolidated net sales for 2009, 29.0% for 2008 and 23.5% for 2007.

In late 2008, OMNOVA Solutions introduced RECORE™ Recycled Wall Technology – the “best in class” recycled commercial wallcovering platform for wallcoverings that look, perform and hang like traditional vinyl wallcoverings and feature a guaranteed minimum 30% recycled content. All new designs introduced in the leading OMNOVA brands – Bolta®, Essex™, Genon® and Tower® – feature RECORE™ Recycled Wall Technology. OMNOVA also offers wallcoverings featuring ECORE™ Advanced Wall Technology, a non-PVC construction for architects and designers seeking alternatives to vinyl. In addition, both RECORE™ and ECORE™ qualify for critical points in building projects seeking LEED (Leadership in Energy and Environmental Design) certification as a part of the U.S. Green Building Council’s sustainable building initiative. These innovations further enhance OMNOVA’s leadership position for both branded and private label offerings while meeting the growing demand for sustainable products.

Decorative Laminates and Performance Films.    OMNOVA Solutions is a leading North American supplier of vinyl and paper laminates and performance films. Our laminates are used as alternatives to wood, paint, stainless steel and high-pressure laminates in markets where durability, design and cost are key requirements. We provide our customers with a broad range of designs and textures as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our laminates include kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, and consumer electronics. Performance film applications include banners, tents, medical devices, pool liners, movie screens and shower pan liners.

A key strength of our laminates business is our coating technology, including ultraviolet, melamine, urethane, thermal cured and others, which provides durable finishes for high-wear applications. In addition, our laminates business has differentiated itself in the market as a single-source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries by building a unique library of matched vinyl and paper laminate designs with a variety of patterns and textures, and developing rapid make-to-order production capabilities. We also offer SURF(X) 3D Laminates for multi-dimensional applications for the office and health care furniture and retail display fixture markets. These laminates offer a cost effective alternative to high pressure laminates and provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding and providing enhanced cleanability/disinfection. Sales of our Decorative Laminates and Performance Films products represented 11.7% of our consolidated net sales for 2009, 11.0% for 2008 and 12.8% for 2007.

Markets and Customers

We believe that our Decorative Products segment is a leader in its targeted product categories. The coated fabrics, commercial wallcovering, decorative laminates and performance films businesses are highly competitive based on decorative content, functional performance, price, quality, customer service, global capability, brand name recognition, distribution networks and reputation. Decorative Products markets its products under numerous brand names to different industries. Certain of our better-known customers in this segment include Steelcase, Armstrong, Stingray Boats, Ashley Furniture, Patrick Industries, Herculite and Merillat.

Marketing and Distribution

Our Decorative Products segment distributes its products through a variety of channels. Commercial wallcovering products are marketed primarily through independent distributors to building owners, contractors, architects, interior designers and other specifiers. Several of our distributors are national in scope, providing us with the capability to cost-effectively market products to both regional and national commercial purchasers. Coated fabrics, decorative laminates and performance films are sold directly and through agents to manufacturers of cabinets, furniture, seating, health care and medical, and other products. Many of our Decorative Products segment’s products have strong, well-recognized brand names that are promoted through trade shows, industry periodicals, our website (www.omnova.com) and other media.

Competition

OMNOVA’s Decorative Products segment competes with numerous companies, many of which focus on only one product line and/or market and are smaller and privately-owned. Key competitors include:

•	Commercial Wallcovering and Coated Fabrics—RJF International, US Vinyl, J. Josephson, Laminating Surfaces, Morbern, China General, Uniroyal and Spradling International

•	Decorative Laminates and Performance Films—Chiyoda Gravure, Dai Nippon Printing, Toppan Printing, Renolit Corporation, LG ChemAmerica, Riken USA Corporation and Spartech Industries

International Operations

Net sales from our foreign operations were $166.5 million in 2009, $170.4 million in 2008 and $79.6 million in 2007. These net sales represented 23.9% of our total net sales in 2009, 19.6% of our total net sales in 2008 and 10.7% of our total net sales in 2007. Long-lived assets primarily consist of net property, plant and equipment and net intangibles. Long-lived assets of our foreign operations totaled $41.4 million at November 30, 2009 and $42.9 million at November 30, 2008. Our consolidated long-lived assets totaled $146.3 million at November 30, 2009 and $159.2 million at November 30, 2008.

In January 2008, the Company completed the acquisition of the minority interests in its joint venture businesses, Decorative Products (Singapore) Pte. Ltd. (“DPS”), a Singapore limited company and CPPC – Decorative Products Co., Ltd. (“CPD”), a Thailand limited company. DPS is a holding company which owns 100% of both CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. (“CGO”) and OMNOVA Decorative Products (Taicang) Co., Ltd. (“Taicang”). Both CGO and Taicang are registered and incorporated in the Peoples Republic of China. The minority interests of both DPS and CPD, representing approximately 49.9% of their respective registered equity, was acquired from CPPC Public Company Limited. The acquisition was effective December 31, 2007.

Prior to December 31, 2007, the Company held a 50.1% interest in each of the Asian joint ventures. The Company accounted for these investments using the equity method of accounting. The unconsolidated net sales for CPD prior to the purchase transaction were $9.3 million and $47.1 million in 2008 and 2007, respectively. The unconsolidated net sales for CGO prior to the purchase transaction were $11.3 million and $56.3 million in 2008 and 2007, respectively. The unconsolidated net sales for Taicang prior to the purchase transaction were $0.6 million and $0.5 million in 2008 and 2007, respectively. Taicang was formed in April 2007 with operations commencing in June 2007.

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

Environmental Matters

Our business operations, like those of other companies in the industries in which we operate, are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations not only affect our current operations, but also could impose liability on us for past operations that were conducted in compliance with then applicable laws and regulations. For further discussion of capital and noncapital expenditures for environmental compliance, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” on page 31 of this report, which is incorporated herein by reference.

Employees

We employed approximately 2,320 employees at November 30, 2009 at offices, plants and other facilities located principally throughout the United States, United Kingdom and Asia. Approximately 380 or about 16% of our employees are covered by collective bargaining agreements of which 220 employees are covered by agreements that are due to expire in 2010. The Company would generally describe its relationship with employees as good. As a result of the economic slowdown occurring in the latter part of 2008 and early 2009, the Company has laid off approximately 230, or 9% of employees during fiscal 2009.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products, all of which are generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include styrene, butadiene, acrylates and vinyl acetate. These monomers represented approximately 68% of Performance Chemicals’ total raw materials purchased on a dollar basis in 2009 for this segment.

Our Decorative Products segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper and titanium dioxide. PVC resins and textiles represented approximately 56% of Decorative Products’ total raw materials purchased on a dollar basis in 2009 for this segment.

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

Research and Development

The OMNOVA Solutions technology centers in Akron, Ohio, Chester, South Carolina, Shanghai, China and Rayong, Thailand support research and development efforts across our businesses and complement the resources focused on innovation in each of our segments. Our efforts are focused on developing new applications with our base technologies, enhancing the functionality of our products in existing applications as well as developing new product and technology platforms.

Our research and development expenses were $8.2 million in 2009, $10.3 million in 2008 and $9.1 million in 2007. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements of this report.

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

This Annual Report includes “forward-looking statements,” as defined by federal securities laws. These statements are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act. Forward-looking statements represent management’s current judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address sales, profits, markets, products, customers, raw materials, financial condition, and accounting policies among other matters. Words such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

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

The principal raw materials that we use in our business are derived from petrochemicals and chemical feedstocks such as styrene, butadiene and polyvinyl chloride. Specifically, Performance Chemicals uses monomers such as styrene and butadiene extensively in its products, and Decorative Products uses PVC extensively in its products. If we are unable to pass along increased raw materials prices to our customers, our results could be adversely affected. The cost of these raw materials has a significant impact on our profitability. The prices of many of these raw materials are cyclical and volatile. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. While we generally attempt to pass along increased raw material prices onto our customers in the form of price increases, historically there has been a time delay between increased raw material prices and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to pricing pressure and other factors.

We generally have multiple sources of supply for our raw materials. However, in some cases there is a limited number of suppliers that are capable of delivering certain raw materials that meet our standards. Further industry consolidation may limit the number of these suppliers. Various factors, including production disruptions, the financial stability of our suppliers, and supplier commitments to others could reduce or eliminate the availability of certain raw materials. Shortages could occur in the future. Additionally, disruptions in transportation could delay receipt of raw materials. If our supply of raw materials is disrupted or our lead times extended, our results could be adversely affected.

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

If our customers, and in particular, large customers, are unable to pay amounts due to us, it may adversely affect our results and cash flows and our ability to remain in compliance with our credit facilities. At November 30, 2009, the Company had one customer who represented approximately 10.5% of the Company’s net trade receivables.

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

We have and are undertaking operational excellence processes using LEAN SixSigma, supply chain management, ERP and other initiatives in an effort to improve efficiencies and lower our cost structure. If we are unable to achieve, or if we meet any unexpected delays in achieving our goals, our results could be adversely affected. Additionally, even if we achieve these goals, we may not receive the expected financial benefits of these goals, or the costs of implementing these initiatives could exceed the benefits of these initiatives.

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

We are and expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. Such regulation could restrict or prohibit the use of key raw materials or the sale of our products. Significant restrictions on or the prohibition of the use of key raw materials or the sale of our products could adversely affect our results. Certain environmental requirements provide for strict and, under certain circumstances, joint and several liability for investigation and remediation of releases of hazardous substances into the environment and liability for related damages. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future results. Continued compliance could result in increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising out of a release of hazardous substances by us or out of a discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results. Additionally, any such increase in costs or unanticipated liabilities may exceed our reserves, which could adversely affect our results.

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

We maintain a self-insured health care plan for our employees industry wide and certain retirees under which we generally share the cost of health care with our employees and retirees. Health care costs have been escalating over the past decade. Accordingly, as general health care costs increase, our health care expenses may also increase. Such increase in costs could adversely affect our results.

Our business could be adversely affected by risks typically encountered by international operations.

We conduct our business in several foreign jurisdictions and are subject to risks associated with international operations, including the following:

•	fluctuations in currency exchange rates;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	the imposition of duties and tariffs;

•	import and export controls;

•	government control of capital transactions;

•	the risks of divergent business expectations or cultural incompatibility;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	more stringent environmental, health and safety laws and regulations; and

•	potentially adverse tax consequences.

Any of these events could adversely affect our international operations and our results.

Some of our employees are covered by collective bargaining agreements. The failure to renew any of those agreements on terms acceptable to the Company could increase cost or result in a prolonged work stoppage, which could adversely affect our results.

Approximately 16% or about 380 of our employees are covered by four separate collective bargaining agreements with various renewal dates. We cannot be assured that any of these agreements will be renewed on similar terms or renegotiated on terms acceptable to the Company. Any prolonged work stoppages in one or more of our facilities could adversely affect our results.

Our pension plan is underfunded requiring Company contributions.

The amount of these contributions depends on plan performance, interest rates and other factors. In addition, we cannot predict whether changing conditions including interest rates, pension assets performance, discount rates, government regulation or other factors will require us to make contributions in excess of our current expectations. Additionally, we may not have the funds necessary to meet future minimum pension funding requirements.

Fluctuations in our operating results and other factors could contribute to volatility in the market price of our stock.

Historically, our stock price has experienced considerable volatility. Our stock price could continue to experience volatility in the future due to a variety of potential factors such as:

•	volatility in the equity markets;

•	cyclical nature of our markets;

•	fluctuations in our results of operations and cash flows;

•	variations between our actual financial results and published analysts’ expectations;

•	competitor actions including technological innovations or new product introductions; and

•	limited liquidity of our stock.

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

We could be subject to an adverse litigation judgment or settlement which could adversely affect our results.

From time to time, the Company is subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property and other matters arising out of the Company’s business. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. In addition, if there is an unfavorable resolution of a matter, there could be a material adverse effect on the financial condition, results of operations or cash flows of the Company depending on the amount of such resolution in comparison to the Company’s financial condition, results of operations and cash flows in the period in which such resolution occurs. Moreover, there can be no assurance that we will have any or adequate insurance coverage to protect the Company from any adverse resolution.

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

We have debt.

As of November 30, 2009, we had $144.1 million of total indebtedness outstanding. Our debt agreements may restrict our ability to borrow additional funds, make capital expenditures, or sell our assets. In addition, our debt agreement requires that we do not exceed certain leverage ratios and comply with other covenants. If we fail to maintain compliance, we could lose our current financing. The degree to which we are leveraged could make us more vulnerable to adverse general economic conditions. Additionally, the servicing of our debt will reduce funds available for operations and capital reinvestment.

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

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

The Company’s significant operating, manufacturing, distribution, research, design and/or sales and marketing facilities are set forth below:

Corporate Headquarters:
OMNOVA Solutions Inc. *175 Ghent Road Fairlawn, OH		OMNOVA Solutions Technology Center 2990 Gilchrist Road Akron, OH

Performance Chemicals:
Headquarters: *175 Ghent Road Fairlawn, OH		Sales/Manufacturing/Technical/Distribution: Akron, OH Calhoun, GA Chester, SC Fitchburg, MA Green Bay, WI *Hertfordshire, England Mogadore, OH *Shanghai, China

Decorative Products:
Headquarters: *175 Ghent Rd Fairlawn, OH	Manufacturing Facilities: Auburn, PA Columbus, MS Jeannette, PA Kent, England Monroe, NC *Rayong, Thailand Shanghai, China Taicang, China	Sales/Marketing/Design/Distribution: Akron, OH *Asnieres, France *Bangkok, Thailand *Dubai, UAE *Hertfordshire, England *Rayong, Thailand *Shanghai, China *Warsaw, Poland

*	An asterisk next to a facility listed above indicates that it is a leased property.

For a further discussion of our leased properties, please refer to Note O to the Consolidated Financial Statements of this report.

During 2009, we generally made effective use of our productive capacity. We believe that the quality and productive capacity of our properties are sufficient to maintain our competitive position for the foreseeable future.

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

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2009.

Item 4A.	Executive Officers of the Registrant

The following information is given as of January 29, 2010, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 49, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Michael E. Hicks, age 51, Senior Vice President and Chief Financial Officer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James C. LeMay, age 53, Senior Vice President, Business Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay served as Assistant General Counsel of GenCorp Inc. from May 1997, and as Senior Counsel of GenCorp from May 1990 to May 1997.

Douglas E. Wenger, age 53, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

James J. Hohman, age 61, Vice President of the Company since November 2001 and President, Performance Chemicals since February 2005; President, Paper & Carpet Chemicals from December 2000 until February 2005; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

Robert H. Coleman, age 55, President, Decorative Products since July 2003. Prior to joining OMNOVA, Mr. Coleman served as Vice President and General Manager, Graphics North America from 2000 until 2002; as Vice President and General Manager, Fasson Roll, Europe from 1997 until 2000; as Vice President and General Manager, Packaging and Product Identification Sector in 1997; and as Vice President and General Manager, Fasson Films Division from 1993 until 1997, in each case for Avery Dennison Corporation, Pasadena, California (a manufacturer of pressure-sensitive adhesives and materials and consumer and converted products).

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At November 30, 2009, there were 8,328 holders of record of the Company’s common stock. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 68 of this report and is incorporated herein by reference. The Company has not declared a dividend for years 2005 through 2009.

Information concerning long-term debt appears in Note M to the Consolidated Financial Statements and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in Equity Compensation Plan Information of Item 12 in this Annual Report on page 70 and is incorporated herein by reference.

The following graph compares the cumulative 5-year total return provided shareholders on OMNOVA Solutions Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Industrials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 11/30/2004 and its relative performance is tracked through 11/30/2009.

*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following table sets forth the Company’s selected historical financial data. The selected historical financial data as of November 30, 2009, 2008, 2007, 2006, and 2005 and for each of the five years in the period ended November 30, 2009 are derived from the Company’s audited consolidated financial statements.

	2009	2008	2007	2006	2005
	(Dollars in millions, except per share data)
Statement of operations data:
Net Sales	$696.4	$869.4	$745.5	$699.1	$695.0
Cost of goods sold	536.7	731.4	605.2	549.2	542.6

Gross profit	159.7	138.0	140.3	149.9	152.4
Selling, general and administrative	99.9	104.8	99.1	105.6	105.7
Depreciation and amortization	22.9	23.9	20.1	20.2	21.1
Indefinite lived trademark impairments(1)	—	—	—	1.0	—
Fixed asset impairment	1.1	—	—	.1	2.5
Restructuring and severance(2)	2.1	.6	1.0	1.3	5.4
Interest expense	8.1	13.0	16.5	21.3	22.6
Equity (earnings) loss in affiliates	—	(.2)	(1.2)	(2.3)	(.7)
Debt redemption expense(3)	—	—	12.4	—	—
Other (income) expense, net	(2.3)	(2.1)	(.7)	(.6)	(1.2)

	$131.8	$140.0	$147.2	$146.6	$155.4

Income (loss) from continuing operations before income taxes	27.9	(2.0)	(6.9)	3.3	(3.0)
Income tax expense (benefit)	1.7	.2	.1	.1	(.3)

Income (loss) from continuing operations	26.2	(2.2)	(7.0)	3.2	(2.7)
Discontinued Operations, net of tax:
Income (loss) from operations	—	—	.3	(.1)	.9
Gain on sale	—	—	—	18.2	—

Income from discontinued operations	—	—	.3	18.1	.9

Net income (loss)	$26.2	$(2.2)	$(6.7)	$21.3	$(1.8)

Basic income (loss) per share:
Income (loss) from continuing operations	$.61	$(.05)	$(.17)	$.08	$(.06)
Income from discontinued operations	—	—	.01	.44	.02

Net income (loss) per share	$.61	$(.05)	$(.16)	$.52	$(.04)

Diluted income (loss) per share:
Income (loss) from continuing operations	$.61	$(.05)	$(.17)	$.08	$(.06)
Income from discontinued operations	—	—	.01	.43	.02

Net income (loss) per share	$.61	$(.05)	$(.16)	$.51	$(.04)

General:
Capital expenditures	$10.4	$14.8	$16.2	$13.0	$12.4
Total assets	$338.0	$351.6	$326.4	$338.9	$358.3
Long-term debt(3)	$140.8	$182.1	$144.6	$165.0	$176.3

(1)	During 2006, the Company recorded indefinite-lived intangible asset impairment charges of $1.0 million.
(2)

Restructuring and severance consisted primarily of severance costs of $2.1 million in 2009, costs for the closure of an extrusion facility and severance costs in 2008, severance costs in 2007, severance costs, asset write-downs and costs for the closure of a European sales office in 2006 and the closure of the Company’s wallcovering distribution facility and the closure of a design center in 2005.

(3)

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

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Item 1, Business, the Company operates two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, masking tape, adhesives, tire cord, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including commercial wallcoverings, coated fabrics, printed and solid color surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; kitchen and bath cabinets; transportation including automotive, bus and other mass transit, marine and motorcycle; recreational vehicles and manufactured housing; flooring; commercial and residential furniture; retail display fixtures; home furnishings and consumer electronics; and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1, Business, of this Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

The Company’s products are sold to manufacturers, independent distributors and end users directly and through agents.

The Company has strategically located manufacturing facilities in the United States, United Kingdom and Asia.

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

The Company’s chief operating decision maker evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A—Significant Accounting Policies, of the Company’s Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note Q of the Company’s Consolidated Financial Statements.

Effective March 2009, the Company realigned product lines in its Decorative Products segment to integrate cross-functional business team structures. The Contract Interiors and Coated Fabric lines were combined into the Commercial Wallcovering and Coated Fabrics product line and performance film products were moved from Coated Fabrics and combined with Laminates into the Decorative Laminates and Performance Films product line. All prior period amounts have been reclassified to conform to current year presentation.

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

Key operating measures utilized by the business segments include orders, sales, working capital turnover, inventory, productivity, new product vitality, and order fill-rates which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, operating profit before excluded items, consolidated earnings before interest, taxes, depreciation and amortization as set forth in the Net Leverage Ratio in the Company’s $150,000,000 Term Loan Credit Agreement (“EBITDA”), working capital, operating cash flows, capital expenditures and earnings per share before excluded items, including applicable ratios such as inventory turnover, working capital turnover, return on sales and assets and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Results of Operations of 2009 Compared to 2008

The Company’s net sales in 2009 were $696.4 million as compared to $869.4 million in 2008. The Company’s Performance Chemicals business segment revenue decreased by 23.9% and the Decorative Products business segment revenue decreased 13.9%. Contributing to the sales decrease in 2009 were volume declines of $108.6 million or 12.5% as a result of weak market conditions, lower pricing of $68.7 million as a result of lower raw material costs and unfavorable foreign exchange translation of $16.1 million, which were partially offset by additional sales of $20.4 million from the Decorative Products Asian operations. The Decorative Products Asian operations were acquired on December 31, 2007. Net sales in 2009 included thirteen months from the Decorative Products Asian operations as compared to 2008, which includes ten months. The thirteenth month in 2009 resulted in additional net sales and net income of $8.0 million and $0.2 million, respectively.

Gross profit in 2009 was $159.7 million with a gross profit margin of 22.9% compared to gross profit of $138.0 million and a gross profit margin of 15.9% in 2008. The improved margin was primarily due to lower costs for raw materials of $106.8 million and a reduction in manufacturing costs as a result of significant restructurings, cost reduction initiatives, lower transportation costs and lower costs for resale merchandise.

Selling, general and administrative expenses of $99.9 million in 2009 were $4.9 million, or 4.7% lower than 2008. The decrease in 2009 was primarily due to a reduction in the number of employees and cost saving initiatives.

Interest expense of $8.1 million in 2009 compared to $13.0 million in 2008. The lower interest expense in 2009 is primarily due to significantly lower debt levels and lower average interest rates. Total debt at November 30, 2009 was $144.1 million, down $44.2 million from November 30, 2008.

Other (income)/expense, net was $(2.3) million in 2009 and $(2.1) million in 2008. Included in 2009 are flood related costs of $0.5 million net of insurance proceeds.

Income tax expense was $1.7 million in 2009 compared to a tax expense of $0.2 million in 2008. The tax expense in 2009 was primarily related to foreign income taxes as a result of improved earnings, a provision for Alternative Minimum Tax (“AMT”) expense of $0.2 million and state and local income taxes of $0.2 million. The effective rates of 6.4% in both 2009 and 2008 were below the U.S. statutory rate of 35% primarily due to the utilization of tax loss carryforwards. Valuation allowances have been provided for deferred tax assets in the U.S. as a result of the Company’s prior losses and the uncertainty of predicting future taxable earnings due to price and raw material cost volatility. At present, the Company has $131.8 million of domestic federal net operating loss carryforwards that expire by 2030.

The Company had net income of $26.2 million, or $0.61 per diluted share, in 2009 compared to a net loss of $2.2 million, or $0.05 per diluted share, in 2008. The increase in net income was primarily due to margin improvement, cost reductions, lower interest expense and improved Asian business performance.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated profit (loss) from continuing operations before income taxes:

	Year Ended November 30,
	2009	2008
	(Dollars in millions)
Segment Net Sales:
Performance Chemicals
Paper and Carpet Chemicals	$249.2	$337.0
Specialty Chemicals	147.6	184.6

Total Performance Chemicals	$396.8	$521.6

Decorative Products
Commercial Wallcovering and Coated Fabrics	$217.7	$252.2
Decorative Laminates and Performance Films	81.9	95.6

Total Decorative Products	299.6	347.8

Consolidated net sales	$696.4	$869.4

Segment Gross Profit:
Performance Chemicals	$90.8	$68.3
Decorative Products	68.9	69.7

Consolidated Gross Profit	$159.7	$138.0

Segment Operating Profit (Loss):
Performance Chemicals	$48.0	$25.2
Decorative Products	1.6	(6.5)
Interest expense	(8.1)	(13.0)
Corporate expense	(13.6)	(7.7)

Consolidated profit (loss) from continuing operations before income tax	$27.9	$(2.0)

Performance Chemicals

Performance Chemicals’ net sales decreased 23.9% to $396.8 million during 2009 compared to $521.6 million during 2008, driven by lower selling prices of $72.0 million as a result of lower raw material costs, volume decreases of $47.2 million and $5.6 million of unfavorable foreign exchange translation. Net sales for the Paper and Carpet Chemicals product line decreased to $249.2 million during 2009 compared to $337.0 million during 2008. Net sales for the Specialty Chemicals product line decreased to $147.6 million during 2009 compared to $184.6 million during 2008.

Performance Chemicals’ gross profit was $90.8 million in 2009 with a gross profit margin of 22.9% compared to $68.3 million and a gross profit margin of 13.1% in 2008.

Performance Chemicals generated an operating profit of $48.0 million and an operating profit margin of 12.1% for 2009 compared to $25.2 million and an operating profit margin of 4.8% for 2008. The increase in segment operating profit was due to lower raw material costs of $98.8 million, lower transportation and manufacturing costs and other cost reductions of $3.3 million, partially offset by lower pricing of $72.0 million, lower volumes of $12.0 million and asset write-offs of $0.7 million. Included in 2009 is a decrease in the LIFO reserve which increased income by $5.4 million.

Decorative Products

Decorative Products’ net sales decreased by 13.9% to $299.6 million in 2009 from $347.8 million in 2008, primarily due to decreased volumes of $61.4 million and $10.5 million of unfavorable foreign exchange rates, partially offset by improved pricing of $3.3 million and additional sales at the Decorative Products Asian businesses of $20.4 million. Commercial Wallcovering and Coated Fabrics net sales were $217.7 million during 2009 compared to $252.2 million in 2008. Net sales for the Decorative Laminates and Performance Films product line were $81.9 million during 2009 compared to $95.6 million in 2008.

Decorative Products’ gross profit was $68.9 million with a gross profit margin of 23.0% for 2009 compared to $69.7 million and a gross profit margin of 20.1% for 2008.

Decorative Products generated operating income of $1.6 million with an operating profit margin of 1.0% for 2009 compared to an operating loss of $6.5 million and an operating profit margin of (1.9)% in 2008. The improvement in 2009 was primarily due to improved profit at the Asian businesses of $9.8 million, lower raw material costs of $8.0 million, improved pricing of $3.3 million and lower health care, utilities, transportation and cost reductions of $5.6 million, partially offset by lower volume of $16.7 million, flood related costs, net of insurance proceeds, of $0.5 million and higher restructuring and severance charges of $2.1 million. Included in 2009 is a decrease in the LIFO reserve which increased income by $0.7 million.

Interest and Corporate

Interest expense decreased to $8.1 million in 2009 from $13.0 million in 2008. The lower interest expense in 2009 is primarily due to significantly lower debt levels and lower average interest rates.

Corporate expense increased to $13.6 million in 2009 from $7.7 million in 2008, primarily due to higher compensation expenses as a result of the increase in the Company’s stock price and the achievement of certain operating result metrics. Included in 2009 is a pension plan curtailment gain of $0.4 million and included in 2008 is a gain of $0.4 million related to a settlement with an insurer.

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

Selling, general and administrative expenses of $104.8 million in 2008 were $5.7 million, or 5.8% higher than 2007. The increase in 2008 was primarily due to $5.9 million of costs from the Decorative Products Asian businesses, partially offset by lower employee and professional service costs.

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

Performance Chemicals

Performance Chemicals’ net sales increased 9.7% to $521.6 million during 2008 compared to $475.3 million during 2007, driven by price increases of $81.1 million partially offset by lower volumes of $33.7 million and $1.1 million of unfavorable foreign exchange translation. Net sales for the Paper and Carpet Chemicals product line increased to $337.0 million during 2008 compared to $308.9 million during 2007. Net sales for the Specialty Chemicals product line increased to $184.6 million during 2008 compared to $166.4 million during 2007.

Performance Chemicals’ gross profit was $68.3 million with a gross profit margin of 13.1% for 2008 compared to $64.3 million and a gross profit margin of 13.5% for 2007.

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

Decorative Products

Decorative Products’ net sales increased by 28.7%, to $347.8 million, in 2008 from $270.2 million in 2007. Included in 2008 are $86.4 million of sales from the acquired Asian businesses. Commercial Wallcovering and Coated Fabrics net sales of $252.2 million during 2008 were $77.3 million higher than 2007, primarily due to the inclusion of the Asian sales and higher volume in European wallcovering, partially offset by lower volume in transportation, marine and unfavorable foreign exchange rates from the British Pound Sterling and the Euro. Net sales for the Decorative Laminates and Performance Films product line was $95.6 million during 2008 compared to $95.3 million during 2007.

Decorative Products’ gross profit was $69.7 million with a gross profit margin of 20.1% for 2008 compared to $76.0 million and a gross profit margin of 28.1% for 2007. Included in 2008 is gross profit of $5.2 million from the acquired Asian businesses.

Decorative Products incurred an operating loss of $6.5 million with an operating profit margin of (1.9)% for 2008 compared to an operating profit of $8.6 million and an operating profit margin of 3.2% in 2007. The decrease in 2008 was due to higher health care, utilities and transportation costs of $8.9 million, higher raw material costs of $7.7 million, lower volume of $4.4 million, Asian business losses of $3.4 million compared to equity income of $1.2 million last year and higher LIFO reserve charges of $1.7 million, partially offset by higher pricing of $5.8 million and lower manufacturing costs of $6.2 million. Decorative Products’ operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for 2008 were restructuring and severance charges of $0.5 million resulting primarily from workforce reductions. Those items for 2007 included $0.7 million for restructuring and severance charges.

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

The transaction was accounted for as a purchase. The results of operations of CPD, CGO and Taicang have been fully consolidated in the Company’s results of operations since January 1, 2008. Prior to August 1, 2009, the Company’s Decorative Products Asian subsidiaries’ results of operations were included in the Company’s consolidated financial statements on a one-month delay in order to facilitate timely reporting and consolidation. This one-month delay was eliminated due to process improvements during the third quarter of 2009. The Company believes that this change is preferable as it includes the results of the Asian businesses on a current basis. While a change to eliminate the previously existing reporting lag is considered a change in accounting principle, the Company has not retrospectively applied this change in accounting principle to prior periods since its impact to the consolidated balance sheets and related statements of operations and cash flows was immaterial for all periods. As a result of this change, the Company recognized additional net sales and net income of $8.0 million and $0.2 million, respectively, in the third quarter of 2009.

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

The unaudited pro forma effect of the acquisition of CPD, CGO and Taicang on the Company’s revenues, net loss and net loss per share, had the acquisition occurred on December 1, 2007 and 2006, respectively, is as follows:

	Year Ended November 30,
	2008	2007
	(Dollars in millions, except per share data)
Revenues	$888.1	$835.7
Net loss	$(2.9)	$(8.0)
Basic and diluted loss per share	$(.07)	$(.19)

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

(Dollars in millions)	2009	2008	2007
Cash provided by operating activities	$74.2	$17.6	$14.8
Cash provided by (used) in investing activities	$(9.0)	$(40.0)	$(2.4)
Cash provided by (used) in financing activities	$(44.2)	$35.0	$(26.5)

Cash provided by operating activities was $74.2 million in 2009, compared to $17.6 million and $14.8 million in 2008 and 2007, respectively. Cash provided by operations increased in 2009 primarily due to improved profitability and a decrease in working capital. Cash provided by operations increased in 2008 primarily due to the lower operating loss compared with 2007. Days Sales Outstanding (“DSO”) was 49.9 days during 2009 compared to 48.1 days during 2008. The increase was primarily due to the addition of the Decorative Products’ Asian businesses acquired, which have a longer collection period and extended terms.

Cash used in investing activities was $9.0 million in 2009, compared to $40.0 million in 2008 and $2.4 million in 2007. During the first quarter of 2008, the Company purchased the minority interests in its joint venture businesses for $28.0 million which was funded through borrowings under its revolving credit facility. During 2007, the Company used $12.3 million of restricted cash in connection with its debt redemption and refinancing, as described in Note M – Debt and Credit Lines. Additionally, the Company incurred $10.4 million of capital expenditures in 2009 compared to $14.8 million in 2008 and $16.2 million in 2007. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.

Cash used in financing activities was $44.2 million in 2009 primarily due to debt repayments. Cash provided by financing activities in 2008 was $35.0 million and cash used in 2007 was $26.5 million. Total debt was $144.1 million as of November 30, 2009, compared to $188.3 million as of November 30, 2008. Included in 2008 are borrowings of $29.0 million used to fund the purchase of the Decorative Products Asian businesses. Included in 2007 are costs associated with the Company’s debt refinancing including $9.8 million paid for premium and tender fees and $2.2 million paid for deferred financing costs incurred.

Debt

The Company’s total debt consists of the following:

	November 30,
(Dollars in millions)	2009	2008
Foreign subsidiaries borrowings	$1.8	$4.7
Term Loan B (interest at 2.8% – 7.7%)	142.3	143.9
Senior Revolving Credit Facility (interest at 1.5%)	—	39.7

	144.1	188.3
Less: current portion	3.3	6.2

Total long-term debt	$140.8	$182.1

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $1.5 million were paid in both 2009 and 2008 and the 2007 excess cash flow payment of $3.9 million was paid during 2008. The Company was not required to pay an excess cash flow payment for 2009 or 2008. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, $75 million, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of November 30, 2009. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At November 30, 2009, the Company was in compliance with this requirement with a ratio of 2.0 to 1.

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

On May 31, 2007, as required under the Term Loan, the Company entered into a 5-year fixed rate interest rate swap agreement with a notional amount of $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counterparty a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including the applicable margin of the Term Loan of 2.50%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same LIBOR base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. As of November 30, 2009 and 2008, the unrealized loss of the swap of $4.6 million and $3.7 million, respectively, was recognized as a non-current liability with a corresponding amount recognized in Accumulated Other Comprehensive Income (loss).

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base including a reserve, as calculated by the Lenders, for the Company’s interest rate swap (“interest rate swap reserve”). The interest rate swap reserve was $5.6 million at November 30, 2009. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $20 million during 2009 and averaged $56.4 million during the fourth quarter of 2009. The Company may request an additional increase in available borrowings under the Facility of an amount up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at November 30, 2009. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.00% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at November 30, 2009.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at November 30, 2009.

At November 30, 2009, the Company had $70.7 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At November 30, 2009, outstanding letters of credit under the Facility were $3.0 million, the interest rate swap reserve, for compliance purposes, was $5.6 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $62.1 million.

The effective interest rate on the Company’s debt was 4.5% and 6.2% for 2009 and 2008, respectively.

Foreign subsidiaries amounts due banks of $1.8 million are secured by equipment, building and land use rights of the foreign subsidiary. In addition, the Company has additional foreign credit facilities of $5.3 million, which are unused as of November 30, 2009, and a facility for the issuance of letters of credit and trust receipts of $4.5 million. Outstanding letters of credit on this facility were less than $0.1 million as of November 30, 2009.

Contractual Obligations

	Payments Due By Period
(Dollars in millions)	Total	Less Than 1 Year	2 — 3 Years	4 — 5 Years	More Than 5 Years
Long-term debt and amounts due banks(1)	$144.1	$3.3	$3.0	$137.8	$—
Interest payments on long-term debt(2)	33.5	7.9	15.7	9.9	—
Interest rate swap(3)	5.6	—	5.6	—	—
Operating leases	21.1	4.4	6.6	4.2	5.9
Purchase obligations	1.9	1.9	—	—	—
Pension funding obligations(4)	98.0	6.0	30.0	36.0	26.0
Other long-term liabilities	20.8	.1	7.3	6.5	6.9

Total	$325.0	$23.6	$68.2	$194.4	$38.8

(1)	Comprised of the Term Loan balance of $142.3 million and foreign debt of $1.8 million. See Debt.
(2)	Based on outstanding debt balances as of November 30, 2009 and estimated interest rates. As those are based on estimates, actual future payments may differ substantially.
(3)

As calculated by the counter-party as of November 27, 2009. The Company anticipates holding the interest rate swap until maturity and therefore, does not anticipate that it will be required to make a cash payment.

(4)	Payments are based on Company estimates and current funding laws. Actual results may differ substantially.

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2009, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, litigation, environmental reserves, pensions and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

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

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors and to reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $2.3 million and $2.4 million at November 30, 2009 and 2008, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with usage and sales levels over the last year to two years. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Decorative Products segment, was approximately $7.2 million at both November 30, 2009 and 2008.

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

E)    Pensions and Other Post-retirement Plans

The Company accounts for its pension and other post-retirement plans by recognizing in its balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The Company recognizes the change in the funded status of the plan in the year in which the change occurs through Accumulated Other Comprehensive Loss. Effective November 30, 2009, the Company adopted measurement date provisions which require that plan assets and obligation be measured as of the balance sheet date. Prior to 2009, the Company measured plan assets and obligations at August 31.

During the second quarter of 2009, with an effective date of June 1, 2009 for salaried employees and August 1, 2009 for its Mogadore, Ohio union employees, the Company suspended the accrual of future service benefits under its Consolidated Pension Plan. All benefits earned by affected employees through the effective dates have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document. As a result, during 2009, the Company recognized a net curtailment gain of $0.8 million.

As of November 30, 2009, included in Accumulated Other Comprehensive Loss was unrecognized prior service costs credits of $0.6 million and unrecognized actuarial loss of $77.3 million. The estimated net loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss and included in pension expense during 2010 are $4.1 million and $0.7 million, respectively. The estimated net gain and prior service cost for retiree medical plans that will be amortized from Accumulated Other Comprehensive Loss and included in other post-retirement credits during 2010 are $2.3 million and $0.3 million, respectively.

The most significant elements in determining the Company’s pension expense are the expected return on plan assets and the discount rate. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension (expense) income. The difference between this expected return and the actual return on plan assets is deferred and amortized over the estimated remaining service life of employees remaining in the plan. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension (expense) income.

The Company recorded non-cash pension expense of $2.8 million in 2009 and $5.0 million in 2008. Pension expense is calculated using the discount rate, as determined below, to discount plan liabilities at the prior year measurement date. Thus, the rates of 7.27% and 6.55% were used to calculate the pension expense in 2009 and 2008, respectively. The Company anticipates 2010 non-cash expense to be approximately $4.0 million using a discount rate of 6.05%. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by approximately $0.4 million.

The Company determined the discount rate used to discount the plan liabilities at the plan’s measurement date, which was November 30, 2009. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the measurement date. In estimating this rate, the Company considered rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates, as well as the net effect of other changes in actuarial assumptions and experience, have been recognized in Accumulated Other Comprehensive Loss.

With the lower yields in 2009, the Company determined the discount rate used to measure the defined benefit pension plan obligations as of November 30, 2009 should be decreased to a discount rate of 6.05% from a discount rate of 7.36% in 2008.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 8.0% for plan years 2009 and 2008. The measurement dates of November 30, 2009 and August 31, 2008 were used to determine these rates. A 25 basis point change in the assumed rate of return for assets would increase or decrease the assets by approximately $0.5 million and would increase or decrease pension expense by approximately $0.5 million. Pension plan assets are measured at fair value on the measurement date.

Based on current estimates of pension asset performance, interest rate, discount rate assumptions and credit balance, the Company anticipates it will be required under the Pension Protection Act of 2006, to make a contribution to its pension plan of approximately $6.0 million in 2010.

Factors that could alter future cash requirements and timing of any such cash equivalents are:

•	Investment returns which differ materially from the Company’s 8.0% return assumption.

•	Significant changes in interest rates, affecting the discount rate.

•

Opportunities to reduce future cash requirements by accelerating contributions ahead of the minimum required schedule. Voluntary contributions in excess of minimally required amounts may prevent the need for larger contributions in the future.

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

As of November 30, 2009, the Company had approximately $101.1 million of net deferred tax assets primarily related to domestic loss carryforwards, goodwill and indefinite lived intangible asset impairment losses, changes in pension liabilities, and other temporary differences for which a valuation allowance of $101.1 million has been provided. In addition, as of November 30, 2009, the Company had $0.9 million of net deferred tax liabilities related to the Decorative Products Asian businesses.

The Company, after considering the guidance in ASC 740-Income Taxes, decided to maintain its valuation allowance until it establishes further consistency in generating taxable income. Despite generating income in 2009, several factors, including market demand and volatile raw material costs, have in recent years resulted in losses and difficulty in predicting future taxable income.

Effective December 1, 2007, the Company utilizes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement.

The Company’s accounting policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expenses. Accrued interest and penalties were $0.9 million as of November 30, 2009.

G)    Share-Based Employee Compensation

The Company uses the fair value method of recording share-based payments, based on the grant date fair value.

While the Company regularly evaluates the use of share-based payments, its recent practice has been to issue fewer stock options than have been issued in the past, utilizing other forms of incentives such as restricted stock, which are required to be expensed using the fair value method. See Note P to the Company’s Consolidated Financial Statements for a further discussion of share-based payments.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2009 reflects reserves for environmental remediation efforts of $0.4 million.

Capital expenditures for projects related to environmental matters were $0.2 million in 2009, $1.1 million in 2008 and $1.2 million in 2007. During 2009, non-capital expenditures for environmental compliance and protection totaled $4.8 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $5.0 million and $5.1 million in years 2008 and 2007, respectively. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with historical expenditure levels.

Employee Matters

We employed approximately 2,320 employees at November 30, 2009 at offices, plants and other facilities located principally throughout the United States, United Kingdom and Asia. Approximately 380 or about 16% of our employees are covered by collective bargaining agreements of which 220 employees are covered by agreements that are due to expire in 2010. The Company would generally describe its relationship with employees as good. As a result of the economic slowdown occurring in the latter part of 2008 and early 2009, the Company has laid off approximately 230, or 9% of employees during fiscal 2009.

New Accounting Pronouncements

Effective December 1, 2009, the Company adopted authoritative guidance issued by the financial Accounting Standards Board (“FASB”) on business combinations. This guidance modifies the accounting for business combinations by requiring that assets acquired, liabilities assumed and contingent consideration arrangements be recorded at fair value on the date of acquisition. Pre-acquisition contingencies will generally be accounted for at fair value using purchase accounting. The guidance also requires that transaction costs be expensed as incurred, acquired research and development costs be capitalized as indefinite-lived intangible assets, and that requirements for exit and disposal activities be met at the acquisition date in order to be recognized as part of a restructuring plan in purchase accounting. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective December 1, 2009, the Company adopted authoritative guidance issued by FASB that changes the accounting and reporting for noncontrolling interest. This guidance requires noncontrolling interest to be classified as equity in the balance sheet. The income and comprehensive income attributable to noncontrolling interests, if any, is to be included in income and comprehensive income of the consolidating entity. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective September 1, 2009 the Company adopted authoritative guidance issued by FASB on interim disclosures about fair value of financial instruments. This guidance requires entities to provide disclosures about the fair value of financial instruments for interim reporting periods. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective September 1, 2009 the Company adopted authoritative guidance issued by FASB on the measurement of liabilities at fair value. This guidance requires that, when a quoted market price in an active market for the identical liability is not available, the fair value of a liability be measured using one or more of the listed valuation techniques that maximize the use of relevant observable inputs and minimizes the use of unobservable inputs. In addition, the guidance clarifies that when estimating the fair value of a liability, entities are not required to include a separate input or an adjustment to other inputs for the existence of a restriction that prevents the transfer of the liability. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective June 1, 2009, the Company adopted authoritative guidance issued by FASB on subsequent events. This guidance provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires entities to evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective December 1, 2008, the Company adopted authoritative guidance issued by FASB on disclosures about derivative instruments and hedging activities. This guidance applies to all derivative and hedging instruments and provides greater transparency through additional disclosures about derivative and hedging instruments. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective December 1, 2008, the Company adopted authoritative guidance issued by FASB on the determination of the useful life of intangible assets. This guidance modifies factors that should be considered when developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Forward Looking Statements

This Annual Report includes forward looking statements as defined by federal securities laws. Please refer to Item 1A. Risk Factors, beginning on page 8 of this Report which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note M of the Company’s Consolidated Financial Statements, the Company’s $150 Million Term Loan Credit Agreement (“Term Loan”), which matures in 2014, and Senior Secured Revolving Credit Facility (“Facility”), which matures in 2012, both have variable interest rates. Borrowings under the Term Loan were $142.3 million and there were no borrowings under the Facility as of November 30, 2009. The Company has one fixed rate interest rate swap agreement with a notional amount of $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 7.73%. The fair value of this swap was a loss of $4.6 million as of November 30, 2009. The weighted average effective interest rate of the Company’s outstanding debt was 4.5% as of November 30, 2009. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $0.2 million. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange risk primarily due to the European wallcovering business and the Asian businesses. As disclosed in Note G, the Company has experienced an accumulated loss of $1.4 million as of November 30, 2009 primarily due to the currency conversion of the British Pound Sterling. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate the future use of these financial instruments.

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

Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2009.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OMNOVA Solutions Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report titled “Management’s Assessment of Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, OMNOVA Solutions Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2009 and our report dated January 29, 2010 expressed an unqualified opinion thereon.

Akron, Ohio

January 29, 2010

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

January 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A, for the year ended November 30, 2009, the Company eliminated the lag in reporting the results of certain of its consolidated subsidiaries. Also, as discussed in Note B to the consolidated financial statements, effective November 30, 2009, the Company changed its method of accounting for its employee benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2010 expressed an unqualified opinion thereon.

Akron, Ohio

January 29, 2010

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

	Years Ended November 30,
	2009	2008	2007
	(Dollars in millions, except per share data)
Net Sales	$696.4	$869.4	$745.5
Cost of products sold	536.7	731.4	605.2

Gross profit	159.7	138.0	140.3
Selling, general and administrative	99.9	104.8	99.1
Depreciation and amortization	22.9	23.9	20.1
Fixed asset impairment	1.1	—	—
Restructuring and severance	2.1	.6	1.0
Interest expense	8.1	13.0	16.5
Equity earnings in affiliates, net	—	(.2)	(1.2)
Debt redemption expense	—	—	12.4
Other income, net	(2.3)	(2.1)	(.7)

	131.8	140.0	147.2

Income (loss) from continuing operations before income taxes	27.9	(2.0)	(6.9)
Income tax expense	1.7	.2	.1

Income (loss) from continuing operations	26.2	(2.2)	(7.0)
Discontinued Operations, Net of Tax:
Income from discontinued operations	—	—	.3

Net Income (Loss)	$26.2	$(2.2)	$(6.7)

Basic Income (Loss) Per Share:
Income (loss) from continuing operations	$.61	$(.05)	$(.17)
Income from discontinued operations	—	—	.01

Net income (loss) per share	$.61	$(.05)	$(.16)

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$.61	$(.05)	$(.17)
Income from discontinued operations	—	—	.01

Net income (loss) per share	$.61	$(.05)	$(.16)

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

	November 30,
	2009	2008
	(Dollars in millions, except per share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$41.5	$17.4
Accounts receivable, net	105.9	118.3
Inventories	37.5	46.1
Prepaid expenses and other	2.4	4.5
Deferred income taxes	—	1.5

Total Current Assets	187.3	187.8
Property, plant and equipment, net	141.9	153.7
Trademarks and other intangible assets, net	4.4	5.5
Deferred income taxes	1.2	—
Other assets	3.2	4.6

Total Assets	$338.0	$351.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$3.3	$6.2
Accounts payable	64.4	68.1
Accrued payroll and personal property taxes	16.4	13.0
Employee benefit obligations	2.6	3.2
Deferred income taxes	.9	—
Other current liabilities	4.0	3.4

Total Current Liabilities	91.6	93.9
Long-term debt	140.8	182.1
Postretirement benefits other than pensions	8.4	9.3
Pension liabilities	65.4	13.0
Deferred income taxes	.9	2.3
Other liabilities	15.8	14.4

Total liabilities	322.9	315.0
Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 44.5 million and 43.9 million shares issued as of November 30, 2009 and 2008, respectively	4.4	4.4
Additional contributed capital	314.1	311.8
Retained deficit	(219.9)	(245.4)
Treasury stock at cost; 0.1 million at November 30, 2009 and 2008	(.4)	(.6)
Accumulated other comprehensive loss	(83.1)	(33.6)

Total Shareholders’ Equity	15.1	36.6

Total Liabilities and Shareholders’ Equity	$338.0	$351.6

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended November 30, 2009, 2008 and 2007

(Dollars in millions)	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
2007
Balance November 30, 2006	$4.3	$311.5	$(236.6)	$(6.1)	$(24.6)	$48.5
Net loss			(6.7)			(6.7)	$(6.7)
Cumulative translation adjustment					3.4	3.4	3.4
Unrecognized loss on interest rate swap					(2.5)	(2.5)	(2.5)
Defined benefit pension plans:
Prior service costs					3.5	3.5	3.5
Net actuarial gain					16.3	16.3	16.3

Total comprehensive income							$14.0

Exercise of stock options and other		1.2				1.2
Common stock issuance				1.6		1.6

Balance November 30, 2007	$4.3	$312.7	$(243.3)	$(4.5)	$(3.9)	$65.3

2008
Net loss			(2.2)			(2.2)	$(2.2)
Cumulative translation adjustment					(13.0)	(13.0)	(13.0)
Unrecognized loss on interest rate swap					(1.2)	(1.2)	(1.2)
Defined benefit pension plans:
Prior service costs					.4	.4	.4
Net actuarial (loss)					(15.9)	(15.9)	(15.9)

Total comprehensive loss							$(31.9)

Exercise of stock options and other		(.9)				(.9)
Common stock issuance	.1		.1	3.9		4.1

Balance November 30, 2008	$4.4	$311.8	$(245.4)	$(.6)	$(33.6)	$36.6

2009
Effects of accounting change regarding pension plan measurement date change September 1 – November 30, 2008			(.6)		(.2)	(.8)	$(.2)
Net income			26.2			26.2	26.2
Cumulative translation adjustment					3.4	3.4	3.4
Unrecognized loss on interest rate swap					(.9)	(.9)	(.9)
Defined benefit pension plans:
Prior service costs					(.4)	(.4)	(.4)
Net actuarial gain (loss)					(51.4)	(51.4)	(51.4)

Total comprehensive loss							$(23.3)

Common stock issuance		2.3	(.1)	.2		2.4

Balance November 30, 2009	$4.4	$314.1	$(219.9)	$(.4)	$(83.1)	$15.1

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Years Ended November 30,
	2009	2008	2007
	(Dollars in millions)
Operating Activities
Net income (loss)	$26.2	$(2.2)	$(6.7)
Income from discontinued operations	—	—	(.3)

Income (loss) from continuing operations	$26.2	$(2.2)	$(7.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings in affiliates	—	(.2)	(1.2)
Loss (gain) on disposal of fixed assets	1.0	.1	(1.0)
Depreciation and amortization	22.9	23.9	20.1
Debt redemption expense	—	—	12.4
Non-cash stock compensation expense	2.3	2.4	3.0
Provision for uncollectible accounts	.7	1.0	.5
Provision for obsolete inventories	.8	.4	.4
Other	(.2)	(.2)	.2
Changes in operating assets and liabilities:
Accounts receivable	12.0	(1.7)	(7.6)
Inventories	8.5	(3.8)	2.8
Other current assets	2.2	1.7	.3
Current liabilities	(.7)	(11.5)	(7.3)
Other non-current assets	.1	.6	.8
Other non-current liabilities	(1.6)	7.1	(1.3)
Discontinued operations	—	—	(.3)

Net Cash Provided By Operating Activities	74.2	17.6	14.8
Investing Activities
Capital expenditures	(10.4)	(14.8)	(16.2)
Acquisitions of business, less cash acquired	—	(25.2)	—
Proceeds from insurance settlements	.8	—	—
Proceeds from asset dispositions	.6	—	1.5
Use of restricted cash	—	—	12.3

Net Cash Used By Investing Activities	(9.0)	(40.0)	(2.4)
Financing Activities
Proceeds from borrowings	514.2	728.6	689.3
Repayment of debt obligations	(555.5)	(691.1)	(708.1)
Short-term debt proceeds (payments), net	(2.9)	(2.8)	3.8
Cash paid for debt redemption and refinancing costs	—	—	(12.0)
Other financing activities	—	.3	.5

Net Cash (Used) Provided By Financing Activities	(44.2)	35.0	(26.5)
Effect of exchange rate changes on cash	3.1	(7.8)	.3

Net Increase (Decrease) In Cash and Cash Equivalents	24.1	4.8	(13.8)
Cash and cash equivalents at beginning of period	17.4	12.6	26.4

Cash and Cash Equivalents at End of Period	$41.5	$17.4	$12.6

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A—Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company uses the equity method to account for joint ventures.

Effective December 31, 2007, the Company purchased the minority interests in its joint venture businesses (as described in Note C). The 2008 consolidated results of operations include the results of operations for these subsidiaries on the equity method for two months (November and December 2007 prior to the purchase transaction) and full consolidation for ten months (January through October 2008).

Prior to August 1, 2009, the Company’s Decorative Products Asian subsidiaries’ results of operations were included in the Company’s consolidated financial statements on a one-month delay in order to facilitate timely reporting and consolidation. As a result of process improvements during the third quarter of 2009, this one-month delay was eliminated as it was no longer required in order to achieve timely consolidation. The Company believes that this change is preferable as it includes the results of the Asian businesses on a current basis. While a change to eliminate the previously existing reporting lag is considered a change in accounting principle, the Company has not retrospectively applied this change in accounting principle to prior periods since its impact to the consolidated balance sheets and related statements of operations and cash flows was immaterial for all periods. As a result of this change, the Company recognized additional net sales and net income of $8.0 million and $0.2 million, respectively, in the third quarter of 2009.

Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications—Certain prior years’ amounts have been reclassified to conform to current year presentation. The Company has revised its consolidated statements of cash flows to reflect non-cash stock compensation expense of $1.2 million and $2.1 million in 2008 and 2007, respectively, as cash flows from operations. These items were previously classified as cash flows from financing activities.

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

Research and Development Expense—Research and development costs, which were $8.2 million in 2009, $10.3 million in 2008 and $9.1 million in 2007, are charged to expense as incurred.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Financial Instruments and Fair Value Measurements—Financial assets and financial liabilities carried on the balance sheet include cash and deposits at financial institutions, trade receivables and payables, other receivables and payables, borrowings and derivative instruments. The accounting policies on recognition and measurement of these items are disclosed elsewhere in these financial statements. The Company is mainly exposed to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

Effective December 1, 2007, the Company measures financial assets and liabilities at fair value in three levels of inputs as follows:

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

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Decorative Products segment, was approximately $7.2 million at November 30, 2009 and 2008, respectively.

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

Intangible assets, such as customer lists, patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method over periods ranging from 3 to 30 years. Accumulated amortization of finite-lived intangible assets at November 30, 2009 and 2008 was $17.1 million and $15.9 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

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

Effective December 1, 2007, the Company utilizes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement.

The Company’s accounting policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expenses.

Accounting for Leases—Lease expense is recorded on a straight-line basis over the non-cancellable lease term, including any optional renewal terms that are reasonably expected to be exercised. Leasehold improvements related to these operating leases are amortized over the estimated useful life, or the non-cancellable lease term, whichever is shorter.

Share-Based Compensation—Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period).

Subsequent Events—The Company has evaluated all subsequent events from the date on the balance sheet through January 29, 2010, which represents the date these financial statements are being filed with the Securities and Exchange Commission. There were no material events or transactions occurring during this subsequent event reporting period, which requires recognition or disclosure in the financial statements.

New Accounting Pronouncements—Effective December 1, 2009, the Company adopted authoritative guidance issued by the financial Accounting Standards Board (“FASB”) on business combinations. This guidance modifies the accounting for

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note A—Significant Accounting Policies (Continued)

business combinations by requiring that assets acquired, liabilities assumed and contingent consideration arrangements be recorded at fair value on the date of acquisition. Pre-acquisition contingencies will generally be accounted for at fair value using purchase accounting. The guidance also requires that transaction costs be expensed as incurred, acquired research and development costs be capitalized as indefinite-lived intangible assets, and that requirements for exit and disposal activities be met at the acquisition date in order to be recognized as part of a restructuring plan in purchase accounting. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective December 1, 2009, the Company adopted authoritative guidance issued by FASB that changes the accounting and reporting for noncontrolling interest. This guidance requires noncontrolling interest to be classified as equity in the balance sheet. The income and comprehensive income attributable to noncontrolling interests, if any, is to be included in income and comprehensive income of the consolidating entity. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective September 1, 2009 the Company adopted authoritative guidance issued by FASB on interim disclosures about fair value of financial instruments. This guidance requires entities to provide disclosures about the fair value of financial instruments for interim reporting periods. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective September 1, 2009 the Company adopted authoritative guidance issued by FASB on the measurement of liabilities at fair value. This guidance requires that, when a quoted market price in an active market for the identical liability is not available, the fair value of a liability be measured using one or more of the listed valuation techniques that maximize the use of relevant observable inputs and minimizes the use of unobservable inputs. In addition, the guidance clarifies that when estimating the fair value of a liability, entities are not required to include a separate input or an adjustment to other inputs for the existence of a restriction that prevents the transfer of the liability. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective June 1, 2009, the Company adopted authoritative guidance issued by FASB on subsequent events. This guidance provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires entities to evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective December 1, 2008, the Company adopted authoritative guidance issued by FASB on disclosures about derivative instruments and hedging activities. This guidance applies to all derivative and hedging instruments and provides greater transparency through additional disclosures about derivative and hedging instruments. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective December 1, 2008, the Company adopted authoritative guidance issued by FASB on the determination of the useful life of intangible assets. This guidance modifies factors that should be considered when developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this guidance did not have a material impact on the financial statements of the Company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note B—Change in Pension Plan Measurement Date

Effective November 30, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to measurement of pension and other post-retirement benefit plans, which requires the Company to measure the assets and obligations of its pension and other post-retirement benefit plans as of the balance sheet date. Accordingly, during 2009 the Company changed the measurement date of its pension and other post-retirement benefit plans from August 31 to November 30 using the alternative method as prescribed in the guidance. The alternative method requires the Company to allocate net periodic pension cost for the 15 month period of September 1, 2008 – November 30, 2009 proportionately between 2008 and 2009. The amount allocated to 2008 will be recognized in 2009 as an adjustment to retained earnings as a change in accounting principle. The impact of this change on the Company’s financial statements was as follows:

	Prior to Change in Measurement Date	Effect of Change in Measurement Date	As Reported at November 30, 2009
	(Dollars in millions)
Non-Current Liabilities:
Pension liability	$64.8	$.6	$65.4

Post-retirement benefit other than pension	$8.2	$.2	$8.4

Shareholders’ Equity:
Retained earnings	$(219.3)	$(.6)	$(219.9)

Accumulated other comprehensive loss	$(82.9)	$(.2)	$(83.1)

The change in measurement date had no impact on the Company’s statements of operations or cash flows for 2009 or any other period presented and did not affect any financial covenants.

Note C—Purchase Transaction

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note C—Purchase Transaction (Continued)

The unaudited pro forma effect of the acquisition of CPD, CGO and Taicang on the Company’s revenues, net loss and net loss per share, had the acquisition occurred on December 1, 2007 and 2006, respectively, is as follows:

	Year Ended November 30,
	2008	2007
	(Dollars in millions, except per share amounts)
Revenues	$888.1	$835.7
Net loss	$(2.9)	$(8.0)
Basic and diluted loss per share	$(.07)	$(.19)

Note D—Restructuring and Severance

The following table is a summary of restructuring and severance charges for 2009, 2008 and 2007:

	2009	2008	2007
	(Dollars in millions)
Severance expense	$2.1	$.5	$1.0
Other exit costs	—	.1	—

	$2.1	$.6	$1.0

During 2009, the Company recognized restructuring and severance costs of $1.8 million in Decorative Products, $0.2 million in Performance Chemicals and $0.1 million at Corporate, related to workforce reduction actions. Employee headcount was reduced by 49 employees related to these actions. The Company expects these actions to be completed by the end of the first quarter of 2010.

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

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2008	2009		November 30, 2009
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$.1	$.2	$(.3)	$—
Decorative Products	.3	1.8	(2.1)	—
Corporate	—	.1	(.1)	—

Total	$.4	$2.1	$(2.5)	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note E—Discontinued Operations

During 2007, the Company completed all obligations associated with the 2006 sale of the Building Products business, including the payment of all exit costs. As a result, the Company reversed $0.3 million of estimated exit costs in 2007.

Note F—Earnings Per Share

A reconciliation of the numerator and denominator used in the basic and diluted earnings per share computations is as follows:

	Years Ended November 30,
	2009	2008	2007
	(Dollars in millions, except per share data)
Numerator
Income (loss) from continuing operations	$26.2	$(2.2)	$(7.0)
Income from discontinued operations	—	—	.3

Net income (loss)	$26.2	$(2.2)	$(6.7)

	(Shares in thousands)
Denominator
Denominator for basic income (loss) per share—weighted average shares outstanding	42,879	42,296	41,799
Effect of dilutive employee stock options	404	—	—

Denominator for diluted income (loss) per share—adjusted weighted average shares	43,283	42,296	41,799

	Years Ended November 30,
	2009	2008	2007
Basic and Diluted Income (Loss) Per Share:
Income (loss) from continuing operations	$.61	$(.05)	$(.17)
Income from discontinued operations	—	—	.01

Net income (loss)	$.61	$(.05)	$(.16)

Certain options to purchase common stock and unearned restricted stock of the Company were anti-dilutive and consisted of 3.2 million, 4.4 million and 2.8 million shares during 2009, 2008 and 2007, respectively. These potential shares were not included in the computation of dilutive per share amounts.

Note G—Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss are as follows:

	Years Ended November 30,
	2009	2008	2007
	(Dollars in millions)
Foreign currency translation adjustments	$(1.4)	$(4.8)	$8.2
Unrecognized loss on interest rate swap	(4.6)	(3.7)	(2.5)
Employee benefit plans	(77.1)	(25.1)	(9.6)

Accumulated other comprehensive loss	$(83.1)	$(33.6)	$(3.9)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note G—Accumulated Other Comprehensive Loss (Continued)

The amounts included in Accumulated Other Comprehensive Loss during 2009 and 2008 relating to the Company’s employee benefit plans were as follows:

	Pension
	Domestic	Foreign	Health Care	Total
	(Dollars in millions)
2009
Net Actuarial (Loss) Gain
Net actuarial (loss) gain incurred during the period	$(50.9)	$(.1)	$.5	$(50.5)
Amortization included in net periodic expense (income)	1.6	(.1)	(2.4)	(.9)
Change in measurement date	.3	—	(.6)	(.3)

Net change in net actuarial gain	$(49.0)	$(.2)	$(2.5)	$(51.7)

Prior Service Cost
Amortization included in net periodic expense (income)	$(.1)	$—	$(.3)	$(.4)
Change in measurement date	.1	—	—	.1

Net change in prior service costs	$—	$—	$(.3)	$(.3)

2008
Net Actuarial (Loss) Gain
Net actuarial (loss) gain incurred during the period	$(18.5)	$1.0	$1.4	$(16.1)
Amortization included in net periodic expense (income)	2.7	—	(2.5)	.2

Net change in net actuarial gain	$(15.8)	$1.0	$(1.1)	$(15.9)

Prior Service Cost
Amortization included in net periodic expense (income)	$.6	$—	$(.2)	$.4

Net change in prior service costs	$.6	$—	$(.2)	$.4

Note H—Income Taxes

	Years Ended November 30,
	2009	2008	2007
	(Dollars in millions)
Income Tax Expense
Current
U.S. federal	$.3	$—	$—
State and local	.2	—	—
Foreign	1.7	—	.1

	2.2	—	.1
Deferred
U.S. federal	—	—	—
State and local	—	.2	—
Foreign	(.5)	—	—

	(.5)	.2	—

Income Tax Expense	$1.7	$.2	$.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note H—Income Taxes (Continued)

One of the Company’s foreign subsidiaries, OMNOVA Decorative Products Taicang, currently enjoys a tax holiday in China that will expire at the end of 2010. The impact of this tax holiday reduced the Company’s tax expense by approximately $0.4 million.

	Years Ended November 30,
	2009	2008	2007
Effective Income Tax Rate
Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
(Recognized) Unrecognized net operating loss	(27.9)	25.8	34.7
Foreign taxes	.3	4.9	.8
Uncertain tax positions	(2.7)	2.8	—
State taxes	.7	7.2	—
Other, net	1.0	.7	.2

Effective Income Tax Rate	6.4%	6.4%	.7%

Deferred Taxes

	November 30,
	2009		2008
	Assets	Liabilities	Assets	Liabilities
	(Dollars in millions)
Accrued estimated costs	$15.1	$—	$13.3	$—
Goodwill and intangible assets	20.3	—	26.0	—
Depreciation	—	13.3	—	15.4
Pension	24.8	—	4.8	—
NOL’s and other carryforwards	52.0	—	52.8	—
Post-retirement employee benefits	3.4	—	4.8	—
Other	—	1.8	1.0	—
Valuation allowance	(101.1)	—	(88.1)	—

Deferred Taxes	$14.5	$15.1	$14.6	$15.4

As of November 30, 2009, the Company had approximately $131.8 million of domestic federal net operating losses carryforwards (NOLC’s) and $147.4 million of state and local NOLC’s and $0.8 million of foreign tax credit carryforwards. The majority of the federal, state and local NOLC’s expire in the years 2021 through 2030 while the foreign tax credit carryforwards expire between 2010 and 2017. The U.S. domestic pretax income (loss) was $20.3 million, $0.2 million and $(6.6) million in 2009, 2008 and 2007, respectively. As of November 30, 2009, the Company had approximately $19.8 million of foreign NOLC’s with an indefinite carryforward period. Pretax income (loss) of foreign subsidiaries was $7.6 million, $(2.2) million and $(0.4) million in 2009, 2008 and 2007, respectively. No cash was paid during 2007 for income taxes. Cash paid for income taxes in 2009 and 2008 was $1.0 million and $0.9 million, respectively, and related primarily to federal AMT, state and foreign income taxes.

The net increase in the valuation allowance was $13.0 million in 2009, primarily due to increases in deferred tax assets relating to changes in the pension liability. The valuation had a net increase of $2.8 million in 2008 and a net decrease of $6.5 million in 2007. The Company, after considering the guidance in ASC 740—Income Taxes, decided to maintain its valuation allowance until it establishes further consistency in producing taxable income. Despite generating income in 2009, several factors including market demand and volatile raw material costs have in recent years resulted in losses and difficulty in predicting future taxable income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note H—Income Taxes (Continued)

At November 30, 2009, the total unrecognized tax benefits were $8.4 million, which included $0.9 million of penalties and interest. Of the total, $2.7 million would, if recognized, impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

(Dollars in millions)
Opening balance December 1, 2008	$7.1
Additions based on tax positions related to the current year	1.1
Settlements and reductions	(1.0)
Currency translation effects	.3

Closing balance November 30, 2009	$7.5

In 2008, as a result of the purchase transaction described in Note C, the Company recognized $2.1 million of unrecognized tax benefits and $1.0 million of accrued interest and penalties related to the acquired businesses.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. For the year 2009, the Company recognized in income tax expense interest and penalties due to tax authorities of $0.1 million.

During the next twelve months, the Company does not expect its unrecognized tax benefit, including penalties and interest, to decrease due to the expiration of any statutes of limitation. However, additional unrecognized tax benefits could arise that would change such estimate.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2003.

Note I—Accounts Receivable

The Company’s accounts receivable are generally unsecured. There is one customer who represented approximately 10.5% of the Company’s net trade receivables at November 30, 2009 and 2008. The allowance for doubtful accounts was $2.3 million and $2.4 million at November 30, 2009 and 2008, respectively. Write-offs of uncollectible accounts receivable totaled $0.8 million, $0.6 million and $0.5 million in 2009, 2008 and 2007, respectively. The provision for bad debts totaled $0.8 million, $1.1 million and $0.1 million in 2009, 2008 and 2007, respectively.

Note J—Inventories

	November 30,
	2009	2008
	(Dollars in millions)
Raw materials and supplies	$25.9	$29.3
Work-in-process	3.9	3.9
Finished products	41.7	52.8

Acquired cost of inventories	71.5	86.0
Excess of acquired cost over LIFO cost	(26.8)	(32.7)
Obsolescence reserves	(7.2)	(7.2)

Inventories	$37.5	$46.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note J—Inventories (Continued)

Inventories valued using the LIFO method represented approximately $44.9 million or 63% and $53.3 million or 62% of inventories at November 30, 2009 and 2008, respectively. During 2009, inventory quantities declined in the Performance Chemicals and Decorative Products segments resulting in a partial liquidation of LIFO inventory layers carried at lower costs prevailing in prior years compared to the costs of current year purchases. The effect of this partial liquidation decreased cost of products sold by $0.5 million and $1.2 million for Performance Chemicals and Decorative Products, respectively. During 2008, inventory quantities in the Performance Chemicals segment declined resulting in a partial liquidation of LIFO layers which decreased cost of products sold by $0.3 million. During 2007, inventory quantities in both the Performance Chemicals and Decorative Products segments declined resulting in partial liquidation of LIFO inventory layers. The effect of the partial liquidation decreased cost of products sold by $4.5 million in 2007.

Note K—Property, Plant and Equipment, Net

	November 30,
	2009	2008
	(Dollars in millions)
Land	$8.0	$7.8
Building and improvements	103.8	101.0
Machinery and equipment	402.7	395.6
Construction in progress	6.8	9.9

	521.3	514.3
Accumulated depreciation	(379.4)	(360.6)

Property, Plant and Equipment, Net	$141.9	$153.7

Depreciation expense was $21.8 million, $22.0 million and $18.6 million in 2009, 2008 and 2007, respectively. Included in depreciation and amortization expense is $17.6 million, $17.7 million and $14.7 million in 2009, 2008 and 2007, respectively, related to depreciation of manufacturing facilities and equipment.

As of November 30, 2009 and 2008, the Company had $3.0 million and $4.6 million, respectively, of unamortized software costs included in machinery and equipment, primarily related to an Enterprise Resource Program (ERP) system, which the Company began implementing during 2005. Amortization expense of software costs was $1.7 million, $1.5 million and $1.1 million in 2009, 2008 and 2007, respectively. The Company is amortizing these costs over five years.

During 2009, the Company recorded asset impairment charges of $1.1 million related to assets that will no longer be utilized by the Company due to moving certain production to other facilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note L—Other Intangible Assets

As of November 30, 2009 and 2008, the Company had no indefinite lived intangible assets or goodwill.

The following table summarizes finite lived intangible assets as of November 30, 2009 and 2008:

	November 30, 2009		November 30, 2008
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
	(Dollars in millions)
Finite lived intangible assets
Patents	$7.9	$.3	$7.9	$1.0
Trademarks	5.8	.1	5.8	.2
Technical know-how	2.6	1.4	2.6	1.5
Customer lists	1.4	1.1	1.4	1.3
Other	3.8	1.5	3.7	1.5

	$21.5	$4.4	$21.4	$5.5

Amortization expense for finite lived intangible assets was $1.1 million, $1.9 million and $1.5 million for the years ended November 30, 2009, 2008 and 2007, respectively, and is estimated to be approximately $0.7 million in 2010 progressively decreasing to $0.3 million in 2014.

Note M—Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	November 30,
(Dollars in millions)	2009	2008
Term Loan B–current portion	$1.5	$1.5
Foreign subsidiaries borrowings (interest at 5.8% - 7.5%)	1.8	4.7

Total	$3.3	$6.2

Foreign subsidiaries’ borrowings are secured by equipment, buildings and land use rights of the foreign subsidiaries. In addition, the Company has additional foreign credit facilities of $5.3 million, which are unused as of November 30, 2009, and a facility for the issuance of letters of credit of $4.5 million. Outstanding letters of credit on this facility were less than $0.1 million at November 30, 2009.

The Company’s long-term debt consists of the following:

	November 30,
(Dollars in millions)	2009	2008
Term Loan B (interest at 2.8% - 7.7%)	$142.3	$143.9
Senior Revolving Credit Facility (interest at 1.5%)	—	39.7

	142.3	183.6
Less: current portion	1.5	1.5

Total long-term debt	$140.8	$182.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Debt and Credit Lines (Continued)

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. Required principal payments of $1.5 million were paid in both 2009 and 2008 and the 2007 excess cash flow payment of $3.9 million was paid during 2008. The Company was not required to pay an excess cash flow payment for 2009 or 2008. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, $75 million, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of November 30, 2009. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At November 30, 2009, the Company was in compliance with this requirement with a ratio of 2.0 to 1.

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

On May 31, 2007, as required under the Term Loan, the Company entered into a 5-year fixed rate interest rate swap agreement with a notional amount of $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counterparty a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including the applicable margin of the Term Loan of 2.50%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same LIBOR base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. As of November 30, 2009 and 2008, the unrealized loss of the swap of $4.6 million and $3.7 million, respectively, was recognized as a non-current liability with a corresponding amount recognized in Accumulated Other Comprehensive Income (loss).

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base including a reserve, as calculated by the Lenders, for the Company’s interest rate swap (“interest rate swap reserve”). The interest rate swap reserve was $5.6 million at November 30, 2009. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note M—Debt and Credit Lines (Continued)

Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $20 million during 2009 and averaged $56.4 million during the fourth quarter of 2009. The Company may request an additional increase in available borrowings under the Facility of an amount up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at November 30, 2009. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.00% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at November 30, 2009.

The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at November 30, 2009.

At November 30, 2009, the Company had $70.7 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At November 30, 2009, outstanding letters of credit under the Facility were $3.0 million, the interest rate swap reserve, for compliance purposes, was $5.6 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $62.1 million.

The fair value of the Company’s long-term debt at November 30, 2009 approximated $114.7 million which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

The effective interest rate on the Company’s U.S. debt was 4.5% and 6.2% for 2009 and 2008, respectively.

Cash paid for interest was $6.9 million, $12.2 million and $25.0 million for 2009, 2008 and 2007, respectively.

Note N—Employee Benefit Plans

Post-Retirement Benefits

Pension Plans—The Company has a defined benefit pension plan which covers substantially all U.S. based salaried and hourly employees hired prior to December 1, 2004. The accrual of all future benefits for this plan were frozen as of June 1, 2009 for all salary and non-union hourly employees and August 1, 2009 for the Mogadore union employees. Normal retirement age is generally 65, but certain plan provisions allow for earlier retirement. The Company’s funding policy is consistent with the funding requirements of federal law. The pension plan provides for pension benefits, the amounts of which are calculated under formulas principally based on average earnings and length of service for salaried employees and under negotiated non-wage based formulas for union hourly employees.

Contributions were neither required nor made in 2009, 2008 and 2007 because the Company’s plan was adequately funded, using assumed returns. The Company anticipates that it will be required, under the Pension Protection Act of 2006, to make a contribution to its pension plan of approximately $6.0 million in 2010. Estimated future benefit payments from the pension trust are as follows: 2010—$13.7 million, 2011—$14.1 million, 2012—$14.6 million, 2013—$14.8 million, 2014—$15.0 million, 2015 through 2020— $80.1 million.

The Company’s non-qualified, unfunded pension plan had an accumulated benefit obligation and projected benefit obligation of $3.4 million each as of November 30, 2009 and $2.4 million and $3.4 million, respectively, as of November 30, 2008.

As of November 30, 2009, the Company recognized a non-current liability of $62.1 million for the unfunded status of its defined benefit pension plan and a liability of $3.4 million for its unfunded non-qualified pension plan, of which $3.3 million

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note N—Employee Benefit Plans (Continued)

was non-current. As of November 30, 2008, the Company recognized $9.4 million for the unfunded status of its defined benefit pension plan and a liability for the unfunded status of its non-qualified pension plan of $3.4 million. The Company also recognizes in Accumulated Other Comprehensive Loss the prior service cost and net actuarial loss of these plans. Future changes to the funded status of these plans are recognized in the year in which the change occurs through other comprehensive income.

The Company anticipates non-cash pension expense to be approximately $4.0 million in 2010.

Health Care Plans—The Company provides retiree medical plans for certain active and retired employees. The plans generally provide for cost sharing in the form of retiree contributions, deductibles and coinsurance between the Company and its retirees, and a fixed cost cap on the amount the Company pays annually to provide future retiree medical coverage. These post-retirement benefits are unfunded and are accrued by the date the employee becomes eligible for the benefits. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments.

Because the Company’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2009 and would have no effect on the aggregate of the service and interest components of the net periodic cost.

Estimated future benefit payments for the retiree health care plans are as follows: 2010—$1.4 million, 2011—$1.4 million, 2012—$1.3 million, 2013—$1.2 million, 2014—$1.2 million, 2015 through 2019—$5.4 million. Additionally, the Company expects to receive Medicare Part D subsidies to partially offset the estimated future benefit payments of approximately $0.2 million in each of 2010, 2011, 2012, 2013 and 2014 and a cumulative total of $1.2 million for 2015 through 2016.

The Company recognized a liability of $9.6 million and $10.7 million as of November 30, 2009 and 2008, respectively, for the unfunded status of its retiree medical plans of which $8.4 million and $9.3 million, respectively, are reported as non-current. The current portion of the retiree health care plan was $1.2 million and $1.4 million as of November 30, 2009 and 2008, respectively. Additionally, the Company recognized in Accumulated Other Comprehensive Loss the prior service cost and net actuarial gain of these plans. Future changes to the unfunded status of these plans are recognized in the year in which the change occurs through other comprehensive income (loss).

In April 2007, the Company amended its retiree medical health care plan limiting salaried employee participation to those salaried employees who were eligible to retire as of March 31, 2007 and who retired by December 31, 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note N—Employee Benefit Plans (Continued)

The Company expects to record non-cash retiree medical health care income of approximately $1.9 million in 2010.

Changes in benefit obligations and plan assets are as follows:

	Pension Plans		Health Care Plans
	2009	2008	2009	2008
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$202.2	$211.1	$11.1	$12.9
Change in measurement date	1.5	—	.2	—
Service cost	2.8	4.2	.1	.1
Interest cost	14.2	13.4	.7	.8
Curtailment	(8.4)	—	—	—
Actuarial loss (gain)	30.3	(14.3)	(.5)	(1.5)
Benefits paid net of retiree contributions	(13.4)	(12.2)	(2.0)	(1.2)

Benefit Obligation at End of Year	$229.2	$202.2	$9.6	$11.1

Change in Plan Assets
Fair value of plan assets at beginning of year	$189.4	$218.4	$—	$—
Change in measurement date	(3.1)	—	—	—
Actual return on assets	(9.3)	(16.9)	—	—
Employer contributions	.1	.1	2.0	1.3
Participant contributions	—	—	—	—
Benefits and expenses paid net of retiree contributions	(13.4)	(12.2)	(2.0)	(1.3)

Fair Value of Plan Assets at End of Year	$163.7	$189.4	$—	$—

Funded Status at August 31		$(12.8)		$(11.1)
Benefits paid September 1 to November 30		—		.4

Funded Status at November 30	$(65.5)	$(12.8)	$(9.6)	$(10.7)

Amounts Recognized in the Consolidated Balance Sheets
Current liability	$(.1)	$(.1)	$(1.2)	$(1.4)
Non-current liability	(65.4)	(12.7)	(8.4)	(9.3)

Net Amount Recognized	$(65.5)	$(12.8)	$(9.6)	$(10.7)

As of November 30, 2009 and 2008, the amounts included in Accumulated Other Comprehensive Loss that have not yet been recognized in net periodic benefit cost consist of:

	Pension Plans		Health Care Plans
	2009	2008	2009	2008
	(Dollars in millions)
Net actuarial (loss) gain	$(101.6)	$(52.7)	$24.3	$26.8
Prior service (costs) credit	$(2.1)	$(2.1)	$1.5	$1.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note N—Employee Benefit Plans (Continued)

Net Periodic Benefit Cost

	Pension Plans			Health Care Plans
	2009	2008	2007	2009	2008	2007
	(Dollars in millions)
Net Periodic Benefit Cost
Service costs for benefits earned	$2.8	$4.2	$3.7	$.1	$.1	$.2
Interest costs on benefit obligation	14.2	13.4	12.4	.7	.8	1.0
Amortization of prior service costs	.7	.7	.8	(.3)	(.3)	(.2)
Assumed return on plan assets	(15.7)	(15.9)	(15.1)	—	—	—
Amortization of net loss (gain)	1.6	2.6	3.6	(2.4)	(2.5)	(2.5)
Curtailment gain	(.8)	—	—	—	—	—

Total	$2.8	$5.0	$5.4	$(1.9)	$(1.9)	$(1.5)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income
Net (loss) gain	$(50.9)	$(18.5)	$11.1	$.5	$1.4	$4.1
Prior service credit	(.8)	—	—	—	—	2.9

Total recognized in other comprehensive (loss) income	(51.7)	(18.5)	11.1	.5	1.4	7.0
Change in measurement date	.4	—	—	(.6)	—	—
Amortization of net loss	1.6	2.7	3.6	(2.4)	(2.5)	(2.5)
Amortization prior service cost	.7	.6	.8	(.3)	(.2)	(.2)

Total recognized in net periodic benefit cost and other comprehensive (loss) income	$(49.0)	$(15.2)	$15.5	$(2.8)	$(1.3)	$4.3

The estimated net loss and prior service cost for defined benefit pension plans that will be amortized from Accumulated Other Comprehensive Loss during 2010 are $4.1 million and $0.7 million, respectively. The estimated net gain and prior service cost for retiree medical plans that will be amortized from Accumulated Other Comprehensive Loss during 2010 are $2.3 million and $0.3 million, respectively.

During the second quarter of 2009, with an effective date of June 1, 2009 for salaried employees and August 1, 2009 for its Mogadore, Ohio union employees, the Company suspended the accrual of future service benefits under its Consolidated Pension Plan. All benefits earned by affected employees through the effective dates have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document. As a result, during 2009, the Company recognized a net curtailment gain of $0.8 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note N—Employee Benefit Plans (Continued)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $225.8 million and $192.1 million at November 30, 2009 and 2008, respectively.

	Pension Plans			Health Care Plans
	2009	2008	2007	2009	2008	2007
Weighted Average Assumptions
Discount rate used for liability determination	6.05%	7.36%	6.55%	6.05%	7.36%	6.55%
Discount rate used for expense determination(1)	7.27%	6.55%	6.15%	7.36%	6.55%	6.15%
Current trend rate for health care costs	N/A	N/A	N/A	8.4%	10.0%	10.5%
Ultimate trend rate for health care costs	N/A	N/A	N/A	4.5%	5.0%	5.0%
Year reached	N/A	N/A	N/A	2028	2018	2018
Measurement date	11/30	8/31	8/31	11/30	8/31	8/31
Assumed long-term rate of return on plan assets	8.0%	8.0%	8.0%	N/A	N/A	N/A
Annual rates of salary increase	4.0%	4.0%	4.0%	N/A	N/A	N/A

(1)	The rate for the first half of 2009 was 7.36% and the rate of the second half as a result of the curtailment was 7.17%, which resulted in a weighted-average rate for the year of 7.27%.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized investment ratings agency. The decrease in the discount rate in 2009 is due to lower yields for these types of investments.

The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance.

Plan assets consist principally of common stocks and government and corporate debt obligations. Asset allocation at November 30, 2009 and 2008, target allocation for 2009 and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2009	Percentage of Plan Assets At November 30,		Weighted- Average Expected Long-Term Rate Of Return
		2009	2008
Equity securities	50%	48%	55%	4.8%
Debt securities	23%	23%	27%	1.2%
Other	27%	29%	18%	2.0%

Total	100%	100%	100%	8.0%

Included in Other are short-term money funds, real estate investments and hedge funds.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan were based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. All Company contributions are made with Company stock. The Company suspended the Company match provisions of this plan for all salaried employees between November 7, 2008 and August 14, 2009. The non-cash cost of this plan for the Company was approximately $1.2 million in 2009, $1.2 million in 2008 and $2.1 million in 2007. The defined contribution 401(k) plan contained approximately 1.9 million and 2.2 million shares of the Company’s common stock at November 30, 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note N—Employee Benefit Plans (Continued)

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of the plan for the Company was approximately $0.6 million in 2009 and $0.8 million in both 2008 and 2007.

As noted above, in years prior to 2009, the Company measured the fair value of pension plan assets and liabilities as of August 31. If the Company had used November 30, 2008 as the measurement date, the pro forma discount rate would have been 7.85% and the pro forma unfunded liability would have been $52.5 million. The increase in the unfunded liability is due to a decline in the fair value of the pension plan assets partially offset by the increase in the discount rate.

Statutory Severance Payment Obligation—The Company is required by Thailand labor law to pay statutory severance to employees who leave employment at their retirement age or are terminated by the Company without cause. Severance payments range from one month to ten months of the employee’s salary, based on service levels. Funding of this plan is not required. Payments are made when the employee is entitled to receive payment. The Company recognizes a liability for the benefit obligation based on actuarial assumptions in effect at the end of each year. The liability at November 30, 2009 and 2008 and amounts paid under this obligation during 2009 and 2008 were not significant. However, due to a reduction in workforce during 2009, the Company recognized a curtailment gain of $0.1 million during 2009.

Note O—Contingencies and Commitments

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

The Company leases certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $4.0 million in 2009, $4.7 million in 2008 and $4.5 million in 2007. Future minimum commitments at November 30, 2009 for non-cancelable operating leases were $21.1 million with annual amounts of $4.4 million in 2010, $3.9 million in 2011, $2.8 million in 2012, $2.2 million in 2013 and $7.9 million for leases after 2013.

Note P—Share-Based Compensation Plans

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. The second amendment to the Plan, which was approved by shareholders on March 22, 2007, also

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note P—Share-Based Compensation Plans (Continued)

added a fungible share design, changed share counting provisions and dividend rights, added additional metrics to management objectives and other administrative changes. As of November 30, 2009, approximately 0.6 million shares of Company common stock remained available for grants under the Plan.

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

For stock options, the fair value calculation is estimated using a Black-Scholes based option valuation model. For restricted stock grants, which consist of the Company’s common stock, the fair value is equal to the market price of the Company’s stock on the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

A summary of the Company’s stock option activity and related information for the years ended 2009, 2008 and 2007 is as follows:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,339,611	$6.72	3,825,332	$7.57	4,510,111	$7.82
Granted	1,000	$1.25	—	$—	1,000	$6.23
Forfeited or expired	(683,975)	$8.30	(485,721)	$13.42	(672,592)	$9.31
Exercised	(42,175)	$5.67	—	$—	(13,187)	$4.19

Outstanding at end of year	2,614,461	$6.32	3,339,611	$6.72	3,825,332	$7.57

The weighted average grant date fair value of options granted was $0.76 and $3.05 during 2009 and 2007, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note P—Share-Based Compensation Plans (Continued)

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2009 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$0.00 — $4.99	644,875	$4.14	3.1	644,125	$4.14
$5.00 — $5.99	466,225	$5.23	1.5	466,225	$5.23
$6.00 — $6.99	310,050	$6.51	1.2	309,800	$6.51
$7.00 — $7.99	559,760	$7.50	.2	559,760	$7.50
$8.00 — $8.99	633,551	$8.20	2.3	633,551	$8.20

Total	2,614,461	$6.32	1.8	2,613,461	$6.32

There were 3,337,861 and 3,816,457 stock options exercisable with weighted average prices of $6.72 and $7.57 at November 30, 2008 and 2007, respectively.

A summary of the Company’s restricted stock activity and related information for the years ended November 30, 2009, 2008 and 2007 is as follows:

	2009		2008		2007
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	1,079,524	$4.43	576,024	$5.84	376,576	$5.50
Granted	610,550	$2.68	559,250	$3.02	291,320	$6.12
Vested	(264,904)	$5.55	(6,000)	$5.74	(87,872)	$5.36
Forfeited	(30,600)	$4.28	(49,750)	$4.87	(4,000)	$5.62

Non-vested at end of year	1,394,570	$3.45	1,079,524	$4.43	576,024	$5.84

No tax benefits are recognized currently for the granting of share-based compensation arrangements because it is more likely than not that such benefit will not be realized.

Compensation expense for all share-based payments, included in general and administrative expense, was $1.6 million, $1.2 million and $0.9 million during 2009, 2008 and 2007, respectively.

As of November 30, 2009, there was $2.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements to be amortized over the next 2.0 years.

The intrinsic value of stock options exercised during both 2009 and 2007 was $0.1 million. No stock options were exercised during 2008.

Cash received from options exercised was $0.1 million during both 2009 and 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Business Segment Information

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

Effective March 2009, the Company realigned product lines in its Decorative products segment to integrate cross-functional business team structures. The Contract Interiors and Coated Fabric lines were combined into the Commercial Wallcovering and Coated Fabrics product line and Performance Film products were moved from Coated Fabrics and combined with Laminates into the Decorative Laminates and Performance Films product line. All prior period amounts have been reclassified to conform to current year presentation.

The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, oil and gas drilling, adhesives, paper tape, tire cord, floor polish, textiles, graphic arts, plastic parts and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance.

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as hygiene component products, engine filters, resilient flooring underlay, roofing mat, shoe components and commercial scrub pads), floor polish, paper tape, adhesives, tire cord, textiles, oil field services, construction and plastic part coatings.

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

The Decorative Products segment consists of two product lines. The Commercial Wallcovering and Coated Fabrics product line includes wallcovering and upholstery used in refurbishment and new construction applications for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture and automotive soft top covers. The Decorative Laminates and Performance Films product line applications include kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, consumer electronics and a variety of industrial film applications.

The Company’s operations are located primarily in the United States, United Kingdom, China and Thailand. There was no single customer that accounted for more than 10% of the Company’s consolidated net sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Business Segment Information (Continued)

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

Segment operating profit for 2009, 2008 and 2007 was impacted by a number of items which were discussed earlier in this Annual Report. Management excludes certain of these items when evaluating the results of the Company’s segments. These items for 2009 include restructuring and severance of $2.0 million, asset impairment charges of $1.1 million, flood-related costs of $0.5 million, pension plan curtailment gains of $0.5 million and other items of $0.4 million; for 2008 include restructuring, severance and asset write-offs of $0.6 million; and for 2007, restructuring and severance charges of $0.8 million and a gain on a building sale of $0.7 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Business Segment Information (Continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated income (loss) from continuing operations before income taxes.

	2009	2008	2007
	(Dollars in millions)
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$249.2	$337.0	$308.9
Specialty Chemicals	147.6	184.6	166.4

Total Performance Chemicals	$396.8	$521.6	$475.3

Decorative Products
Commercial Wallcovering and Coated Fabrics	$217.7	$252.2	$174.9
Decorative Laminates and Performance Films	81.9	95.6	95.3

Total Decorative Products	$299.6	$347.8	$270.2

Total Net Sales	$696.4	$869.4	$745.5

Segment Operating Profit (Loss)
Performance Chemicals	$48.0	$25.2	$23.8
Decorative Products	1.6	(6.5)	8.6

Total segment operating profit	$49.6	$18.7	$32.4
Interest expense	(8.1)	(13.0)	(16.5)
Corporate expense	(13.6)	(7.7)	(10.4)
Debt redemption expense	—	—	(12.4)

Income (Loss) From Continuing Operations Before Income Taxes	$27.9	$(2.0)	$(6.9)

Total Assets
Performance Chemicals	$136.9	$148.3	$144.1
Decorative Products	179.8	191.2	159.1
Corporate	21.3	12.1	23.2

	$338.0	$351.6	$326.4

Equity Investments
Decorative Products	$—	$—	$22.2

Capital Expenditures
Performance Chemicals	$5.3	$7.5	$7.9
Decorative Products	4.7	5.9	5.2
Corporate	.4	1.4	3.1

	$10.4	$14.8	$16.2

Depreciation and Amortization
Performance Chemicals	$9.9	$11.0	$11.1
Decorative Products	12.7	12.5	8.7
Corporate	.3	.4	.3

	$22.9	$23.9	$20.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note Q—Business Segment Information (Continued)

GEOGRAPHIC INFORMATION

	2009	2008	2007
	(Dollars in millions)
Net Sales
United States	$495.5	$661.6	$632.4
United States export sales	26.7	26.3	33.2
Europe	64.2	79.9	77.1
Asia	110.0	101.6	2.8

	$696.4	$869.4	$745.5

Segment Operating Profit
United States	$39.2	$18.1	$29.3
Europe	4.7	4.4	2.6
Asia	5.7	(3.8)	.5

	$49.6	$18.7	$32.4

Total Assets
United States	$207.5	$230.8	$245.7
Europe	50.6	44.0	55.6
Asia	79.9	76.8	25.1

	$338.0	$351.6	$326.4

Long-Lived Assets
United States	$104.9	$116.3	$122.5
Europe	12.8	12.5	17.4
Asia	28.6	30.4	.1

	$146.3	$159.2	$140.0

Unconsolidated Asian Joint Ventures
CPPC—Decorative Products Co., Ltd.
Current assets			$25.4
Non-current assets			$9.0
Current liabilities			$13.1
Non-current liabilities			$—
Net sales			$47.1
Gross profit			$2.2
Operating income (loss)			$.5
Net income (loss)			$.5

CG—OMNOVA Decorative Products (Shanghai) Co., Ltd.
Current assets			$20.0
Non-current assets			$10.1
Current liabilities			$10.7
Non-current liabilities			$.1

Net sales			$56.3
Gross profit			$6.0
Operating income			$1.9
Net income			$1.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note R – Financial Instruments and Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At November 30, 2009 and 2008, there were no significant concentrations of credit risk. There was one customer who represented approximately 10.5% of the Company’s net trade receivables at November 30, 2009 and 2008. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable.

Foreign Currency Risk

The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the GB Pound Sterling, the Euro, Thai Baht and Chinese Yuan. Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts, translated at current rates, was $0.1 million as of November 30, 2009. As of November 30, 2009, the fair value of forward contracts was less than $0.1 million and was recorded as other current assets.

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

Fair Value Measurements

The following financial assets and liabilities were measured at fair value on a recurring basis during 2009:

	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Foreign currency exchange contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Financial Liabilities
Interest rate swap	$4.6	$—	$4.6	$—

Total liabilities	$4.6	$—	$4.6	$—

Assets and liabilities that are within the provisions of Accounting Standards Codification 820, such as the Company’s foreign currency exchange contracts and interest rate swap, are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The Company’s foreign currency exchange contracts and interest rate swap are not exchange traded instruments, however, they are valued based on observable inputs for similar assets or liabilities and accordingly are classified as level 2 inputs.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note S – Other (Income) Expense

In June 2009, the Company’s Jeannette, Pennsylvania manufacturing facility experienced a flood. As a result of the flood, the facility incurred some property damage and business interruption. Business disruption was minimized as certain production was transferred to the Company’s other manufacturing facilities and cleanup and restoration of the production capability at the Jeannette facility was completed within 15 days. Included in other (income) expense, net are flood-related costs of $0.5 million, net of estimated insurance proceeds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—Continued

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three Months Ended
2009	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$160.2	$161.3	$186.1	$188.8
Gross profit(1)(2)	$31.7	$40.0	$44.0	$44.0
Restructuring and severance	$(.9)	$(.8)	$(.3)	$(.1)
Flood related expenses(3)	$—	$—	$(.5)	$—
Asset impairments and write-offs	$—	$(.7)	$—	$(.4)
Net (Loss) Income(4)	$(.1)	$5.1	$10.1	$11.1
Net (loss) income per share(5)
Basic	$—	$.12	$.23	$.26
Diluted	$—	$.12	$.23	$.25
Common stock price range per share—high	$1.84	$2.83	$6.50	$8.08
—low	$.60	$.75	$2.50	$4.24

	Three Months Ended
2008	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$190.6	$219.7	$239.5	$219.6
Gross profit(1)	$30.5	$33.8	$39.1	$34.6
Restructuring and severance	$—	$—	$.4	$.2
Net (Loss) Income(4)	$(3.0)	$(3.1)	$3.1	$.8
Net (loss) income per share(5)
Basic and diluted	$(.07)	$(.07)	$.07	$.02
Common stock price range per share—high	$5.48	$4.18	$3.83	$2.95
—low	$3.04	$2.84	$2.26	$.40

(1)

Gross profit excludes depreciation expense. Depreciation expense related to manufacturing facilities and equipment was $4.3 million, $4.4 million, $4.6 million and $4.4 million for the three months ended February 28, May 31, August 31 and November 30, 2009 and $4.0 million, $4.7 million, $4.5 million and $4.4 million for the three months ended February 28, May 31, August 31 and November 30, 2008, respectively.

(2)

Gross profit includes net LIFO inventory reserve adjustments of $2.7 million, $2.2 million, $(0.4) million and $1.5 million for the three months ended February 28, May 31, August 31 and November 30, 2009, respectively, and $(0.3) million and $(6.2) million for the three months ended August 31 and November 30, 2008, respectively.

(3)

During the third quarter of 2009, the Company’s Jeannette, Pennsylvania facility experienced a flood for which the Company incurred cleanup and restoration cost of $0.5 million, net of insurance proceeds.

(4)	For the three months ended November 30, 2009 and 2008, the Company recorded an adjustment to increase its tax provision of $0.9 million in 2009 and reduce its tax provision $0.5 million in 2008.
(5)	The sum of the quarterly EPS amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no change in accountants or disagreements with the Company’s independent registered public accounting firm regarding accounting and financial disclosure matters during the two most recent years of the Company or during any period subsequent to the date of the Company’s most recent consolidated financial statements.

Item 9A.	Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2009. Based on its evaluation, management has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth on pages 35 and 36 of this report, respectively, and are incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2010 Annual Meeting of Shareholders is set forth on pages 10 and 11 of the Company’s 2010 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2010 Annual Meeting of Shareholders is set forth on pages 11 through 13 of the Company’s 2010 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth on pages 3 and 4 of the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Information with respect to procedures by which shareholders may recommend nominees for election to the Company’s Board of Directors is set forth on pages 5 and 6 of the Company’s 2010 Proxy Statement and is incorporated herein by reference. Also see Executive Officers of the Registrant on page 15 of this Report.

Information with respect to compliance with Section 16(a) of the Exchange Act of 1934, as amended, is set forth on page 53 of the Company’s 2010 Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, the OMNOVA Solutions Business Conduct Policies, is available on its website at www.omnova.com.

Item 11.	Executive Compensation

Information regarding executive compensation is set forth on pages 16 through 53 of the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth on pages 14 and 15 of the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of November 30, 2009, regarding the Company’s only existing equity compensation plan, the Second Amended and Restated 1999 Equity and Performance Incentive Plan. This plan has been approved by the Company’s shareholders. See Note P to the Consolidated Financial Statements for further information regarding the Company’s share-based compensation plans.

Equity Compensation Plan Information

As of November 30, 2009

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,614,461	$6.32	579,730
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,614,461	$6.32	579,730

Item 13.	Certain Relationships and Related Transactions, Director Independence

Information regarding certain relationships and related transactions and director independence is set forth on pages 7 and 8 of the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services provided by the Company’s independent registered public accounting firm during the years ended November 30, 2009 and 2008, the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors and related information is set forth on pages 56 and 57 of the Company’s 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2009, 2008 and 2007
Consolidated Balance Sheets at November 30, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended November 30, 2009, 2008 and 2007
Notes to the Consolidated Financial Statements

(a)(2) Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit	Description
ACQUISITION AGREEMENTS
2.1*	Distribution Agreement between OMNOVA Solutions Inc. (OMNOVA Solutions) and GenCorp Inc. (GenCorp).

CHARTER DOCUMENTS
3.2**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions.
3.4**	Amended and Restated Code of Regulations of OMNOVA Solutions.

MATERIAL CONTRACTS
10.3†	Amended and Restated Employment Agreement dated December 31, 2009 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.5†	Amended and Restated Severance Agreement dated December 31, 2009 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.6†	Form of Amended and Restated Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above) (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.7†	OMNOVA Solutions Second Amended and Restated 1999 Equity and Performance Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.8†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors, as amended and restated effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.9†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions, as amended and restated effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.11†	Savings Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.12†	Pension Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.13	OMNOVA Solutions Corporate Officers Severance Plan, effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.14†	OMNOVA Solutions Long-Term Incentive Program, as amended and restated effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.15*	Tax Matters Agreement between OMNOVA Solutions and GenCorp.
10.16*	Alternative Dispute Resolution Agreement between OMNOVA Solutions and GenCorp.
10.22†	Form of Deferred Share Agreement.
10.23†	Form of Performance Share Agreement.
10.24†	Form of Restricted Stock Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2006 (File No. 1-15147)).
10.25†	Summary of Compensation and Benefit Arrangements for Non-Employee Directors of OMNOVA Solutions Inc. (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2005 (File No. 1-15147)).
10.26†	OMNOVA Solutions Executive Incentive Compensation, as amended and restated effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).

Exhibit	Description
10.29	Amended and Restated Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as borrower, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank N.A., as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 (File No. 1-15147)).
10.30	Term Loan Credit Agreement dated as of May 22, 2007 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 (File No. 1-15147)).
10.31	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 28, 2007, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and J.P. Morgan Chase Bank, N.A., as Agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 (File No. 1-15147)).

SUBSIDIARIES OF THE REGISTRANT
21.1	Listing of Subsidiaries.

CONSENTS OF EXPERTS
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young Hua Ming, Independent Registered Public Accounting Firm.
23.3	Consent of Ernst & Young Office Limited, Independent Registered Public Accounting Firm.

POWER OF ATTORNEY
24.1	Powers of Attorney executed by D. J. D’Antoni, M. J. Merriman, S. W. Percy, L. B. Porcellato, W. R. Seelbach and R. A. Stefanko, Directors of the Company.

CERTIFICATIONS
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ADDITIONAL EXHIBITS
99.1	Financial Statements of CG-OMNOVA Decorative Products (Shanghai) Co., Ltd. for the years ended December 31, 2007, 2006 and 2005 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K/A (Amendment No.1) for the fiscal year ended November 30, 2007 (File No. 1-15147)).
99.2	Financial statements of CPPC-Decorative Products Company, Ltd. for the years ended December 31, 2007, 2006 and 2005 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K/A (Amendment No.1) for the fiscal year ended November 30, 2007 (File No. 1-15147)).

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
Date: January 29, 2010
	By	/s/ J. C. LEMAY
J. C. LeMay Senior Vice President, Business Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. MCMULLEN	Chairman, Chief Executive Officer and President	January 29, 2010
K. M. McMullen

/s/ M. E. HICKS	Senior Vice President and Chief Financial Officer	January 29, 2010
M. E. Hicks

*	Director	January 29, 2010
D. J. D’Antoni

*	Director	January 29, 2010
M. J. Merriman

*	Director	January 29, 2010
S. W. Percy

*	Director	January 29, 2010
L. B. Porcellato

*	Director	January 29, 2010
W. R. Seelbach

*	Director	January 29, 2010
R. A. Stefanko

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. SYRVALIN		January 29, 2010
K. C. Syrvalin