Form 10-Q
period 2010-02-28
OMNOVA SOLUTIONS INC
filed 2010-03-31
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2010

Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road Fairlawn, Ohio 44333-3300

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    YES  ☐    NO  ☒

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

At February 28, 2010, there were 44,639,113 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1.	Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended
	February 28,
	2010	2009
Net Sales	$183.9	$160.2
Cost of products sold	143.9	128.5

Gross Profit	40.0	31.7

Selling, general and administrative	24.0	23.0
Depreciation and amortization	5.5	5.6
Restructuring and severance	.3	.9
Interest expense	1.8	2.2
Other income, net	(.1)	(.1)

	31.5	31.6

Income before income taxes	8.5	.1
Income tax expense	.7	.2

Net Income (Loss)	$7.8	$(.1)

Basic and Diluted Income Per Share
Net Income Per Share - Basic	$.18	$—

Net Income Per Share - Diluted	$.17	$—

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Financial Position

(Dollars in Millions, Except Per Share Amounts)

	February 28, 2010	November 30, 2009
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$35.4	$41.5
Accounts receivable, net	113.4	105.9
Inventories	48.2	37.5
Prepaid expenses and other	4.2	2.4

Total Current Assets	201.2	187.3

Property, plant and equipment	520.8	521.3
Accumulated depreciation	(382.4)	(379.4)

	138.4	141.9
Trademarks and other intangible assets, net	4.1	4.4
Deferred income taxes	1.1	1.2
Other assets	3.1	3.2

Total Assets	$347.9	$338.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$3.2	$3.3
Accounts payable	74.2	64.4
Accrued payroll and personal property taxes	11.1	16.4
Employee benefit obligations	3.0	2.6
Deferred income taxes	.9	.9
Other current liabilities	4.4	4.0

Total Current Liabilities	96.8	91.6

Long-term debt	140.5	140.8
Postretirement benefits other than pensions	8.2	8.4
Pension liabilities	65.2	65.4
Deferred income taxes	.9	.9
Other liabilities	14.5	15.8

Total Liabilities	326.1	322.9

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 44.8 million shares issued as of February 28, 2010 and November 30, 2009	4.5	4.4
Additional contributed capital	314.9	314.1
Retained deficit	(212.1)	(219.9)
Treasury stock at cost; .1 million shares as of February 28, 2010 and November 30, 2009	(.6)	(.4)
Accumulated other comprehensive loss	(84.9)	(83.1)

Total Shareholders’ Equity	21.8	15.1

Total Liabilities and Shareholders’ Equity	$347.9	$338.0

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Three Months Ended
	February 28,
	2010	2009
Operating Activities
Net income (loss)	$7.8	$(.1)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5.5	5.6
Non-cash stock compensation expense	.6	.7
Net increase (reduction) of reserves for inventory and LIFO	1.0	(3.0)
Other	.4	.3
Changes in operating assets and liabilities:
Current assets	(22.7)	33.9
Current liabilities	5.8	(23.3)
Other non-current assets	.1	(1.2)
Other non-current liabilities	1.0	.9

Net Cash (Used In) Provided By Operating Activities	(.5)	13.8

Investing Activities
Capital expenditures	(2.5)	(1.4)
Proceeds from insurance settlements	.4	—

Net Cash Used In Investing Activities	(2.1)	(1.4)

Financing Activities
Proceeds from borrowings	135.4	134.2
Repayment of debt obligations	(135.8)	(148.3)
Short-term debt (payments), net	—	(.1)

Net Cash Used In Financing Activities	(.4)	(14.2)
Effect of exchange rate changes on cash	(3.1)	(.3)

Net Decrease In Cash And Cash Equivalents	(6.1)	(2.1)
Cash and cash equivalents at beginning of period	41.5	17.4

Cash And Cash Equivalents At End Of Period	$35.4	$15.3

Supplemental Cash Flows Information
Cash paid for:
Interest	$1.6	$2.0
Income taxes	$1.0	$.1

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2010

(Dollars in Millions, Except Per Share Data)

Note A – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2009, previously filed with the Securities and Exchange Commission (“SEC”).

The balance sheet at November 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, construction and refurbishment activities over the holidays and cold winter months.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Note A – Basis of Presentation (Continued)

Segment operating profit represents net sales less applicable costs, expenses and any provisions for restructuring, severance, asset write-offs and work stoppage costs relating to operations. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense and amortization of deferred financing costs and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries and benefits, rent, travel and entertainment expenses, depreciation, utility costs and outside services.

Subsequent Events – The Company has evaluated all subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission. All material events or transactions occurring during this subsequent event reporting period, which requires recognition or disclosure in the financial statements have been disclosed in Note M.

Certain reclassifications have been made to conform prior period information to the current presentation.

New Accounting Pronouncements – Effective December 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. This guidance modifies the accounting for business combinations by requiring that assets acquired, liabilities assumed and contingent consideration arrangements be recorded at fair value on the date of acquisition. Pre-acquisition contingencies will generally be accounted for at fair value using purchase accounting. The guidance also requires that transaction costs be expensed as incurred, certain acquired in-process research and development costs be capitalized as indefinite-lived intangible assets, and that requirements for exit and disposal activities be met at the acquisition date in order to be recognized as part of a restructuring plan in purchase accounting. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective December 1, 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. This guidance requires noncontrolling interest to be classified as equity in the balance sheet. The income and comprehensive income attributable to noncontrolling interests, if any, is to be included in income and comprehensive income of the consolidating entity. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective December 1, 2009, the Company adopted ASC subtopic 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. We applied the provisions of this accounting guidance for all periods presented.

Note B – Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Note B – Fair Value Measurements (Continued)

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its receivable accounts. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. At February 28, 2010, there were no significant concentrations of credit risk. The maximum exposure to credit risk is primarily represented by the carrying amount of the Company’s accounts receivable. The Company has one customer that represented 12.3% of net trade receivables at February 28, 2010 and who also represented 11.3% of consolidated net sales during the first quarter of 2010. No other customer represented more than 5% of consolidated net sales during the first quarter of 2010.

Foreign Currency Risk

The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Great Britain Pound Sterling, Euro, Thai Baht and Chinese Yuan.

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The use of these contracts minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $2.4 million as of February 28, 2010. These forward exchange contracts are not designated as hedging instruments.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates, which approximates market interest rates. The Company has one interest rate swap with a notional amount of $50 million to convert a portion of its Term Loan from variable to a fixed rate. The valuation of this swap is determined using the three month LIBOR index and the market rates for interest rate swaps with similar cash flows and consideration of non-performance risk. This interest rate swap is designated as a cash flow hedge.

Derivative Instruments

The Company recognizes the fair value of derivative instruments as either an asset or a liability within its statement of financial position. For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income (Loss) (“AOCI”). Amounts in AOCI are recognized in earnings when the underlying hedged transaction occurs. Ineffectiveness is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative to the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.

As of February 28, 2010 and November 30, 2009, recognized in other liabilities were the fair values of the Company’s interest rate swap of $4.3 million and $4.6 million, respectively, with a corresponding reduction recognized in AOCI. There was no ineffectiveness on the interest rate swap during the first quarter of 2010. To the extent the Company holds the interest rate swap to maturity, the corresponding liability is expected to be reduced to zero at its maturity date in May 2012.

As of February 28, 2010 and November 30, 2009, the fair value of the Company’s foreign exchange contracts were less than $0.1 million and was recognized in other current assets. Gains and losses on these contracts are recognized in other income and were immaterial during the first quarters of 2010 and 2009.

Note B – Fair Value Measurements (Continued)

The Company does not enter into derivative instruments for trading or speculative purposes.

Fair Value Measurements

The following financial liabilities were measured at fair value on a recurring basis during the three months ended February 28, 2010:

	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Foreign currency exchange contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Financial Liabilities:
Interest rate swap	$4.3	$—	$4.3	$—

Total liabilities	$4.3	$—	$4.3	$—

Assets and liabilities that are within the provisions of Accounting Standards Codification (“ASC”) 820, such as the Company’s foreign currency exchange contracts and interest rate swap, are recorded at fair value using market and income valuation approaches and considering the credit risk of the Company and/or the counterparty. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The Company’s foreign currency exchange contracts and interest rate swap are not exchange traded instruments, however, they are valued based on observable inputs for similar assets or liabilities and accordingly are classified as level 2 inputs.

Note C – Inventories

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (“LIFO”) method represented approximately $57.0 million or 69% and $44.9 million or 63% of inventories at February 28, 2010 and November 30, 2009, respectively. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method.

	February 28, 2010	November 30, 2009

Raw materials and supplies	$29.3	$25.9
Work-in-process	5.6	3.9
Finished products	48.1	41.7

Acquired cost of inventories	83.0	71.5
Excess of acquired cost over LIFO cost	(27.4)	(26.8)
Obsolescence reserves	(7.4)	(7.2)

Inventories	$48.2	$37.5

Due to anticipated increases in prices and quantities, the Company expects to recognize an increase in its LIFO reserve of $2.5 million for 2010 and accordingly, recognized a charge of $0.6 million in the first quarter of 2010.

Note D – Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	Three Months Ended
	February 28, 2010	November 30, 2009
Term Loan B – current portion (interest at 2.7%)	$1.5	$1.5
Foreign subsidiaries borrowings (interest at 5.1 – 5.3%)	1.7	1.8

Total	$3.2	$3.3

Certain foreign subsidiaries’ borrowings are secured by equipment and land use rights of the foreign subsidiaries. In addition, the Company has additional foreign credit facilities of $6.0 million, which were unused as of February 28, 2010 and November 30, 2009, and a facility for the issuance of letters of credit of $4.5 million.

The Company’s long-term debt consists of the following:

	Three Months Ended
	February 28, 2010	November 30, 2009
Term Loan B (interest at 2.7% - 7.7%)	$142.0	$142.3
Senior Revolving Credit Facility	—	—

	142.0	142.3
Less: current portion	1.5	1.5

Total long-term debt	$140.5	$140.8

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of February 28, 2010. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At February 28, 2010, the Company was in compliance with this requirement with a ratio of 1.8 to 1.

Note D – Debt and Credit Lines (Continued)

On May 31, 2007, as required under the Term Loan, the Company entered into a five year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counterparty a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including an applicable margin of the Term Loan of 2.5%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same LIBOR base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. At February 28, 2010 and November 30, 2009, the unrealized loss of the interest rate swap of $4.3 million and $4.6 million, respectively, was recognized as a non-current liability with a corresponding amount recognized in AOCI.

In connection with the Term Loan, on May 22, 2007, the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base including a reserve, as calculated by the Lenders, for the Company’s interest rate swap (“interest rate swap reserve”). The interest rate swap reserve was $4.6 million as of February 28, 2010. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $20 million and averaged $50.6 million during the first quarter of 2010. The Company may request an additional increase in available borrowings under the Facility of an amount up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at February 28, 2010. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at February 28, 2010. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at February 28, 2010.

The effective interest rate on the Company’s debt was 4.5% during the first quarter of 2010, compared to 4.4% in the first quarter of 2009.

At February 28, 2010, the Company had $76.4 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90 million under the Facility. At February 28, 2010, outstanding letters of credit under the Facility were $3.0 million, the interest rate swap reserve, for compliance purposes, was $4.6 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $68.8 million.

The fair value of the Company’s debt at February 28, 2010 approximated $115.8 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

Note E – Income (Loss) Per Share

Effective December 1, 2009, the Company adopted ASC subtopic 260-10, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities.” ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method. The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are participating securities, requiring the two-class method of computing earnings per share. The prior period earnings per share data has been adjusted to retrospectively reflect the application of the two-class method which did not have an impact on the computation of the Company’s net income per common share for the three months ended February 28, 2009.

The following table sets forth the computation of earnings (loss) per common share and fully diluted earnings (loss) per common share:

	Three Months Ended February 28,
	2010	2009
Basic Earnings Per Share:
Net income (loss)	$7.8	$(.1)
Less: Net income allocated to participating securities	.2	—

Net income (loss) allocated to common stockholders	$7.6	$(.1)

Total weighted-average shares outstanding – basic	44.6	43.8
Less: Weighted-average participating shares outstanding	(1.4)	(1.1)

Weighted-average common shares outstanding – basic	43.2	42.8

Net income (loss) per common share – basic	$.18	$—

Diluted Earnings Per Share:
Net income (loss)	$7.8	$(.1)
Less: Net income allocated to participating securities	.2	—

Net income (loss) allocated to common stockholders	$7.6	$(.1)

Weighted-average common shares outstanding – basic	43.2	42.8
Plus: Dilutive effect of stock options	.3	—

Weighted-average common shares outstanding – assuming dilution	43.5	42.8

Net income (loss) per common share – assuming dilution	$.17	$—

Note F – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of February 28, 2010, approximately 1.0 million shares of Company common stock remained available for grants under the Plan.

Note F – Share-Based Employee Compensation (Continued)

The Company estimates the fair value of each option award using a Black-Scholes based option valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option. The expected volatility is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term of options granted is estimated considering the vesting periods and historical trends within the Company’s equity plans and represents the period of time that options granted are expected to be outstanding. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards.

During the first three months of 2010, no stock options were issued and 559,760 stock options expired or were forfeited.

Restricted stock grants consist of the Company’s common stock. The Board has set a three year vesting period for most of the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first quarter of 2010, no restricted shares were issued and 2,250 restricted shares were vested.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.4 million during each of the first quarters of 2010 and 2009.

As of February 28, 2010, there was $2.1 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note G – Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three Months Ended
	February 28,
	2010	2009

Net income (loss)	$7.8	$(.1)
Unrecognized gain (loss) on interest rate swap	.3	(.2)
Foreign currency translation loss	(2.7)	(1.6)
Defined benefit pension plans:
Amortization of net prior service cost	.1	.1
Amortization of net gain (loss)	.5	(.3)

Comprehensive income (loss)	$6.0	$(2.1)

Note H – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s U.S. retirement programs:

	Pension Plans		Health Care Plans
Three months ended February 28, 2010 and 2009	2010	2009	2010	2009

Service costs	$.4	$1.1	$—	$—
Interest costs	3.4	3.6	.1	.2
Expected return on assets	(3.9)	(4.0)	—	—
Amortization of net loss (gain)	1.0	.2	(.5)	(.6)
Amortization of prior service costs	.1	.2	(.1)	(.1)

Net periodic cost (credit)	$1.0	$1.1	$(.5)	$(.5)

Based on current estimates of pension asset performance, interest rates, discount rate assumptions and credit balance, the Company will be required, under the Pension Protection Act of 2006, to make quarterly contributions to its Pension Plan totalling approximately $6.5 million during 2010. The Company began making quarterly contributions in the second quarter.

During the second quarter of 2009, with an effective date of June 1, 2009 for salaried and hourly non-union employees and August 1, 2009 for its Mogadore, Ohio union employees, the Company suspended the accrual of future service benefits under its Consolidated Pension Plan. All benefits earned by affected employees through the effective dates have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made with cash or Company stock. The Company suspended the Company match provisions of this plan between November 7, 2008 and August 14, 2009 for all salaried employees. Non-cash expense for this plan was $0.6 million for the three months ended February 28, 2010 with no expense for the three months ended February 28, 2009 due to the suspended Company match during 2009.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.2 million and $0.1 million for the three months ended February 28, 2010 and 2009, respectively.

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

Note J – Business Segment Information

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

The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including commercial wallcoverings, coated fabrics, performance fabrics, vinyl, paper and specialty laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, recreational vehicles, manufactured housing, medical and health care products and a variety of performance film applications.

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

Note J – Business Segment Information (Continued)

Segment operating profit represents net sales less applicable costs, expenses and any provisions for restructuring and severance costs, asset write-offs and work stoppage costs relating to operations. However, management excludes restructuring and severance costs, asset write-offs and work stoppage costs when evaluating the results and allocating resources to the segments.

Segment operating profit excludes corporate headquarters expenses, interest expense and amortization of deferred financing costs, income taxes and any provisions for corporate headquarters restructuring and severance. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries and benefits, rent, travel and entertainment expenses, depreciation, utility costs and outside services.

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated income before income taxes.

	Three Months Ended
	February 28,
	2010	2009
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$71.3	$61.9
Specialty Chemicals	41.5	32.7

Total Performance Chemicals	$112.8	$94.6

Decorative Products
Commercial Wallcovering and Coated Fabrics	$50.9	$49.5
Decorative Laminates and Performance Films	20.2	16.1

Total Decorative Products	$71.1	$65.6

Consolidated Net Sales	$183.9	$160.2

Segment Operating Profit (Loss)
Performance Chemicals	$13.8	$7.8
Decorative Products	(.1)	(2.9)

Total Segment Operating Profit	13.7	4.9
Interest expense	(1.8)	(2.2)
Corporate expense	(3.4)	(2.6)

Consolidated Income Before Income Taxes	$8.5	$.1

	February 28, 2010	November 30, 2009
Total Assets
Performance Chemicals	$144.5	$136.9
Decorative Products	188.7	179.8
Corporate	14.7	21.3

	$347.9	$338.0

Note K – Income Taxes

The Company recorded income tax expense of $0.7 million and $0.2 million during the first quarters of 2010 and 2009, respectively. The Company’s effective tax rate of 8.0% in 2010 is lower than its statutory rate primarily due to utilization of the Company’s net loss carryforwards.

At February 28, 2010 and November 30, 2009, the total unrecognized tax benefits were $8.4 million, which included penalties and interest. Penalties and interest were $1.0 million and $0.9 million as of February 28, 2010 and November 30, 2009, respectively. Of the total unrecognized tax benefit, $2.8 million would, if recognized, impact the Company’s effective tax rate.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2003.

As of February 28, 2010, the Company had approximately $131.8 million of domestic federal net operating losses carryforwards (NOLC’s), $147.4 million of state and local NOLC’s and $0.8 million of foreign tax credit carryforwards. The majority of the federal, state and local NOL’s expire in the years 2021 through 2030 while the foreign tax credit carryforwards expire between 2010 and 2017.

As of February 28, 2010, the Company has a valuation allowance of $101.1 million against its net deferred tax assets. The Company, after considering the guidance in ASC 740—Income Taxes, decided to maintain its valuation allowance until it establishes further consistency in producing taxable income. Despite generating income in 2009 and the first quarter of 2010, several factors including market demand and volatile raw material costs, have in recent years, resulted in losses and difficulty in predicting future taxable income.

Note L – Restructuring and Severance

During the first quarter of 2010, the Company recognized restructuring and severance costs of $0.2 million in Performance Chemicals and $0.1 million in Decorative Products. All payments for these actions are expected to be completed by the third quarter of 2010.

Note M – Subsequent Event

During March 2010, with an effective date of May 1, 2010, the Company and its Calhoun, Georgia employee members of Local 1876, Southern Region of Workers United, SEIU, agreed to a new three year contract. Under the contract, the Company will suspend the accrual of future service benefits under its Consolidated Pension Plan for these employees. All benefits earned by affected employees through the effective date will become fully vested with the affected employee eligible to receive benefits upon retirement, as described in the Plan document. This contract covers approximately 30 employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Note J to the Company’s Consolidated Interim Financial Statements, the Company operates two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, masking tape, adhesives, tire cord, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including commercial wallcoverings, coated fabrics, performance fabrics, printed and solid color surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; kitchen and bath cabinets; transportation including automotive, bus and other mass transit, marine and motorcycle; recreational vehicles and manufactured housing; flooring; commercial and residential furniture; retail display fixtures; home furnishings and consumer electronics; and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1, Business, of our Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

The Company’s products are sold to manufacturers, independent distributors and end users directly and through agents.

The Company has strategically located manufacturing facilities in the United States, United Kingdom, China and Thailand.

The Company’s history is for sales and income to be seasonal. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, construction and refurbishment activities during the holidays and cold weather months. The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30.

The Company’s chief operating decision maker evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with the segment-reporting authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A of the Company’s Interim Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note J of the Company’s Interim Consolidated Financial Statements.

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

Results of Operations for the Three Months Ended February 28, 2010 Compared to the Three Months Ended February 28, 2009

The Company’s net sales in the first quarter of 2010 were $183.9 million compared to $160.2 million in the first quarter of 2009. The Company’s Performance Chemicals business segment revenue increased by 19.2% while the Decorative Products business segment revenue increased 8.4%. Contributing to the sales increase in 2010 were higher volumes of $18.7 million, favorable pricing of $3.1 million and favorable foreign exchange translation of $1.9 million.

Gross profit in the first quarter of 2010 was $40.0 million with a gross profit margin of 21.8% compared to gross profit of $31.7 million and a gross profit margin of 19.8% in the first quarter of 2009. The improvement in gross profit was primarily due to the higher volumes.

Selling, general and administrative expense in the first quarter of 2010 increased $1.0 million, to $24.0 million, or 13.1% of sales, compared to $23.0 million, or 14.4% of net sales in the first quarter of 2009. The increase was primarily due to higher marketing expenses and higher incentive compensation expense.

Interest expense decreased $0.4 million, to $1.8 million, for the first quarter of 2010 compared to $2.2 million for the same period a year ago, due to lower average debt. The effective interest rate on the Company’s debt was 4.5% during the first quarter of 2010, compared to 4.4% in the first quarter of 2009. Total debt at February 28, 2010 was $143.7 million, down $0.4 million from November 30, 2009 and down $30.4 million from February 28, 2009.

Income tax expense was $0.7 million in the first quarter of 2010 and $0.2 million in the first quarter of 2009. The increase in 2010 was primarily related to foreign income taxes as a result of improved earnings, a provision for Alternative Minimum Tax and state and local income taxes. The effective rate of 8.0% in the first quarter of 2010 was below the U.S. statutory rate of 35% primarily due to the utilization of tax loss carryforwards. Valuation allowances have been provided for deferred tax assets in the U.S. as a result of the Company’s prior losses and the uncertainty of predicting future taxable earnings due to price and raw material cost volatility. At present, the Company has $131.8 million of domestic federal net operating loss carryforwards that expire by 2030.

The Company generated net income of $7.8 million or $0.17 per diluted share in the first quarter of 2010 compared to a net loss of $0.1 million or $0.00 per diluted share in the first quarter of 2009.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income (loss) before income taxes:

	Three Months Ended
	February 28,
(Dollars in millions)	2010	2009
Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$71.3	$61.9
Specialty Chemicals	41.5	32.7

Total Performance Chemicals	$112.8	$94.6

Decorative Products
Commercial Wallcovering and Coated Fabrics	$50.9	$49.5
Decorative Laminates and Performance Films	20.2	16.1

Total Decorative Products	71.1	65.6

Consolidated Net Sales	$183.9	$160.2

Segment Gross Profit:
Performance Chemicals	$23.8	$18.2
Decorative Products	16.2	13.5

Consolidated Gross Profit	$40.0	$31.7

Segment Operating Profit (Loss):
Performance Chemicals	$13.8	$7.8
Decorative Products	(.1)	(2.9)
Interest expense	(1.8)	(2.2)
Corporate expenses	(3.4)	(2.6)

Consolidated Income Before Income Tax	$8.5	$.1

Performance Chemicals

Performance Chemicals’ net sales increased $18.2 million, or 19.2%, to $112.8 million during the first quarter of 2010 compared to $94.6 million during the first quarter of 2009. The higher sales were driven by stronger volume of $15.1 million, higher selling prices of $2.5 million and favorable foreign currency exchange effects of $0.6 million. Net sales for the Paper and Carpet Chemicals product line increased $9.4 million to $71.3 million during the first quarter of 2010 compared to $61.9 million during the first quarter of 2009. Net sales for the Specialty Chemicals product line increased $8.8 million to $41.5 million during the first quarter of 2010 compared to $32.7 million during the first quarter of 2009.

Performance Chemicals’ gross profit was $23.8 million with a gross profit margin of 21.1% during the first quarter of 2010 compared to $18.2 million and a gross profit margin of 19.2% in the first quarter of 2009.

This segment generated an operating profit of $13.8 million in the first quarter of 2010 compared to $7.8 million in the first quarter of 2009. The increase in segment operating profit was primarily due to higher volumes of $5.0 million, higher pricing of $2.5 million, cost reductions and lower SG&A and manufacturing costs of $2.5 million, partially offset by higher raw material costs of $0.8 million. Additionally, this segment recorded LIFO expense of $0.6 million in the first quarter of 2010 compared to LIFO income of $2.6 million in the first quarter of 2009. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items include workforce reduction costs of $0.1 million in each of the first quarters of 2010 and 2009.

Decorative Products

Decorative Products net sales increased $5.5 million, or 8.4%, to $71.1 million in the first quarter of 2010 from $65.6 million in the first quarter of 2009 primarily due to higher volumes of $3.6 million due to strong growth in the Asian coated fabric and domestic laminates and films, favorable foreign exchange translation of $1.3 million and higher selling prices of $0.6 million. Commercial Wallcovering and Coated Fabrics net sales were $50.9 million in the first quarter of 2010 compared to $49.5 million in the first quarter of 2009. Net sales for the Decorative Laminates and Performance Films product line increased to $20.2 million during the first quarter of 2010 compared to $16.1 million during the first quarter of 2009.

Decorative Products’ gross profit was $16.2 million with a gross profit margin of 22.8% during the first quarter of 2010 compared to $13.5 million and a gross profit margin of 20.6% in the first quarter of 2009.

Segment operating loss was $0.1 million for the first quarter of 2010 compared to a loss of $2.9 million for the first quarter of 2009. The improvement was primarily due to higher selling prices of $0.6 million and cost reductions and lower manufacturing costs of $2.7 million, partially offset by product mix and lower domestic volumes of $1.1 million. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items include workforce reduction costs of $0.1 million for the first quarter of 2010 and $0.7 million for the first quarter of 2009.

Interest and Corporate

Interest expense decreased to $1.8 million during the first quarter of 2010 from $2.2 million in the first quarter of 2009. The decrease is due to lower average debt.

Corporate expenses were $3.4 million in the first quarter of 2010 compared to $2.6 million in the first quarter of 2009. The increase is primarily due to higher incentive and employee expense.

Pension Matters

Based on current estimates of pension asset performance, interest rate, discount rate assumptions and credit balance, the Company will be required, under the Pension Protection Act of 2006, to make quarterly contributions to its pension plan totalling approximately $6.5 million during 2010. The Company began making quarterly contributions in the second quarter.

During March 2010, with an effective date of May 1, 2010, the Company and its Calhoun, Georgia employee members of Local 1876, Southern Region of Workers United, SEIU, agreed to a new three year contract. Under the contract, the Company will suspend the accrual of future service benefits under its Consolidated Pension Plan for these employees. All benefits earned by affected employees through the effective date will become fully vested with the affected employee eligible to receive benefits upon retirement, as described in the Plan document. This contract covers approximately 30 employees.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Three Months Ended
(Dollars in millions)	February 28, 2010	2009	Increase (Decrease)

Cash (used in) provided by operating activities	$(.5)	$13.8	$(14.3)
Cash used in investing activities	$(2.1)	$(1.4)	$(.7)
Cash (used in) provided by financing activities	$(.4)	$(14.2)	$13.8
Decrease in cash and cash equivalents	$(6.1)	$(2.1)	$(4.0)

Cash used in operating activities was $0.5 million in the first quarter of 2010, compared to cash provided of $13.8 million in the first quarter of 2009. The change in 2009 was primarily due to an increase in working capital partially offset by improved operating results. Days Sales Outstanding (“DSO”) were 53.8 days at February 28, 2010 compared to 55.8 days at February 28, 2009.

In the first quarter of 2010, $2.1 million was used for investing activities, as compared to $1.4 million in the first quarter of 2009. The first three months of 2010 includes $2.5 million for capital expenditures and $0.4 million of insurance proceeds compared to $1.4 million for capital expenditures in the first three months of 2009. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2010 to be approximately $16 – $18 million. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the year. If necessary, a portion of capital expenditures can be funded through borrowings under its credit facility, which has $68.8 million available for future borrowings as of February 28, 2010.

Cash used in financing activities in the first quarter of 2010 of $0.4 million was primarily related to payments on borrowings under the revolving credit facility. Total debt was $143.7 million as of February 28, 2009, $144.1 million as of November 30, 2009 and $174.1 million as of February 28, 2009.

Long-Term Debt

The Company’s total debt consists of the following:

(Dollars in millions)	February 28, 2010	November 30, 2009

Foreign subsidiaries borrowings	$1.7	$1.8
Senior Revolving Credit Facility	—	—
Term Loan B	142.0	142.3

	143.7	144.1

Less: current portion	3.2	3.3

Total long-term debt	$140.5	$140.8

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of February 28, 2010. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At February 28, 2010, the Company was in compliance with this requirement with a ratio of 1.8 to 1.

On May 31, 2007, as required under the Term Loan, the Company entered into a five year fixed rate interest rate swap agreement totaling $50 million to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counter party a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including the applicable margin of the Term Loan of 2.5%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same LIBOR base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. As of February 28, 2010 and November 30, 2009, the unrealized loss of the swap of $4.3 million and $4.6 million, respectively, was recognized as a non-current liability with a corresponding amount recognized in Accumulated other comprehensive income (loss).

In connection with the Term Loan, on May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base including a reserve, as calculated by the Lenders, for the Company’s interest rate swap (“interest rate swap reserve”). The interest rate swap reserve was $4.6 million as of February 28, 2010. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $20 million and was $50.6 million during the first quarter of 2010. The Company may request an additional increase in available borrowings under the Facility of an amount up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at February 28, 2010. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at February 28, 2010. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at February 28, 2010.

At February 28, 2010, the Company had $76.4 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At February 28, 2010, outstanding letters of credit under the Facility were $3.0 million, the interest rate swap reserve, for compliance purposes, was $4.6 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $68.8 million.

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

Except as described under Pension Matters, information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended November 30, 2009, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2010 reflects reserves for environmental remediation of $0.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs 2,300 employees at offices, plants and other facilities located principally throughout the United States, United Kingdom, China and Thailand. The Company would generally describe its relationship with employees as good. Approximately 16% or 373 of the Company’s employees are covered by collective bargaining agreements in the United States. In March 2010, the Company and its Calhoun, Georgia employee members of Local 1876, Southern Region of Workers United, SEIU, agreed to a new three year contract. The Company has one other collective bargaining agreement that is set to expire during 2010, covering approximately 220 employees.

New Accounting Pronouncements

New Accounting Pronouncements – Effective December 1, 2009, the Company adopted authoritative guidance issued by the financial Accounting Standards Board (“FASB”) on business combinations. This guidance modifies the accounting for business combinations by requiring that assets acquired, liabilities assumed and contingent consideration arrangements be recorded at fair value on the date of acquisition. Pre-acquisition contingencies will generally be accounted for at fair value using purchase accounting. The guidance also requires that transaction costs be expensed as incurred, certain acquired in-process research and development costs be capitalized as indefinite-lived intangible assets, and that requirements for exit and disposal activities be met at the acquisition date in order to be recognized as part of a restructuring plan in purchase accounting. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective December 1, 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. This guidance requires noncontrolling interest to be classified as equity in the balance sheet. The income and comprehensive income attributable to noncontrolling interests, if any, is to be included in income and comprehensive income of the consolidating entity. The adoption of this guidance did not have a material impact on the financial statements of the Company.

Effective December 1, 2009, the Company adopted ASC subtopic 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. We applied the provisions of this accounting guidance for all periods presented.

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” as defined by federal securities laws. These statements, as well as any verbal statements by the Company in connection with this quarterly report, are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectation, judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address sales, profits, markets, products, customers, raw materials, financial condition, and accounting policies among other matters. Words such as, but not limited to, “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates. Other risks and uncertainties are more specific to the Company’s businesses. The occurrence of such risks and uncertainties and the impact is often not predictable or within the Company’s control. Certain risk factors facing the Company are described below or elsewhere in this Form 10-Q. Any such occurrence could adversely affect the Company’s results and, in some cases, such effect could be material.

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

Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others:

•	Economic trends affecting the economy in general and/or the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Product substitution and/or demand destruction due to product technology, performance or cost disadvantages;

•	Loss of a significant customer;

•	Customer and/or competitor consolidation;

•	Customer bankruptcy;

•	Ability to successfully develop and commercialize new products;

•	A decrease in demand for domestically manufactured products due to increased foreign competition and off-shoring of production;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Unexpected full or partial suspension of plant operations;

•	The Company’s strategic alliance, joint venture and acquisition activities;

•	Loss or damage due to acts of war or terrorism, natural disasters, accidents, including fires, floods, explosions and releases of hazardous substances;

•	Governmental legislative and regulatory changes, including changes impacting environmental compliance, pension plans, products and raw materials;

•	Compliance with extensive environmental, health and safety laws and regulations;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including political unrest and fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Meeting required pension plan funding obligations;

•	Stock price volatility;

•	Infringement or loss of the Company’s intellectual property;

•

Litigation and claims against the Company related to products, services, contracts, employment, environmental, safety, intellectual property and other matters arising out of the Company’s business and adverse litigation judgments or settlements, absence of or inadequacy of insurance coverage for litigation, judgments, settlements or other losses;

•	Availability of financing to fund operations at anticipated rates and terms;

•	Loan covenant default arising from substantial debt and leverage and the inability to service that debt, including increases in applicable short or long-term borrowing rates; and

•	Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2009.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations and interest rate swap. As described in Note D to the Unaudited Consolidated Financial Statements, the Company’s domestic and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $142.0 million and zero, respectively, as of February 28, 2010. Non-domestic borrowings with banks were $1.7 million as of February 28, 2010. The Company has one fixed rate interest rate swap agreement for $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 5.23% plus the applicable margin of 2.5%. The fair value of the swap was a loss of $4.3 million as of February 28, 2010. The weighted average effective interest rate of the Company’s outstanding debt was 4.5% as of February 28, 2010. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $1.4 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business and the Asian coated fabrics business. The Company has an accumulated loss of $4.1 million as of February 28, 2010, which is included in accumulated other comprehensive loss. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 28, 2010, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended February 28, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2009. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations or cash flow.

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

OMNOVA Solutions Inc.

Date: March 31, 2010	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2010	By	/s/ James C. LeMay
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