Form 10-Q
period 2010-05-31
OMNOVA SOLUTIONS INC
filed 2010-06-30
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2010

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

At May 31, 2010, there were 44,707,191 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1.	Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Net Sales	$226.4	$161.3	$410.3	$321.5
Cost of products sold	179.2	121.3	323.1	249.8

Gross Profit	47.2	40.0	87.2	71.7

Selling, general and administrative	25.6	25.7	49.6	48.6
Depreciation and amortization	5.5	5.7	11.0	11.3
Restructuring and severance	—	.8	.3	1.7
Asset impairment	6.2	—	6.2	—
Interest expense	1.9	2.0	3.7	4.2
Other (income) expense, net	(8.0)	.2	(8.1)	.2

	31.2	34.4	62.7	66.0

Income before income taxes	16.0	5.6	24.5	5.7
Income tax expense	.9	.5	1.6	.7

Net Income	$15.1	$5.1	$22.9	$5.0

Basic and Diluted Income Per Share
Net Income Per Share – Basic	$.34	$.12	$.51	$.12

– Diluted	$.33	$.12	$.51	$.12

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Financial Position

(Dollars in Millions, Except Share Amounts)

	May 31, 2010	November 30, 2009
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$42.0	$41.5
Accounts receivable, net	136.0	105.9
Inventories	55.3	37.5
Prepaid expenses and other	4.2	2.4

Total Current Assets	237.5	187.3

Property, plant and equipment	521.3	521.3
Accumulated depreciation	(392.4)	(379.4)

	128.9	141.9
Trademarks and other intangible assets, net	6.5	4.4
Deferred income taxes	1.1	1.2
Other assets	2.9	3.2

Total Assets	$376.9	$338.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$4.0	$3.3
Accounts payable	88.3	64.4
Accrued payroll and personal property taxes	13.8	16.4
Employee benefit obligations	2.6	2.6
Deferred income taxes	.9	.9
Other current liabilities	4.0	4.0

Total Current Liabilities	113.6	91.6

Long-term debt	140.1	140.8
Postretirement benefits other than pensions	8.2	8.4
Pension liabilities	62.5	65.4
Deferred income taxes	.9	.9
Other liabilities	14.5	15.8

Total Liabilities	339.8	322.9

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 44.8 million and 44.5 million shares issued as of May 31, 2010 and November 30, 2009, respectively	4.5	4.4
Additional contributed capital	315.9	314.1
Retained deficit	(197.0)	(219.9)
Treasury stock at cost; .1 million shares as of May 31, 2010 and November 30, 2009	(.6)	(.4)
Accumulated other comprehensive loss	(85.7)	(83.1)

Total Shareholders’ Equity	37.1	15.1

Total Liabilities and Shareholders’ Equity	$376.9	$338.0

See notes to the unaudited interim consolidated financial statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Six Months Ended May 31,
	2010	2009
Operating Activities
Net income	$22.9	$5.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.0	11.3
Non-cash stock compensation expense	1.7	.9
Gain from dissolution of joint marketing alliance	(9.7)	—
Impairment of fixed assets	6.2	—
Contribution to defined benefit plan	(2.5)	—
Other	1.6	1.9
Changes in operating assets and liabilities:
Current assets	(52.7)	41.2
Current liabilities	21.3	(15.8)
Other non-current assets	.2	(.3)
Other non-current liabilities	3.0	(1.1)

Net Cash Provided By Operating Activities	3.0	39.5

Investing Activities
Capital expenditures	(5.0)	(3.1)
Proceeds from insurance settlements	.4	—
Proceeds from dissolution of joint marketing alliance	9.7	—
Acquisitions	(2.5)	—

Net Cash Provided By (Used In) Investing Activities	2.6	(3.1)

Financing Activities
Proceeds from borrowings	306.6	244.7
Repayment of debt obligations	(307.3)	(276.1)
Short-term debt (payments), net	.7	(.3)

Net Cash Provided By (Used In) Financing Activities	—	(31.7)
Effect of exchange rate changes on cash	(5.1)	1.6

Net Increase In Cash And Cash Equivalents	.5	6.3
Cash and cash equivalents at beginning of period	41.5	17.4

Cash And Cash Equivalents At End Of Period	$42.0	$23.7

Supplemental Cash Flows Information
Cash paid for:
Interest	$3.7	$3.8
Income taxes	$1.5	$—

See notes to the unaudited interim consolidated financial statements

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2010

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

These interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period and all such adjustments are of a normal recurring nature except as disclosed herein. The results of operations for the interim period are not necessarily indicative, if annualized, of those to be expected for the full year.

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

Subsequent Events – The Company has evaluated subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission. No material events or transactions occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

New Accounting Pronouncements – Effective December 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. This guidance modifies the accounting for business combinations by requiring that assets acquired, liabilities assumed and contingent consideration arrangements be recorded at fair value on the date of acquisition. Pre-acquisition contingencies will generally be accounted for at fair value in purchase accounting. The guidance also requires that transaction costs be expensed as incurred, certain acquired in-process research and development costs be capitalized as indefinite-lived intangible assets, and that requirements for exit and disposal activities be met at the acquisition date in order to be recognized as part of a restructuring plan in purchase accounting. The adoption of this guidance did not have a material impact on the financial statements of the Company. The guidance will be applied to future business combinations executed by the Company.

Effective December 1, 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. This guidance requires noncontrolling interest to be classified as equity in the balance sheet. The income and comprehensive income attributable to noncontrolling interests, if any, is to be included in income and comprehensive income of the consolidating entity. The adoption of this guidance did not have an impact on the financial statements of the Company.

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

Employee Matters

On May 20, 2010, the Columbus, Mississippi United Steelworkers Local #748-L voted against ratification of a new contract proposal and subsequently went on strike on May 21, 2010. The Company is continuing operations of this facility while it is continuing negotiations with the Union. This work stoppage did not have a material impact on the Company’s results of operations during the second quarter of 2010, however, a prolonged work stoppage could adversely affect the Company’s results.

Note B – Fair Value Measurements

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Note B – Fair Value Measurements (Continued)

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its accounts receivable and the maximum exposure of credit risk would be represented primarily by the carrying amount of those receivables. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. There was one customer who represented 12.3% of the Company’s net trade receivables at May 31, 2010 and 12.1% of consolidated net sales during the first half of 2010.

Foreign Currency Risk

The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Great Britain Pound Sterling, Euro, Thai Baht and Chinese Yuan.

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The use of these contracts minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $4.4 million as of May 31, 2010. These forward exchange contracts are not designated as hedging instruments.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates, which approximates market interest rates. The Company has one interest rate swap with a notional amount of $50 million to convert a portion of its Term Loan from variable to a fixed rate. The valuation of this swap is determined using the forecasted three month LIBOR index (i.e., yield-curve), the market rates for interest rate swaps with similar cash flows and consideration of non-performance risk. This interest rate swap is designated as a cash flow hedge.

Derivative Instruments

The Company recognizes the fair value of derivative instruments as either an asset or a liability within its statement of financial position. For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income (Loss) (“AOCI”). Amounts in AOCI are recognized in earnings when the underlying hedged transaction occurs. Ineffectiveness, if any, is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative to the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.

As of May 31, 2010 and November 30, 2009, recognized in other liabilities were the fair values of the Company’s interest rate swap of $3.9 million and $4.6 million, respectively, with a corresponding reduction recognized in AOCI. There was no ineffectiveness on the interest rate swap during the second quarter of 2010. To the extent the Company holds the interest rate swap to maturity, the corresponding liability is expected to be reduced to zero at its maturity date in May 2012.

Note B – Fair Value Measurements (Continued)

As of May 31, 2010 and November 30, 2009, the fair value of the Company’s foreign exchange contracts were less than $0.1 million and was recognized in other current assets. Gains and losses on these contracts are recognized in other income and were immaterial during the second quarters of 2010 and 2009.

The Company does not enter into derivative instruments for trading or speculative purposes.

Fair Value Measurements

The following financial liabilities were measured at fair value on a recurring basis during the three months ended May 31, 2010:

	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Foreign currency exchange contracts	$—	$—	$—	$—

Total assets	$—	$—	$—	$—

Financial Liabilities:
Interest rate swap	$3.9	$—	$3.9	$—

Total liabilities	$3.9	$—	$3.9	$—

Assets and liabilities that are within the provisions of the Fair Value Measurements and Disclosure topic of the Accounting Standards Codification (“ASC”), such as the Company’s foreign currency exchange contracts and interest rate swap, are recorded at fair value using market and income valuation approaches and considering the credit risk of the Company and/or the counterparty, as appropriate. The Company’s foreign currency exchange contracts and interest rate swap are not exchange traded instruments, however, they are valued based on observable inputs for similar assets or liabilities and accordingly are classified as Level 2 inputs.

During the second quarter of 2010, the Company recognized a fair value adjustment of $6.2 million related to the impairment of its Columbus, Mississippi facility (see Note E). The fair value was determined using a cost approach which included significant unobservable inputs classified as Level 3 inputs. The cost approach used estimated prices that the Company would receive for the underlying assets based on the cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

Note C – Inventories

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (“LIFO”) method represented approximately $50.7 million or 55.4% and $44.9 million or 63.0% of inventories at May 31, 2010 and November 30, 2009, respectively. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method.

	May 31, 2010	November 30, 2009
Raw materials and supplies	$35.9	$25.9
Work-in-process	5.7	3.9
Finished products	49.9	41.7

Acquired cost of inventories	91.5	71.5
Excess of acquired cost over LIFO cost	(28.8)	(26.8)
Obsolescence reserves	(7.4)	(7.2)

Inventories	$55.3	$37.5

Note C – Inventories (Continued)

Due to anticipated increases in prices and quantities, the Company expects to recognize an increase in its LIFO reserve of $4.1 million for 2010 and accordingly, recognized a charge of $1.4 million in the second quarter of 2010 and $2.0 million in the first half of 2010.

Note D – Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	May 31, 2010	November 30, 2009
Term Loan B – current portion (interest at 2.7%)	$1.5	$1.5
Foreign subsidiaries borrowings (interest at 5.1 – 5.3%)	2.5	1.8

Total	$4.0	$3.3

Certain foreign subsidiaries’ borrowings are secured by equipment and land use rights of the foreign subsidiaries. In addition, the Company has additional foreign credit facilities of $6.0 million, which were unused as of May 31, 2010 and November 30, 2009, and a facility for the issuance of letters of credit of $4.5 million.

The Company’s long-term debt consists of the following:

	May 31, 2010	November 30, 2009
Term Loan B (interest at 2.7% - 7.7%)	$141.6	$142.3
Senior Revolving Credit Facility	—	—

	141.6	142.3
Less: current portion	1.5	1.5

Total long-term debt	$140.1	$140.8

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of May 31, 2010. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, dividend payments, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At May 31, 2010, the Company was in compliance with this requirement with a ratio of 1.4 to 1.

Note D – Debt and Credit Lines (Continued)

On May 31, 2007, as required under the Term Loan, the Company entered into a five year fixed rate interest rate swap (“the interest rate swap”) agreement with a $50 million notional amount to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counterparty a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including an applicable margin of the Term Loan of 2.5%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same LIBOR base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. At May 31, 2010 and November 30, 2009, the unrealized loss of the interest rate swap of $3.9 million and $4.6 million, respectively, was recognized as a non-current liability with a corresponding amount recognized in AOCI.

In connection with the Term Loan, on May 22, 2007, the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base including a reserve, as calculated by the Lenders, for the Company’s interest rate swap (“interest rate swap reserve”). The interest rate swap reserve was $4.0 million as of May 31, 2010. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $20 million and averaged $57.7 million during the second quarter of 2010. The Company may request an additional increase in available borrowings under the Facility of an amount up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at May 31, 2010. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at May 31, 2010. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at May 31, 2010.

Note D – Debt and Credit Lines (Continued)

The effective interest rate on the Company’s debt was 4.5% during the second quarter of 2010 compared to 4.4% during the second quarter of 2009.

At May 31, 2010, the Company had $88.9 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90 million under the Facility. At May 31, 2010, outstanding letters of credit under the Facility were $3.0 million, the interest rate swap reserve, for compliance purposes, was $4.0 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $81.9 million.

The fair value of the Company’s debt at May 31, 2010 approximated $117.7 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

Note E – Asset Impairment

During the second quarter of 2010, the Company’s Decorative Products Segment recognized an impairment charge of $6.2 million to write-down machinery and equipment at its Columbus, Mississippi facility to fair value. The impairment was caused by the loss of business, the transfer of certain products to other Company facilities to better meet customer demand and weaker market conditions for commercial wallcovering that are not expected to recover to historical levels. The assets were written down to their estimated fair value using a cost approach based on estimated prices the Company would receive for the underlying assets. The key input in this assessment was the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

Note F – Acquisition of Intangible Assets

On May 14, 2010, the Company acquired certain intangible assets of The Dow Chemical Company’s hollow sphere plastic pigment product line for $2.5 million. Those intangible assets included patents, trademarks and customer lists. The purchase of these intangible assets will allow the Company to enhance its leading product offering to the coated paper and paperboard industry and provide an opportunity for growth in other applications.

In accordance with required accounting guidance, the Company determined the fair value of these assets to be $2.5 million on the acquisition date. The fair value of these assets were determined by utilizing a discounted cash flow model using a risk adjusted rate developed under the weighted-average cost of capital methodology.

Note G – Income Per Share

Effective December 1, 2009, the Company adopted ASC subtopic 260-10, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities.” ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method. The Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are considered participating securities, requiring the two-class method of computing earnings per share. The prior period earnings per share data has been adjusted to retrospectively reflect the application of the two-class method which did not have an impact on the computation of the Company’s net income per common share for the second quarter and first half of May 31, 2009.

Note G – Income Per Share (Continued)

The following table sets forth the computation of earnings per common share and fully diluted earnings (loss) per common share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Basic Earnings Per Share:
Net income	$15.1	$5.1	$22.9	$5.0
Less: Net income allocated to participating securities	(.5)	(.1)	(.7)	(.1)

Net income allocated to common stockholders	$14.6	$5.0	$22.2	$4.9

Total weighted-average shares outstanding – basic	44.7	43.8	44.6	43.9
Less: Weighted-average participating shares outstanding	(1.4)	(1.0)	(1.4)	(1.1)

Weighted-average common shares outstanding – basic	43.3	42.8	43.2	42.8

Net income per common share – basic	$.34	$.12	$.51	$.12

Diluted Earnings Per Share:
Net income	$15.1	$5.1	$22.9	$5.0
Less: Net income allocated to participating securities	(.5)	(.1)	(.7)	(.1)

Net income allocated to common stockholders	$14.6	$5.0	$22.2	$4.9

Weighted-average common shares outstanding – basic	43.3	42.8	43.2	42.8
Plus: Dilutive effect of stock options and restricted stock	.5	—	.4	—

Weighted-average common shares outstanding – assuming dilution	43.8	42.8	43.6	42.8

Net income per common share – assuming dilution	$.33	$.12	$.51	$.12

Options to purchase common stock of the Company totaling 0.6 million shares during the second quarter and first half of 2010, and 3.4 million and 3.5 million shares during the second quarter and first half of 2009, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note H – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of May 31, 2010, approximately 1.0 million shares of Company common stock remained available for grants under the Plan.

Note H – Share-Based Employee Compensation (Continued)

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

During the first half of 2010, no stock options were issued, 593,160 stock options expired or were forfeited and 14,159 stock options were exercised.

Restricted stock grants consist of the Company’s common stock. The Board has set a three year vesting period for most of the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first half of 2010, no restricted shares were issued and 2,250 restricted shares were vested.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.4 million during each of the second quarters of 2010 and 2009 and $0.8 million and $0.7 million during the first halves of 2010 and 2009, respectively.

As of May 31, 2010, there was $1.1 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note I – Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Net Income	$15.1	$5.1	$22.9	$5.0
Unrecognized gain (loss) on interest rate swap	.4	(.2)	.7	(.4)
Foreign currency translation loss	(1.7)	1.5	(4.4)	.6
Defined benefit pension plans:
Amortization of net prior service cost	.1	.1	.2	.2
Amortization of net gain (loss)	.4	(.3)	.9	(.6)
Curtailment	—	(.7)	—	(.7)

Comprehensive income	$14.3	$5.5	$20.3	$4.1

Note J – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s U.S. retirement programs:

	Pension Plans		Health Care Plans
Three months ended May 31, 2010 and 2009	2010	2009	2010	2009
Service costs	$.4	$1.0	$—	$—
Interest costs	3.4	3.6	.1	.2
Expected return on assets	(3.9)	(4.0)	—	—
Amortization of net loss (gain)	1.0	.3	(.5)	(.5)
Amortization of prior service costs	.2	.2	(.1)	(.1)
Curtailment gain	—	(.7)	—	—

Net periodic cost (credit)	$1.1	$.4	$(.5)	$(.4)

	Pension Plans		Health Care Plans
Six months ended May 31, 2010 and 2009	2010	2009	2010	2009
Service costs	$.8	$2.1	$—	$—
Interest costs	6.8	7.2	.2	.4
Expected return on assets	(7.8)	(8.0)	—	—
Amortization of net loss (gain)	2.0	.5	(1.0)	(1.1)
Amortization of prior service costs	.3	.5	(.2)	(.2)
Curtailment gain	—	(.7)	—	—

Net periodic cost (credit)	$2.1	$1.6	$(1.0)	$(.9)

Based on current estimates of pension asset performance, interest rates, discount rate assumptions and credit balance, the Company will be required, under the Pension Protection Act of 2006, to make quarterly contributions to its Pension Plan totalling approximately $6.5 million during 2010. The Company made a contribution of $2.5 million in the second quarter.

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

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made with cash or Company stock. The Company suspended the Company match provisions of this plan between November 7, 2008 and August 14, 2009 for all salaried employees. Non-cash expense for this plan was $0.4 million and $1.0 million for the three and six months ended May 31, 2010, respectively, with no expense for the three and six months ended May 31, 2009 due to the suspended Company match during 2009.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.2 million and $0.1 million for both the three and six months ended May 31, 2010 and 2009, respectively.

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

Note L – Business Segment Information

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

Note L – Business Segment Information (Continued)

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$86.1	$52.0	$157.4	$113.9
Specialty Chemicals	52.5	35.0	94.0	67.7

Total Performance Chemicals	$138.6	$87.0	$251.4	$181.6

Decorative Products
Commercial Wallcovering and Coated Fabrics	$59.3	$52.0	$110.2	$101.5
Decorative Laminates and Performance Films	28.5	22.3	48.7	38.4

Total Decorative Products	$87.8	$74.3	$158.9	$139.9

Consolidated Net Sales	$226.4	$161.3	$410.3	$321.5

Segment Operating Profit (Loss)
Performance Chemicals	$26.7	$11.4	$40.5	$19.2
Decorative Products	(4.5)	.2	(4.6)	(2.7)

Total Segment Operating Profit	22.2	11.6	35.9	16.5
Interest expense	(1.9)	(2.0)	(3.7)	(4.2)
Corporate expense	(4.3)	(4.0)	(7.7)	(6.6)

Consolidated Income Before Income Taxes	$16.0	$5.6	$24.5	$5.7

	May 31, 2010	November 30, 2009
Total Assets
Performance Chemicals	$160.6	$136.9
Decorative Products	193.3	179.8
Corporate	23.0	21.3

	$376.9	$338.0

Note M – Income Taxes

The Company recorded income tax expense of $0.9 million and $0.5 million during the second quarters of 2010 and 2009, respectively. The Company’s year to date effective tax rate of 6.5% in 2010 is lower than its statutory rate primarily due to utilization of the Company’s net operating loss carryforwards (“NOLCs”).

At May 31, 2010 and November 30, 2009, the total unrecognized tax benefits were $8.5 million and $8.4 million, respectively, which included penalties and interest. Penalties and interest were $1.0 million and $0.9 million as of May 31, 2010 and November 30, 2009, respectively. Of the total unrecognized tax benefit, $2.8 million would, if recognized, impact the Company’s effective tax rate.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2003.

As of May 31, 2010, the Company had approximately $131.8 million of domestic federal NOLCs, $147.4 million of state and local NOLCs and $0.8 million of foreign tax credit carryforwards. The majority of the federal, state and local NOLCs expire in the years 2021 through 2030 while the foreign tax credit carryforwards expire between 2010 and 2017.

As of May 31, 2010, the Company has a valuation allowance of $101.1 million against its net deferred tax assets. The Company, after considering the guidance in ASC 740, Income Taxes, decided to maintain its valuation allowance until it establishes further consistency in forecasting taxable income. Despite generating income in 2009 and the first half of 2010, several factors including market demand and volatile raw material costs have in recent years resulted in losses and difficulty in predicting future taxable income. The Company will continue to consider the realizability of its deferred tax assets and assess the possibility of reversing valuation allowances within the next twelve months.

Note N – Restructuring and Severance

During the first half of 2010, the Company recognized restructuring and severance costs of $0.2 million in Performance Chemicals and $0.1 million in Decorative Products. All payments for these actions are expected to be completed by the third quarter of 2010.

Note O – Other Income

During May 2010, the Company’s Performance Chemicals Segment received $9.7 million related to the termination of the RohmNova joint marketing alliance. RohmNova was a sales, marketing and technical service alliance between the Company and the Rohm and Haas Company that served the coated paper and paperboard market since 2002. The termination was required by The Dow Chemical Company's acquisition of the RohmNova partner, Rohm and Haas Company. This $9.7 million gain is included in Other Income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Note L to the Company’s Consolidated Interim Financial Statements, the Company operates two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor polish, masking tape, adhesives, tire cord, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including commercial wallcoverings, coated fabrics, performance fabrics, printed and solid color surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; kitchen and bath cabinets; transportation including automotive, bus and other mass transit, marine and motorcycle; recreational vehicles and manufactured housing; flooring; commercial and residential furniture; retail display fixtures; home furnishings and consumer electronics; and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1, Business, of our Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

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

The Company’s chief operating decision maker evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with the segment-reporting authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A of the Company’s Interim Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note L of the Company’s Interim Consolidated Financial Statements.

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

Results of Operations for the Three and Six Months Ended May 31, 2010 Compared to the Three and Six Months Ended May 31, 2009

The Company’s net sales in the second quarter of 2010 were $226.4 million compared to $161.3 million in the second quarter of 2009. The Company’s Performance Chemicals business segment revenue increased by 59.3% while the Decorative Products business segment revenue increased 18.2%. Contributing to the sales increase in 2010 were higher volumes of $25.6 million, favorable pricing of $37.5 million and favorable foreign exchange translation of $2.0 million.

The Company’s net sales in the first half of 2010 were $410.3 million compared to $321.5 million in the first half of 2009. The Company’s Performance Chemicals business segment revenue increased by 38.4% while the Decorative Products business segment revenue increased 13.6%. Contributing to the sales increase in 2010 were higher volumes of $44.9 million, favorable pricing of $40.0 million and favorable foreign exchange translation of $3.9 million.

Gross profit in the second quarter of 2010 was $47.2 million with a gross profit margin of 20.8% compared to gross profit of $40.0 million and a gross profit margin of 24.8% in the second quarter of 2009. While gross profit dollars improved by 18%, the decline in gross profit margin was primarily due to higher raw material costs and product mix, partially offset by higher selling prices.

Gross profit in the first half of 2010 was $87.2 million with a gross profit margin of 21.3% compared to gross profit of $71.7 million and a gross profit margin of 22.3% in the first half of 2009. While gross profit dollars improved by 21.6%, the lower gross profit margin was primarily due to higher raw material costs and product mix, partially offset by higher selling prices.

Selling, general and administrative expenses in the second quarter of 2010 were $25.6 million, or 11.3% of sales, compared to $25.7 million, or 15.9% of net sales in the second quarter of 2009. Due to the Company’s focused ongoing effort in controlling costs, selling, general and administrative expenses remained flat year over year, while sales volume increased $25.6 million or 16.0%.

Selling, general and administrative expense in the first half of 2010 increased $1.0 million, to $49.6 million, or 12.1% of sales, compared to $48.6 million, or 15.1% of net sales in the first half of 2009. The increase was primarily due to higher marketing expenses and higher incentive compensation expense.

Other income was $8.0 million and $8.1 million in the second quarter and first half of 2010 compared to expense of $0.2 million in both the second quarter and first half of 2009. Included in 2010 is a gain of $9.7 million relating to the dissolution of the Company’s joint venture marketing alliance with Rohm and Haas Company. The termination was required by The Dow Chemical Company’s acquisition of the Rohm and Hass Company.

Interest expense of $1.9 million for the second quarter of 2010 and $3.7 million for the first half of 2010 was lower than the comparable periods of 2009 due to lower average debt. The effective interest rate on the Company’s debt was 4.5% during the second quarter of 2010, compared to 4.4% in the second quarter of 2009. Total debt at May 31, 2010 was $144.1 million, the same as November 30, 2009 but down $12.5 million from May 31, 2009.

Income tax expense was $0.9 million and $1.6 million in the second quarter and first half of 2010, respectively, compared to $0.5 million and $0.7 million in the second quarter and first half of 2009, respectively. The increase in 2010 was primarily related to foreign income taxes as a result of improved earnings, a provision for Alternative Minimum Tax and state and local income taxes. The effective rate of 6.5% in the first half of 2010 was below the U.S. statutory rate of 35% primarily due to the utilization of net operating loss carryforwards. Valuation allowances have been provided for deferred tax assets in the U.S. as a result of the Company’s prior losses and the uncertainty of predicting future taxable earnings due to market demand, and price and raw material cost volatility. The Company will continue to consider the realizability of its deferred tax assets and assess the possibility of reversing valuation allowances within the next twelve months. At present, the Company has $131.8 million of domestic federal net operating loss carryforwards that expire by 2030.

The Company generated net income of $15.1 million or $0.33 per diluted share in the second quarter of 2010 compared to net income of $5.1 million or $0.12 per diluted share in the second quarter of 2009. For the first half of 2010, the Company generated net income of $22.9 million or $0.51 per diluted share compared to net income of $5.0 million or $0.12 per diluted share in the first half of 2009.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2010	2009	2010	2009
Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$86.1	$52.0	$157.4	$113.9
Specialty Chemicals	52.5	35.0	94.0	67.7

Total Performance Chemicals	$138.6	$87.0	$251.4	$181.6

Decorative Products
Commercial Wallcovering and Coated Fabrics	$59.3	$52.0	$110.2	$101.5
Decorative Laminates and Performance Films	28.5	22.3	48.7	38.4

Total Decorative Products	87.8	74.3	158.9	139.9

Consolidated Net Sales	$226.4	$161.3	$410.3	$321.5

Segment Gross Profit:
Performance Chemicals	$27.9	$23.9	$51.7	$42.1
Decorative Products	19.3	16.1	35.5	29.6

Consolidated Gross Profit	$47.2	$40.0	$87.2	$71.7

Segment Operating Profit (Loss):
Performance Chemicals	$26.7	$11.4	$40.5	$19.2
Decorative Products	(4.5)	.2	(4.6)	(2.7)
Interest expense	(1.9)	(2.0)	(3.7)	(4.2)
Corporate expense	(4.3)	(4.0)	(7.7)	(6.6)

Consolidated Income Before Income Tax	$16.0	$5.6	$24.5	$5.7

Performance Chemicals

Performance Chemicals’ net sales increased $51.6 million, or 59.3%, to $138.6 million during the second quarter of 2010 compared to $87.0 million during the second quarter of 2009. The higher sales were driven by stronger volume of $13.7 million, higher selling prices of $37.5 million and favorable foreign currency exchange effects of $0.4 million. Paper and Specialty Chemicals volumes were up year over year but Carpet Chemicals volumes were down. Net sales for the Paper and Carpet Chemicals product line increased $34.1 million to $86.1 million during the second quarter of 2010 compared to $52.0 million during the second quarter of 2009. Net sales for the Specialty Chemicals product line increased $17.5 million to $52.5 million during the second quarter of 2010 compared to $35.0 million during the second quarter of 2009.

Performance Chemicals’ gross profit was $27.9 million with a gross profit margin of 20.1% during the second quarter of 2010 compared to $23.9 million and a gross profit margin of 27.5% in the second quarter of 2009. While gross profit dollars improved by 16.7%, the decline in gross profit margin was primarily due to higher raw material costs and product mix, partially offset by higher selling prices.

This segment generated an operating profit of $26.7 million in the second quarter of 2010. Included in the operating profit is the gain of $9.7 million for the dissolution of the RohmNova joint venture as previously described. Excluding this gain, operating profit would have been $17.0 million for the second quarter of 2010 compared to $11.4 million in the second quarter of 2009, an improvement of $5.6 million. The increase in segment operating profit was primarily due to higher volumes of $4.7 million, higher pricing of $37.5 million and $3.1 million of lower manufacturing costs and SG&A expense offset by higher raw material costs of $37.0 million. Additionally, this segment recorded LIFO expense of $1.3 million in the second quarter of 2010 compared to LIFO income of $2.4 million in the second quarter of 2009. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for the second quarter of 2009 include an asset write-off of $0.7 million and a pension curtailment loss of $0.3 million.

Performance Chemicals’ net sales increased $69.8 million, or 38.4%, to $251.4 million during the first half of 2010 compared to $181.6 million during the first half of 2009. The higher sales were driven by stronger volume of $28.8 million, higher selling prices of $40.0 million and favorable foreign currency exchange effects of $1.0 million. Net sales for the Paper and Carpet Chemicals product line increased $43.5 million to $157.4 million during the first half of 2010 compared to $113.9 million during the first half of 2009. Net sales for the Specialty Chemicals product line increased $26.3 million to $94.0 million during the first half of 2010 compared to $67.7 million during the first half of 2009.

Performance Chemicals’ gross profit was $51.7 million with a gross profit margin of 20.6% during the first half of 2010 compared to $42.1 million and a gross profit margin of 23.2% in the first half of 2009. While gross profit dollars improved by 22.8%, the decline in gross profit margin was primarily due to higher raw material costs and product mix, partially offset by higher selling prices.

This segment generated an operating profit of $40.5 million in the first half of 2010. Included in the operating profit is the gain of $9.7 million for the dissolution of the RohmNova joint venture as previously described. Excluding this gain, operating profit would have been $30.8 million for the first half of 2010 compared to $19.2 million in the first half of 2009, an improvement of $11.6 million. The increase in segment operating profit was primarily due to higher volumes of $9.7 million, higher pricing of $40.0 million and $5.8 million of lower manufacturing cost and SG&A expense partially offset by higher raw material costs of $37.8 million. Additionally, this segment recorded LIFO expense of $1.9 million in the first half of 2010 compared to LIFO income of $5.0 million in the first half of 2009. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for the first half of 2010 include workforce reduction costs of $0.2 million and for the first half of 2009, asset write-offs of $0.7 million and a pension curtailment loss of $0.3 million.

During May 2010, the Company acquired certain intangible assets of The Dow Chemical Company’s hollow sphere plastic pigment product line for $2.5 million. Those intangible assets included patents, trademarks and customer lists. The purchase of these intangible assets will allow the Company to enhance its leading product offering to the coated paper and paperboard industry and provide an opportunity for growth in other applications.

In accordance with the applicable accounting guidance, the Company determined the fair value of these assets to be $2.5 million on the acquisition date. Sales from this product have been included in Performance Chemicals results of operations since the acquisition and were immaterial in the second quarter of 2010.

Decorative Products

Decorative Products net sales increased $13.5 million, or 18.2%, to $87.8 million in the second quarter of 2010 from $74.3 million in the second quarter of 2009 primarily due to higher volumes of $11.9 million as sales improved in all product categories other than wallcovering and favorable foreign exchange translation of $1.6 million. Commercial Wallcovering and Coated Fabrics net sales were $59.3 million in the second quarter of 2010 compared to $52.0 million in the second quarter of 2009. Net sales for the Decorative Laminates and Performance Films product line increased to $28.5 million during the second quarter of 2010 compared to $22.3 million during the second quarter of 2009.

Decorative Products’ gross profit was $19.3 million with a gross profit margin of 22.0% during the second quarter of 2010 compared to $16.1 million and a gross profit margin of 21.7% in the second quarter of 2009.

This segment had an operating loss of $4.5 million in the second quarter of 2010. Included in the operating loss is an asset impairment charge of $6.2 million for the write-down of machinery and equipment at its Columbus, Mississippi facility to fair value. The impairment was caused by the loss of business, transfer of certain products to other Company facilities to better meet customer demand and weaker market conditions for commercial wallcovering which is not expected to recover to historical levels. The assets were written down to their estimated fair value using a cost approach. Excluding the asset impairment, segment operating profit would have been $1.7 million compared to an operating profit of $0.2 million for the second quarter of 2009, an improvement of $1.5 million. The increase in segment operating profit was primarily due to cost reductions of $1.6 million and higher volumes of $1.7 million partially offset by higher raw material costs of $1.2 million. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for the second quarter of 2010 include work stoppage costs of $0.4 million and legal settlement expense of $0.3 million, and for the second quarter of 2009, a pension curtailment gain of $0.7 million and workforce reduction costs of $0.8 million.

Decorative Products net sales increased $19.0 million, or 13.6%, to $158.9 million in the first half of 2010 from $139.9 million in the first half of 2009 primarily due to higher volumes of $16.1 million and favorable foreign exchange translation of $2.9 million. Commercial Wallcovering and Coated Fabrics net sales were $110.2 million in the first half of 2010 compared to $101.5 million in the first half of 2009. Net sales for the Decorative Laminates and Performance Films product line increased to $48.7 million during the first half of 2010 compared to $38.4 million during the first half of 2009.

Decorative Products’ gross profit was $35.5 million with a gross profit margin of 22.3% during the first half of 2010 compared to $29.6 million and a gross profit margin of 21.2% in the first half of 2009.

This segment had an operating loss of $4.6 million for the first half of 2010. Included in the operating loss is an asset impairment charge of $6.2 million previously described. Excluding the asset impairment, segment operating profit would have been $1.6 million compared to an operating loss of $2.7 million for the first half of 2009, an improvement of $4.3 million. The increase in segment operating profit was primarily due to cost reductions of $4.3 million and higher volumes of $0.6 million partially offset by higher raw material costs of $0.6 million. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for the first half of 2010 include work stoppage costs of $0.4 million, legal settlement expense of $0.3 million and workforce reduction costs of $0.1 million and for the first half of 2009, a pension curtailment gain of $0.7 million and workforce reduction costs of $1.5 million.

Interest and Corporate

Interest expense was $1.9 million for the second quarter of 2010 and $3.7 million for the first half of 2010 compared to $2.0 million for the second quarter of 2009 and $4.2 million during the first half of 2009. The decrease was due to lower average debt.

Corporate expenses were $4.3 million in the second quarter of 2010 compared to $4.0 million in the second quarter of 2009. For the first half of 2010, Corporate expenses were $7.7 million compared to $6.6 million in the first half of 2009. The increase in both the quarter and the first half of 2010 is primarily due to higher incentive and employee expense.

Pension Matters

Based on current estimates of pension asset performance, interest rate, discount rate assumptions and credit balance, the Company will be required, under the Pension Protection Act of 2006, to make quarterly contributions to its pension plan totalling approximately $6.5 million during 2010. The Company made a contribution of $2.5 million in the second quarter of 2010.

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

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Six Months Ended May 31,		Change
(Dollars in millions)	2010	2009
Cash provided by operating activities	$3.0	$39.3	$36.3
Cash provided by (used in) investing activities	$2.6	$(3.1)	$5.7
Cash (used in) provided by financing activities	$—	$(31.5)	$31.5
Increase in cash and cash equivalents	$.5	$6.3	$5.8

Cash provided by operating activities was $3.0 million in the first half of 2010, compared to cash provided of $39.3 million in the first half of 2009. The change in 2010 was primarily due to an increase in accounts receivable and inventory partially offset by improved operating results. Days Sales Outstanding (“DSO”) were 52.1 days at May 31, 2010 compared to 50.1 days at May 31, 2009.

In the first half of 2010, $2.6 million was provided by investing activities, as compared to $3.1 million used in the first half of 2009. Included in the first half of 2010 is proceeds of $9.7 million received from the dissolution of the RohmNova joint venture and payments of $2.5 million for the acquisition of the intangible assets of The Dow Chemical Company’s hollow sphere plastic pigment product line. The first half of 2010 also includes $5.0 million for capital expenditures and $0.4 million of insurance proceeds compared to $3.1 million for capital expenditures in the first half of 2009. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2010 to be approximately $16 – $18 million. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the year. If necessary, a portion of capital expenditures can be funded through borrowings under its credit facility, which has $81.9 million available for future borrowings as of May 31, 2010.

No cash was provided by financing activities in the first half of 2010 as short-term borrowings under foreign debt were offset by payments on the Term Loan B. Total debt was $144.1 million as of May 31, 2010, $144.1 million as of November 30, 2009 and $156.6 million as of May 31, 2009.

Long-Term Debt

The Company’s long-term debt consists of the following:

(Dollars in millions)	May 31, 2010	November 30, 2009
Foreign subsidiaries borrowings	$2.5	$1.8
Senior Revolving Credit Facility	—	—
Term Loan B	141.6	142.3

	144.1	144.1
Less: current portion	4.0	3.3

Total long-term debt	$140.1	$140.8

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of May 31, 2010. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, dividend payments, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At May 31, 2010, the Company was in compliance with this requirement with a ratio of 1.4 to 1.

On May 31, 2007, as required under the Term Loan, the Company entered into a five year fixed rate interest rate swap agreement (“the interest rate swap”) with a $50 million notional amount to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counterparty a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including the applicable margin of the Term Loan of 2.5%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same LIBOR base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. As of May 31, 2010 and November 30, 2009, the unrealized loss of the swap of $3.9 million and $4.6 million, respectively, was recognized as a non-current liability with a corresponding amount recognized in Accumulated other comprehensive income (loss).

In connection with the Term Loan, on May 22, 2007, the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base including a reserve, as calculated by the Lenders, for the Company’s interest rate swap (“interest rate swap reserve”). The interest rate swap reserve was $4.0 million as of May 31, 2010. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $20 million and was $57.7 million during the second quarter of 2010. The Company may request an additional increase in available borrowings under the Facility of an amount up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at May 31, 2010. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at May 31, 2010. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at May 31, 2010.

At May 31, 2010, the Company had $88.9 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At May 31, 2010, outstanding letters of credit under the Facility were $3.0 million, the interest rate swap reserve, for compliance purposes, was $4.0 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $81.9 million.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2010 reflects reserves for environmental remediation of $0.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs 2,300 employees at offices, plants and other facilities located principally throughout the United States, United Kingdom, China and Thailand. Approximately 15% or 355 of the Company’s employees are covered by collective bargaining agreements in the United States. In March 2010, the Company and its Calhoun, Georgia employee members of Local 1876, Southern Region of Workers United, SEIU, agreed to a new three year contract. On May 20, 2010, the Columbus, Mississippi United Steelworkers Local #748-L voted against ratification of a new contract proposal and subsequently went on strike on May 21, 2010. The Company is continuing operations of this facility while it is continuing negotiations with the Union. This work stoppage did not have a material impact on the Company’s results of operations during the second quarter of 2010. Higher operating costs have been incurred to-date in the third quarter of 2010. Should the work stoppage continue to the end of the third quarter, the company anticipates an adverse impact on earnings of $0.06 to $0.08 per share.

New Accounting Pronouncements

New Accounting Pronouncements – Effective December 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. This guidance modifies the accounting for business combinations by requiring that assets acquired, liabilities assumed and contingent consideration arrangements be recorded at fair value on the date of acquisition. Pre-acquisition contingencies will generally be accounted for at fair value in purchase accounting. The guidance also requires that transaction costs be expensed as incurred, certain acquired in-process research and development costs be capitalized as indefinite-lived intangible assets, and that requirements for exit and disposal activities be met at the acquisition date in order to be recognized as part of a restructuring plan in purchase accounting. The adoption of this guidance did not have a material impact on the financial statements of the Company. This guidance will be applied to future business combinations executed by the Company.

Effective December 1, 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. This guidance requires noncontrolling interest to be classified as equity in the balance sheet. The income and comprehensive income attributable to noncontrolling interests, if any, is to be included in income and comprehensive income of the consolidating entity. The adoption of this guidance did not have an impact on the financial statements of the Company.

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

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations and interest rate swap. As described in Note D to the Unaudited Consolidated Financial Statements, the Company’s domestic and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $141.6 million and zero, respectively, as of May 31, 2010. Non-domestic borrowings with banks were $2.5 million as of May 31, 2010. The Company has one fixed rate interest rate swap agreement (“the swap”) for a notional amount of $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 5.23% plus the applicable margin of 2.5%. The fair value of the swap was a loss of $3.9 million as of May 31, 2010. The weighted average effective interest rate of the Company’s outstanding debt was 4.6% as of May 31, 2010. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $1.4 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business and the Asian coated fabrics business. The Company has an accumulated loss of $5.8 million as of May 31, 2010, which is included in accumulated other comprehensive loss.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2010, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended May 31 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2009. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations or cash flow.

Some of our employees are covered by collective bargaining agreements. The failure to renew any of those agreements on terms acceptable to us could increase cost or result in a prolonged work stoppage, which could adversely affect our results.

Approximately 15%, or about 355, of our employees are covered by four separate collective bargaining agreements with various renewal dates. On May 20, 2010, the Columbus, Mississippi United Steelworkers Local #748-L voted against ratification of a new contract proposal and subsequently went on strike on May 21, 2010. There can be no assurance that any of our collective bargaining agreements, including the agreement covering our employees in Columbus, will be renewed on similar terms or renegotiated on terms acceptable to us. Any prolonged work stoppages in one or more of our facilities, including the Columbus facility, could adversely affect our results.

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

OMNOVA Solutions Inc.

Date: June 30, 2010	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: June 30, 2010	By	/s/ James C. LeMay
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