Form 10-Q
period 2010-08-31
OMNOVA SOLUTIONS INC
filed 2010-09-30
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2010

Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road Fairlawn, Ohio 44333-3300

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    YES  ☐    NO  ☐

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

At August 31, 2010, there were 44,906,028 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1.	Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Net Sales	$227.9	$186.1	$638.2	$507.6
Cost of products sold	188.8	142.1	511.6	391.9

Gross Profit	39.1	44.0	126.6	115.7

Selling, general and administrative	24.4	25.7	74.5	74.3
Depreciation and amortization	4.7	5.9	15.7	17.2
Restructuring and severance	.2	.3	.5	2.0
Asset impairment	—	—	6.2	.7
Interest expense	1.9	2.0	5.6	6.2
Other expense (income), net	4.3	.1	(4.0)	(.4)

	35.5	34.0	98.5	100.0

Income before income taxes	3.6	10.0	28.1	15.7
Income tax expense (benefit)	.1	(.1)	1.7	.6

Net Income	$3.5	$10.1	$26.4	$15.1

Basic and Diluted Income Per Share
Net Income Per Share – Basic and Diluted	$.08	$.23	$.59	$.34

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Financial Position

(Dollars in Millions, Except Share Amounts)

	August 31, 2010	November 30, 2009
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$59.7	$41.5
Accounts receivable, net	125.4	105.9
Inventories	51.0	37.5
Prepaid expenses and other	3.1	2.4

Total Current Assets	239.2	187.3

Property, plant and equipment	509.8	521.3
Accumulated depreciation	(380.2)	(379.4)

	129.6	141.9
Trademarks and other intangible assets, net	6.1	4.4
Deferred income taxes	1.2	1.2
Other assets	2.8	3.2

Total Assets	$378.9	$338.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$4.7	$3.3
Accounts payable	81.9	64.4
Accrued payroll and personal property taxes	15.8	16.4
Employee benefit obligations	2.6	2.6
Deferred income taxes	.9	.9
Other current liabilities	5.1	4.0

Total Current Liabilities	111.0	91.6

Long-term debt	139.7	140.8
Postretirement benefits other than pensions	8.1	8.4
Pension liabilities	60.2	65.4
Deferred income taxes	.9	.9
Other liabilities	14.3	15.8

Total Liabilities	334.2	322.9

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 45.1 million and 44.5 million shares issued as of August 31, 2010 and November 30, 2009, respectively	4.5	4.4
Additional contributed capital	316.8	314.1
Retained deficit	(193.5)	(219.9)
Treasury stock at cost; .2 million shares at August 31, 2010 and .1 million shares at November 30, 2009	(1.3)	(.4)
Accumulated other comprehensive loss	(81.8)	(83.1)

Total Shareholders’ Equity	44.7	15.1

Total Liabilities and Shareholders’ Equity	$378.9	$338.0

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Nine Months Ended August 31,
	2010	2009
Operating Activities
Net income	$26.4	$15.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.7	17.2
Non-cash stock compensation expense	2.6	1.4
Gain from dissolution of joint marketing alliance	(9.7)	—
Impairment of fixed assets	6.2	.7
Other	1.2	1.3
Changes in operating assets and liabilities:
Current assets	(35.0)	22.1
Current liabilities	16.8	1.3
Other non-current assets	.1	1.3
Contribution to defined benefit plan	(4.6)
Other non-current liabilities	1.8	(2.0)

Net Cash Provided By Operating Activities	21.5	58.4

Investing Activities
Capital expenditures	(8.8)	(5.4)
Proceeds from insurance settlements	.4	—
Proceeds from dissolution of joint marketing alliance	9.7	.8
Proceeds from asset disposals	—	.1
Acquisitions	(2.5)	—

Net Cash Used In Investing Activities	(1.2)	(4.5)

Financing Activities
Proceeds from borrowings	411.9	369.9
Repayment of debt obligations	(413.0)	(410.8)
Short-term debt (payments), net	1.5	(2.8)

Net Cash Provided By (Used In) Financing Activities	.4	(43.7)
Effect of exchange rate changes on cash	(2.5)	2.0

Net Increase In Cash And Cash Equivalents	18.2	12.2
Cash and cash equivalents at beginning of period	41.5	17.4

Cash And Cash Equivalents At End Of Period	$59.7	$29.6

Supplemental Cash Flows Information
Cash paid for:
Interest	$5.5	$5.8
Income taxes	$2.4	$.9

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2010

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

The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30, respectively. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, construction and refurbishment activities over the holidays and cold winter months.

Prior to August 1, 2009, the Company’s Decorative Products Asian subsidiaries’ results of operations were included in the Company’s consolidated financial statements on a one-month delay in order to facilitate timely reporting and consolidation. As a result of process improvements during the third quarter of 2009, this one-month delay was eliminated as it was no longer required in order to achieve timely consolidation. The Company believes that this change is preferable as it includes the results of the Asian businesses on a current basis. While a change to eliminate the previously existing reporting lag is considered a change in accounting principle, the Company has not retrospectively applied this change in accounting principle to prior periods since its impact to the consolidated balance sheets and related statements of operations and cash flows was immaterial for all periods prior to August 1, 2009.

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

Effective December 1, 2009, the Company adopted ASC subtopic 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. The Company has applied the provisions of this accounting guidance for all periods presented.

In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. As of August 31, 2010, there have been no transfers between Levels 1 and 2 and the Company does not expect the adoption of these amendments to have a material impact on the disclosures in the Company’s consolidated financial statements.

Note B – Fair Value Measurements and Risk

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its accounts receivable and the maximum exposure of credit risk would be represented primarily by the carrying amount of those receivables. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. There was one customer who represented 10.7% of the Company’s net trade receivables at August 31, 2010 and 12.0% of consolidated net sales during the third quarter of 2010.

Foreign Currency Risk

The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Great Britain Pound Sterling, Euro, Thai Baht and Chinese Yuan.

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The use of these contracts minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $6.4 million as of August 31, 2010. These forward exchange contracts are not designated as hedging instruments.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s debt, which bears interest at variable rates, approximating market interest rates. The Company has one interest rate swap with a notional amount of $50 million to convert a portion of its Term Loan from variable to a fixed rate. The valuation of this swap is determined using the forecasted three month LIBOR index (i.e., yield-curve), the market rates for interest rate swaps with similar cash flows and consideration of non-performance risk. This interest rate swap is designated as a cash flow hedge.

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

Note B – Fair Value Measurements and Risk (Continued)

As of August 31, 2010 and November 30, 2009, recognized in other liabilities were the fair values of the Company’s interest rate swap of $3.9 million and $4.6 million, respectively, with a corresponding reduction recognized in AOCI. There was no ineffectiveness on the interest rate swap during the third quarter of 2010. To the extent the Company holds the interest rate swap to maturity, the corresponding liability is expected to be reduced to zero at its maturity date in May 2012.

As of August 31, 2010 and November 30, 2009, the fair value of the Company’s foreign exchange contracts were less than $0.2 million and was recognized in other current assets. Gains and losses on these contracts are recognized in other income and were immaterial during the third quarters and the first nine months of 2010 and 2009.

The Company does not enter into derivative instruments for trading or speculative purposes.

Fair Value Measurements

The following financial liabilities were measured at fair value on a recurring basis during the first nine months ended August 31, 2010:

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

Note C – Inventories

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (“LIFO”) method represented approximately $50.7 million or 58% and $44.9 million or 63% of inventories at August 31, 2010 and November 30, 2009, respectively. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. The remaining portion of inventories are stated using the first-in, first-out (“FIFO”) method.

	August 31, 2010	November 30, 2009
Raw materials and supplies	$35.1	$25.9
Work-in-process	4.6	3.9
Finished products	48.5	41.7

Acquired cost of inventories	88.2	71.5
Excess of acquired cost over LIFO cost	(29.7)	(26.8)
Obsolescence reserves	(7.5)	(7.2)

Inventories	$51.0	$37.5

Due to anticipated increases in prices and quantities, the Company expects to recognize an increase in its LIFO reserve of $3.9 million for 2010 and accordingly, recognized a charge of $0.9 million in the third quarter of 2010 and $2.9 million in the first nine months of 2010.

Note D – Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	August 31, 2010	November 30, 2009
Term Loan B – current portion (interest at 2.8%)	$1.5	$1.5
Foreign subsidiaries borrowings (interest at 5.1 – 5.3%)	3.2	1.8

Total	$4.7	$3.3

Certain foreign subsidiaries’ borrowings are secured by equipment and land use rights of the foreign subsidiaries. In addition, the Company has additional foreign credit facilities of $6.0 million, which were unused as of August 31, 2010 and November 30, 2009, and a facility for the issuance of letters of credit of $4.5 million.

The Company’s long-term debt consists of the following:

	August 31, 2010	November 30, 2009
Term Loan B (interest at 2.8% - 7.7%)	$141.2	$142.3
Senior Revolving Credit Facility	—	—

	141.2	142.3
Less: current portion	1.5	1.5

Total long-term debt	$139.7	$140.8

Note D – Debt and Credit Lines (Continued)

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of August 31, 2010. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, dividend payments, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At August 31, 2010, the Company was in compliance with this requirement with a ratio of 1.3 to 1.

On May 31, 2007, as required under the Term Loan, the Company entered into a five year fixed rate interest rate swap (“the interest rate swap”) agreement with a $50 million notional amount to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counterparty a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including an applicable margin of the Term Loan of 2.5%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same LIBOR base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. At August 31, 2010 and November 30, 2009, the unrealized loss of the interest rate swap of $3.9 million and $4.6 million, respectively, was recognized as a non-current liability with a corresponding amount recognized in AOCI.

In connection with the Term Loan, on May 22, 2007, the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base including a reserve, as calculated by the Lenders, for the Company’s interest rate swap (“interest rate swap reserve”). The interest rate swap reserve was $4.1 million as of August 31, 2010. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $20 million and averaged $65.4 million during the third quarter of 2010. The Company may request an additional increase in available borrowings under the Facility of an amount up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Note D – Debt and Credit Lines (Continued)

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at August 31, 2010. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at August 31, 2010. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at August 31, 2010.

The effective interest rate on the Company’s debt was 4.6% during the third quarters of both 2010 and 2009.

At August 31, 2010, the Company had $86.7 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90 million under the Facility. At August 31, 2010, outstanding letters of credit under the Facility were $3.0 million, the interest rate swap reserve, for compliance purposes, was $4.1 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $79.6 million.

The fair value of the Company’s debt at August 31, 2010 approximated $119.5 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

Note E – Asset Impairment

During the second quarter of 2010, the Company’s Decorative Products segment recognized an impairment charge of $6.2 million to write-down machinery and equipment at its Columbus, Mississippi facility to fair value. The impairment was caused by the loss of business from weaker market conditions for commercial wallcovering that are not expected to recover to historical levels and the transfer of certain products to other Company facilities to better meet customer demand. The assets were written down to their estimated fair value using a cost approach based on estimated prices the Company would receive for the underlying assets. The key input in this assessment was the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

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

Note G – Income Per Share

Effective December 1, 2009, the Company adopted the provisions of ASC subtopic 260-10, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities.” ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are to be included in the computation of earnings per share under the two-class method. Certain of the Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are considered participating securities, requiring the two-class method of computing earnings per share. The prior period earnings per share data has been adjusted to retrospectively reflect the application of the two-class method which did not have an impact on the computation of the Company’s net income per common share for the third quarter of 2009, however, the impact on the first nine months of 2009 was a change from $0.35 per basic and diluted share to $0.34 per basic and diluted shares.

The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Basic Earnings Per Share:
Net income	$3.5	$10.1	$26.4	$15.1
Less: Net income allocated to participating securities	.1	.3	.8	.4

Net income allocated to common stockholders	$3.4	$9.8	$25.6	$14.7

Total weighted-average shares outstanding – basic	44.8	44.3	44.7	44.0
Less: Weighted-average participating shares outstanding	1.4	1.4	1.4	1.2

Weighted-average common shares outstanding – basic	43.4	42.9	43.3	42.8

Net income per common share – basic	$.08	$.23	$.59	$.34

Diluted Earnings Per Share:
Net income	$3.5	$10.1	$26.4	$15.1
Less: Net income allocated to participating securities	.1	.3	.8	.4

Net income allocated to common stockholders	$3.4	$9.8	$25.6	$14.7

Weighted-average common shares outstanding – basic	43.4	42.9	43.3	42.8
Plus: Dilutive effect of stock options and restricted stock	.5	—	.4	—

Weighted-average common shares outstanding – assuming dilution	43.9	42.9	43.7	42.8

Net income per common share – assuming dilution	$.08	$.23	$.59	$.34

Options to purchase common stock of the Company totaling .6 million and .8 million shares during the third quarter and first nine months of 2010, respectively, and 2.8 million and 3.5 million shares during the third quarter and first nine months of 2009, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note H – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of August 31, 2010, approximately .7 million shares of Company common stock remained available for grants under the Plan.

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

During the first nine months of 2010, no stock options were issued, 598,160 stock options expired or were forfeited and 14,159 stock options were exercised.

Restricted stock grants consist of the Company’s common stock. The Board has set a three year vesting period for most of the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the date of grant. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first nine months of 2010, 232,900 restricted shares were issued, 750 shares were forfeited and 262,270 restricted shares were vested.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.4 million during each of the third quarters of 2010 and 2009 and $2.6 million and $1.0 million during the first nine months of 2010 and 2009, respectively.

As of August 31, 2010, there was $3.0 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note I – Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Net Income	$3.5	$10.1	$26.4	$15.1
Unrecognized gain (loss) on interest rate swap	—	.2	.7	(.2)
Foreign currency translation gain (loss)	3.3	1.6	(1.1)	1.5
Defined benefit pension plans:
Amortization of net prior service cost	.1	(.1)	.3	.1
Amortization of net gain (loss)	.5	(.1)	1.4	(.7)
Curtailment	—	(53.0)	—	(53.7)

Comprehensive income	$7.4	$(41.3)	$27.7	$(37.9)

Note J – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s U.S. retirement programs:

	Pension Plans		Health Care Plans
Three months ended August 31, 2010 and 2009	2010	2009	2010	2009
Service costs	$.4	$.4	$—	$—
Interest costs	3.4	3.4	.2	.2
Expected return on assets	(3.9)	(3.8)	—	—
Amortization of net loss (gain)	1.0	.6	(.6)	(.6)
Amortization of prior service costs	.1	.1	(.1)	(.1)

Net periodic cost (credit)	$1.0	$.7	$(.5)	$(.5)

	Pension Plans		Health Care Plans
Nine months ended August 31, 2010 and 2009	2010	2009	2010	2009
Service costs	$1.2	$2.5	$—	$—
Interest costs	10.1	10.6	.5	.6
Expected return on assets	(11.8)	(11.8)	—	—
Amortization of net loss (gain)	3.0	1.1	(1.7)	(1.7)
Amortization of prior service costs	.5	.5	(.2)	(.3)
Curtailment gain	—	(.7)	—	—

Net periodic cost (credit)	$3.0	$2.2	$(1.4)	$(1.4)

Based on current estimates of pension asset performance, interest rates, discount rate assumptions and credit balance, the Company will be required, under the Pension Protection Act of 2006, to make quarterly contributions to its Pension Plan totalling approximately $5.1 million during 2010. During the first nine months of 2010, the Company has made contributions of $4.6 million.

Note J – Employee Benefit Plans (Continued)

In June 2010, the “Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010” (the “Act) became law. The Act allows defined benefit plan sponsors who meet certain requirements to elect to amortize required plan funding over either seven years or fifteen years. The provisions of the Act may be applied to any two plan years during 2008-2011. For the 2009 plan year, the Company has elected to fund its obligation over fifteen years.

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

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all salaried employees and to certain groups of hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made with cash or Company stock. The Company suspended the Company match provisions of this plan between November 7, 2008 and August 14, 2009 for all salaried employees. Non-cash expense for this plan was $0.4 million and $0.3 million for the three months ended August 31, 2010 and 2009, respectively, and $1.4 million and $0.7 million the nine months ended August 31, 2010 and 2009, respectively.

The Company also contributes to a defined contribution plan for its U.K. employees. The Company contributes 4% to 8% of the employees’ wages depending upon the age of the employee. The cost of this plan was approximately $0.1 million and $0.2 million for each of the three months ended August 31, 2010 and 2009, and $0.4 million for each of the nine month periods ended August 31, 2010 and 2009.

Note K – Contingencies

From time to time, the Company is subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property and other matters arising out of the Company’s business. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change. Actual results may materially differ from the Company’s estimates and an unfavorable resolution of any such matter could have a material adverse effect on the financial condition, results of operations or cash flows of the Company in the period in which such resolution occurs. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Note L – Business Segment Information (Continued)

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

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as hygiene products, engine filters, flooring underlay, roofing mat and scrub pads), floor care polish, paper tape, adhesives, tire cord, textiles, oil and extraction and plastic part coatings.

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

Note L – Business Segment Information (Continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated income before income taxes.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$90.7	$64.5	$248.1	$178.4
Specialty Chemicals	54.6	39.9	148.6	107.6

Total Performance Chemicals	$145.3	$104.4	$396.7	$286.0

Decorative Products
Commercial Wallcovering and Coated Fabrics	$56.2	$58.5	$166.4	$160.0
Decorative Laminates and Performance Films	26.4	23.2	75.1	61.6

Total Decorative Products	$82.6	$81.7	$241.5	$221.6

Consolidated Net Sales	$227.9	$186.1	$638.2	$507.6

Segment Operating Profit
Performance Chemicals	$15.2	$14.8	$55.7	$34.0
Decorative Products	(4.9)	.6	(9.5)	(2.0)

Total Segment Operating Profit	10.3	15.4	46.2	32.0
Interest expense	(1.9)	(2.0)	(5.6)	(6.2)
Corporate expense	(4.8)	(3.4)	(12.5)	(10.1)

Consolidated Income Before Income Taxes	$3.6	$10.0	$28.1	$15.7

	August 31, 2010	November 30, 2009
Total Assets
Performance Chemicals	$157.0	$136.9
Decorative Products	189.2	179.8
Corporate	32.7	21.3

	$378.9	$338.0

Note M – Income Taxes

The Company recorded income tax expense of $0.1 million and a benefit of $0.1 million during the third quarters of 2010 and 2009, respectively. The Company’s year to date effective tax rate of 5.9% in 2010 is lower than its statutory rate primarily due to utilization of the Company’s net operating loss carryforwards (“NOLCs”) with offsetting valuation allowances.

At August 31, 2010 and November 30, 2009, the total unrecognized tax benefits were $8.6 million and $8.4 million, respectively, which included penalties and interest. Penalties and interest were $1.0 million and $0.9 million as of August 31, 2010 and November 30, 2009, respectively. Of the total unrecognized tax benefit, $2.8 million would, if recognized, impact the Company’s effective tax rate.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2003.

Note M – Income Taxes (Continued)

As of August 31, 2010, the Company had approximately $137.8 million of domestic federal NOLCs, $147.4 million of state and local NOLCs and $0.8 million of foreign tax credit carryforwards. The majority of the federal, state and local NOLCs expire in the years 2021 through 2030 while the foreign tax credit carryforwards expire between 2010 and 2017.

As of August 31, 2010, the Company had a valuation allowance of $101.1 million against its net deferred tax assets. The Company, after considering the guidance in ASC 740, Income Taxes, decided to maintain its valuation allowance until it establishes further consistency in forecasting taxable income. Despite generating income in 2009 and the first nine months of 2010, several factors including market demand and volatile raw material costs have in recent years resulted in losses and difficulty in predicting future taxable income. The Company will continue to consider the realizability of its deferred tax assets and assess the possibility of reversing valuation allowances within the next twelve months.

Note N – Restructuring and Severance

During the third quarter of 2010, the Company recognized restructuring and severance costs of $0.1 million at each of Performance Chemicals and Decorative Products relating to workforce reduction actions. All payments for these actions are expected to be completed by the first quarter of 2011.

During the first nine months of 2010, the Company recognized restructuring and severance costs of $0.3 million in Performance Chemicals and $0.2 million in Decorative Products. All payments for these actions are expected to be completed by the first quarter of 2011.

Note O – Other Expense (Income)

The following table sets forth the major components of other expense (income):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2010	2009	2010	2009
Strike-related expense	$1.3	$—	$1.5	$—
Acquisition expense	1.9	—	2.6	—
Foreign import duty claim	.8	—	.8	—
Gain on RhomNova dissolution	—	—	(9.7)	—
Loss (gain) on foreign currency transactions	.4	(.1)	1.2	.2
Other	(.1)	.2	(.4)	(.6)

	$4.3	$.1	$(4.0)	$(.4)

During May 2010, the Company’s Performance Chemicals segment received $9.7 million related to the termination of the RohmNova joint marketing alliance. RohmNova was a sales, marketing and technical service alliance between the Company and the Rohm and Haas Company that served the coated paper and paperboard market since 2002. The termination was required by The Dow Chemical Company’s acquisition of the RohmNova partner, Rohm and Haas Company. This $9.7 million gain is included in Other Income.

On May 20, 2010, the Columbus, Mississippi United Steelworkers Local #748-L voted against ratification of a new contract proposal and subsequently went on strike on May 21, 2010. The Company’s salaried workforce and contract labor have been operating the plant and meeting customers’ requirements. The Company has incurred strike-related costs of $3.9 million in the third quarter of 2010 of which $2.6 million is included in cost of goods sold and $1.3 million included in other expense (income). The Company has incurred strike-related costs of $4.3 million during the first nine months of 2010 of which $2.8 million is included in cost of goods sold and $1.5 million included in other expense (income). Late in the third quarter of 2010, the Company transitioned from contract labor to locally hired replacement workers. As a result, strike-related costs are expected to decline significantly in the fourth quarter of 2010 to approximately $0.8 million to $1.2 million.

Note P – Subsequent Event

On September 22, 2010, OMNOVA entered into a letter agreement (the “Put Agreement”) with AXA Investment Managers Private Equity Europe (“AXA”), on behalf of two of its funds (the “AXA Funds”) and as agent of the Sellers (as defined below). Pursuant to the terms of the Put Agreement, after completion of the consultation process with Eliokem’s French works council, and subject to certain conditions, AXA will have the right to require OMNOVA to enter into a Sale and Purchase Agreement (the “Purchase Agreement”) with the AXA Funds and the other holders of Eliokem’s equity securities (collectively with the AXA Funds, the “Sellers”) providing for the purchase by OMNOVA of all of the outstanding ordinary shares of, and other securities exercisable for, convertible into and redeemable for ordinary shares of Eliokem International SAS (“Eliokem”).

Note P – Subsequent Event (Continued)

Pursuant to the terms of the Purchase Agreement, OMNOVA will agree to acquire all of the outstanding ordinary shares of Eliokem (“Shares”), as well as all warrants to purchase Shares, debt securities convertible into Shares and debt securities redeemable for Shares, from the Sellers for an aggregate purchase price of €227.5 million (approximately $300 million at current exchange rates) in cash, less amounts for Eliokem’s net debt and debt-like items, and subject to working capital and capital expenditure adjustments (the “Acquisition”). Certain Acquisition payments are euro-denominated and are subject to change based on fluctuations in the euro-U.S. dollar exchange rate.

OMNOVA intends to raise $425 million of new long-term debt to fund the Acquisition and the repayment of all existing OMNOVA and Eliokem debt. In addition, OMNOVA intends to increase the availability under its currently unused asset-based credit facility to $100 million. The Company has incurred $1.9 million and $2.6 million of cost related to this acquisition in the third quarter and first nine months of 2010, respectively. The Company expects to incur additional acquisition and financing costs related to this transaction during the fourth quarter of 2010.

Eliokem is a global emulsion polymers company headquartered in Villejust, France and with manufacturing facilities located in Le Harve, France, Caojing and Ningbo, China, Valia, India and Akron, Ohio. Eliokem also has sales offices in Ohio, Singapore, Shanghai and Mumbai. The Company believes the Acquisition will enhance its Performance Chemicals’ product offerings, provide access to new, adjacent and related markets and enhance the Company’s global capacity while achieving synergies in manufacturing, logistics, purchasing and SG&A. The Company expects the Acquisition to be accretive in 2012 with potential modest dilution in 2011.

The Acquisition is subject to consultation with Eliokem’s works council in France, completion of a definitive agreement, receipt of regulatory approvals, and the satisfaction or waiver of financing and other customary conditions. The Company expects the Acquisition to be completed by the end of 2010. If the Company terminates the Purchase Agreement or is not able to obtain financing, the Company would be required to pay a termination fee of €7 million (approximately $9 million at current exchange rates).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Note L to the Company’s Consolidated Interim Financial Statements, the Company operates two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, textiles, construction, floor care polish, masking tape, adhesives, tire cord, plastic parts and various other applications. The Decorative Products segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including commercial wallcoverings, coated fabrics, performance fabrics, printed and solid color surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; kitchen and bath cabinets; transportation including automotive, bus and other mass transit, marine and motorcycle; recreational vehicles and manufactured housing; flooring; commercial and residential furniture; retail display fixtures; home furnishings and consumer electronics; and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1, Business, of our Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

The Company’s products are sold to manufacturers, independent distributors and end users directly and through agents.

The Company has strategically located manufacturing facilities in the United States, United Kingdom, China and Thailand.

Historically the Company’s sales and income have been seasonal. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, construction and refurbishment activities during the holidays and cold weather months. The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30, respectively.

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

Results of Operations for the Three and Nine Months Ended August 31, 2010 Compared to the Three and Nine Months Ended August 31, 2009

The Company’s net sales in the third quarter of 2010 were $227.9 million compared to $186.1 million in the third quarter of 2009. The Company’s Performance Chemicals business segment revenue increased by 39.2% and the Decorative Products business segment revenue increased 1.1%. Contributing to the sales increase in 2010 were higher volumes of $7.4 million and favorable pricing of $35.0 million, partially offset by unfavorable foreign exchange translation of $0.6 million.

The Company’s net sales in the first nine months of 2010 were $638.2 million compared to $507.6 million in the first nine months of 2009. The Company’s Performance Chemicals business segment revenue increased by 38.7% and the Decorative Products business segment revenue increased 9.0%. Contributing to the sales increase in 2010 were higher volumes of $52.2 million favorable pricing of $75.1 million and favorable foreign exchange translation of $3.3 million.

Gross profit in the third quarter of 2010 was $39.1 million with a gross profit margin of 17.2% compared to gross profit of $44.0 million and a gross profit margin of 23.6% in the third quarter of 2009. Included in gross profit in 2010 is $2.6 million of strike-related costs. The decline in gross profit margin was primarily due to a change in product mix, higher manufacturing costs as a result of the strike and the effect of index pricing, in which higher raw material costs are passed through without any gross margin benefit.

Gross profit in the first nine months of 2010 was $126.6 million with a gross profit margin of 19.8% compared to gross profit of $115.7 million and a gross profit margin of 22.8% in the first nine months of 2009. While gross profit dollars improved by 9.4%, the lower gross profit margin was primarily due to a change in product mix, higher manufacturing costs as a result of the strike and the effect of index pricing, in which higher raw material costs are passed through without any gross margin benefit.

Selling, general and administrative expenses in the third quarter of 2010 were $24.4 million, or 10.7% of sales, compared to $25.7 million, or 13.8% of net sales in the third quarter of 2009. Despite rising volumes, selling, general and administrative expense decreased due to the Company’s focused cost controlling efforts.

Selling, general and administrative expense in the first nine months of 2010 increased $0.2 million, to $74.5 million, or 11.7% of sales, compared to $74.3 million, or 14.6% of net sales in the first nine months of 2009. While sales volume increased $48.6 million or 9.6%, selling, general and administrative expenses increased only slightly year over year as the Company has focused on controlling costs.

Other expense was $4.3 million in the third quarter of 2010 compared to $0.1 million in the prior year. The increase is primarily due to strike related costs of $1.3 million, costs related to a pending acquisition of $1.9 million and a foreign import duty claim of $0.8 million in the third quarter of 2010. For the first nine months of 2010, other income was $4.0 million compared to $0.4 million in the prior year. Included in 2010 is a gain of $9.7 million relating to the dissolution of the Company’s joint venture marketing alliance with Rohm and Haas Company. The termination was required by The Dow Chemical Company’s acquisition of the Rohm and Haas Company. Also included in 2010 are strike-related costs of $1.5 million, acquisition related costs of $2.6 million, a foreign import duty claim of $0.8 million and a legal settlement of $0.3 million. Included in 2009 is a pension curtailment gain of $0.6 million.

Interest expense was $1.9 million for the third quarter of 2010 compared to $2.0 million in the third quarter of 2009, and $5.6 million for the first nine months of 2010 compared to $6.2 million for the first nine months of 2009. The lower expense for the first nine months of 2010 was due to lower average debt. The effective interest rate on the Company’s debt was 4.6% during both the third quarters of 2010 and 2009. Total debt at August 31, 2010 was $144.4 million compared to $144.1 million at both November 30, 2009 and May 31, 2010.

Income tax expense was $0.1 million and $1.7 million in the third quarter and first nine months of 2010, respectively, compared to a benefit of $0.1 million and expense of $0.6 million in the third quarter and first nine months of 2009, respectively. The increase in 2010 was primarily related to foreign income taxes as a result of improved earnings, a provision for Alternative Minimum Tax and state and local income taxes. The effective rate of 5.9% in the first nine months of 2010 was below the U.S. statutory rate of 35% primarily due to the utilization of net operating loss carryforwards with offsetting valuation allowances. Valuation allowances have been provided for deferred tax assets in the U.S. as a result of the Company’s prior losses and the uncertainty of predicting future taxable earnings due to market demand, and price and raw material cost volatility. The Company will continue to consider the realizability of its deferred tax assets and assess the possibility of reversing valuation allowances within the next twelve months. At present, the Company has $137.8 million of domestic federal net operating loss carryforwards that expire by 2030.

The Company generated net income of $3.5 million or $0.08 per diluted share in the third quarter of 2010 compared to net income of $10.1 million or $0.23 per diluted share in the third quarter of 2009. For the first nine months of 2010, the Company generated net income of $26.4 million or $0.59 per diluted share compared to net income of $15.1 million or $0.34 per diluted share in the first nine months of 2009.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2010	2009	2010	2009
Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$90.7	$64.5	$248.1	$178.4
Specialty Chemicals	54.6	39.9	148.6	107.6

Total Performance Chemicals	$145.3	$104.4	$396.7	$286.0

Decorative Products
Commercial Wallcovering and Coated Fabrics	$56.2	$58.5	$166.4	$160.0
Decorative Laminates and Performance Films	26.4	23.2	75.1	61.6

Total Decorative Products	82.6	81.7	241.5	221.6

Consolidated Net Sales	$277.9	$186.1	$638.2	$507.6

Segment Gross Profit:
Performance Chemicals	$25.9	$25.3	$77.6	$67.4
Decorative Products	13.2	18.7	49.0	48.3

Consolidated Gross Profit	$39.1	$44.0	$126.6	$115.7

Segment Operating Profit (Loss):
Performance Chemicals	$15.2	$14.8	$55.7	$34.0
Decorative Products	(4.9)	.6	(9.5)	(2.0)
Interest expense	(1.9)	(2.0)	(5.6)	(6.2)
Corporate expense	(4.8)	(3.4)	(12.5)	(10.1)

Consolidated Income Before Income Tax	$3.6	$10.0	$28.1	$15.7

Performance Chemicals

Performance Chemicals’ net sales increased $40.9 million, or 39.2%, to $145.3 million during the third quarter of 2010 compared to $104.4 million during the third quarter of 2009. The higher sales were driven by stronger volume of $7.5 million and higher selling prices of $34.0 million, partially offset by unfavorable foreign currency exchange effects of $0.6 million. Paper and Specialty Chemicals volumes were up year over year but Carpet Chemicals volumes were down. Net sales for the Paper and Carpet Chemicals product line increased $26.2 million to $90.7 million during the third quarter of 2010 compared to $64.5 million during the third quarter of 2009. Net sales for the Specialty Chemicals product line increased $14.7 million to $54.6 million during the third quarter of 2010 compared to $39.9 million during the third quarter of 2009.

Performance Chemicals’ gross profit was $25.9 million with a gross profit margin of 17.8% during the third quarter of 2010 compared to $25.3 million and a gross profit margin of 24.2% in the third quarter of 2009. The decline in gross profit margin during the third quarter of 2010 was primarily due to a change in product mix and the effect of index pricing, in which higher raw material costs are passed through without any gross margin benefit.

This segment generated an operating profit of $15.2 million in the third quarter of 2010 compared to $14.8 million in the third quarter of 2009. The increase in segment operating profit was primarily due to higher pricing of $34.0 million and margins on higher volumes of $1.9 million, partially offset by higher raw material costs of $34.5 million. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for the third quarter of 2010 include workforce reduction costs of $0.1 million.

Performance Chemicals’ net sales increased $110.7 million, or 38.7%, to $396.7 million during the first nine months of 2010 compared to $286.0 million during the first nine months of 2009. The higher sales were driven by higher selling prices of $74.1 million, stronger volume of $36.3 million and favorable foreign currency exchange effects of $0.3 million. Net sales for the Paper and Carpet Chemicals product line increased $69.7 million to $248.1 million during the first nine months of 2010 compared to $178.4 million during the first nine months of 2009. Net sales for the Specialty Chemicals product line increased $41.0 million to $148.6 million during the first nine months of 2010 compared to $107.6 million during the first nine months of 2009.

Performance Chemicals’ gross profit in the first nine months of 2010 was $77.6 million with a gross profit margin of 19.6% compared to $67.4 million and a gross profit margin of 23.6% in the first nine months of 2009. While gross profit dollars improved by 15.1%, the decline in gross profit margin was primarily due to a change in product mix and the effect of index pricing, in which higher raw material costs are passed through without any gross margin benefit.

This segment generated an operating profit of $55.7 million in the first nine months of 2010. Included in the operating profit is the gain of $9.7 million for the dissolution of the RohmNova joint venture in the second quarter of 2010. Excluding this gain, operating profit would have been $46.0 million for the first nine months of 2010 compared to $34.0 million in the first nine months of 2009, an improvement of $12.0 million. The increase in segment operating profit was primarily due to higher pricing of $74.1 million, margins on higher volumes of $11.6 million, and $4.7 million of lower manufacturing cost, SG&A and other expense partially offset by higher raw material costs of $72.3 million. Additionally, this segment recorded LIFO expense of $2.3 million in the first nine months of 2010 compared to LIFO income of $4.5 million in the first nine months of 2009. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for the first nine months of 2010 include workforce reduction costs of $0.3 million and for the first nine months of 2009, asset write-offs of $0.7 million, a pension curtailment loss of $0.2 million and workforce reduction costs of $0.1 million.

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

Decorative Products

Decorative Products net sales increased $0.9 million, or 1.1%, to $82.6 million in the third quarter of 2010 from $81.7 million in the third quarter of 2009 primarily due to higher pricing of $0.9 million. Commercial Wallcovering and Coated Fabrics net sales were $56.2 million in the third quarter of 2010 compared to $58.5 million in the third quarter of 2009. Net sales for the Decorative Laminates and Performance Films product line increased to $26.4 million during the third quarter of 2010 compared to $23.2 million during the third quarter of 2009.

Decorative Products’ gross profit was $13.2 million with a gross profit margin of 16.0% during the third quarter of 2010 compared to $18.7 million and a gross profit margin of 22.9% in the third quarter of 2009. The decrease in gross profit margin is primarily due to strike-related costs of $2.6 million and higher manufacturing and overhead costs.

This segment had an operating loss of $4.9 million in the third quarter of 2010 compared to income of $0.6 million in the third quarter of 2009. Included in the loss for 2010 are strike-related costs of $3.9 million. Additionally, the decrease in segment operating profit was primarily due to higher manufacturing and overhead costs of $2.7 million, a LIFO inventory charge of $0.6 million, and higher raw material costs of $0.2 million, partially offset by higher pricing of $0.9 million and margins on product mix of $0.9 million. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for the third quarter of 2010 included a foreign import duty claim of $0.8 million and workforce reduction costs of $0.1 million. Those items for the third quarter of 2009 included $0.6 million of flood damage costs and workforce reduction costs of $0.3 million.

Decorative Products net sales increased $19.9 million, or 9.0%, to $241.5 million in the first nine months of 2010 from $221.6 million in the first nine months of 2009 primarily due to higher volumes of $15.9 million, higher pricing of $1.0 million and favorable foreign exchange translation of $3.0 million. Commercial Wallcovering and Coated Fabrics net sales were $166.4 million in the first nine months of 2010 compared to $160.0 million in the first nine months of 2009. Net sales for the Decorative Laminates and Performance Films product line increased to $75.1 million during the first nine months of 2010 compared to $61.6 million during the first nine months of 2009.

Decorative Products’ gross profit was $49.0 million with a gross profit margin of 20.3% during the first nine months of 2010 compared to $48.3 million and a gross profit margin of 21.8% in the first nine months of 2009. The decrease in gross profit margin is primarily due to strike-related costs of $2.8 million and higher manufacturing costs, partially offset by a change in product mix.

This segment had an operating loss of $9.5 million for the first nine months of 2010. Included in the operating loss is an asset impairment charge of $6.2 million for the write-down of machinery and equipment at its Columbus, Mississippi facility to fair value and strike related costs of $4.3 million also at the Columbus, Mississippi facility. The impairment was caused by the loss of business from weaker market conditions for commercial wallcovering which is not expected to recover to historical levels and transfer of certain products to other Company facilities to better meet customer demand. The assets were written down to their estimated fair value using a cost approach. Excluding the asset impairment and strike related costs, segment operating profit would have been $1.0 million compared to an operating loss of $2.0 million for the first nine months of 2009, an improvement of $3.0 million. The increase in segment operating profit was primarily due to higher volumes of $1.5 million, higher pricing of $1.0 million and cost reductions of $0.5 million, partially offset by higher raw material costs of $0.8 million and a LIFO inventory charge of $0.7 million. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for the first nine months of 2010 included a foreign import duty claim of $0.8 million, legal settlement expense of $0.3 million and workforce reduction costs of $0.1 million and for the first nine months of 2009, a pension curtailment gain of $0.7 million, flood-damage costs of $0.6 million and workforce reduction costs of $1.8 million.

Interest and Corporate

Interest expense was $1.9 million for the third quarter of 2010 and $5.6 million for the first nine months of 2010 compared to $2.0 million for the third quarter of 2009 and $6.2 million during the first nine months of 2009. The decrease was due to lower average debt.

Corporate expenses were $4.8 million in the third quarter of 2010 compared to $3.4 million in the third quarter of 2009. For the first nine months of 2010, corporate expenses were $12.5 million compared to $10.1 million in the first nine months of 2009. The increase in both the quarter and the first nine months of 2010 is primarily due to acquisition-related costs for the pending acquisition of Eliokem of $1.9 million and $2.6 million in the third quarter and first nine months of 2010, respectively, partially offset by lower employee costs.

Pension Matters

Based on current estimates of pension asset performance, interest rate, discount rate assumptions and credit balance, the Company will be required, under the Pension Protection Act of 2006, to make quarterly contributions to its pension plan totaling approximately $5.1 million during 2010. During the first nine months of 2010, the Company has made contributions of $4.6 million.

In June 2010, the “Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010” (the “Act”) became law in the U.S. The Act allows defined benefit plan sponsors who meet certain requirements to elect to amortize required plan funding over either seven years or fifteen years. If elected, the provisions of the Act may be applied to any two plan years during 2009 through 2011. For the 2009 plan year, the Company has elected the fifteen year amortization schedule.

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

Purchase Agreement

On September 22, 2010, OMNOVA entered into a letter agreement (the “Put Agreement”) with AXA Investment Managers Private Equity Europe (“AXA”), on behalf of two of its funds (the “AXA Funds”) and as agent of the Sellers (as defined below). Pursuant to the terms of the Put Agreement, after completion of the consultation process with Eliokem’s French works council, and subject to certain conditions, AXA will have the right to require OMNOVA to enter into a Sale and Purchase Agreement (the “Purchase Agreement”) with the AXA Funds and the other holders of Eliokem’s equity securities (collectively with the AXA Funds, the “Sellers”) providing for the purchase by OMNOVA of all of the outstanding ordinary shares of, and other securities exercisable for, convertible into and redeemable for ordinary shares of, Eliokem International SAS (“Eliokem”).

Pursuant to the terms of the Purchase Agreement, OMNOVA will agree to acquire all of the outstanding ordinary shares of Eliokem (“Shares”), as well as all warrants to purchase Shares, debt securities convertible into Shares and debt securities redeemable for Shares, from the Sellers for an aggregate purchase price of €227.5 million (approximately $300 million at current exchange rates) in cash, less amounts for Eliokem’s net debt and debt-like items, and subject to working capital and capital expenditure adjustments (the “Acquisition”). Certain Acquisition payments are euro-denominated and are subject to change based on fluctuations in the euro-U.S. dollar exchange rate.

OMNOVA intends to raise $425 million of new long-term debt to fund the Acquisition and the repayment of all existing OMNOVA and Eliokem debt. In addition, OMNOVA intends to increase the availability under its currently unused asset-based credit facility to $100 million. The Company has incurred $1.9 million and $2.6 million of costs related to this acquisition in the third quarter and first nine months of 2010, respectively. The Company expects to incur additional acquisition and financing costs related to this transaction during the fourth quarter of 2010.

Eliokem is a global emulsion polymers company headquartered in Villejust, France and with manufacturing facilities located in Le Harve, France, Caojing and Ningbo, China, Valia, India and Akron, Ohio. Eliokem also has sale offices in Ohio, Singapore, Shanghai and Mumbai. The Company believes the Acquisition will enhance its Performance Chemicals’ product offerings, provide access to new, adjacent and related markets and enhance the Company’s global capacity while achieving synergies in manufacturing, logistics, purchasing and SG&A. The Company expects the Acquisition to be accretive in 2012 with potential modest dilution in 2011.

The Acquisition is subject to consultation with Eliokem’s works council in France, completion of a definitive agreement, receipt of regulatory approvals, and the satisfaction or waiver of financing and other customary conditions. The Company expects the Acquisition to be completed by the end of 2010. If the Company terminates the Purchase Agreement or is not able to obtain financing, the Company would be required to pay a termination fee of €7 million (approximately $9 million at current exchange rates).

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Nine Months Ended August 31,
(Dollars in millions)	2010	2009	Change
Cash provided by operating activities	$21.5	$58.4	$(36.9)
Cash used in investing activities	$(1.2)	$(4.5)	$3.3
Cash provided by (used in) financing activities	$.4	$(43.7)	$44.1
Increase in cash and cash equivalents	$18.2	$12.2	$6.0

Cash provided by operating activities was $21.5 million in the first nine months of 2010, compared to cash provided of $58.4 million in the first nine months of 2009. The change in 2010 was primarily due to an increase in accounts receivable as a result of higher sales and an increase in inventory, partially offset by improved operating results. Days Sales Outstanding (“DSO”) were 50.7 days at August 31, 2010 compared to 50.0 days at August 31, 2009.

In the first nine months of 2010, $1.2 million was used in investing activities, as compared to $4.5 million in the first nine months of 2009. Included in the first nine months of 2010 are proceeds of $9.7 million received from the dissolution of the RohmNova joint venture and payments of $2.5 million for the acquisition of the intangible assets of The Dow Chemical Company’s hollow sphere plastic pigment product line. The first nine months of 2010 also includes $8.8 million for capital expenditures and $0.4 million of insurance proceeds compared to $5.4 million for capital expenditures in the first nine months of 2009. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company anticipates capital expenditures in 2010 to be approximately $15 – $17 million. The Company plans to fund substantially all of its capital expenditures from anticipated cash flow generated from operations during the year. If necessary, a portion of capital expenditures can be funded through borrowings under its credit facility, which has $79.6 million available for future borrowings as of August 31, 2010.

Cash provided by financing activities was $0.4 million in the first nine months of 2010 as short-term borrowings under foreign debt were partially offset by payments on the Term Loan B. Total debt was $144.4 million as of August 31, 2010, $144.1 million as of November 30, 2009 and $144.6 million as of August 31, 2009.

Long-Term Debt

The Company’s long-term debt consists of the following:

(Dollars in millions)	August 31, 2010	November 30, 2009
Foreign subsidiaries borrowings	$3.2	$1.8
Senior Revolving Credit Facility	—	—
Term Loan B	141.2	142.3

	144.4	144.1
Less: current portion	(4.7)	(3.3)

Total long-term debt	$139.7	$140.8

On May 22, 2007, the Company entered into a $150 Million Term Loan Credit Agreement due May 2014. The Term Loan carries a variable interest rate based on, at the Company’s option, either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate is 1.50%. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”). The applicable margin for the eurodollar rate is 2.50%. Annual principal payments consist of $1.5 million, due in quarterly installments, and annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid May 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and stock and equity investments of the Company’s non-domestic subsidiaries. The Term Loan also requires the Company to maintain an interest rate swap with a notional amount of at least $50 million. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio. The Company has not utilized these additional borrowings as of August 31, 2010. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, dividend payments, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a net leverage ratio of less than 5.5 to 1. At August 31, 2010, the Company was in compliance with this requirement with a ratio of 1.3 to 1.

On May 31, 2007, as required under the Term Loan, the Company entered into a five year fixed rate interest rate swap agreement (“the interest rate swap”) with a $50 million notional amount to convert a portion of the outstanding Term Loan from variable to fixed rates. Under this agreement, the Company will pay to the counterparty a fixed rate of 5.23% and receive from the counterparty a variable rate based on three month LIBOR. This effectively converts $50 million of the Term Loan to a fixed rate of 7.73% when including the applicable margin of the Term Loan of 2.5%. The variable rates on the interest rate swap and $50 million of the Term Loan are reset every three months on the same LIBOR base rate and same date, at which time the interest will be settled and will be recognized as adjustments to interest expense. As of August 31, 2010 and November 30, 2009, the unrealized loss of the swap of $3.9 million and $4.6 million, respectively, was recognized as a non-current liability with a corresponding amount recognized in Accumulated other comprehensive income (loss).

In connection with the Term Loan, on May 22, 2007, the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base including a reserve, as calculated by the Lenders, for the Company’s interest rate swap (“interest rate swap reserve”). The interest rate swap reserve was $4.1 million as of August 31, 2010. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $20 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $20 million and was $65.4 million during the third quarter of 2010. The Company may request an additional increase in available borrowings under the Facility of an amount up to $10 million (for a maximum of $100 million) upon satisfaction of certain requirements.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The applicable margin for the alternate base rate will vary from 0.0% to 0.25% depending on the Company’s fixed charge coverage ratio and the margin was 0.0% at August 31, 2010. The eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the eurodollar rate will vary from 1.25% to 2.0% depending on the Company’s fixed charge coverage ratio and the margin was 1.25% at August 31, 2010. The Facility requires a commitment fee based on the unused portion of the Facility. The commitment fee will vary from 0.125% to 0.25% based on the Company’s fixed charge coverage ratio and was 0.125% at August 31, 2010.

At August 31, 2010, the Company had $86.7 million of eligible inventory and receivables to support the eligible borrowing base which is capped at $90.0 million under the Facility. At August 31, 2010, outstanding letters of credit under the Facility were $3.0 million, the interest rate swap reserve, for compliance purposes, was $4.1 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $79.6 million.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2010 reflects reserves for environmental remediation of $0.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs 2,300 employees at offices, plants and other facilities located principally throughout the United States, United Kingdom, China and Thailand. Approximately 15% or 355 of the Company’s employees are covered by collective bargaining agreements in the United States. In March 2010, the Company and its Calhoun, Georgia employee members of Local 1876, Southern Region of Workers United, SEIU, agreed to a new three year contract. On May 20, 2010, the Columbus, Mississippi United Steelworkers Local #748-L voted against ratification of a new contract proposal and subsequently went on strike on May 21, 2010. The Company’s salaried workforce and contract labor have been operating the plant and meeting customers’ requirements. The Company has incurred strike-related costs of $3.9 million in the third quarter of 2010 of which $2.6 million is included in cost of goods sold and $1.3 million included in other expense (income). The Company incurred strike-related costs of $4.3 million during the first nine months of 2010 of which $2.8 million is included in cost of goods sold and $1.5 million included in other expense (income). Late in the third quarter of 2010, the Company transitioned from contract labor to locally hired replacement workers. As a result, strike-related costs are expected to decline significantly in the fourth quarter of 2010 to approximately $0.8 million to $1.2 million.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. As of August 31, 2010, there have been no transfers between Levels 1 and 2, and the Company does not expect the adoption of these amendments to have a material impact on the disclosures in the Company’s consolidated financial statements.

Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” as defined by federal securities laws. These statements, as well as any verbal statements by the Company in connection with this quarterly report, are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectation, judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address business conditions and prospects, strategy, capital structure, sales, profits, earnings, markets, products, technology, operations, customers, raw materials, financial condition, and accounting policies among other matters. Words such as, but not limited to, “will,” “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates or proposes to operate. Other risks and uncertainties are more specific to the Company’s businesses including businesses the Company acquires. The occurrence of such risks and uncertainties and the impact of such occurrences is often not predictable or within the Company’s control. Any such occurrence could adversely affect the Company’s results and, in some cases, such effect could be material. Certain risk factors facing the Company are described below or elsewhere in this Form 10-Q.

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

Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others: the Company’s ability to successfully complete the acquisition of Eliokem; the Company’s ability to successfully integrate Eliokem into its operations; the Company’s ability to achieve fully the strategic and financial objectives related to the proposed acquisition of Eliokem, including the acquisition being accretive to the Company’s earnings; and unexpected costs or liabilities that may arise from the acquisition, ownership or operation of Eliokem.

Additional factors and uncertainties that may cause actual results to differ materially from expected results include, among others:

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

•	Availability of financing to fund operations at anticipated rates and terms;

•	Loan covenant default arising from substantial debt and leverage and the inability to service that debt, including increases in applicable short-term or long-term borrowing rates; and

Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2009.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations and interest rate swap. As described in Note D to the Unaudited Consolidated Financial Statements, the Company’s domestic and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $141.2 million and zero, respectively, as of August 31, 2010. Non-domestic borrowings with banks were $3.2 million as of August 31, 2010. The Company has one fixed rate interest rate swap agreement (“the swap”) for a notional amount of $50 million, to convert a portion of its variable rate Term Loan to a fixed rate of 5.23% plus the applicable margin of 2.5%. The fair value of the swap was a loss of $3.9 million as of August 31, 2010. The weighted average effective interest rate of the Company’s outstanding debt was 4.5% as of August 31, 2010. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense by approximately $1.4 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk primarily due to the European wallcovering business and the Asian coated fabrics business. The Company has an accumulated currency translation loss of $2.6 million as of August 31, 2010, which is included in accumulated other comprehensive loss.

Item 4.	Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2010, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Further, during the quarter ended August 31 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, the Company is subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property and other matters arising out of the Company’s business. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change. Actual results may materially differ from the Company’s estimates and an unfavorable resolution of any such matter could have a material adverse effect on the financial condition, results of operations or cash flows of the Company in the period in which such resolution occurs. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

OMNOVA Solutions Inc.

Date: September 30, 2010	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: September 30, 2010	By	/s/ James C. LeMay
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