Form 10-Q
period 2011-02-28
OMNOVA SOLUTIONS INC
filed 2011-04-06
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2011

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

At February 28, 2011, there were 45,237,755 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended February 28,
	2011	2010
Net Sales	$288.7	$183.9
Cost of products sold	232.0	143.9

Gross Profit	56.7	40.0

Selling, general and administrative	32.5	24.0
Depreciation and amortization	8.4	5.5
Restructuring and severance	.8	.3
Interest expense	9.3	1.8
Deferred financing fees write-off	1.0	—
Acquisition and integration related expense	1.9	—
Other income, net	(.5)	(.1)

	53.4	31.5

Income before income taxes	3.3	8.5
Income tax expense	2.3	.7

Net Income	$1.0	$7.8

Basic and Diluted Income Per Share
Net Income Per Share – Basic	$.02	$.18

Net Income Per Share – Diluted	$.02	$.17

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Financial Position

(Dollars in Millions, Except Per Share Data)

	February 28, 2011	November 30, 2010
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$74.0	$75.6
Restricted cash	—	253.1
Accounts receivable, net	179.1	106.8
Inventories	97.8	45.8
Prepaid expenses and other	5.5	3.5
Deferred income taxes - current	7.0	6.0

Total Current Assets	363.4	490.8
Property, plant and equipment	671.8	512.7
Accumulated depreciation	(429.1)	(381.2)

Net Property, Plant and Equipment	242.7	131.5
Trademarks and other intangible assets, net	93.1	5.8
Goodwill	85.5	—
Deferred financing fees	15.1	10.5
Deferred income taxes - non-current	66.8	86.2
Other assets	10.8	1.2

Total Assets	$877.4	$726.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$9.1	$4.8
Accounts payable	133.1	88.6
Accrued payroll and personal property taxes	15.0	17.3
Employee benefit obligations	2.4	2.4
Other current liabilities	13.0	9.8

Total Current Liabilities	172.6	122.9
Long-term debt	445.6	389.4
Postretirement benefits other than pensions	7.5	7.6
Pension liabilities	79.1	73.3
Deferred income taxes - non-current	26.7	1.7
Other liabilities	17.2	7.7

Total Liabilities	748.7	602.6

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 45.5 million and 45.2 million shares issued as of February 28, 2011 and November 30, 2010, respectively	4.5	4.5
Additional contributed capital	320.4	318.0
Retained deficit	(111.0)	(112.0)
Treasury stock at cost; .2 million shares at both February 28, 2011 and November 30, 2010	(1.3)	(1.3)
Accumulated other comprehensive loss	(83.9)	(85.8)

Total Shareholders’ Equity	128.7	123.4

Total Liabilities and Shareholders’ Equity	$877.4	$726.0

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Three Months Ended February 28,
	2011	2010
Operating Activities
Net income	$1.0	$7.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.4	5.5
Non-cash stock compensation expense	1.1	.6
Deferred income taxes	1.7	—
Other	1.3	.7
Changes in operating assets and liabilities:
Current assets	(36.0)	(22.0)
Current liabilities	6.1	5.8
Other non-current assets	(1.1)	.1
Other non-current liabilities	(15.1)	1.0

Net Cash Used In Operating Activities	(32.6)	(.5)

Investing Activities
Capital expenditures	(4.8)	(2.5)
Proceeds from insurance settlements	—	.4
Acquisitions of businesses, less cash acquired	(269.7)	—
Restricted cash	253.2	—

Net Cash Used In Investing Activities	(21.3)	(2.1)

Financing Activities
Proceeds from borrowings	198.4	135.4
Repayment of debt obligations	(141.8)	(135.8)
Short-term debt (payments), net	(1.3)	—
Payments for deferred financing fees	(10.2)	—
Payments received from exercise of stock options	1.2	—

Net Cash Provided By (Used In) Financing Activities	46.3	(.4)
Effect of exchange rate changes on cash	6.0	(3.1)

Net Decrease In Cash And Cash Equivalents	(1.6)	(6.1)
Cash and cash equivalents at beginning of period	75.6	41.5

Cash And Cash Equivalents At End Of Period	$74.0	$35.4

Supplemental Cash Flows Information
Cash paid for:
Interest	$2.9	$1.6

Income taxes	$1.9	$1.0

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2011

(Dollars in Millions, Except Per Share Data)

Note A – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2010, previously filed with the Securities and Exchange Commission (“SEC”).

The balance sheet at November 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30, respectively. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, construction and refurbishment activities over the holidays and colder winter months.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2010, included in the Company’s Form 10-K filed with the SEC.

Segment operating profit represents net sales less applicable costs, expenses and any provisions for restructuring and severance, asset write-offs, work stoppage costs and other items. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense including amortization of deferred financing costs, acquisition related expenses, write-off of deferred financing fees, other items and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries and benefits, rent, travel and entertainment expenses, depreciation, utility costs and outside services.

Note A – Basis of Presentation (Continued)

Subsequent Events – The Company has evaluated subsequent events from the date on the balance sheet through the date these financial statements are being filed with the SEC. No material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

New Accounting Pronouncements – In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the new guidance, modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance will become effective for the Company on December 1, 2011. The Company is currently assessing the impact of the adoption of this guidance but does not anticipate any material impact.

In December 2010, FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance will become effective for the Company December 1, 2011. The Company is currently assessing the impact of the adoption of this guidance but does not anticipate any material impact.

Note B – Purchase Transaction

On December 9, 2010, the Company completed the acquisition of all the outstanding shares of Eliokem International SAS (“Eliokem”) from AXA Investment Managers Private Equity Europe and the other holders of equity securities of Eliokem for an aggregate purchase price of $301.8 million in cash, which includes an estimated $2.0 million for working capital and capital expenditure adjustments. The Company used its cash on hand, the net proceeds from the issuance of its 7.875% Senior Notes due 2018 (“Senior Notes”) and net proceeds from a new $200 million Term Loan to fund the acquisition, including the repayment of Eliokem debt. The balance of the proceeds from the financing were used for repayment of the Company’s existing term loan and related costs.

Eliokem is a worldwide manufacturer of specialty chemicals used in a diverse range of niche applications including coating resins, elastomeric modifiers, antioxidants, oilfield chemicals and latices for specialty applications. Eliokem is headquartered in Villejust, France and has facilities located in France, the United States, China and India. Eliokem’s operations are included in the Performance Chemicals segment.

The transaction was accounted for under the acquisition method using the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures.” ASC Subtopic 805-10, “Business Combinations” requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The preliminary estimate of the fair values of assets acquired and liabilities assumed as of the closing of the acquisition was allocated to each of Eliokem’s assets, liabilities and identifiable intangible assets. The excess of purchase price over the estimated fair values of assets acquired and liabilities assumed is allocated to goodwill.

Note B – Purchase Transaction (Continued)

The preliminary estimate of the fair values of assets acquired and liabilities assumed (in millions) is as follows:

Fair Value
Current assets	$117.0
Property, plant and equipment	118.8
Identifiable intangible assets	80.7
Deferred tax assets	4.3
Other assets	9.5
Goodwill	85.0

Total assets acquired	415.3

Current liabilities	(50.3)
Deferred tax liabilities	(46.1)
Other liabilities	(17.1)

Net assets acquired	$301.8

The allocation of the purchase price is based on preliminary estimates of the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition accounting adjustments. The Company is in the process of determining the final working capital adjustment and the fair value of the pension benefit obligations as well as reviewing the impact of historical tax attributes and the related impact on the preliminary purchase price allocation. Goodwill arising from this acquisition is attributable to many factors including synergies expected from combining the operations of Eliokem with our existing Performance Chemicals operations, as well as benefits derived from expansion of Performance Chemicals’ manufacturing capabilities.

The preliminary fair value of the identifiable intangible assets and their weighted-average useful lives have been estimated as follows (dollars in millions):

	Estimated Fair Value	Estimated Useful Life
Definite lived assets:
Trademarks	$1.2	13 years
Customer relationships	36.2	10 – 14 years
Other intangibles	12.4	4 – 14 years

Total definite lived assets	49.8

Indefinite lived assets:
Trademarks	30.9	N/A

Total identifiable intangible assets	$80.7

Definite lived intangible assets will be amortized over their estimated useful lives. Intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment annually.

Note B – Purchase Transaction (Continued)

The results of operations for Eliokem have been included in the Company’s Performance Chemicals’ results of operations since December 9, 2010. The unaudited pro forma results for the Company’s net sales, net income and net income per share had the acquisition of Eliokem occurred on December 1, 2009 would have been as follows:

Three Months Ended February 28, 2010
(Dollars in millions,
except per share amounts)

Net sales	$253.4
Net income	$.6
Net income per share, basic	$.01
Net income per share, diluted	$.01

Note C – Fair Value Measurements and Risk

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its accounts receivable and the maximum exposure of credit risk would be represented primarily by the carrying amount of those receivables. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. There was no single customer who represented more than 10% of the Company’s net trade receivables at February 28, 2011 or greater than 10% of consolidated net sales during the first quarter of 2011.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $200 million Term Loan B and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates.

Foreign Currency Risk

The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Great Britain Pound Sterling, Euro, Thai Baht, Indian Rupee and Chinese Yuan.

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in the exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying transactions. The use of these contracts minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $3.7 million as of February 28, 2011. These forward exchange contracts are not designated as hedging instruments.

Note C – Fair Value Measurements and Risk (Continued)

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

As of February 28, 2011 and November 30, 2010, the fair value of the Company’s foreign exchange contracts was less than $0.1 million and was recognized in other current assets. Gains and losses on these contracts are recognized in other income and were immaterial during the first quarters of 2011 and 2010.

The Company does not enter into derivative instruments for trading or speculative purposes.

Fair Value Measurements

Assets and liabilities that are within the provisions of the Fair Value Measurements and Disclosure topic of the Accounting Standards Codification (“ASC”), such as the Company’s foreign currency exchange contracts, are recorded at fair value using market and income valuation approaches and considering the credit risk of the Company and/or the counterparty, as appropriate. The Company’s foreign currency exchange contracts are not exchange traded instruments, however, they are valued based on observable inputs for similar assets or liabilities and accordingly are classified as Level 2 inputs.

Note D – Inventories

Inventories are stated at the lower of cost or market value. Inventories valued using the last-in, first-out (“LIFO”) method represented approximately $58.3 million or 42.4% and $49.4 million or 59.4% of inventories at February 28, 2011 and November 30, 2010, respectively. The remaining portion of inventories (primarily outside of the U.S.) are stated using the first-in, first-out (“FIFO”) method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations.

	February 28, 2011	November 30, 2010

Raw materials and supplies	$49.6	$32.4
Work-in-process	9.6	5.2
Finished products	78.4	45.5

Acquired cost of inventories	137.6	83.1
Excess of acquired cost over LIFO cost	(30.8)	(30.1)
Obsolescence reserves	(9.0)	(7.2)

Inventories	$97.8	$45.8

Due to anticipated increases in quantities, primarily related to the acquisition of Eliokem U.S. inventory and increases in prices, the Company expects to recognize an increase in its LIFO reserve of $2.8 million for 2011 and, accordingly, recognized a charge of $0.7 million in the first quarter of 2011.

Note E – Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	February 28, 2011	November 30, 2010

$200 million Term Loan B – current portion (interest at 5.75%)	$2.0	$—
$150 million Term Loan B – current portion (interest at 2.8%)	—	1.5
Foreign subsidiaries borrowings (interest at 5.4% – 10.75%)	7.1	3.3

Total	$9.1	$4.8

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by certain of the Company’s China subsidiaries, totaling $3.3 million as of February 28, 2011 and November 30, 2010, are secured by equipment and land use rights of the foreign borrower. As of February 28, 2011, total borrowing capacity for these foreign working capital credit lines was $13.2 million, of which $7.1 million has been utilized. Also, as of February 28, 2011, there were $14.9 million letters of credit issued under the foreign letters of credit facilities.

The Company’s long-term debt consists of the following:

	February 28, 2011	November 30, 2010

$200 million Term Loan B (interest at 5.75%)	$199.5	$—
$150 million Term Loan B (interest at 2.8%)	—	140.9
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.5%)	—	—

	449.5	390.9
Less: current portion	(2.0)	(1.5)
Unamortized original issue discount	(1.9)	—

Total long-term debt	$445.6	$389.4

In connection with the acquisition of Eliokem International SAS (“Eliokem”), as described below and in Note B, on November 3, 2010, the Company issued a private placement of $250 million aggregate principal amount of Senior Notes with a 7.875% interest rate, payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. As of November 30, 2010, the proceeds of the Senior Notes were held in escrow subject to completion of the Eliokem acquisition and, accordingly, were recognized as restricted cash. The Company may redeem a portion of the outstanding Senior Notes any time after October 2014 at a premium above par, subject to certain restrictions. The Senior Notes are full and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). In connection with the issuance of the Senior Notes, the Company entered into a Registration Rights Agreement among the Company, the Guarantors and the initial purchasers of the Senior Notes. Under the Registration Rights Agreement, the Company and the Guarantors agreed, among other things, to use reasonable best efforts to file an exchange offer registration statement with the Securities and Exchange Commission (“SEC”) with respect to the Senior Notes and the guarantees thereof within 150 days after the consummation of the acquisition. The Company is in the process of filing the Form S-4.

Note E – Debt and Credit Lines (Continued)

Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by the property, plant and equipment and intangible assets of the combined companies. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one month Eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75%. The applicable margin for the Eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. Annual principal payments consist of $2.0 million, due in quarterly installments, and annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of 1.1 at February 28, 2011.

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt.

On May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. In December 2010, the Company amended and restated the Facility, increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on November 30, 2010 were $2.7 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the first quarter of 2011 and averaged $60.8 million.

Note E – Debt and Credit Lines (Continued)

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a Eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The Eurodollar rate is a periodic fixed rate equal to LIBOR. Applicable margins are based on the Company’s average daily excess availability during the previous fiscal quarter. If average excess availability is greater than or equal to $50 million, the applicable margin will be 2.25% on Eurodollar loans, 1.25% on base rate borrowings and .625% on commitments for unused credit lines. If average excess availability is greater than or equal to $25 million but less than $50 million, the applicable margin will be 2.5% on Eurodollar loans, 1.5% on base rate borrowings and 0.5% on commitments for unused credit lines. If average excess availability is less than $25 million, the applicable margin will be 2.75% on Eurodollar loans, 1.75% on base rate borrowings and 0.375% on commitments for unused credit lines.

At February 28, 2011, the Company had $91.7 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At February 28, 2011, outstanding domestic letters of credit under the Facility were $2.7 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $89.0 million.

The effective interest rate on the Company’s debt was 6.9% during the first quarter of 2011 and 4.5% during the first quarter of 2010.

Net proceeds from the Senior Notes and the New Term Loan were used for the acquisition of Eliokem including the repayment of Eliokem’s debt, the repayment of amounts outstanding under the Company’s $150 million Term Loan B, related fees and expenses and for general working capital purposes. The acquisition was completed on December 9, 2010. The Amended Facility was not used to fund the acquisition.

The Company incurred approximately $15.7 million of deferred financing costs in connection with the issuance of the Senior Notes, the new $200 million Term Loan and the Facility. These new deferred financing costs are being amortized over the respective terms of the underlying debt. Amortization expense in 2011 is expected to be $2.2 million. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B were written-off in the first quarter of 2011.

The fair value of the Company’s debt at February 28, 2011 approximated $286.0 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

Note F – Income Per Share

The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended February 28,
	2011	2010
Basic Earnings Per Share:
Net income	$1.0	$7.8
Less: Net income allocated to participating securities	—	(.2)

Net income allocated to common stockholders	$1.0	$7.6

Total weighted-average shares outstanding – basic	44.8	44.6
Less: Weighted-average participating shares outstanding	(1.1)	(1.4)

Weighted-average common shares outstanding – basic	43.7	43.2

Net income per common share – basic	$.02	$.18

Diluted Earnings Per Share:
Net income	$1.0	$7.8
Less: Net income allocated to participating securities	—	(.2)

Net income allocated to common stockholders	$1.0	$7.6

Weighted-average common shares outstanding – basic	43.7	43.2
Plus: Dilutive effect of stock options and restricted stock	.3	.1

Weighted-average common shares outstanding – assuming dilution	44.0	43.3

Net income per common share – assuming dilution	$.02	$.17

Options to purchase common stock and restricted shares of the Company totaling 0.5 million shares during the first quarter of 2011, and 1.1 million shares during the first quarter of 2010, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the grant date. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of February 28, 2011, approximately 1.1 million shares of Company common stock remained available for grants under the Plan.

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

Note G – Share-Based Employee Compensation (Continued)

During the first three months of 2011, no stock options were issued, 421,691 stock options expired or were forfeited and 189,400 stock options were exercised.

Restricted stock grants consist of the Company’s common stock. The Board has set a three year vesting period for most of the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the grant date. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first three months of 2011, 19,325 restricted shares were issued and 2,000 restricted shares were vested.

Compensation expense for all share-based payments, included in general and administrative expense, was 0.4 million during each of the first quarters of 2011 and 2010, respectively.

As of February 28, 2011, there was $2.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note H – Comprehensive Income

The components of comprehensive income (net of income tax) were as follows:

	Three Months Ended February 28,
	2011	2010
Net Income	$1.0	$7.8
Amortization of unrecognized loss on interest rate swap	.4	.3
Foreign currency translation gain (loss)	2.6	(2.7)
Defined benefit pension plans:
Amortization of net prior service cost	—	.1
Amortization of net gain (loss)	.6	5

Comprehensive income	$4.6	$6.0

In November 2010, the Company terminated and settled an interest rate swap related to its previous $150 million Term Loan B at a cost of $4.3 million. As required under applicable accounting guidance, this amount was recognized in Accumulated Other Comprehensive Income (Loss) and is being amortized into interest expense through May 2012, the original term of the interest rate swap agreement. The unamortized balance at February 28, 2011 was $3.3 million.

Note I – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s U.S. retirement programs:

	Pension Plans		Health Care Plans
Three months ended February 28, 2011 and 2010	2011	2010	2011	2010

Service costs	$.4	$.4	$—	$—
Interest costs	3.5	3.4	.1	.1
Expected return on plan assets	(3.8)	(3.9)	—	—
Amortization of net actuarial loss (gain)	.6	1.0	(.5)	(.5)
Amortization of prior service costs	—	.1	(.1)	(.1)

Net periodic cost (benefit)	$.7	$1.0	$(.5)	$(.5)

Note I – Employee Benefit Plans (Continued)

Based on current estimates of pension asset performance, interest rates, discount rate assumptions and credit balance, the Company will be required, under the Pension Protection Act of 2006, to make contributions to its Pension Plan totalling approximately $2.8 million during 2011.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made with cash or Company stock. Non-cash expense based on Company stock for this plan was $.7 million and $.6 million for the three months ended February 28, 2011 and 2010, respectively.

The Company also contributes to defined contribution plans for certain of its non-U.S. employees. The cost of these plans was approximately $.4 million and $.2 million for each of the three months ended February 28, 2011 and 2010.

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

The Company’s operations are located primarily in the United States, China, France, India, Thailand and the United Kingdom.

The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemical and hollow plastic pigment chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, oil/gas drilling services, adhesives, tape, tire cord, floor polish, automotive and industrial rubber components, architectural coatings, textiles, graphic arts, plastic parts, bio-based polymers and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance.

Note K – Business Segment Information (Continued)

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as hygiene products, engine filters, roofing mat, scrub pads, towels and wipes), floor polish, tape, adhesives, tire cord, textiles, construction, oil/gas drilling services, stain blocking and fire resistant coatings, rubber and thermoplastic additives, plastic part coatings and ink coating additives. The Eliokem business acquired on December 9, 2010, are managed by the Performance Chemicals segment, including the evaluation of operating results and resource allocation. Eliokem product revenue are reported within the Specialty Chemicals product line due to similar processes, raw material inputs and product applications and characteristics.

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

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance, asset write-offs, work stoppage costs and other items. However, management excludes restructuring and severance, asset write-offs, work stoppage costs and other items when evaluating the results and allocating resources to the segments.

Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters restructuring and severance, interest expense, amortization of deferred financing costs, acquisition related expenses, write-off of deferred financing fees, other items and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs and outside services.

Note K – Business Segment Information (Continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated income before income taxes.

	Three Months Ended February 28,
	2011	2010
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$87.1	$71.3
Specialty Chemicals	125.7	41.5

Total Performance Chemicals	$212.8	$112.8

Decorative Products
Commercial Wallcovering and Coated Fabrics	$52.9	$50.9
Laminates and Performance Films	23.0	20.2

Total Decorative Products	$75.9	$71.1

Consolidated Net Sales	$288.7	$183.9

Segment Operating Profit (Loss)
Performance Chemicals	$21.4	$13.8
Decorative Products	(1.8)	(.1)

Total segment operating profit	19.6	13.7
Interest expense	(9.3)	(1.8)
Corporate expense	(4.1)	(3.4)
Write-off of deferred financing fees	(1.0)	—
Acquisition and integration related expense	(1.9)	—

Consolidated Income Before Income Taxes	$3.3	$8.5

	February 28, 2011	November 30, 2010
Total Assets
Performance Chemicals	$574.6	$138.1
Decorative Products	179.1	175.7
Corporate	123.7	412.2

	$877.4	$726.0

The increase in total assets for Performance Chemicals and the decrease in total assets for Corporate are primarily due to the acquisition of assets of Eliokem International SAS which is reported in the Performance Chemicals segment.

Note L – Income Taxes

The Company recorded income tax expense of $2.3 million and $0.7 million during the first quarters of 2011 and 2010, respectively. The Company’s first quarter 2011 effective tax rate of 69% is higher than its statutory rate primarily due to a one-time discrete tax expense of $1.1 million. The discrete tax expense related to the liquidation of Eliokem U.S. into the OMNOVA U.S. consolidated tax group. Absent this discrete tax expense item, the first quarter 2011 annualized effective tax rate was 33.5%, compared with an effective tax rate of 8% for the first quarter of 2010. The Company recognized income tax expense in the first quarter of 2011 at its current estimated effective tax rate of 33.5% plus the impact of the one-time charge of $1.1 million. In the first quarter of 2010, the Company recognized income tax expense at its then current estimated effective tax rate; however, the reduction of the Company’s valuation allowance reduced the income tax expense. Due to the improvement in the Company’s earnings and outlook, the U.S. deferred tax valuation allowance was reversed in the fourth quarter of 2010.

Note L – Income Taxes (Continued)

A reconciliation of beginning and ending amount for unrecognized tax benefits excluding interest and penalties is as follows:

(Dollars in Millions)
Balance, November 30, 2010	$3.8
Additions due to acquisitions	9.8

Balance, February 28, 2011	$13.6

At February 28, 2011 and November 30, 2010, the total unrecognized tax benefits excluding interest and penalties were $13.6 million and $3.8 million, respectively. The total amount of penalties and interest recognized in the statement of financial position were $0.7 million and $0.3 million as of February 28, 2011 and November 30, 2010, respectively. The $9.8 million increase in unrecognized tax benefits from November 30, 2010 to February 28, 2011 relates to items identified in the acquisition accounting measurement period for prior Eliokem tax positions. The Company also recorded as part of acquisition accounting an offsetting asset of $9.0 million specifically related to Eliokem’s unrecognized tax benefits. Of the total $13.6 million of unrecognized tax benefits as of February 28, 2011, $2.1 million, if recognized, would impact the Company’s effective tax rate.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. For both first quarters ended February 28, 2011 and 2010, the Company recorded interest expense of approximately $0.1 million.

During the next twelve months, the Company expects its unrecognized tax benefits, excluding interest and penalties, to decrease by $2.7 million due to expiration of statutes of limitations. Of the $2.7 million unrecognized tax benefit that is reasonably expected to decrease in the next twelve months, $2.0 million would have an offsetting asset decrease specifically related to these unrecognized tax benefits. It is also possible that additional unrecognized tax benefits could arise in the next twelve months that would change such estimate.

As of February 28, 2011, the Company had approximately $118.9 million of domestic federal net operating loss carryforwards (NOLCs), $109.2 million of state and local NOLCs, $0.7 million of foreign tax credit carryforwards and $0.5 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the tax years 2021 through 2031 while the foreign tax credit carryforwards expire between tax years 2011 and 2017.

With limited exceptions, the Company is no longer open to audit under the statutes of limitations by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2005.

Note M – Restructuring and Severance

During the first quarter of 2011, the Company recognized restructuring and severance costs of $0.7 million and $0.1 million for Performance Chemicals and Decorative Products, respectively, relating to workforce reduction actions. All payments for these actions are expected to be completed by the second quarter of 2011.

Note N – Other Expense (Income)

The following table sets forth the major components of other (income) expense:

	Three Months Ended February 28,
	2011	2010
Foreign import duty reimbursement	$(.3)	$—
Loss (gain) on foreign currency transactions	.1	.2
Licensing revenue	(.2)	(.1)
Interest income	(.1)	—
Other	—	(.2)

	$(.5)	$(.1)

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness

The $250 million Senior Notes are full and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future wholly-owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). Current guarantor subsidiaries include Decorative Products Thailand Inc. (“Ohio”) and OMNOVA Wallcovering (U.S.A.) Inc. Presented below are the condensed financial statements of OMNOVA Solutions (“Parent”) as borrower, its combined Guarantor subsidiaries and its combined Non-Guarantor subsidiaries.

Condensed Consolidating Statements of Operations For the Three Months Ended February 28, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$183.7	$—	$107.8	$(2.8)	$288.7
Cost of products sold	150.9	—	84.0	(2.9)	232.0

Gross profit	32.8	—	23.8	.1	56.7

Selling, general and administrative	18.6	.2	13.7	—	32.5
Depreciation and amortization	4.3	—	4.1	—	8.4
Restructuring and severance	.2	—	.6	—	.8
Interest expense	9.1	—	.2	—	9.3
Deferred financing fees write-off	1.0	—	—	—	1.0
Acquisition and integration costs	1.9	—	—	—	1.9
Other (income) expense, net	(2.2)	(.5)	1.9	.3	(.5)

	32.9	(.3)	20.5	.3	53.4

Income (loss) from continuing operations before income taxes	(.1)	.3	3.3	(.2)	3.3
Income tax expense	.4	—	1.4	.5	2.3

Net Income (Loss)	$(.5)	$.3	$1.9	$(.7)	$1.0

Condensed Consolidating Statements of Operations For the Three Months Ended February 28, 2010

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$141.9	$—	$44.8	$(2.8)	$183.9
Cost of products sold	112.1	—	34.7	(2.9)	143.9

Gross Profit	29.8	—	10.1	.1	40.0

Selling, general and administrative	16.9	.3	6.8	—	24.0
Depreciation and amortization	4.3	—	1.2	—	5.5
Restructuring and severance	.3	—	—	—	.3
Interest expense	1.8	—	—	—	1.8
Other (income) expense, net	(.1)	(.5)	.5	—	(.1)

	23.2	(.2)	8.5	—	31.5

Income from continuing operations before income taxes	6.6	.2	1.6	.1	8.5
Income tax expense	.2	—	.5	—	.7

Net Income	$6.4	$.2	$1.1	$.1	$7.8

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position February 28, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$34.0	$—	$40.0	$—	$74.0
Accounts receivable, net	86.2	—	92.9	—	179.1
Inventories	45.0	—	52.9	(.1)	97.8
Deferred income taxes - current	6.2	—	.9	(.1)	7.0
Prepaid expenses and other	2.1	—	3.4	—	5.5

Total Current Assets	173.5	—	190.1	(.2)	363.4

Property, plant and equipment, net	108.1	—	134.6	—	242.7

Trademarks and other intangible assets, net	131.6	—	47.1	(.1)	178.6
Deferred income taxes - non-current	66.8	—	4.5	(4.5)	66.8
Investments in subsidiaries	143.6	183.1	.6	(327.3)	—
Other assets	171.6	—	7.9	(153.6)	25.9

Total Assets	$795.2	$183.1	$384.8	$(485.7)	$877.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$7.1	$—	$9.1
Accounts payable	58.1	.1	75.9	(1.0)	133.1
Accrued payroll and personal property taxes	9.1	—	5.8	.1	15.0
Employee benefit obligations	2.4	—	—	—	2.4
Other current liabilities	9.9	.6	2.8	(.3)	13.0

Total Current Liabilities	81.5	.7	91.6	(1.2)	172.6

Long-term debt	445.6	—	—	—	445.6
Postretirement benefits other than pensions	7.5	—	—	—	7.5
Pension liabilities	71.1	—	8.0	—	79.1
Deferred income taxes - non-current	—	—	31.2	(4.5)	26.7
Other liabilities	13.7	71.1	199.3	(266.9)	17.2

Total Liabilities	619.4	71.8	330.1	(272.6)	748.7

Shareholders’ Equity
Common stock	4.5	—	67.0	(67.0)	4.5
Additional contributed capital	15.2	143.6	5.7	155.9	320.4
Retained earnings (deficit)	243.8	(34.4)	(20.9)	(299.5)	(111.0)
Treasury stock	(1.3)	—	—	—	(1.3)
Accumulated other comprehensive loss	(86.4)	2.1	2.9	(2.5)	83.9

Total Shareholders’ Equity	175.8	111.3	54.7	(213.1)	128.7

Total Liabilities and Shareholders’ Equity	$795.2	$183.1	$384.8	$(485.7)	$877.4

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2010

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$49.6	$—	$26.0	$—	$75.6
Restricted cash	253.1	—	—	—	253.1
Accounts receivable, net	66.0	—	40.9	(.1)	106.8
Inventories	26.4	—	19.9	(.5)	45.8
Deferred income taxes - current	6.0	—	—	—	6.0
Prepaid expenses and other	1.3	—	2.2	—	3.5

Total Current Assets	402.4	—	89.0	(.6)	490.8

Property, plant and equipment, net	94.7	—	36.8	—	131.5

Trademarks and other intangible assets, net	3.3	—	2.5	—	5.8
Deferred income taxes - non-current	85.9	—	.6	(.3)	86.2
Investments in subsidiaries	—	64.9	—	(64.9)	—
Other assets	148.2	—	1.2	(137.7)	11.7

Total Assets	$734.5	$64.9	$130.1	$(203.5)	$726.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$1.5	$—	$3.3	$—	$4.8
Accounts payable	59.1	—	29.6	(.1)	88.6
Accrued payroll and personal property taxes	14.7	—	2.6	—	17.3
Employee benefit obligations	2.4	—	—	—	2.4
Other current liabilities	9.6	.6	.2	(.6)	9.8

Total Current Liabilities	87.3	.6	35.7	(.7)	122.9

Long-term debt	389.4	—	—	—	389.4
Postretirement benefits other than pensions	7.6	—	—	—	7.6
Pension liabilities	72.8	—	.5	—	73.3
Deferred income taxes - non-current	—	—	2.0	(.3)	1.7
Other liabilities	7.1	97.1	39.1	(135.6)	7.7

Total Liabilities	564.2	97.7	77.3	(136.6)	602.6

Shareholders’ Equity
Common stock	4.5	—	—	—	4.5
Additional contributed capital	9.7	—	75.9	232.4	318.0
Retained earnings (deficit)	244.2	(34.7)	(23.9)	(297.6)	(112.0)
Treasury stock	(1.3)	—	—	—	(1.3)
Accumulated other comprehensive loss	(86.8)	1.9	.8	(1.7)	(85.8)

Total Shareholders’ Equity	170.3	(32.8)	52.8	(66.9)	123.4

Total Liabilities and Shareholders’ Equity	$734.5	$64.9	$130.1	$(203.5)	$726.0

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Three Months Ended February 28, 2011

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$(.5)	$.3	$1.9	$(.7)	$1.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4.1	—	4.0	.3	8.4
Non-cash stock compensation expense	1.1	—	—	—	1.1
Other	1.5	—	3.8	(2.3)	3.0
Changes in operating assets and liabilities:
Current assets	(24.5)	—	(15.9)	4.4	(36.0)
Current liabilities	(2.8)	.1	10.9	(2.1)	6.1
Other non-current assets	(227.4)	—	(88.9)	315.2	(1.1)
Other non-current liabilities	(47.4)	—	159.8	(127.5)	(15.1)

Net Cash Provided By (Used In) Operating Activities	(295.9)	.4	75.6	187.3	(32.6)

Investing Activities
Capital expenditures	(2.1)	—	(2.7)	—	(4.8)
Acquisitions of businesses, less cash acquired	(21.5)	(144.2)	(104.0)	—	(269.7)
Restricted cash	253.2	—	—	—	253.2

Net Cash Provided By (Used in) Investing Activities	229.6	(144.2)	(106.7)	—	(21.3)

Financing Activities
Proceeds from borrowings	198.4	—	—	—	198.4
Repayment of debt obligations	(141.8)	—	—	—	(141.8)
Short-term debt (payments), net	—	—	(1.3)	—	(1.3)
Payments for deferred financing fees	(10.2)	—	—	—	(10.2)
Other	4.4	143.6	37.7	(184.5)	1.2

Net Cash Provided by (Used in) Financing Activities	50.8	143.6	36.4	(184.5)	46.3
Effect of exchange rate changes on cash	(.1)	.2	8.7	(2.8)	6.0

Net Increase (Decrease) in Cash and Cash Equivalents	(15.6)	—	14.0	—	(1.6)

Cash and cash equivalents at beginning of period	49.6	—	26.0	—	75.6

Cash and Cash Equivalents at End of Period	$34.0	$—	$40.0	$—	$74.0

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows For The Three Months Ended February 28, 2010

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$6.4	$.2	$1.1	$.1	$7.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4.3	—	1.2	—	5.5
Non-cash stock compensation expense	.6	—	—	—	.6
Other	.3	—	.2	.2	.7
Changes in operating assets and liabilities:
Current assets	(19.7)	—	(2.2)	(.1)	(22.0)
Current liabilities	5.8	—	.7	(.7)	5.8
Other non-current assets	(.1)	—	.2	—	.1
Other non-current liabilities	(2.7)	(.1)	4.5	(.7)	1.0

Net Cash Provided By (Used In) Operating Activities	(5.1)	.1	5.7	(1.2)	(.5)
Investing Activities
Capital expenditures	(2.0)	—	(.5)	—	(2.5)
Proceeds from insurance settlements	.4	—	—	—	.4

Net Cash Used in Investing Activities	(1.6)	—	(.5)	—	(2.1)

Financing Activities
Proceeds from borrowings	135.4	—	—	—	135.4
Repayment of debt obligations	(135.8)	—	—	—	(135.8)
Short-term debt (payments), net	—	—	—	—	—

Net Cash (Used In) Provided By Financing Activities	(.4)	—	—	—	(.4)
Effect of exchange rate changes on cash	(.1)	(.1)	(4.1)	1.2	(3.1)

Net Increase (Decrease) in Cash and Cash Equivalents	(7.2)	—	1.1	—	(6.1)
Cash and cash equivalents at beginning of period	11.7	—	29.8	—	41.5

Cash and Cash Equivalents at End of Period	$4.5	$—	$30.9	$—	$35.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Note K to the Company’s Consolidated Interim Financial Statements, the Company operates two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, oil/gas drilling services, adhesives, tape, tire cord, floor polish, automotive and industrial rubber components, architectural coatings, textiles, graphic arts, plastic parts, bio-based polymers and various other specialty applications. The Decorative Products segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including commercial wallcoverings, coated fabrics, performance fabrics, printed and solid color surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; kitchen and bath cabinets; transportation including automotive, bus and other mass transit, marine and motorcycle; recreational vehicles and manufactured housing; flooring; commercial and residential furniture; retail display fixtures; home furnishings and consumer electronics; and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1, Business, of the Company’s 2010 Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

The Company’s products are sold to manufacturers, independent distributors and end users directly and through agents.

The Company has strategically located manufacturing facilities in the United States, China, France, India, Thailand and the United Kingdom.

Historically, the Company’s sales and income have been seasonal. The Company’s performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, construction and refurbishment activities during the holidays and cold weather months. The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31 and November 30, respectively.

The Company’s chief operating decision maker evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with the segment-reporting authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A of the Company’s Interim Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note K of the Company’s Interim Consolidated Financial Statements.

A majority of the Company’s raw materials are derived from petrochemicals and chemical feedstocks whose prices are cyclical and volatile. Generally, the Company attempts to pass along increased raw material prices to customers in the form of price increases of its products, however, due to sales contracts with certain customers, there may be a time delay between increased raw material prices and the Company’s ability to increase the prices of its products. Additionally, the Company may also experience, from time to time, competitive price pressures and other factors which may not allow it to increase the prices of its products. Approximately 40% of Performance Chemicals’ sales with its customers contain pricing components based on industry published raw material cost indices in which there is a base sale price plus a component which fluctuates based on the index. The index components are adjusted monthly; however, there may be a delay of one or more months based on terms of contracts. These index-based contracts apply primarily to paper customers. The Company’s remaining customers are subject to prevailing prices as set by the Company from time to time.

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

Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, adjusted operating profit, consolidated earnings before interest, taxes, depreciation and amortization as set forth in the Company’s $200,000,000 Term Loan Credit Agreement (“EBITDA”), working capital, operating cash flows, capital expenditures and adjusted earnings per share including applicable ratios such as inventory turnover, working capital turnover, return on sales and assets and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Acquisition of Eliokem Business

On December 9, 2010, the Company completed the acquisition of all the outstanding shares of Eliokem International SAS (“Eliokem”) from AXA Investment Managers Private Equity Europe and the other holders of equity securities of Eliokem for an aggregate purchase price of $301.8 million in cash, which includes an estimated $2.0 million for working capital and capital expenditure adjustments. The Company used its cash on hand, the net proceeds from the issuance of its 7.875% Senior Notes due 2018 (“Senior Notes”) and net proceeds from a new $200 million Term Loan to fund the acquisition, including the repayment of Eliokem debt. The balance of the proceeds were used for repayment of the Company’s existing term loan and related costs.

Eliokem is a worldwide manufacturer of specialty chemicals used in a diverse range of niche applications including coating resins, elastomeric modifiers, antioxidants, oilfield chemicals and latices for specialty applications. Eliokem is headquartered in Villejust, France and has facilities located in France, the United States, China and India. Eliokem’s operations are included in the Performance Chemicals segment.

The transaction was accounted for under the acquisition method using the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures.” ASC Subtopic 805-10, “Business Combinations” requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The preliminary estimate of the fair values of assets acquired and liabilities assumed as of the closing of the acquisition was allocated to each of Eliokem’s assets, liabilities and identifiable intangible assets. The excess of purchase price over the estimated fair values of assets acquired and liabilities assumed is allocated to goodwill.

The preliminary estimate of the fair values of assets acquired and liabilities assumed (in millions) is as follows:

Fair Value
Current assets	$117.0
Property, plant and equipment	118.8
Identifiable intangible assets	80.7
Deferred tax assets	4.3
Other assets	9.5
Goodwill	85.0

Total assets acquired	415.3

Current liabilities	(50.3)
Deferred tax liabilities	(46.1)
Other liabilities	(17.1)

Net assets acquired	$301.8

The allocation of the purchase price is based on preliminary estimates of the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition accounting adjustments. The Company is in the process of determining the final working capital adjustment and the fair value of the pension benefit obligations as well as reviewing the impact of historical tax attributes and the related impact on the preliminary purchase price allocation. Goodwill arising from this acquisition is attributable to many factors including synergies expected from combining the operations of Eliokem with our existing Performance Chemicals operations, as well as benefits derived from expansion of Performance Chemicals’ manufacturing capabilities.

The preliminary fair value of the identifiable intangible assets and their weighted-average useful lives have been estimated as follows (dollars in millions):

	Estimated Fair Value	Estimated Useful Life
Definite lived assets:
Trademarks	$1.2	13 years
Customer relationships	36.2	10 – 14 years
Other intangibles	12.4	4 – 14 years

Total definite lived assets	49.8

Indefinite lived assets:
Trademarks	30.9	N/A

Total identifiable intangible assets	$80.7

Definite lived intangible assets will be amortized over their estimated useful lives. Intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment annually.

The results of operations for Eliokem have been included in the Company’s Performance Chemicals’ results of operations since December 9, 2010. The unaudited pro forma results for the Company’s net sales, net income and net income per share had the acquisition of Eliokem occurred on December 1, 2009 would have been as follows:

Three Months Ended February 28, 2010
(Dollars in millions,
except per share amounts)
Net sales	$253.4
Net income	$.6
Net income per share, basic	$.01
Net income per share, diluted	$.01

Results of Operations for the Three Months Ended February 28, 2011 Compared to the Three Months Ended February 28, 2010

The Company’s net sales in the first quarter of 2011 were $288.7 million compared to $183.9 million in the first quarter of 2010. The sales improvement was driven by $74.7 million of net sales from Eliokem while the Company’s legacy net sales increased $30.1 million. Excluding the Eliokem net sales, the Company’s legacy Performance Chemicals business segment revenue increased by 22.4% while the Decorative Products business segment revenue increased 6.8%. Contributing to the legacy net sales increase in 2011 were volumes increases of $12.7 million, higher pricing of $16.6 million and favorable foreign exchange translation of $0.8 million.

Gross profit in the first quarter of 2011 was $56.7 million with a gross profit margin of 19.6% compared to gross profit of $40.0 million and a gross profit margin of 21.8% in the first quarter of 2010. The increase in gross profit was primarily due to the Eliokem acquisition. The decline in gross profit margin was primarily due to a one time inventory valuation adjustment of $2.7 million related to the acquisition, raw material inflation, the effect of Performance Chemicals index pricing in which higher raw material costs are passed to customers, increasing revenues with no gross margin benefit, new plant start-up costs and changes in product mix.

Selling, general and administrative expense in the first quarter of 2011 increased $8.5 million, to $32.5 million, or 11.3% of sales, compared to $24.0 million, or 13.1% of net sales in the first quarter of 2010. The increase was primarily due to the addition of Eliokem, while the decline as a percentage of sales was due to higher sales and the Company’s focused ongoing efforts to control costs and leverage SG&A costs across its global operations and growing revenue base.

Interest expense was $9.3 million in the first quarter of 2011, compared to $1.8 million for the same period a year ago, due to higher borrowing levels and interest rates resulting from the Company’s refinancing for the Eliokem acquisition (see “Debt” for further discussion of the Company’s borrowing activities). The effective interest rate on the Company’s debt was 6.89% during the first quarter of 2011, compared to 4.5% in the first quarter of 2010. Total debt at February 28, 2011, including the original issue discount, was $454.7 million, compared to $394.2 million on November 30, 2010.

Income tax expense was $2.3 million with an effective rate of 69% in the first quarter of 2011 compared to $0.7 million with an effective rate of 8% in the first quarter of 2010. Included in the first quarter of 2011 is a one-time charge of $1.1 million for foreign taxes related to the merger of Eliokem’s U.S. operations into the Company’s domestic operations and a higher year-over-year effective tax rate. The Company recognized income tax expenses in the first quarter of 2011 at its current estimated tax rate of 33.5%, plus the impact of the one time charge of $1.1 million. In the first quarter of 2010, the Company recognized income tax expense at its then current estimated tax rate, however, the impact of the Company’s valuation allowance in the U.S. reduced the tax expense. Due to the improvement in the Company’s earnings and outlook, the U.S. deferred tax valuation allowance was reversed in the fourth quarter of 2010. At the end of its 2010 fiscal year, the Company previously estimated its effective rate for 2011 to be 42%. However, based on more recent information, the Company now expects its estimated effective tax rate to be approximately 36.5% for the full year and 33.5% for the remaining three quarters of 2011. Global cash income taxes paid are expected to be minimal. The Company has $118.9 million of U.S. federal net operating loss carryforwards and $3.5 million of state and local net operating loss carryforwards with expiration dates between 2021 and 2030.

The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2010, the non-U.S. subsidiaries have a cumulative unremitted foreign loss position of $21.8 million for which U.S. income taxes have not been provided.

The Company generated net income of $1.0 million or $0.02 per diluted share in the first quarter of 2011. Included in the first quarter of 2011 are the higher interest expense of $7.5 million, a $1.0 million write-off of deferred financing fees as a result of refinancing actions, $1.9 million of acquisition and integration expense and the $1.1 million tax charge resulting from the liquidation transaction. Net income in the first quarter of 2010 was $7.8 million or $0.17 per diluted share.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes:

	Three Months Ended
	February 28,
(Dollars in millions)	2011	2010

Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$87.1	$71.3
Specialty Chemicals	125.7	41.5

Total Performance Chemicals	$212.8	$112.8

Decorative Products
Commercial Wallcovering and Coated Fabrics	$52.9	$50.9
Decorative Laminates and Performance Films	23.0	20.2

Total Decorative Products	75.9	71.1

Consolidated Net Sales	$288.7	$183.9

Segment Gross Profit:
Performance Chemicals	$42.5	$23.8
Decorative Products	14.2	16.2

Consolidated Gross Profit	$56.7	$40.0

Segment Operating Profit (Loss):
Performance Chemicals	$21.4	$13.8
Decorative Products	(1.8)	(.1)
Interest expense	(9.3)	(1.8)
Corporate expenses	(4.1)	(3.4)
Write-off of deferred financing fees	(1.0)	—
Acquisition and integration related expense	(1.9)	—

Consolidated Income Before Income Tax	$3.3	$8.5

Performance Chemicals

Performance Chemicals’ net sales increased $100.0 million to $212.8 million during the first quarter of 2011 compared to $112.8 million during the first quarter of 2010. The inclusion of Eliokem sales within Specialty Chemicals added $74.7 million in net sales compared to the prior year. Performance Chemicals’ legacy business net sales were up $25.3 million as a result of price increases of $14.0 million and volume improvements of $11.5 million, partially offset by $0.2 million of unfavorable foreign currency translation. Net sales for the Paper and Carpet Chemicals product line increased $15.8 million to $87.1 million during the first quarter of 2011 compared to $71.3 million during the first quarter of 2010 driven by price and volume increases. Net sales for the Specialty Chemicals product line, excluding Eliokem, increased $9.5 million to $51.0 million during the first quarter of 2011 compared to $41.5 million during the first quarter of 2010, also due to price and volume increases. While Paper and Specialty Chemicals volumes were up due to market demand and new product introductions, carpet volumes were down 8% year-over-year due to weak market demand.

Performance Chemicals’ gross profit was $42.5 million with a gross profit margin of 20.0% during the first quarter of 2011 compared to $23.8 million and a gross profit margin of 21.1% in the first quarter of 2010.

This segment generated an operating profit of $21.4 million in the first quarter of 2011 compared to $13.8 million in the first quarter of 2010. Eliokem provided operating profit of $5.8 million in the first quarter of 2011. The additional increase in segment operating profit was primarily due to the higher pricing of $14.0 million, margin on improved volumes of $2.0 million and lower SG&A and manufacturing costs of $0.3 million as a result of lower headcount and higher capacity utilization, partially offset by higher raw material costs of $14.7 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items include $2.7 million due to a one-time fair value adjustment for Eliokem inventory and workforce reduction costs for Eliokem of $0.7 million in the first quarter of 2011 and workforce reduction costs of $0.2 million in the first quarter of 2010 for legacy operations.

Decorative Products

Decorative Products net sales increased $4.8 million, or 6.8%, to $75.9 million in the first quarter of 2011 from $71.1 million in the first quarter of 2010 primarily due to higher selling prices of $2.6 million, higher volumes of $1.2 million and favorable foreign exchange translation benefit of $1.0 million. Commercial Wallcovering and Coated Fabrics net sales were $52.9 million in the first quarter of 2011 compared to $50.9 million in the first quarter of 2010 as sales improved in all product lines and geographic regions with the exception of coated fabrics in China. Net sales for the Decorative Laminates and Performance Films product line increased to $23.0 million during the first quarter of 2011 compared to $20.2 million during the first quarter of 2010 as sales improved in all product lines.

Decorative Products’ gross profit was $14.2 million with a gross profit margin of 18.7% during the first quarter of 2011 compared to $16.2 million and a gross profit margin of 22.8% in the first quarter of 2010.

Segment operating loss was $1.8 million for the first quarter of 2011 compared to a loss of $0.1 million for the first quarter of 2010. However, this segment’s operating loss was an improvement compared to its loss of $8.5 million, which included curtailment charges of $3.2 million, during the fourth quarter of 2010. The year-over-year decline was primarily due to higher raw material costs of $4.3 million, partially offset by higher selling prices of $2.6 million. Price recovery in the first quarter of 2011 improved to approximately 60% of raw material inflation compared to 30% in 2010. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items include workforce reduction costs of $0.1 million for both the first quarters of 2011 and 2010.

Corporate

Corporate expenses were $4.1 million in the first quarter of 2011 compared to $3.4 million in the first quarter of 2010. The increase is primarily due to higher incentive and employee expense.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Three Months Ended February 28,
(Dollars in millions)	2011	2010	Change

Cash (used in) provided by operating activities	$(32.6)	$(.5)	$(32.1)
Cash used in investing activities	$(21.3)	$(2.1)	$(19.2)
Cash (used in) provided by financing activities	$46.3	$(.4)	$46.7
Decrease in cash and cash equivalents	$(1.6)	$(6.1)	$4.5

Cash used in operating activities was $32.6 million in the first quarter of 2011 compared to $0.5 million in the first quarter of 2010. Cash provided by operations decreased in 2011 primarily due to lower pre-tax profitability (partially as a result of acquisition related costs) and an increase in funds used for working capital compared to 2010 primarily due to the acquired Eliokem businesses and an increase in accounts receivable and inventory as a result of higher sales and prices. Even though accounts receivable increased year-over-year, the Company’s Days Sales Outstanding (“DSO”) improved to 48.1 days in 2011 compared to 50.1 days during fiscal 2010 primarily due to improved collection efforts.

Cash used in investing activities was $21.3 million in the first quarter of 2011, compared to $2.1 million in the first quarter of 2010. Included in 2011 is the cash paid for the acquisition of Eliokem of $299.8 million, less cash acquired in the businesses of $30.1 million. Also included was the use of $253.2 million of restricted cash, which primarily consisted of $250.0 million in proceeds from the issuance of the Senior Notes, which was placed in an escrow account in November 2010 until the completion of the acquisition of Eliokem and refinancing of the Company’s existing debt on December 9, 2010. Additionally, the Company incurred $4.8 million of capital expenditures in the first quarter of 2011 compared to $2.5 million in the first quarter of 2010. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.

Cash provided by financing activities in the first quarter of 2011 was $46.3 million due to the refinancing and increase of the Company’s Term Loan B (as described under Purchase Transaction and Long-Term Debt) from $140.9 million to $200 million. This increase was used to complete the acquisition of Eliokem. Cash used in financing activities was $0.4 million in the first quarter of 2010 primarily due to debt repayments. Total debt was $456.6 million as of February 28, 2011, which includes the Senior Notes, $199.5 million for the revised Term Loan and $7.1 million of foreign debt, compared to $390.9 million as of November 30, 2010. The Company’s cash balance of $74.0 million at February 28, 2011 consists of $35.2 million in the U.S., $13.5 million in Europe and $25.3 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

Long-Term Debt

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	February 28, 2011	November 30, 2010
$200 million Term Loan B – current portion (interest at 5.75%)	$2.0	$—
$150 million Term Loan B – current portion (interest at 2.8%)	—	1.5
Foreign subsidiaries borrowings (interest at 5.4% – 10.75%)	7.1	3.3

Total	$9.1	$4.8

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by certain of the Company’s China subsidiaries totaling $3.3 million as of February 28, 2011 and November 30, 2010, are secured by equipment and land use rights of the foreign borrower. As of February 28, 2011, total borrowing capacity for these foreign working capital credit lines was $13.2 million of which $7.1 million has been utilized. Also, as of February 28, 2011, there were $14.9 million in letters of credit issued under the foreign letters of credit facilities.

The Company’s long-term debt consists of the following:

	February 28, 2011	November 30, 2010
$200 million Term Loan B (interest at 5.75%)	$199.5	$—
$150 million Term Loan B (interest at 2.8%)	—	140.9
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.5%)	—	—

	449.5	390.9
Less: current portion	(2.0)	(1.5)
Unamortized original issue discount	(1.9)	—

Total long-term debt	$445.6	$389.4

In connection with the acquisition of Eliokem International SAS (“Eliokem”), as described below and in Note B, on November 3, 2010, the Company issued a private placement of $250 million aggregate principal amount of Senior Notes with a 7.875% interest rate, payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. As of November 30, 2010, the proceeds of the Senior Notes were held in escrow subject to completion of the Eliokem acquisition and, accordingly, was recognized as restricted cash. The Company may redeem a portion of the outstanding Senior Notes any time after October 2014 at a premium above par, subject to certain restrictions. The Senior Notes are full and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). In connection with the issuance of the Senior Notes, the Company entered into a Registration Rights Agreement among the Company, the Guarantors and the initial purchasers of the Senior Notes. Under the Registration Rights Agreement, the Company and the Guarantors agreed, among other things, to use reasonable best efforts to file an exchange offer registration statement with the SEC with respect to the Senior Notes and the guarantees thereof within 150 days after the consummation of the acquisition. The Company is in the process of filing the Form S-4.

Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by the property, plant and equipment and intangible assets of the combined companies. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one month Eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75%. The applicable margin for the Eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. Annual principal payments consist of $2.0 million, due in quarterly installments, and annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement.

Prepayments will be applied towards any required annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of 1.1 at February 28, 2011.

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt.

On May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. In December 2010, the Company amended and restated the Facility, increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on November 30, 2010 were $2.7 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the first quarter of 2011 and averaged $60.8 million.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a Eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The Eurodollar rate is a periodic fixed rate equal to LIBOR. Applicable margins are based on the Company’s average daily excess availability during the previous fiscal quarter. If average excess availability is greater than or equal to $50 million, the applicable margin will be 2.25% on Eurodollar loans, 1.25% on base rate borrowings and .625% on commitments for unused credit lines. If average excess availability is greater than or equal to $25 million but less than $50 million, the applicable margin will be 2.5% on Eurodollar loans, 1.5% on base rate borrowings and 0.5% on commitments for unused credit lines. If average excess availability is less than $25 million, the applicable margin will be 2.75% on Eurodollar loans, 1.75% on base rate borrowings and 0.375% on commitments for unused credit lines.

At February 28, 2011, the Company had $91.7 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At February 28, 2011, outstanding domestic letters of credit under the Facility were $2.7 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $89.0 million.

The effective interest rate on the Company’s debt was 6.9% during the first quarter of 2011 and 4.5% during the first quarter of 2010.

Net proceeds from the Senior Notes and the New Term Loan were used for the acquisition of Eliokem (including the repayment of Eliokem’s debt), the repayment of amounts outstanding under the Company’s $150 million Term Loan B, related fees and expenses and for general working capital purposes. The acquisition was completed on December 9, 2010. The Facility was not used to fund the acquisition.

The Company incurred approximately $15.7 million of deferred financing costs in connection with the issuance of the Senior Notes, the new $200 million Term Loan and the Facility. These new deferred financing costs are being amortized over the respective terms of the underlying debt. Amortization expense in 2011 is expected to be $2.2 million. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B were written-off in the first quarter of 2011.

The fair value of the Company’s debt at February 28, 2011 approximated $286.0 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

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

Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended November 30, 2010, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2011 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs approximately 3,030 employees at offices, plants and other facilities located principally throughout the United States, China, France, India, Thailand and the United Kingdom. Approximately 16.0%, or 490, of the Company’s employees are covered by collective bargaining agreements in the United States. The Company has two collective bargaining agreement covering 145 employees, which will expire during 2011. On May 20, 2010, approximately 180 Columbus, Mississippi employees represented by United Steelworkers Local #748-L voted against ratification of a new contract proposal and subsequently went on strike on May 21, 2010. The Company has hired local replacement employees. The Company generally would describe its relationship with employees as good even though its union-represented Columbus, Mississippi employees remain on strike.

New Accounting Pronouncements

New Accounting Pronouncements – In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the new guidance, modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance will become effective for the Company on December 1, 2011. The Company is currently assessing the impact of the adoption of this guidance but does not anticipate any material impact.

In December 2010, FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance will become effective for the Company December 1, 2011. The Company is currently assessing the impact of the adoption of this guidance but does not anticipate any material impact.

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

Risk factors and uncertainties that may cause actual results to differ materially from expected results include, among others: the Company’s ability to successfully integrate Eliokem into its operations; the Company’s ability to achieve fully the strategic and financial objectives related to the acquisition of Eliokem, including the acquisition being accretive to the Company’s earnings; and unexpected costs or liabilities that may arise from the acquisition, ownership or operation of Eliokem.

Additional factors and uncertainties that may cause actual results to differ materially from expected results include, among others:

•	Economic trends affecting the economy in general and/or the Company’s end-use markets;

•	Prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylonitrile, acrylics and textiles;

•	Ability to increase pricing to offset raw material cost increases;

•	Product substitution and/or demand destruction due to product technology, performance or cost disadvantages;

•	Loss of a significant customer;

•	Customer and/or competitor consolidation;

•	Customer bankruptcy;

•	Ability to successfully develop and commercialize new products;

•	A decrease in demand for domestically manufactured products due to increased foreign competition and off-shoring of production;

•	Ability to successfully implement productivity enhancement and cost reduction initiatives;

•	Unplanned full or partial suspension of plant operations;

•	Losses from the Company’s strategic alliance, joint venture, acquisition and integration activities;

•	Loss or damage due to acts of war or terrorism, natural disasters or accidents, including fires, floods, explosions and releases of hazardous substances;

•

Ability to comply, and cost of compliance with legislative and regulatory changes, including changes impacting environmental, health and safety compliance and changes which may restrict or prohibit certain products and raw materials;

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including political unrest and fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Changes in and compliance with pension plan funding obligations;

•	Stock price volatility;

•	Infringement or loss of the Company’s intellectual property;

•

Litigation and claims against the Company related to products, services, contracts, employment, environmental, safety, intellectual property and other matters arising out of the Company’s business and adverse litigation judgments or settlements, absence of or inadequacy of insurance coverage for litigation, judgments, settlements or other losses;

•	Availability of financing at anticipated rates and terms;

•	Loan covenant default arising from substantial debt and leverage and the inability to service that debt, including increases in applicable short-term or long-term borrowing rates; and

•	Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2010.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note E to the Unaudited Consolidated Financial Statements, the Company’s new Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the new Term Loan and the Facility were $199.5 million and zero, respectively, as of February 28, 2011. Non-domestic borrowings with banks were $7.1 million as of February 28, 2011. The weighted average effective interest rate of the Company’s outstanding debt was 6.9% as of February 28, 2011. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation gain of $2.6 million as of February 28, 2011, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 28, 2011, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. The acquired Eliokem business has its own set of disclosure controls and processes that remain in place and will continue until such time that the Company has fully integrated the Eliokem business into its existing control environment. The Company has instituted internal controls related to the acquired business’ financial information to provide reasonable assurance as to the reliability of the information that is used in financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Other than described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2010. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations or cash flow.

Item 6. Exhibits

a)	Exhibits

12.1	Ratio of Earnings to fixed charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date: April 6, 2011	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 6, 2011	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Business Development;
General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Ratio of Earnings to fixed charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.