Form 10-Q
period 2011-05-31
OMNOVA SOLUTIONS INC
filed 2011-07-05
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2011

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

At May 31, 2011, there were 45,444,534 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

Net Sales	$329.9	$226.4	$618.6	$410.3
Cost of products sold	264.8	179.2	496.8	323.1

Gross Profit	65.1	47.2	121.8	87.2

Selling, general and administrative	34.3	25.6	66.8	49.6
Depreciation and amortization	8.8	5.5	17.2	11.0
Restructuring and severance	.7	—	1.5	.3
Asset impairment	—	6.2	—	6.2
Interest expense	9.6	1.9	18.9	3.7
Deferred financing fees write-off	—	—	1.0	—
Acquisition and integration related expense	.8	.7	2.7	.7
Other expense (income), net	1.2	(8.7)	.7	(8.8)

	55.4	31.2	108.8	62.7

Income before income taxes	9.7	16.0	13.0	24.5
Income tax expense	3.5	.9	5.8	1.6

Net Income	$6.2	$15.1	$7.2	$22.9

Basic and Diluted Income Per Share
Net Income Per Share – Basic	$.14	$.34	$.16	$.51

Net Income Per Share – Diluted	$.14	$.33	$.16	$.51

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Financial Position

(Dollars in Millions, Except Share Amounts)

	May 31,	November 30,
	2011	2010
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$79.5	$75.6
Restricted cash	—	253.1
Accounts receivable, net	183.9	106.8
Inventories	106.6	45.8
Prepaid expenses and other	5.1	3.5
Deferred income taxes - current	6.5	6.0

Total Current Assets	381.6	490.8

Property, plant and equipment	642.7	512.7
Accumulated depreciation	(398.8)	(381.2)

Net Property, Plant and Equipment	243.9	131.5
Trademarks and other intangible assets, net	93.2	5.8
Goodwill	84.9	—
Deferred financing fees	14.7	10.5
Deferred income taxes - non-current	66.2	86.2
Other assets	11.0	1.2

Total Assets	$895.5	$726.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$12.0	$4.8
Accounts payable	130.9	88.6
Accrued payroll and personal property taxes	18.8	17.3
Employee benefit obligations	2.4	2.4
Other current liabilities	12.7	9.8

Total Current Liabilities	176.8	122.9

Senior notes	250.0	250.0
Long-term debt - other	195.2	139.4
Postretirement benefits other than pensions	7.5	7.6
Pension liabilities	79.2	73.3
Deferred income taxes - non-current	27.3	1.7
Other liabilities	17.0	7.7

Total Liabilities	753.0	602.6

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 45.7 million and 45.2 million shares issued as of May 31, 2011 and November 30, 2010, respectively	4.5	4.5
Additional contributed capital	322.5	318.0
Retained deficit	(104.8)	(112.0)
Treasury stock at cost; .2 million shares at both May 31, 2011 and November 30, 2010	(1.3)	(1.3)
Accumulated other comprehensive loss	(78.4)	(85.8)

Total Shareholders’ Equity	142.5	123.4

Total Liabilities and Shareholders’ Equity	$895.5	$726.0

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Six Months Ended
	May 31,
	2011	2010
Operating Activities
Net income	$7.2	$22.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	17.2	11.0
Gain from dissolution of joint marketing alliance	—	(9.7)
Impairment of fixed assets	—	6.2
Contribution to defined benefit plan	—	(2.5)
Non-cash stock compensation expense	2.1	1.7
Deferred income taxes	1.9	.1
Provision for obsolete inventories	2.4	.4
Provision for doubtful accounts	1.2	(.1)
Foreign currency transactions	1.7	.9
Other	1.9	.3
Changes in operating assets and liabilities:
Current assets	(61.9)	(52.7)
Current liabilities	18.7	21.3
Other non-current assets	(1.7)	.2
Other non-current liabilities	(14.1)	3.0

Net Cash (Used In) Provided By Operating Activities	(23.4)	3.0

Investing Activities
Capital expenditures	(11.0)	(5.0)
Proceeds from asset sales	1.1	—
Proceeds from insurance settlements	—	.4
Acquisitions of businesses, net of cash acquired	(271.6)	(2.5)
Proceeds from dissolution of joint venture marketing alliance	—	9.7
Restricted cash	253.2	—

Net Cash (Used In) Provided By Investing Activities	(28.3)	2.6

Financing Activities
Proceeds from borrowings	198.8	306.6
Repayment of debt obligations	(142.6)	(307.3)
Short-term debt payments, net	1.4	.7
Payments for deferred financing fees	(10.3)	—
Payments received from exercise of stock options	2.4	—

Net Cash Provided By Financing Activities	49.7	—
Effect of exchange rate changes on cash	5.9	(5.1)

Net Increase In Cash And Cash Equivalents	3.9	.5
Cash and cash equivalents at beginning of period	75.6	41.5

Cash And Cash Equivalents At End Of Period	$79.5	$42.0

Supplemental Cash Flows Information
Cash paid for:
Interest	$15.9	$3.7
Income taxes	$2.2	$1.5

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

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

Note A – Basis of Presentation (Continued)

New Accounting Pronouncements – In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts.” Under the new guidance, modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance will become effective for the Company on December 1, 2011. The Company is currently assessing the impact of the adoption of this guidance but does not anticipate any material impact.

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

Note B – Purchase Transaction

On December 9, 2010, the Company completed the acquisition of all the outstanding shares of Eliokem International SAS (“Eliokem”) from AXA Investment Managers Private Equity Europe and the other holders of equity securities of Eliokem for an aggregate purchase price of $301.7 million in cash. The Company used its cash on hand, the net proceeds from the issuance of its 7.875% Senior Notes due 2018 (“Senior Notes”) and net proceeds from a new $200 million Term Loan to fund the acquisition, including the repayment of Eliokem debt. The balance of the proceeds from the financing were used for repayment of the Company’s existing term loan and related costs.

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

Note B – Purchase Transaction (Continued)

The preliminary estimate of the fair values of assets acquired and liabilities assumed (in millions) is as follows:

Fair Value

Current assets	$117.1
Property, plant and equipment	118.8
Identifiable intangible assets	80.7
Deferred tax assets	4.3
Other assets	9.5
Goodwill	84.4

Total assets acquired	414.8

Current liabilities	(50.3)
Deferred tax liabilities	(46.7)
Other liabilities	(16.1)

Net assets acquired	$301.7

The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition accounting adjustments. The Company is in the process of reviewing the impact of historical tax attributes and the related impact on the preliminary purchase price allocation. Goodwill arising from this acquisition is attributable to many factors including synergies expected from combining the operations of Eliokem with our existing Performance Chemicals operations, as well as benefits derived from expansion of Performance Chemicals’ manufacturing capabilities.

The fair value of the identifiable intangible assets and their weighted-average useful lives are as follows (dollars in millions):

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

Note B – Purchase Transaction (Continued)

The results of operations for Eliokem have been included in the Company’s Performance Chemicals’ results of operations since December 9, 2010. The unaudited pro forma results for the Company’s net sales, net income and net income per share had the acquisition of Eliokem occurred on December 1, 2009 is as follows:

	Three Months Ended	Six Months Ended
	May 31,	May 31,
	2010	2010
	(Dollars in millions, except per share amounts)

Net sales	$301.5	$554.9
Net income	$8.7	$9.3
Net income per share, basic	$.19	$.21
Net income per share, diluted	$.19	$.21

Included in the three months ended May 31, 2010 Pro forma net income are Eliokem’s earning before interest and taxes of $4.8 million, as well as additional interest expense of $7.4 million and additional tax expense of $5.4 million. Included in the six months ended May 31, 2010 Pro forma net income are Eliokem’s earning before interest and taxes of $4.3 million, as well as additional interest expense of $14.9 million and additional tax expense of $3.1 million.

Note C – Fair Value Measurements and Risk

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its accounts receivable and the maximum exposure of credit risk would be represented primarily by the carrying amount of those receivables. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. There was no single customer which represented more than 10% of the Company’s net trade receivables at May 31, 2011 or greater than 10% of consolidated net sales during the second quarter of 2011.

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

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in the exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying transactions. The use of these contracts minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $3.9 million as of May 31, 2011. These forward exchange contracts are not designated as hedging instruments.

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

As of May 31, 2011 the fair value of the Company’s foreign currency contracts was less than $0.1 million and was recognized in other current assets. As of November 30, 2010, the fair value of the Company’s foreign currency contracts was $9.3 million, of which $9.2 million was recognized in other current liabilities and $0.1 million was recognized in other current assets. Gains and losses on these contracts are recognized in other expense (income).

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

Note D – Inventories

Inventories are stated at the lower of cost or market value. All U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $58.7 million or 39.2% and $49.4 million or 59.4% of inventories at May 31, 2011 and November 30, 2010, respectively. The remaining portion of inventories (primarily outside of the U.S.) are stated using the first-in, first-out (“FIFO”) method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations.

	May 31,	November 30,
	2011	2010

Raw materials and supplies	$53.8	$32.4
Work-in-process	8.4	5.2
Finished products	87.6	45.5

Acquired cost of inventories	149.8	83.1
Excess of acquired cost over LIFO cost	(33.5)	(30.1)
Obsolescence reserves	(9.7)	(7.2)

Inventories	$106.6	$45.8

Due to anticipated increases in quantities, primarily related to the acquisition of Eliokem U.S. inventory, and increases in prices, the Company expects to recognize an increase in its LIFO reserve of $6.8 million for 2011 and, accordingly, recognized a charge of $2.7 million and $3.4 million in the second quarter and first six months, respectively, of 2011. The Company recognized an increase in its LIFO reserve and a charge of $1.4 million and $2.0 million in the second quarter and first six months of 2010, respectively.

Note E – Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	May 31,	November 30,
	2011	2010

$200 million Term Loan B – current portion (interest at 5.75%)	$2.0	$—
$150 million Term Loan B – current portion (interest at 2.8%)	—	1.5
Foreign subsidiaries borrowings (interest at 2.31% – 16.5%)	10.0	3.3

Total	$12.0	$4.8

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $6.6 million and zero at May 31, 2011 and November 30, 2010, respectively. Foreign borrowings that were secured by equipment and land use rights of the foreign borrower were $3.4 million as of May 31, 2011 and $3.3 million as of November 30, 2010. As of May 31, 2011, total borrowing capacity for these foreign working capital credit lines was $15.7 million, of which $10.0 million has been utilized. Also, as of May 31, 2011, there were $9.5 million letters of credit issued under the foreign letters of credit facilities.

The Company’s long-term debt consists of the following:

	May 31,	November 30,
	2011	2010

$200 million Term Loan B (interest at 5.75%)	$199.0	$—
$150 million Term Loan B (interest at 2.8%)	—	140.9
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.44%)	—	—

	449.0	390.9
Less: current portion	(2.0)	(1.5)
Unamortized original issue discount	(1.8)	—

Total long-term debt	$445.2	$389.4

In connection with the acquisition of Eliokem International SAS (“Eliokem”), as described below and in Note B, on November 3, 2010, the Company issued a private placement of $250 million aggregate principal amount of Senior Notes with a 7.875% interest rate, payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. As of November 30, 2010, the proceeds of the Senior Notes were held in escrow subject to completion of the Eliokem acquisition and, accordingly, were recognized as restricted cash. The Company may redeem a portion of the outstanding Senior Notes any time after October 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.

Note E – Debt and Credit Lines (Continued)

Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by the property, plant and equipment and intangible assets of the combined companies. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The applicable margin for the Eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one month Eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75%. Annual principal payments consist of $2.0 million, due in quarterly installments, and annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of 1.2 at May 31, 2011.

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt.

On May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. In December 2010, the Company amended and restated the Facility, increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on November 30, 2010 were $2.8 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the second quarter of 2011 and averaged $89.7 million during this period.

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

At May 31, 2011, the Company had $97.6 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At May 31, 2011, domestic letters of credit outstanding under the Facility were $2.7 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $94.9 million.

The effective interest rate on the Company’s debt was 6.9% during the second quarter of 2011 and 4.5% during the second quarter of 2010.

Net proceeds from the Senior Notes and the New Term Loan were used for the acquisition of Eliokem, including the repayment of Eliokem’s debt, the repayment of amounts outstanding under the Company’s $150 million Term Loan B, related fees and expenses and for general working capital purposes. The acquisition was completed on December 9, 2010. The Amended Facility was not used to fund the acquisition.

The Company incurred approximately $15.7 million of deferred financing costs in connection with the issuance of the Senior Notes, the new $200 million Term Loan and the Facility. These new deferred financing costs are being amortized over the respective terms of the underlying debt. Amortization expense in 2011 is expected to be $2.2 million. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B and were written-off in the first quarter of 2011.

The fair value of the Company’s debt at May 31, 2011 approximated $288 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

Note F – Income Per Share

The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Basic Earnings Per Share:
Net income	$6.2	$15.1	$7.2	$22.9
Less: Net income allocated to participating securities	(.2)	(.5)	(.2)	(.7)

Net income allocated to common stockholders	$6.0	$14.6	$7.0	$22.2

Total weighted-average shares outstanding – basic	45.1	44.7	45.0	44.6
Less: Weighted-average participating shares outstanding	(1.1)	(1.4)	(1.1)	(1.4)

Weighted-average common shares outstanding – basic	44.0	43.3	43.9	43.2

Net income per common share – basic	$.14	$.34	$.16	$.51

Diluted Earnings Per Share:
Net income	$6.2	$15.1	$7.2	$22.9
Less: Net income allocated to participating securities	(.2)	(.5)	(.2)	(.7)

Net income allocated to common stockholders	$6.0	$14.6	$7.0	$22.2

Weighted-average common shares outstanding – basic	44.0	43.3	43.9	43.2
Plus: Dilutive effect of stock options and restricted stock	.3	.5	.4	.4

Weighted-average common shares outstanding – assuming dilution	44.3	43.8	44.3	43.6

Net income per common share – assuming dilution	$.14	$.33	$.16	$.51

Options to purchase common stock and restricted shares of the Company totaling 0.5 million shares during both the second quarter and the first half of 2011, and 0.6 million shares during both the second quarter and the first half of 2010, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the grant date. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of May 31, 2011, approximately 0.9 million shares of Company common stock remained available for grants under the Plan.

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

Note G – Share-Based Employee Compensation (Continued)

During the first half of 2011, no stock options were issued, 93,141 stock options expired or were forfeited and 373,900 stock options were exercised.

Restricted stock grants consist of the Company’s common stock. The Board has set a three year vesting period for most of the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the grant date. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first half of 2011, 19,325 restricted shares were issued and 6,000 restricted shares vested.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.8 million during each of the first halves of 2011 and 2010, respectively.

As of May 31, 2011, there was $1.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note H – Comprehensive Income

The components of comprehensive income (net of Income tax) were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Net Income	$6.2	$15.1	$7.2	$22.9
Amortization of unrecognized loss on interest rate swap	.6	.4	1.0	.7
Foreign currency translation gain (loss)	5.3	(1.7)	7.9	(4.4)
Defined benefit pension plans:
Amortization of net prior service (credit) cost	(.4)	.1	(.4)	.2
Amortization of net gain	—	.4	.6	.9

Comprehensive income	$11.7	$14.3	$16.3	$20.3

In November 2010, the Company terminated and settled an interest rate swap related to its previous $150 million Term Loan B at a cost of $4.3 million. As required under applicable accounting guidance, this amount was recognized in Accumulated Other Comprehensive Income (Loss) and is being amortized into interest expense through May 2012, the original term of the interest rate swap agreement. The unamortized balance at May 31, 2011 was $2.6 million.

Note I – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s U.S. retirement programs:

	Pension Plans		Health Care Plans
Three months ended May 31, 2011 and 2010	2011	2010	2011	2010

Service costs	$.3	$.4	$—	$—
Interest costs	3.4	3.4	.1	.1
Expected return on plan assets	(3.7)	(3.9)	—	—
Amortization of net actuarial loss (gain)	.6	1.0	(.4)	(.5)
Amortization of prior service costs	—	.2	(.1)	(.1)

Net periodic cost (benefit)	$.6	$1.1	$(.4)	$(.5)

Note I – Employee Benefit Plans (Continued)

	Pension Plans		Health Care Plans
Six months ended May 31, 2011 and 2010	2011	2010	2011	2010

Service costs	$.7	$.8	$—	$—
Interest costs	6.9	6.8	.2	.2
Expected return on plan assets	(7.5)	(7.8)	—	—
Amortization of net actuarial loss (gain)	1.2	2.0	(.9)	(1.0)
Amortization of prior service costs	—	.3	(.2)	(.2)

Net periodic cost (benefit)	$1.3	$2.1	$(.9)	$(1.0)

Based on current estimates of pension asset performance, interest rates, discount rate assumptions and credit balance, the Company will be required, under the Pension Protection Act of 2006, to make contributions to its Pension Plan totalling approximately $2.8 million during 2011.

For its non-U.S. defined benefit plans, the Company recognized expense of $0.3 million and $0.6 million for the second quarter and first six months of 2011, respectively.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made with Company stock. Non-cash expense based on Company stock for this plan was $0.5 million and $1.2 million for the three and six months ended May 31, 2011, respectively, and $0.4 million and $1.0 million for the three and six months ended May 31, 2010, respectively.

The Company also contributes to defined contribution plans for certain of its non-U.S. employees. The cost of these plans was approximately $0.2 million and $0.3 million for the three and six months ended May 31, 2011, respectively, and $0.1 million and $0.3 million for the three and six months ended May 31, 2010, respectively.

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

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as hygiene products, engine filters, roofing mat, scrub pads, towels and wipes), floor polish, tape, adhesives, tire cord, textiles, construction, oil/gas drilling services, stain blocking and fire resistant coatings, rubber and thermoplastic additives, plastic part coatings and ink coating additives. The Eliokem business acquired on December 9, 2010, is managed by the Performance Chemicals segment, including the evaluation of operating results and resource allocation. Eliokem product revenue is reported within the Specialty Chemicals product line due to similar processes, raw material inputs and product applications and characteristics.

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$94.6	$86.1	$181.7	$157.4
Specialty Chemicals	150.9	52.5	276.6	94.0

Total Performance Chemicals	$245.5	$138.6	$458.3	$251.4

Decorative Products
Commercial Wallcovering and Coated Fabrics	$55.8	$59.3	$108.7	$110.2
Decorative Laminates and Performance Films	28.6	28.5	51.6	48.7

Total Decorative Products	$84.4	$87.8	$160.3	$158.9

Consolidated Net Sales	$329.9	$226.4	$618.6	$410.3

Segment Operating Profit (Loss)
Performance Chemicals	$23.9	$26.7	$45.3	$40.5
Decorative Products	(.5)	(4.5)	(2.3)	(4.6)

Total Segment Operating Profit	23.4	22.2	43.0	35.9
Interest expense	(9.6)	(1.9)	(18.9)	(3.7)
Corporate expense	(3.3)	(3.6)	(7.4)	(7.0)
Write-off of deferred financing fees	—	—	(1.0)	—
Acquisition and integration related expense	(.8)	(.7)	(2.7)	(.7)

Consolidated Income Before Income Taxes	$9.7	$16.0	$13.0	$24.5

	May 31, 2011	November 30, 2010
Total Assets
Performance Chemicals	$583.9	$138.1
Decorative Products	182.2	175.7
Corporate	129.4	412.2

	$895.5	$726.0

Note L – Income Taxes

The Company recorded income tax expense of $3.5 million and $0.9 million for the three months ended May 31, 2011 and 2010, respectively, and income tax expense of $5.8 million and $1.6 million for the six months ended May 31, 2011 and 2010, respectively.

The Company’s six months ended May 31, 2011 effective tax rate of 44.7% is higher than its domestic federal statutory rate primarily due to projected losses by certain foreign entities in which a tax benefit is not available due to tax valuation allowances and the first quarter discrete tax expense item recorded for $1.1 million which was partially offset during the six months ended May 31, 2011 by a second quarter discrete tax benefit of $0.4 million. The one time discrete tax benefit of $0.4 million recorded during the second quarter of 2011 related to the expiration of certain foreign statutes of limitations for which the Company had previously recorded a tax reserve. During the second quarter of 2010 the Company recognized income tax expense at its then current estimated annual effective tax rate; however, the corresponding reduction of the Company’s valuation allowance reduced the tax expense. Due to the improvement in the Company’s earnings and outlook, the U.S. deferred tax valuation allowance was reversed in the fourth quarter of 2010.

At May 31, 2011 and November 30, 2010, the total unrecognized tax benefits excluding interest and penalties were $13.3 million and $3.8 million, respectively. The total amount of penalties and interest recognized in the statement of financial position were $0.5 million and $0.3 million as of May 31, 2011 and November 30, 2010, respectively. The $9.5 million net increase in unrecognized tax benefits from November 30, 2010 to May 31, 2011 primarily relates to items identified during the acquisition accounting measurement period for prior Eliokem tax positions offset by a $0.4 million reduction for items previously reserved for which the statute of limitations has now expired. The Company also recorded as part of acquisition accounting an offsetting asset of $9.0 million specifically related to Eliokem’s unrecognized tax benefits. Of the total $13.3 million of unrecognized tax benefits as of May 31, 2011, $1.0 million, if recognized, would impact the Company’s effective tax rate.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. For the second quarter ended May 31, 2011, the Company recorded interest benefit of approximately $0.2 million related to a expiration of certain statutes of limitation, compared to zero in the second quarter of 2010.

During the next twelve months, due to the expiration of open statutes of limitations, the Company’s unrecognized tax benefits, excluding interest and penalties, would decrease by $2.0 million. Of the $2.0 million unrecognized tax benefit that is reasonably expected to decrease during the next twelve months, $1.9 million would have an offsetting asset decrease specifically related to these unrecognized tax benefits. It is also possible that additional unrecognized tax benefits could arise during the next twelve months that would change such estimate.

As of May 31, 2011, the Company had approximately $118.9 million of domestic federal net operating loss carryforwards (NOLCs), $109.2 million of state and local NOLCs, $0.7 million of foreign tax credit carryforwards and $0.5 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the tax years 2021 through 2031 while the foreign tax credit carryforwards expire between tax years 2011 and 2017.

With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2006.

Note M – Restructuring and Severance

During the second quarter of 2011, the Company recognized restructuring and severance costs of $0.3 million, $0.3 million and $0.1 million for Performance Chemicals, Decorative Products, and Corporate respectively, primarily relating to workforce reduction actions. All payments for these actions are expected to be completed by the fourth quarter of 2011. During the first quarter of 2011, the Company recognized restructuring and severance costs of $0.7 million and $0.1 million for Performance Chemicals and Decorative Products, respectively, relating to workforce reduction actions.

Note N – Other Expense (Income)

The following table sets forth the major components of other expense (income):

	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010
Goods and service tax settlement from customer	$(.8)	$—	$(.8)	$—
Loss on foreign currency transactions	2.3	.7	2.4	.9
Gain on RohmNova dissolution	—	(9.7)	—	(9.7)
Strike-related expenses	—	.4	—	.4
Legal settlement	—	.3	—	.3
Licensing and royalty revenue	(.3)	—	(.6)	(.1)
Other	—	(.4)	(.3)	(.6)

	$1.2	$(8.7)	$.7	$(8.8)

Included in the loss on foreign currency transactions for both the three months and six months ended May 31, 2011 is $2.8 million of losses on foreign currency derivative transactions related to certain foreign operations acquired in the Eliokem acquisition. This loss was recorded in Other Comprehensive Income in the first quarter of 2011. During the second quarter of 2011, the Company determined that it should have recognized $1.5 million of these amounts as losses ($1.0 million after tax expense or $0.02 per share) in the first quarter of 2011. The Company has concluded that this error was not material to the results of operations for the first and second quarters of 2011, nor to its expected results of operations for the fiscal year ending November 30, 2011. Accordingly, the Company has corrected this error and recognized this expense by increasing other expense and decreasing other comprehensive income during the second quarter of 2011. Results of operations for the first quarter of 2011 were not restated. All Eliokem foreign currency derivatives were settled in the second quarter of 2011.

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

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness

The $250 million Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future wholly-owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). Current guarantor subsidiaries include Decorative Products Thailand Inc. (“Ohio”) and OMNOVA Wallcovering (U.S.A.) Inc. Presented below are the condensed financial statements of OMNOVA Solutions (“Parent”) as borrower, its combined Guarantor subsidiaries and its combined Non-Guarantor subsidiaries.

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$206.7	$—	$128.0	$(4.8)	$329.9
Cost of products sold	170.1	—	99.3	(4.6)	264.8

Gross profit	36.6	—	28.7	(.2)	65.1

Selling, general and administrative	20.2	.3	13.8	—	34.3
Depreciation and amortization	4.2	—	4.6	—	8.8
Restructuring and severance	.6	—	.1	—	.7
Interest expense	7.9	(.5)	1.8	.4	9.6
Acquisition and integration costs	.8	—	—	—	.8
Other (income) expense, net	(1.1)	(.6)	2.9	—	1.2

	32.6	(.8)	23.2	.4	55.4

Income (loss) from continuing operations before income taxes	4.0	.8	5.5	(.6)	9.7
Income tax expense	.2	—	2.7	.6	3.5

Net Income (Loss)	$3.8	$.8	$2.8	$(1.2)	$6.2

Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$390.4	$—	$236.4	$(8.2)	$618.6
Cost of products sold	321.0	—	184.0	(8.2)	496.8

Gross profit	69.4	—	52.4	—	121.8

Selling, general and administrative	38.8	.5	27.5	—	66.8
Depreciation and amortization	8.6	—	8.6	—	17.2
Restructuring and severance	.8	—	.7	—	1.5
Interest expense	15.2	(.5)	3.6	.6	18.9
Deferred financing fees write-off	1.0	—	—	—	1.0
Acquisition and integration costs	2.7	—	—	—	2.7
Other (income) expense, net	(1.5)	(1.0)	3.2	—	.7

	65.6	(1.0)	43.6	.6	108.8

Income (loss) from continuing operations before income taxes	3.8	1.0	8.8	(.6)	13.0
Income tax expense	.6	—	4.1	1.1	5.8

Net Income (Loss)	$3.2	$1.0	$4.7	$(1.7)	$7.2

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2010

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$180.0	$—	$51.2	$(4.8)	$226.4
Cost of products sold	143.3	—	40.5	(4.6)	179.2

Gross Profit	36.7	—	10.7	(.2)	47.2

Selling, general and administrative	18.7	.2	6.7	—	25.6
Depreciation and amortization	4.4	—	1.1	—	5.5
Asset impairment	6.2	—	—	—	6.2
Interest expense	1.8	—	.1	—	1.9
Acquisition and integration related expense	.7	—	—	—	.7
Other (income) expense, net	(9.3)	(.4)	1.0	—	(8.7)

	22.5	(.2)	8.9	—	31.2

Income (loss) from continuing operations before income taxes	14.2	.2	1.8	(.2)	16.0
Income tax expense	.6	—	.3	—	.9

Net Income (loss)	$13.6	$.2	$1.5	$(.2)	$15.1

Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2010

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$321.8	$—	$96.1	$(7.6)	$410.3
Cost of products sold	255.4	—	75.2	(7.5)	323.1

Gross Profit	66.4	—	20.9	(.1)	87.2

Selling, general and administrative	35.6	.5	13.5	—	49.6
Depreciation and amortization	8.7	—	2.3	—	11.0
Restructuring and severance	.3	—	—	—	.3
Asset impairment	6.2	—	—	—	6.2
Interest expense	3.6	—	.1	—	3.7
Acquisition and integration related expense	.7	—	—	—	.7
Other (income) expense, net	(9.4)	(.9)	1.5	—	(8.8)

	45.7	(.4)	17.4	—	62.7

Income (loss) from continuing operations before income taxes	20.7	.4	3.5	(.1)	24.5
Income tax expense	.8	—	.8	—	1.6

Net Income (loss)	$19.9	$.4	$2.7	$(.1)	$22.9

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position May 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$40.0	$—	$39.5	$—	$79.5
Accounts receivable, net	88.3	—	95.5	.1	183.9
Inventories	47.8	—	58.9	(.1)	106.6
Deferred income taxes - current	6.2	—	.4	(.1)	6.5
Prepaid expenses and other	2.2	—	2.9	—	5.1

Total Current Assets	184.5	—	197.2	(.1)	381.6

Property, plant and equipment, net	107.6	—	136.4	(.1)	243.9

Trademarks and other intangible assets, net	45.6	—	47.6	—	93.2
Goodwill	84.9	—	—	—	84.9
Deferred income taxes - non-current	65.9	—	3.9	(3.6)	66.2
Investments in subsidiaries	143.6	183.1	.6	(327.3)	—
Other assets	165.9	—	8.3	(148.5)	25.7

Total Assets	$798.0	$183.1	$394.0	$(479.6)	$895.5

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$10.0	$—	$12.0
Accounts payable	61.2	—	70.2	(.5)	130.9
Accrued payroll and personal property taxes	11.2	—	7.5	.1	18.8
Employee benefit obligations	2.4	—	—	—	2.4
Other current liabilities	5.9	.6	5.8	.4	12.7

Total Current Liabilities	82.7	.6	93.5	—	176.8

Long-term debt	445.2	—	—	—	445.2
Postretirement benefits other than pensions	7.5	—	—	—	7.5
Pension liabilities	71.2	—	8.0	—	79.2
Deferred income taxes - non-current	—	—	31.0	(3.7)	27.3
Other liabilities	14.3	68.9	196.2	(262.4)	17.0

Total Liabilities	620.9	69.5	328.7	(266.1)	753.0

Shareholders’ Equity
Common stock	4.5	—	67.0	(67.0)	4.5
Additional contributed capital	14.1	143.6	8.9	155.9	322.5
Retained earnings (deficit)	247.3	(33.7)	(18.0)	(300.4)	(104.8)
Treasury stock	(1.3)	—	—	—	(1.3)
Accumulated other comprehensive loss	(87.5)	3.7	7.4	(2.0)	(78.4)

Total Shareholders’ Equity	177.1	113.6	65.3	(213.5)	142.5

Total Liabilities and Shareholders’ Equity	$798.0	$183.1	$394.0	$(479.6)	$895.5

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2010

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$49.6	$—	$26.0	$—	$75.6
Restricted cash	253.1	—	—	—	253.1
Accounts receivable, net	66.0	—	40.9	(.1)	106.8
Inventories	26.4	—	19.9	(.5)	45.8
Deferred income taxes - current	6.0	—	—	—	6.0
Prepaid expenses and other	1.3	—	2.2	—	3.5

Total Current Assets	402.4	—	89.0	(.6)	490.8

Property, plant and equipment, net	94.7	—	36.8	—	131.5

Trademarks and other intangible assets, net	3.3	—	2.5	—	5.8
Deferred income taxes - non-current	85.9	—	.6	(.3)	86.2
Investments in subsidiaries	—	64.9	—	(64.9)	—
Other assets	148.2	—	1.2	(137.7)	11.7

Total Assets	$734.5	$64.9	$130.1	$(203.5)	$726.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$1.5	$—	$3.3	$—	$4.8
Accounts payable	59.1	—	29.6	(.1)	88.6
Accrued payroll and personal property taxes	14.7	—	2.6	—	17.3
Employee benefit obligations	2.4	—	—	—	2.4
Other current liabilities	9.6	.6	.2	(.6)	9.8

Total Current Liabilities	87.3	.6	35.7	(.7)	122.9

Long-term debt	389.4	—	—	—	389.4
Postretirement benefits other than pensions	7.6	—	—	—	7.6
Pension liabilities	72.8	—	.5	—	73.3
Deferred income taxes - non-current	—	—	2.0	(.3)	1.7
Other liabilities	7.1	97.1	39.1	(135.6)	7.7

Total Liabilities	564.2	97.7	77.3	(136.6)	602.6

Shareholders’ Equity
Common stock	4.5	—	—	—	4.5
Additional contributed capital	9.7	—	75.9	232.4	318.0
Retained earnings (deficit)	244.2	(34.7)	(23.9)	(297.6)	(112.0)
Treasury stock	(1.3)	—	—	—	(1.3)
Accumulated other comprehensive loss	(86.8)	1.9	.8	(1.7)	(85.8)

Total Shareholders’ Equity	170.3	(32.8)	52.8	(66.9)	123.4

Total Liabilities and Shareholders’ Equity	$734.5	$64.9	$130.1	$(203.5)	$726.0

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2011

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$3.1	$1.1	$4.7	$(1.7)	$7.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9.0	—	8.2	—	17.2
Non-cash stock compensation expense	2.1	—	—	—	2.1
Deferred income taxes	1.1	—	1.7	(.9)	1.9
Provision for obsolete inventories	.4	—	2.0	—	2.4
Provision for doubtful accounts	.3	—	.9	—	1.2
Foreign currency transactions	—	—	2.7	(1.0)	1.7
Other	1.6	—	.4	(.1)	1.9
Changes in operating assets and liabilities:
Current assets	(29.8)	(.1)	(23.9)	(8.1)	(61.9)
Current liabilities	(1.4)	.1	8.8	11.2	18.7
Other non-current assets	(226.8)	—	(91.4)	316.5	(1.7)
Other non-current liabilities	(41.1)	—	155.1	(128.1)	(14.1)

Net Cash Provided By (Used In) Operating Activities	(281.5)	1.1	69.2	187.8	(23.4)

Investing Activities
Capital expenditures	(6.4)	—	(4.6)	—	(11.0)
Proceeds from asset sales	—	—	1.1	—	1.1
Acquisitions of businesses, less cash acquired	(21.5)	(146.4)	(103.7)	—	(271.6)
Restricted cash	253.2	—	—	—	253.2

Net Cash Provided By (Used In) Investing Activities	225.3	(146.4)	(107.2)	—	(28.3)

Financing Activities
Proceeds from borrowings	198.8	—	—	—	198.8
Repayment of debt obligations	(142.6)	—	—	—	(142.6)
Short-term debt (payments), net	—	—	1.4	—	1.4
Payments for deferred financing fees	(10.3)	—	—	—	(10.3)
Other	2.4	143.6	40.8	(184.4)	2.4

Net Cash Provided by (Used In) Financing Activities	48.3	143.6	42.2	(184.4)	49.7
Effect of exchange rate changes on cash	(1.7)	1.7	9.3	(3.4)	5.9

Net Increase (Decrease) In Cash And Cash Equivalents	(9.6)	—	13.5	—	3.9

Cash and cash equivalents at beginning of period	49.6	—	26.0	—	75.6

Cash And Cash Equivalents At End Of Period	$40.0	$—	$39.5	$—	$79.5

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended May 31, 2010

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$19.9	$.4	$2.7	$(.1)	$22.9

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8.6	—	2.4	—	11.0
Gain from dissolution of joint marketing alliance	(9.7)	—	—	—	(9.7)
Asset impairment	6.2	—	—	—	6.2
Contribution to defined benefit plan	(2.5)	—	—	—	(2.5)
Non-cash stock compensation expense	1.7	—	—	—	1.7
Deferred income taxes	—	—	.1	—	.1
Provision for obsolete inventories	.5	—	(.1)	—	.4
Provision for doubtful accounts	—	—	(.1)	—	(.1)
Foreign currency transactions	—	—	.9	—	.9
Other	.2	—	—	.1	.3
Changes in operating assets and liabilities:
Current assets	(41.3)	—	(11.5)	.1	(52.7)
Current liabilities	16.7	.1	4.2	.3	21.3
Other non-current assets	—	—	.2	—	.2
Other non-current liabilities	(1.3)	(.4)	5.1	(.4)	3.0

Net Cash Provided By (Used In) Operating Activities	(1.0)	.1	3.9	—	3.0

Investing Activities
Capital expenditures	(4.1)	—	(.6)	(.3)	(5.0)
Proceeds from insurance settlements	.4	—	—	—	.4
Acquisitions of businesses, less cash acquired	(2.5)	—	—	—	(2.5)
Proceeds from dissolution of joint marketing alliance	9.7	—	—	—	9.7

Net Cash Provided By (Used In) Investing Activities	3.5	—	(.6)	(.3)	2.6

Financing Activities
Proceeds from borrowings	306.6	—	—	—	306.6
Repayment of debt obligations	(307.3)	—	—	—	(307.3)
Short-term debt (payments), net	—	—	.7	—	.7

Net Cash (Used In) Provided By Financing Activities	(.7)	—	.7	—	—
Effect of exchange rate changes on cash	(.2)	(.1)	(5.1)	.3	(5.1)

Net Increase (Decrease) In Cash And Cash Equivalents	1.6	—	(1.1)	—	.5
Cash and cash equivalents at beginning of period	11.7	—	29.8	—	41.5

Cash And Cash Equivalents At End Of Period	$13.3	$—	$28.7	$—	$42.0

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 40% of its sales in the second quarter of 2011 and approximately 65% of its sales for 2009 and 2010. The decrease in the percentage of the sales price index contracts in 2011 is due to the addition of Eliokem sales. Customers with sales price index contracts are primarily in the paper and carpet chemicals product line. The index is generally comprised of four components: a negotiated fixed contribution margin per pound; the market price of styrene; the market price of butadiene; and the price per barrel of oil. The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of styrene, butadiene and oil within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

The remainder of Performance Chemicals’ sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-add and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period.

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2008 through 2010 and estimated purchases for 2011 are:

	Pounds purchased (in millions)	Price range per pound

2011 (estimated)*	220	$0.65 - $0.78
2010	180	$0.54 - $0.68
2009	170	$0.38 - $0.61
2008	200	$0.47 - $0.87

*	The increase over 2010 is partially due to estimated requirements for the acquired Eliokem business.

Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. New capacity is expected to become operational in Asia over the next two years. OMNOVA’s butadiene purchases for 2008 through 2010 and estimated purchases for 2011 are:

	Pounds purchased (in millions)	Price range per pound
2011 (estimated)*	180	$0.86 - $1.75
2010	135	$0.63 - $0.94
2009	125	$0.25 - $0.68
2008	140	$0.57 - $1.22

*	The increase over 2010 is partially due to estimated requirements for the acquired Eliokem business.

OMNOVA’s Decorative Products segment does not utilize sales price index contracts with its customers; rather, it negotiates pricing with each customer. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 90 day period. Key raw materials utilized by the Decorative Products segment include polyvinyl chloride (PVC) resins, textiles, plasticizers and titanium dioxide (TiO2). These raw materials are generally readily available worldwide from multiple suppliers.

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

Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, adjusted operating profit, consolidated earnings before interest, taxes, depreciation and amortization as set forth in the Company’s $200,000,000 Term Loan Credit Agreement (“Adjusted EBITDA”), working capital, operating cash flows, capital expenditures and adjusted earnings per share including applicable ratios such as inventory turnover, working capital turnover, return on sales and assets and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Acquisition of Eliokem Business

On December 9, 2010, the Company completed the acquisition of all the outstanding shares of Eliokem International SAS (“Eliokem”) from AXA Investment Managers Private Equity Europe and the other holders of equity securities of Eliokem for an aggregate purchase price of $301.7 million in cash. The Company used its cash on hand, the net proceeds from the issuance of its 7.875% Senior Notes due 2018 (“Senior Notes”) and net proceeds from a new $200 million Term Loan to fund the acquisition, including the repayment of Eliokem debt. The balance of the proceeds were used for repayment of the Company’s existing term loan and related costs.

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

The preliminary estimate of the fair values of assets acquired and liabilities assumed (in millions) is as follows:

Fair Value
Current assets	$117.1
Property, plant and equipment	118.8
Identifiable intangible assets	80.7
Deferred tax assets	4.3
Other assets	9.5
Goodwill	84.4

Total assets acquired	414.8

Current liabilities	(50.3)
Deferred tax liabilities	(46.7)
Other liabilities	(16.1)

Net assets acquired	$301.7

The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition accounting adjustments. The Company is in the process of reviewing the impact of historical tax attributes and the related impact on the preliminary purchase price allocation. Goodwill arising from this acquisition is attributable to many factors including synergies expected from combining the operations of Eliokem with our existing Performance Chemicals’ operations, as well as benefits derived from expansion of Performance Chemicals’ manufacturing capabilities.

The fair value of the identifiable intangible assets and their weighted-average useful lives are as follows (dollars in millions):

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

The results of operations for Eliokem have been included in the Company’s Performance Chemicals’ results of operations since December 9, 2010. The unaudited pro forma results for the Company’s net sales, net income and net income per share had the acquisition of Eliokem occurred on December 1, 2009 is as follows:

	Three Months Ended May 31, 2010	Six Months Ended May 31, 2010
	(Dollars in millions, except per share amounts)

Net sales	$301.5	$554.9
Net income	$8.7	$9.3
Net income per share, basic	$.19	$.21
Net income per share, diluted	$.19	$.21

Included in the three months ended May 31, 2010 Pro forma net income are Eliokem’s earning before interest and taxes of $4.8 million, as well as additional interest expense of $7.4 million and additional tax expense of $5.4 million. Included in the six months ended May 31, 2010 Pro forma net income are Eliokem’s earning before interest and taxes of $4.3 million, as well as additional interest expense of $14.9 million and additional tax expense of $3.1 million.

Results of Operations for the Three and Six Months Ended May 31, 2011 Compared to the Three and Six Months Ended May 31, 2010

Net sales in the second quarter of 2011 were $329.9 million compared to $226.4 million in the second quarter of 2010. The sales improvement was driven by $94.8 million of net sales from Eliokem while legacy net sales increased $8.7 million. Excluding the Eliokem net sales, legacy Performance Chemicals business segment revenue increased by 8.7% while the Decorative Products business segment revenue decreased 3.9%. Contributing to the legacy net sales increase in 2011 were price increases of $22.5 million and favorable foreign exchange translation of $3.0 million, partially offset by lower volume of $16.8 million.

Net sales in the first half of 2011 were $618.6 million compared to $410.3 million in the first half of 2010. Eliokem’s net sales were $169.5 million while legacy net sales increased $38.8 million. The Company’s legacy Performance Chemicals business segment revenue increased by 14.9% and Decorative Products business segment revenue increased 0.9%. Contributing to the legacy net sales increase in 2011 were price increases of $39.1 million and favorable foreign exchange translation of $3.8 million, partially offset by lower volume of $4.1 million.

Gross profit in the second quarter of 2011 was $65.1 million with a gross profit margin of 19.7% compared to gross profit of $47.2 million and a gross profit margin of 20.8% in the second quarter of 2010. The increase in gross profit was primarily due to the acquisition. The decline in gross profit margin was primarily due to raw material inflation, the effect of Performance Chemicals index pricing in which higher raw material costs are passed to customers, subject to a contractual time lag, with no gross margin benefit, new plant start-up costs and changes in product mix.

Gross profit in the first half of 2011 was $121.8 million with a gross profit margin of 19.7% compared to gross profit of $87.2 million and a gross profit margin of 21.3% in the first half of 2010. The increase in gross profit was primarily due to the acquisition. The decline in gross profit margin was primarily due to a one time inventory valuation adjustment of $2.7 million related to the acquisition, raw material inflation, the effect of Performance Chemicals index pricing in which higher raw material costs are passed to customers, subject to a contractual time lag, with no gross margin benefit, new plant start-up costs and changes in product mix.

Selling, general and administrative expense in the second quarter of 2011 increased $8.7 million, to $34.3 million, or 10.4% of sales, compared to $25.6 million, or 11.3% of net sales in the second quarter of 2010. Selling, general and administrative expense in the first half of 2011 was $66.8 million, or 10.8% of sales, compared to $49.6 million, or 12.1% of net sales in the first half of 2010. The increase for both the second quarter and first half of 2011 was primarily due to the addition of Eliokem, while the decline as a percentage of sales was due to higher sales and the Company’s focused ongoing efforts to control costs and leverage selling, general and administrative costs across its global operations and growing revenue base.

Interest expense was $9.6 million in the second quarter of 2011 and $18.9 million in the first half of 2011, compared to $1.9 million and $3.7 million for the comparable periods a year ago, respectively, due to higher borrowing levels and an increase in interest rates resulting from the Company’s refinancing for the acquisition (see “Debt” for further discussion of borrowing activities). The effective interest rate on the Company’s debt was 6.9% during the first half of 2011, compared to 4.5% in first half of 2010. Total debt at May 31, 2011, including the original issue discount, was $457.2 million, compared to $394.2 million on November 30, 2010.

Other expense (income), net was expense of $1.2 million and $0.7 million in the second quarter and first half of 2011, respectively, compared to income of $8.7 million and $8.8 million in the second quarter and first half of 2010, respectively. Included in the second quarter and first half of 2011 is $2.8 million of losses on foreign currency derivative transactions related to certain foreign operations acquired in the Eliokem acquisition. The loss was recorded in Other Comprehensive Income in the first quarter of 2011. During the second quarter of 2011, the Company determined that it should have recognized $1.5 million of these amounts as losses ($1.0 million after tax or $0.02 per share) in the first quarter of 2011. The Company has concluded that this error was not material to the results of operations for the first and second quarters of 2011, nor to its expected results of operations for the fiscal year ending November 30, 2011. Accordingly, the Company has corrected this error and recognized this expense by increasing other expense and decreasing other comprehensive income in the second quarter of 2011. Results of operations for the first quarter of 2011 were not restated. All Eliokem foreign currency derivatives were settled in the second quarter of 2011. Also included in the second quarter of 2011 is a foreign goods tax reimbursement of $0.8 million and other foreign currency translation gains of $0.5 million. Included in the second quarter and first half of 2010 is a gain on the dissolution of a joint marketing alliance of $9.7 million, strike related costs of $0.4 million and a legal settlement of $0.3 million.

Income tax expense was $3.5 million with an effective rate of 36.1% in the second quarter of 2011 compared to $0.9 million with an effective rate of 5.6% in the second quarter of 2010. For the first half of 2011, income tax expense was $5.8 million with an effective rate of 44.6% compared to $1.6 million with an effective rate of 6.5% in 2010. Included in the first half of 2011 is a one-time charge of $1.1 million for foreign taxes related to the merger of Eliokem’s U.S. operations into the Company’s domestic operations and a higher year-over-year effective tax rate. In the second quarter of 2010, the Company recognized income tax expense at its then current estimated tax rate; however, the impact of the Company’s valuation allowance in the U.S. reduced the tax expense. Due to the improvement in the Company’s earnings and outlook, the U.S. deferred tax valuation allowance was reversed in the fourth quarter of 2010. At the end of its 2010 fiscal year, the Company previously estimated its effective rate for 2011 to be 42%. However, based on more recent information, the Company now expects its estimated effective tax rate to be approximately 36.5% for the full year and 35.2% for the remaining two quarters of 2011, excluding discrete tax items. Global cash income taxes paid are expected to be minimal. OMNOVA has $118.9 million of U.S. federal net operating loss carryforwards and $109.2 million of state and local net operating loss carryforwards with expiration dates between 2021 and 2031.

The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries undistributed earnings as such amounts are considered permanently reinvested outside the U.S.. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s position of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2010, the non-U.S. subsidiaries have a cumulative unremitted foreign loss position of $21.8 million.

The Company generated net income of $6.2 million or $0.14 per diluted share in the second quarter of 2011. Included in the second quarter of 2011 are the higher interest expense of $7.7 million, $2.6 million of higher tax expense, $0.8 million of acquisition and integration expense and $0.7 million of restructuring and severance expense. Net income in the second quarter of 2010 was $15.1 million or $0.33 per diluted share. Included in the second quarter of 2010 is a gain of $9.7 million related to the dissolution of a joint marketing alliance, an asset impairment charge of $6.2 million and acquisition expense of $0.7 million. For the first half of 2011, the Company generated net income of $7.2 million or $0.16 per diluted share. Included in the first half of 2011 are the higher interest expense of $15.2 million, $4.2 million of higher tax expense, $2.7 million of acquisition and integration expense, a $1.1 million tax charge resulting from the liquidation and merger transaction of Eliokem’s U.S. operations, a $1.0 million write-off of deferred financing fees as a result of refinancing actions and $1.5 million of restructuring and severance expense. Net income in the first half of 2010 was $22.9 million or $0.51 per diluted share. Included in the second quarter of 2010 is a gain of $9.7 million related to the dissolution of a joint marketing alliance, an asset impairment charge of $6.2 million, acquisition expense of $0.7 million and restructuring and severance expense of $0.3 million.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2011	2010	2011	2010

Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$94.6	$86.1	$181.7	$157.4
Specialty Chemicals	150.9	52.5	276.6	94.0

Total Performance Chemicals	$245.5	$138.6	$458.3	$251.4

Decorative Products
Commercial Wallcovering and Coated Fabrics	$55.8	$59.3	$108.7	$110.2
Decorative Laminates and Performance Films	28.6	28.5	51.6	48.7

Total Decorative Products	84.4	87.8	160.3	158.9

Consolidated Net Sales	$329.9	$226.4	$618.6	$410.3

Segment Gross Profit:
Performance Chemicals	$48.0	$27.9	$90.5	$51.7
Decorative Products	17.1	19.3	31.3	35.5

Consolidated Gross Profit	$65.1	$47.2	$121.8	$87.2

Segment Operating Profit (Loss):
Performance Chemicals	$23.9	$26.7	$45.3	$40.5
Decorative Products	(.5)	(4.5)	(2.3)	(4.6)
Interest expense	(9.6)	(1.9)	(18.9)	(3.7)
Corporate expense	(3.3)	(3.6)	(7.4)	(7.0)
Write-off of deferred financing fees	—	—	(1.0)	—
Acquisition and integration related expense	(.8)	(.7)	(2.7)	(.7)

Consolidated Income Before Income Tax	$9.7	$16.0	$13.0	$24.5

Performance Chemicals

Performance Chemicals’ net sales increased $106.9 million to $245.5 million during the second quarter of 2011 compared to $138.6 million during the second quarter of 2010. The inclusion of Eliokem sales within Specialty Chemicals added $94.8 million in net sales compared to the prior year. Performance Chemicals’ legacy business net sales were up $12.1 million as a result of price increases of $17.8 million and $0.6 million of favorable foreign currency translation partially offset by lower volumes of $6.3 million. Selling price changes were implemented across the product lines. Net sales for the Paper and Carpet Chemicals product line increased $8.5 million to $94.6 million during the second quarter of 2011 compared to $86.1 million during the second quarter of 2010. The higher sales were driven by price increases. Paper chemical volumes decreased 5% in the second quarter of 2011 compared to the second quarter of 2010 due to lower market demand after customers replenished inventories during the first quarter of 2011. Carpet chemical volumes decreased almost 10% in the second quarter of 2011 compared to the second quarter of 2010 as weakness continued in the U.S. housing market due to foreclosures remaining high and sales of existing homes and construction of new homes remaining low. Net sales for the Specialty Chemicals product line, excluding Eliokem, increased $3.6 million to $56.1 million during the second quarter of 2011 compared to $52.5 million during the second quarter of 2010, also due to price increases. Specialty chemical volumes (excluding Eliokem) decreased 6% in the second quarter of 2011 compared to the second quarter of 2010 due to lower market demand.

Performance Chemicals’ net sales increased $206.9 million to $458.3 million during the first half of 2011 compared to $251.4 million during the first half of 2010. Eliokem added $169.5 million in net sales compared to the prior year. Performance Chemicals’ legacy business net sales were up $37.4 million as a result of price increases of $31.8 million, higher volumes of $5.2 million and favorable foreign currency translation of $0.4 million. Net sales for the Paper and Carpet Chemicals product line increased $24.3 million to $181.7 million during the first half of 2011 compared to $157.4 million during the first half of 2010 driven by price and volume increases. Net sales for the Specialty Chemicals product line, excluding Eliokem, increased $13.1 million to $107.1 million during the first half of 2011 compared to $94.0 million during the first half of 2010, also due to price and volume increases.

Performance Chemicals’ gross profit was $48.0 million with a gross profit margin of 19.6% during the second quarter of 2011 compared to $27.9 million and a gross profit margin of 20.1% in the second quarter of 2010. The increase in gross profit was primarily due to the acquisition. The decrease in gross profit margin was primarily due to higher raw material costs and reduced margin on lower volumes, partially offset by higher pricing and lower manufacturing costs.

Performance Chemicals’ gross profit was $90.5 million with a gross profit margin of 19.7% during the first half of 2011 compared to $51.7 million and a gross profit margin of 20.6% in the first half of 2010. The increase in gross profit was primarily due to the acquisition. The decrease in gross profit margin was primarily due to higher raw material costs and reduced margin on lower volumes, partially offset by higher pricing and lower manufacturing costs.

This segment generated an operating profit of $23.9 million in the second quarter of 2011 compared to $26.7 million in the second quarter of 2010. Eliokem provided operating profit of $10.9 million in the second quarter of 2011. The decrease in legacy segment operating profit was primarily due to the higher raw material costs of $20.7 million and reduced margin on lower volumes of $1.5 million partially offset by higher pricing of $18.4 million, and lower selling, general and administrative and manufacturing costs of $1.0 million as a result of lower headcount and higher capacity utilization. The segment operating profit also includes items which management excludes when evaluating the results of segments. Those items include a LIFO reserve charge of $2.3 million, workforce reduction costs for Eliokem of $0.3 million in the second quarter of 2011 and a gain on the dissolution of a joint marketing alliance or $9.7 million and a LIFO reserve charge of $1.3 million in the second quarter of 2010 for legacy operations.

This segment generated an operating profit of $45.3 million in the first half of 2011 compared to $40.5 million in the first half of 2010. Eliokem provided operating profit of $16.7 million in the first half of 2011. Excluding Eliokem, the reduction in segment operating profit was primarily due to higher raw material costs of $35.4 million, partially offset by the higher pricing of $31.8 million, margin on improved volumes of $1.5 million and lower selling, general and administrative and manufacturing costs of $1.0 million as a result of lower headcount and higher capacity utilization. The segment operating profit also includes items which management excludes when evaluating the results of segments. Those items include $2.7 million due to a one-time fair value adjustment for Eliokem inventory, workforce reduction costs for Eliokem of $1.0 million and a LIFO reserve charge of $3.1 million in the first half of 2011 and a gain on the dissolution of a joint marketing alliance of $9.7 million, a LIFO reserve charge of $2.0 million and workforce reduction costs of $0.2 million in the first half of 2010.

Decorative Products

Decorative Products net sales were $84.4 million in the second quarter of 2011 compared to $87.8 million in the second quarter of 2010. The decrease was primarily due to lower volumes of $10.5 million, partially offset by higher selling prices of $4.7 million and favorable foreign exchange translation benefit of $2.4 million. Commercial Wallcovering and Coated Fabrics net sales were $55.8 million in the second quarter of 2011 compared to $59.3 million in the second quarter of 2010 as sales improvements in wallcovering were offset by declines in coated fabrics in China. Net sales for the Decorative Laminates and Performance Films product line were $28.6 million during the second quarter of 2011 compared to $28.5 million during the second quarter of 2010 as sales improved in decorative laminates but declined in performance films.

Decorative Products net sales increased $1.4 million, to $160.3 million in the first half of 2011 from $158.9 million in the first half of 2010 primarily due to higher selling prices of $7.3 million and favorable foreign exchange translation benefit of $3.4 million, partially offset by lower volumes of $9.3 million. Commercial Wallcovering and Coated Fabrics net sales were $108.7 million in the first half of 2011 compared to $110.2 million in the first half of 2010 as sales improved in all product lines and geographic regions with the exception of coated fabrics in China. Net sales for the Decorative Laminates and Performance Films product line increased to $51.6 million during the first half of 2011 compared to $48.7 million during the first half of 2010 as sales improved in all product lines with the exception of pool liner.

Decorative Products’ gross profit was $17.1 million with a gross profit margin of 20.3% during the second quarter of 2011 compared to $19.3 million and a gross profit margin of 22.0% in the second quarter of 2010. Decorative Products’ gross profit was $31.3 million with a gross profit margin of 19.5% during the first half of 2011 compared to $35.5 million and a gross profit margin of 22.3% in the first half of 2010. The lower gross profit and gross profit margin for the quarter and year-to-date were primarily due to higher raw material costs and reduced margin on lower volumes, partially offset by higher selling prices and lower manufacturing overhead costs.

Segment operating loss was $0.5 million for the second quarter of 2011 compared to a loss of $4.5 million for the second quarter of 2010. However, this segment’s operating loss reflects the second straight quarter of improvement compared to prior quarters. Included in the second quarter of 2010 is an asset impairment charge of $6.2 million. Excluding this impairment, the segment’s operating profit was $1.7 million. The year-over-year decline in operating profit was primarily due to higher raw material costs of $5.6 million and reduced margin on lower volumes of $2.0 million, partially offset by higher selling prices of $5.1 million and lower manufacturing overhead costs of $0.9 million. Segment operating profit also includes items which management excludes when evaluating the results of segments. Those items include restructuring and severance costs of $0.3 million, a LIFO reserve charge of $0.4 million and a tax indemnification charge of $0.2 million in the second quarter of 2011 and strike costs of $0.4 million, a legal settlement charge of $0.3 million and a LIFO reserve charge of $0.1 million in the second quarter of 2010.

Segment operating loss was $2.3 million for the first half of 2011 compared to a loss of $4.6 million for the first half of 2010. Included in the first half of 2010 is the asset impairment charge of $6.2 million. The decrease was primarily due to higher raw material costs of $9.9 million and reduced margin on lower volumes of $1.6 million, partially offset by higher selling prices of $7.7 million and lower manufacturing overhead of $0.4 million. Price recovery in the first half of 2011 improved compared to 2010. Segment operating profit also includes items which management excludes when evaluating the results of segments. Those items include workforce reduction costs of $0.4 million, a LIFO reserve charge of $0.4 million and a tax indemnification charge of $0.2 million for the first half of 2011 and strike costs of $0.4 million, a legal settlement charge of $0.3 million, workforce reduction actions of $0.1 million and a LIFO reserve charge of $0.1 million in 2010.

Corporate

Corporate expenses were $3.3 million in the second quarter of 2011 compared to $3.6 million in the second quarter of 2010. The decrease is primarily due to lower incentive expense. Corporate expenses in the first half of 2011 were $7.4 million compared to $7.0 million in the first half of 2010. The increase is primarily related to higher professional service costs.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	Six Months Ended May 31,
(Dollars in millions)	2011	2010	Change

Cash (used in) provided by operating activities	$(23.4)	$3.0	$(26.4)
Cash (used in) provided by investing activities	$(28.3)	$2.6	$(30.9)
Cash provided by financing activities	$49.7	$—	$49.7
Increase in cash and cash equivalents	$3.9	$.5	$3.4

Financial Resources

Cash used in operating activities was $23.4 million in the first half of 2011 compared to cash provided of $3.0 million in the first half of 2010. Cash provided by operations decreased in 2011 primarily due to lower pre-tax profitability (partially as a result of acquisition related costs) and an increase in funds used for working capital compared to 2010 primarily due to the acquired Eliokem businesses and an increase in accounts receivable and inventory as a result of higher sales and raw material costs. Days sales outstanding was 48.3 days in the first half of 2011, 50.7 days in the first half of 2010. The improvement in 2011 was primarily due to improved collection efforts.

Cash used in investing activities was $28.3 million in the first half of 2011, compared to cash provided of $2.6 million in the first half of 2010. Included in 2011 is the cash paid for the acquisition of $301.7 million, less cash acquired in the businesses of $30.1 million. Also included was the use of $253.2 million of restricted cash, which primarily consisted of $250.0 million in proceeds from the issuance of the outstanding notes and certain debt issuance fees, which was placed in an escrow account in November 2010 until the completion of the acquisition and refinancing of OMNOVA’s existing debt on December 9, 2010. Included in 2010 were proceeds of $9.7 million from the dissolution of a joint marketing alliance as described earlier. Additionally, OMNOVA incurred $11.0 million and $5.0 million of capital expenditures during the first halves of 2011 and 2010, respectively. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.

Cash provided by financing activities in the half of 2011 was $49.7 million due to the refinancing and increase of the existing term loan from $140.9 million to $200 million. This increase was used to complete the Acquisition. Financing activities in the first half of 2010 were breakeven. Total debt was $459.0 million as of May 31, 2011, which includes senior notes outstanding of $250.0 million, $199.0 million for the new term loan and $10.0 million of foreign debt, compared to $394.2 million as of November 30, 2010. OMNOVA’s cash balance of $79.5 million at May 31, 2011 consists of $40.0 million in the U.S., $11.2 million in Europe and $28.3 million in Asia. OMNOVA is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

Debt

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

(Dollars in millions)	May 31, 2011	November 30, 2010

$200 million Term Loan B – current portion (interest at 5.75%)	$2.0	$—
$150 million Term Loan B – current portion (interest at 2.8%)	—	1.5
Foreign subsidiaries borrowings (interest at 2.31% - 16.5%)	10.0	3.3

Total	$12.0	$4.8

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $6.6 million and zero at May 31, 2011 and November 30, 2010, respectively. Foreign borrowings that were secured by equipment and land use rights of the foreign borrower were $3.4 million as of May 31, 2011 and $3.3 million as of November 30, 2010. As of May 31, 2011, total borrowing capacity for these foreign working capital credit lines was $15.7 million of which $10.0 million has been utilized. Also, as of May 31, 2011, there were $9.5 million in letters of credit issued under the foreign letters of credit facilities.

The Company’s long-term debt consists of the following:

	May 31, 2011	November 30, 2010

$200 million Term Loan B (interest at 5.75%)	$199.0	$—
$150 million Term Loan B (interest at 2.8%)	—	140.9
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.44%)	—	—

	449.0	390.9
Less: current portion	(2.0)	(1.5)
Unamortized original issue discount	(1.8)	—

Total long-term debt	$445.2	$389.4

In connection with the acquisition of Eliokem International SAS (“Eliokem”), as described below and in Note B, on November 3, 2010, the Company issued a private placement of $250 million aggregate principal amount of Senior Notes with a 7.875% interest rate, payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. As of November 30, 2010, the proceeds of the Senior Notes were held in escrow subject to completion of the Eliokem acquisition and, accordingly, was recognized as restricted cash. The Company may redeem a portion of the outstanding Senior Notes any time after October 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.

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

Prepayments will be applied towards any required annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of 1.2 at May 31, 2011.

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt.

On May 22, 2007 the Company amended its Senior Secured Revolving Credit Facility (“Facility”). The Facility was increased to $80 million from $72 million and extended until May 2012. In January 2008, the Facility was increased to $90 million. In December 2010, the Company amended and restated the Facility, increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on November 30, 2010 were $2.8 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the second quarter of 2011 and averaged $89.7 million during this period.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a Eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the Prime Rate or the sum of the Federal Funds Effective Rate plus 0.50%. The Eurodollar rate is a periodic fixed rate equal to LIBOR. Applicable margins are based on the Company’s average daily excess availability during the previous fiscal quarter. If average excess availability is greater than or equal to $50 million, the applicable margin will be 2.25% on Eurodollar loans, 1.25% on base rate borrowings and 0.625% on commitments for unused credit lines. If average excess availability is greater than or equal to $25 million but less than $50 million, the applicable margin will be 2.5% on Eurodollar loans, 1.5% on base rate borrowings and 0.5% on commitments for unused credit lines. If average excess availability is less than $25 million, the applicable margin will be 2.75% on Eurodollar loans, 1.75% on base rate borrowings and 0.375% on commitments for unused credit lines.

At May 31, 2011, the Company had $97.6 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At May 31, 2011, domestic letters of credit outstanding under the Facility were $2.7 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $94.9 million.

The effective interest rate on the Company’s debt was 6.9% during the second quarter of 2011 and 4.5% during the second quarter of 2010.

Net proceeds from the Senior Notes and the New Term Loan were used for the acquisition of Eliokem, including the repayment of Eliokem’s debt, the repayment of amounts outstanding under the Company’s $150 million Term Loan B, related fees and expenses and for general working capital purposes. The acquisition was completed on December 9, 2010. The Facility was not used to fund the acquisition.

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

The fair value of the Company’s debt at May 31, 2011 approximated $288 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2011 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs approximately 2,830 employees at offices, plants and other facilities located principally throughout the United States, China, France, India, Thailand and the United Kingdom. Approximately 12.8%, or 363, of the Company’s employees are covered by collective bargaining agreements in the United States. The Company has one collective bargaining agreement covering 106 employees, which will expire during 2011. On May 20, 2010, approximately 180 Columbus, Mississippi employees represented by United Steelworkers Local #748-L voted against ratification of a new contract proposal and subsequently went on strike on May 21, 2010. The Company has hired permanent local replacement employees. The Company generally would describe its relationship with employees as good even though its union-represented Columbus, Mississippi employees remain on strike.

New Accounting Pronouncements

New Accounting Pronouncements – In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts.” Under the new guidance, modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance will become effective for the Company on December 1, 2011. The Company is currently assessing the impact of the adoption of this guidance but does not anticipate any material impact.

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

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates or proposes to operate. Other risks and uncertainties are more specific to the Company’s businesses including businesses the Company acquires. The occurrence of such risks and uncertainties and the impact of such occurrences is often not predictable or within the Company’s control. Such impacts could adversely affect the Company’s results and, in some cases, such effect could be material. Certain risk factors facing the Company are described below or elsewhere in this Form 10-Q.

All written and verbal forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risks, uncertainties, and cautionary statements contained herein. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation, and specifically declines any obligation, other than that imposed by law, to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Risks and uncertainties that may cause actual results to differ materially from expected results include, among others: the Company’s ability to successfully integrate Eliokem into its operations; the Company’s ability to achieve fully the strategic and financial objectives related to the acquisition of Eliokem, including the acquisition becoming accretive to the Company’s earnings; and unexpected costs or liabilities that may arise from the acquisition, ownership or operation of Eliokem.

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

•	Rapid inflation in health care costs and assumptions used in determining health care cost estimates;

•	Risks associated with foreign operations including political unrest and fluctuations in exchange rates of foreign currencies;

•	Prolonged work stoppage resulting from labor disputes with unionized workforce;

•	Changes in and compliance with pension plan funding obligations;

•	Stock price volatility;

•	Infringement or loss of the Company’s intellectual property;

•	Litigation and claims against the Company related to products, services, contracts, employment, environmental, safety, intellectual property and other matters;

•	Adverse litigation judgments or settlements;

•	Absence of or inadequacy of insurance coverage for litigation, judgments, settlements or other losses;

•	Availability of financing at anticipated rates and terms;

•	Loan covenant default arising from substantial debt and leverage and the inability to service that debt, including increases in applicable short-term or long-term borrowing rates; and

•	Other factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2010.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note E to the Unaudited Consolidated Financial Statements, the Company’s new Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the new Term Loan and the Facility were $199.0 million and zero, respectively, as of May 31, 2011. Non-domestic borrowings with banks were $10.0 million as of May 31, 2011. The weighted average effective interest rate of the Company’s outstanding debt was 6.9% as of May 31, 2011. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation gain of $7.9 million as of May 31, 2011, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2011, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. The acquired Eliokem business has its own set of disclosure controls and processes that remain in place and will continue until such time that the Company has fully integrated the Eliokem business into its existing control environment. The Company has instituted internal controls related to the acquired business’ financial information to provide reasonable assurance as to the reliability of the information that is used in financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Eliokem’s U.S. subsidiary was integrated into the Company’s SAP ERP system of internal controls during the second quarter of 2011. Other than described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

OMNOVA Solutions Inc.

Date: July 5, 2011	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: July 5, 2011	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Business Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Ratio of Earnings to fixed charges.

10.30	Second Amended and Restated Term Loan Credit Agreement dated as of December 9, 2010 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders.

10.32	Second Amended and Restated Credit Agreement dated as of December 9, 2010 by and among OMNOVA Solutions Inc. and Eliokem Inc., as borrowers, the financial institutions party thereto, as Lenders, and J.P. Morgan Chase Bank N.A., as agent for the Lenders.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.