Form 10-Q
period 2011-08-31
OMNOVA SOLUTIONS INC
filed 2011-10-07
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2011

Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road Fairlawn, Ohio 44333-3300

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At August 31, 2011, there were 45,994,989 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Net Sales	$331.1	$227.9	$949.7	$638.2
Cost of products sold	276.2	188.8	773.0	511.6

Gross Profit	54.9	39.1	176.7	126.6

Selling, general and administrative	32.1	24.4	98.9	74.5
Depreciation and amortization	8.7	4.7	25.9	15.7
Restructuring and severance	.2	.2	1.7	.5
Asset impairment	2.4	—	2.4	6.2
Interest expense	9.5	1.9	28.4	5.6
Deferred financing fees write-off	—	—	1.0	—
Acquisition and integration related expense	(.4)	1.9	2.3	2.6
Other expense (income), net	.3	2.4	1.0	(6.6)

	52.8	35.5	161.6	98.5

Income before income taxes	2.1	3.6	15.1	28.1
Income tax expense	1.7	.1	7.5	1.7

Net Income	$.4	$3.5	$7.6	$26.4

Basic and Diluted Income Per Share
Net Income Per Share – Basic and Diluted	$.01	$.08	$.17	$.59

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Financial Position

(Dollars in Millions, Except Share Amounts)

	August 31,	November 30,
	2011	2010
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$95.1	$75.6
Restricted cash	—	253.1
Accounts receivable, net	175.1	106.8
Inventories	106.8	45.8
Prepaid expenses and other	6.0	3.5
Deferred income taxes - current	6.9	6.0

Total Current Assets	389.9	490.8

Property, plant and equipment	698.2	512.7
Accumulated depreciation	(458.8)	(381.2)

Net Property, Plant and Equipment	239.4	131.5
Trademarks and other intangible assets, net	91.5	5.8
Goodwill	84.8	—
Deferred financing fees	14.1	10.5
Deferred income taxes - non-current	66.3	86.2
Other assets	10.9	1.2

Total Assets	$896.9	$726.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$12.5	$4.8
Accounts payable	126.9	88.6
Accrued payroll and personal property taxes	15.8	17.3
Employee benefit obligations	2.4	2.4
Deferred income taxes – current	.3	—
Other current liabilities	19.3	9.8

Total Current Liabilities	177.2	122.9

Senior notes	250.0	250.0
Long-term debt - other	194.7	139.4
Postretirement benefits other than pensions	7.3	7.6
Pension liabilities	77.8	73.3
Deferred income taxes - non-current	27.4	1.7
Other liabilities	16.7	7.7

Total Liabilities	751.1	602.6

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 46.0 million and 45.2 million shares issued as of August 31, 2011 and November 30, 2010, respectively	4.6	4.5
Additional contributed capital	323.7	318.0
Retained deficit	(104.4)	(112.0)
Treasury stock at cost; .4 million shares at August 31, 2011 and .2 million at November 30, 2010	(2.7)	(1.3)
Accumulated other comprehensive loss	(75.4)	(85.8)

Total Shareholders’ Equity	145.8	123.4

Total Liabilities and Shareholders’ Equity	$896.9	$726.0

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Nine Months Ended
	August 31,
	2011	2010
Operating Activities
Net income	$7.6	$26.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25.9	15.7
Gain from dissolution of joint marketing alliance	—	(9.7)
Impairment of long-lived assets	2.4	6.2
Contribution to defined benefit plan	(2.8)	(4.6)
Non-cash stock compensation expense	2.9	2.6
Deferred income taxes	1.4	(.1)
Provision for obsolete inventories	1.9	.6
Provision for doubtful accounts	3.4	(.1)
Other	2.5	1.6
Changes in operating assets and liabilities:
Current assets	(56.8)	(35.0)
Current liabilities	19.5	16.8
Other non-current assets	(1.2)	.1
Other non-current liabilities	(14.4)	1.0

Net Cash (Used In) Provided By Operating Activities	(7.7)	21.5

Investing Activities
Capital expenditures	(16.1)	(8.8)
Proceeds from asset sales	1.0	—
Proceeds from insurance settlements	—	.4
Acquisitions of businesses, net of cash acquired	(271.6)	—
Acquisition of intangible assets	—	(2.5)
Proceeds from dissolution of joint venture marketing alliance	—	9.7
Restricted cash	253.2	—

Net Cash (Used In) Investing Activities	(33.5)	(1.2)

Financing Activities
Proceeds from borrowings	199.0	411.9
Repayment of debt obligations	(143.3)	(413.0)
Short-term debt payments, net	2.0	1.5
Payments for deferred financing fees	(10.4)	—
Payments received from exercise of stock options	2.4	—

Net Cash Provided By Financing Activities	49.7	.4
Effect of exchange rate changes on cash	11.0	(2.5)

Net Increase In Cash And Cash Equivalents	19.5	18.2
Cash and cash equivalents at beginning of period	75.6	41.5

Cash And Cash Equivalents At End Of Period	$95.1	$59.7

Supplemental Cash Flows Information
Cash paid for:
Interest	$19.2	$5.5
Income taxes	$2.7	$2.4

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2011

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

The balance sheet at August 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

Note A – Basis of Presentation (Continued)

Subsequent Events – The Company has evaluated subsequent events from the date on the balance sheet through the date these financial statements are being filed with the SEC. On September 7, 2011, one of the Company’s customers filed for Chapter 11 bankruptcy protection. As a result, the Company recognized in its third quarter of 2011 an allowance against its trade receivables of $2.6 million along with a corresponding expense to selling, general & administrative expense. On September 19, 2011, the Company announced that it would idle it Taicang, China facility indefinitely and transfer production to its Shanghai, China facility in an effort to rebalance production with market demand. No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

New Accounting Pronouncements – In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts.” Under the new guidance, modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance will become effective for the Company on December 1, 2011. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this guidance but does not anticipate any material impact.

In December 2010, the FASB issued ASU 2010-29, ”Business Combinations” which provides guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance will become effective for the Company December 1, 2011. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update requires companies to report comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 will be effective for the Company during its second fiscal quarter of 2012. Early adoption is permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note B – Purchase Transaction

On December 9, 2010, the Company completed the acquisition of all the outstanding shares of Eliokem International SAS (“Eliokem”) from AXA Investment Managers Private Equity Europe and the other holders of equity securities of Eliokem for an aggregate purchase price of $301.7 million in cash. The Company used its cash on hand, the net proceeds from the issuance of its 7.875% Senior Notes due 2018 (“Senior Notes”) and net proceeds from a new $200 million Term Loan to fund the acquisition, including the repayment of Eliokem debt. The balance of the proceeds from the financing was used for repayment of the Company’s existing term loan and related costs.

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

The purchase price was allocated to the fair values of Eliokem’s assets, liabilities and identifiable intangible assets. The excess of purchase price over the estimated fair values of assets acquired and liabilities assumed is allocated to goodwill.

The preliminary estimate of the fair values of assets acquired and liabilities assumed (in millions) is as follows:

Fair Value

Current assets	$117.1
Property, plant and equipment	118.8
Identifiable intangible assets	80.7
Deferred tax assets	4.3
Other assets	9.5
Goodwill	84.8

Total assets acquired	415.2

Current liabilities	(50.3)
Deferred tax liabilities	(47.1)
Other liabilities	(16.1)

Net assets acquired	$301.7

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

Note B – Purchase Transaction (Continued)

The fair value of the identifiable intangible assets and their weighted-average useful lives are as follows (dollars in millions):

	Estimated	Estimated
	Fair Value	Useful Life
Finite lived assets:
Trademarks	$1.2	13 years
Customer relationships	36.2	10 – 14 years
Other intangibles	12.4	4 – 14 years

Total finite lived assets	49.8

Indefinite lived assets:
Trademarks	30.9	N/A

Total identifiable intangible assets	$80.7

Finite lived intangible assets will be amortized over their estimated useful lives. Intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment annually.

The results of operations for Eliokem have been included in the Company’s Performance Chemicals’ results of operations since December 9, 2010. The unaudited Pro forma results for the Company’s net sales, net income and net income per share had the acquisition of Eliokem occurred on December 1, 2009 is as follows:

	Three Months Ended	Nine Months Ended
	August 31,	August 31,
	2010	2010
	(Dollars in millions, except per share amounts)

Net sales	$298.8	$782.8
Net income	$2.7	$9.3
Net income per share, basic	$.06	$.21
Net income per share, diluted	$.06	$.21

Included in the three months ended August 31, 2010 Pro forma net income are Eliokem’s earnings before interest and taxes of $7.8 million, as well as additional interest expense of $7.3 million and additional tax expense of $1.3 million. Included in the nine months ended August 31, 2010 Pro forma net income are Eliokem’s earnings before interest and taxes of $4.3 million, as well as additional interest expense of $10.0 million and additional tax expense of $5.2 million.

Note C – Fair Value Measurements and Risk

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Note C – Fair Value Measurements and Risk (Continued)

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its accounts receivable and the maximum exposure of credit risk would be represented primarily by the carrying amount of those receivables. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. There was no single customer which represented more than 10% of the Company’s net trade receivables at August 31, 2011 or greater than 10% of consolidated net sales during the third quarter of 2011.

During September 2011, one of the Company’s Performance Chemicals customers filed for bankruptcy protection. As a result, the Company recognized a charge of $2.6 million in the third quarter of 2011 which is included in selling, general and administrative expenses. The outstanding balance for this customer at August 31, 2011 was $8.6 million of which the Company believes it will recover $6.0 million as an administrative claim.

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

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in the exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying transactions. The use of these contracts minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $2.6 million as of August 31, 2011. These forward exchange contracts are not designated as hedging instruments.

Derivative Instruments

The Company recognizes the fair value of derivative instruments as either an asset or a liability within its statement of financial position. For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income (Loss) (“AOCI”). Amounts in AOCI are recognized in earnings when the underlying hedged transaction is recognized in earnings. Ineffectiveness, if any, is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative to the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.

Note C – Fair Value Measurements and Risk (Continued)

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

As of August 31, 2011 the fair value of the Company’s foreign currency contracts was less than $0.1 million and was recognized in other current assets. As of November 30, 2010, the fair value of the Company’s foreign currency contracts was $9.1 million, of which $9.2 million was recognized in other current liabilities and $0.1 million was recognized in other current assets. Gains and losses on these contracts are recognized in other expense (income).

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

During the third quarter of 2011, the Company recognized a fair value adjustment of $2.4 million related to the impairment of its Taicang, China facility (see Note D). The fair value was determined using a cost approach which included significant unobservable inputs classified as Level 3 inputs. The cost approach used estimated prices that the Company would receive for the underlying assets based on the cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

Note D – Asset Impairment

During the third quarter of 2011, the Company determined that indicators of impairment existed at its Taicang, China facility as it revised its forecast for this facility due to weak demand in the China and export furniture and automotive upholstery markets which has created excess capacity in the region. During September 2011, the Company idled this facility indefinitely and transferred its production to its Shanghai, China facility in an effort to rebalance its production with market demand. Accordingly, the Company’s Decorative Products segment recognized an impairment charge of $2.4 million to write-down long-lived assets, primarily machinery and equipment, at this facility to fair value. The key input in this assessment was the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence. The Company expects to incur approximately $0.5 million of restructuring and severance costs during the fourth quarter, primarily related to employee severance and moving costs.

Note E – Inventories

Inventories are stated at the lower of cost or market value. All U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $56.3 million or 36.6% and $49.4 million or 59.4% of inventories at August 31, 2011 and November 30, 2010, respectively. The remaining portion of inventories (primarily outside of the U.S.) are stated using the first-in, first-out (“FIFO”) method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations.

	August 31,	November 30,
	2011	2010

Raw materials and supplies	$50.4	$32.4
Work-in-process	7.7	5.2
Finished products	95.5	45.5

Acquired cost of inventories	153.6	83.1
Excess of acquired cost over LIFO cost	(37.4)	(30.1)
Obsolescence reserves	(9.4)	(7.2)

Inventories	$106.8	$45.8

Due to anticipated increases in quantities, primarily related to the acquisition of Eliokem U.S. inventory and increases in prices, the Company expects to recognize an increase in its LIFO reserve of $9.6 million for 2011 and, accordingly, recognized a charge of $3.9 million and $7.2 million in the third quarter and first nine months, respectively, of 2011. The Company recognized an increase in its LIFO reserve and a charge of $0.9 million and $2.9 million in the third quarter and first nine months of 2010, respectively.

Note F – Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	August 31,	November 30,
	2011	2010

$200 million Term Loan B – current portion (interest at 5.75%)	$2.0	$—
$150 million Term Loan B – current portion (interest at 2.8%)	—	1.5
Foreign subsidiaries borrowings (interest at 2.25% - 14.25%)	10.5	3.3

Total	$12.5	$4.8

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $6.3 million and zero at August 31, 2011 and November 30, 2010, respectively. Foreign borrowings that were secured by equipment and land use rights of the foreign borrower were $4.2 million as of August 31, 2011 and $3.3 million as of November 30, 2010. As of August 31, 2011, total borrowing capacity for these foreign working capital credit lines was $14.3 million, of which $10.5 million has been utilized. Also, as of August 31, 2011, there were $10.1 million letters of credit issued under the foreign letters of credit facilities.

Note F – Debt and Credit Lines (Continued)

The Company’s long-term debt consists of the following:

	August 31,	November 30,
	2011	2010

$200 million Term Loan B (interest at 5.75%)	$198.5	$—
$150 million Term Loan B (interest at 2.8%)	—	140.9
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.47%)	—	—

	448.5	390.9
Less: current portion	(2.0)	(1.5)
Unamortized original issue discount	(1.8)	—

Total long-term debt	$444.7	$389.4

In connection with the acquisition of Eliokem International SAS (“Eliokem”), as described in Note B, on November 3, 2010, the Company issued $250 million of Senior Notes with a 7.875% interest rate, payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. As of November 30, 2010, the proceeds of the Senior Notes were held in escrow subject to completion of the Eliokem acquisition and, accordingly, were recognized as restricted cash. The Company may redeem a portion of the outstanding Senior Notes any time after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.

Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by the property, plant and equipment and intangible assets of the combined companies. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The applicable margin for the Eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one month Eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75%. Annual principal payments consist of $2.0 million, due in quarterly installments, and annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of 1.1 at August 31, 2011.

Note F – Debt and Credit Lines (Continued)

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt.

In December 2010, the Company amended and restated its Senior Secured Revolving Credit Facility (“Facility”), increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on August 31, 2011 were $2.3 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the third quarter of 2011 and averaged $96.3 million during this period.

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

At August 31, 2011, the Company had $101.7 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At August 31, 2011, domestic letters of credit outstanding under the Facility were $2.3 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $97.7 million.

The weighted-average interest rate on the Company’s debt was 6.96% during the third quarter of 2011 and 4.6% during the third quarter of 2010.

Net proceeds from the Senior Notes and the New Term Loan were used for the acquisition of Eliokem, including the repayment of Eliokem’s debt, the repayment of amounts outstanding under the Company’s $150 million Term Loan B, related fees and expenses and for general working capital purposes. The acquisition was completed on December 9, 2010. The Facility was not used to fund the acquisition.

Note F – Debt and Credit Lines (Continued)

The Company incurred approximately $15.7 million of deferred financing costs in connection with the issuance of the Senior Notes, the new $200 million Term Loan and the Facility. These new deferred financing costs are being amortized over the respective terms of the underlying debt. Total amortization expense of deferred financing costs for the third quarter and first nine months of 2011 was $0.7 million and $2.1 million, respectively. Amortization of deferred financing costs for the third quarter and first nine months of 2010 were $0.1 million and $0.4 million, respectively. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B and were written-off in the first quarter of 2011.

The fair value of the Company’s debt at August 31, 2011 approximated $367.8 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

Note G – Income Per Share

The following table sets forth the computation of earnings per common share and fully diluted earnings per common share as calculated under the two-class method:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Basic Earnings Per Share:
Net income	$.4	$3.5	$7.6	$26.4
Less: Net income allocated to participating securities	—	.1	.2	.8

Net income allocated to common stockholders	$.4	$3.4	$7.4	$25.6

Total weighted-average shares outstanding – basic	45.3	44.8	44.9	44.7
Less: Weighted-average participating shares outstanding	.9	1.4	.9	1.4

Weighted-average common shares outstanding – basic	44.4	43.4	44.0	43.3

Net income per common share – basic	$.01	$.08	$.17	$.59

Diluted Earnings Per Share:
Net income	$.4	$3.5	$7.6	$26.4
Less: Net income allocated to participating securities	—	.1	.2	.8

Net income allocated to common stockholders	$.4	$3.4	$7.4	$25.6

Weighted-average common shares outstanding – basic	44.4	43.4	44.0	43.3
Plus: Dilutive effect of stock options and restricted stock	.2	.5	.3	.4

Weighted-average common shares outstanding – assuming dilution	44.6	43.9	44.3	43.7

Net income per common share – assuming dilution	$.01	$.08	$.17	$.59

Options to purchase common stock and restricted shares of the Company totaling 0.6 million shares during the third quarter and 0.7 million shares during the first nine months of 2011, and 0.6 million and 0.8 million shares during the third quarter and the first nine months of 2010, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note H – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the grant date. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of August 31, 2011, approximately 0.6 million shares of Company common stock remained available for grants under the Plan.

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

During the first nine months of 2011, no stock options were issued, 93,391 stock options expired or were forfeited and 375,650 stock options were exercised.

Restricted stock grants consist of the Company’s common stock. The Company’s Board of Directors has set a three year vesting period for most of the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the grant date. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first nine months of 2011, 263,675 restricted shares were issued and 485,650 restricted shares vested.

Compensation expense for all share-based payments, included in general and administrative expense, was $2.9 million and $2.6 million during the first nine months of 2011 and 2010, respectively.

As of August 31, 2011, there was $3.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note I – Comprehensive Income

The components of comprehensive income (net of Income tax) were as follows:

	Three Months Ended		Nine Months Ended
	August 31,		August 31
	2011	2010	2011	2010
Net income	$.4	$3.5	$7.6	$26.4
Amortization of unrecognized loss on terminated interest rate swap	.5	—	1.5	.7
Foreign currency translation gain (loss)	2.5	3.3	10.4	(1.1)
Defined benefit pension plans:
Amortization of net prior service (credit) cost	(.1)	.1	(.5)	.3
Amortization of net gain	.1	.5	.7	1.4

Comprehensive income	$3.4	$7.4	$19.7	$27.7

In November 2010, the Company terminated and settled an interest rate swap related to its previous $150 million Term Loan B at a cost of $4.3 million. As required under applicable accounting guidance, this amount was recognized in Accumulated Other Comprehensive Income (Loss) and is being amortized into interest expense through May 2012, the original term of the interest rate swap agreement. The unamortized balance at August 31, 2011 was $2.0 million.

Note J – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s U.S. retirement programs:

	Pension		Health Care
	Plans		Plans
Three months ended August 31, 2011 and 2010	2011	2010	2011	2010
Service costs	$.4	$.4	$—	$—
Interest costs	3.4	3.4	.1	.2
Expected return on plan assets	(3.7)	(3.9)	—	—
Amortization of net actuarial loss (gain)	.6	1.0	(.5)	(.6)
Amortization of prior service costs	—	.1	(.1)	(.1)

Net periodic cost (benefit)	$.7	$1.0	$(.5)	$(.5)

Nine months ended August 31, 2011 and 2010
Service costs	$1.1	$1.2	$—	$—
Interest costs	10.3	10.1	.3	.5
Expected return on plan assets	(11.2)	(11.8)	—	—
Amortization of net actuarial loss (gain)	1.8	3.0	(1.4)	(1.7)
Amortization of prior service costs	—	.5	(.2)	(.2)

Net periodic cost (benefit)	$2.0	$3.0	$(1.3)	$(1.4)

For its non-U.S. defined benefit plans, the Company recognized expense of $.7 million and $1.3 million for the third quarter and first nine months of 2011, respectively.

Note J – Employee Benefit Plans (Continued)

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made with Company stock. Non-cash expense based on Company stock for this plan was $0.4 million and $1.6 million for the three and nine months ended August 31, 2011, respectively, and $0.4 million and $1.4 million for the three and nine months ended August 31, 2010, respectively.

The Company also contributes to defined contribution plans for certain of its non-U.S. employees. The cost of these plans was approximately $0.2 million and $0.5 million for the three and nine months ended August 31, 2011, respectively, and $0.1 million and $0.4 million for the three and nine months ended August 31, 2010, respectively.

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

Note L – Business Segment Information (Continued)

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for specialty coatings (such as masonry, stain blocking and fire resistant) nonwovens (such as hygiene products, engine filters, roofing mat, scrub pads, towels and wipes), floor-care, tape, adhesives, tire cord, textiles, construction, oil/gas drilling services and rubber and thermoplastic additives. The Eliokem business acquired on December 9, 2010, is managed by the Performance Chemicals segment management, including the evaluation of operating results and resource allocation. Eliokem product revenue is reported within the Specialty Chemicals product line due to similar processes, raw material inputs and product applications and characteristics.

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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$108.8	$90.7	$290.5	$248.1
Specialty Chemicals	143.4	54.6	420.0	148.6

Total Performance Chemicals	$252.2	$145.3	$710.5	$396.7

Decorative Products
Commercial Wallcovering and Coated Fabrics	$53.7	$56.2	$162.4	$166.4
Decorative Laminates and Performance Films	25.2	26.4	76.8	75.1

Total Decorative Products	$78.9	$82.6	$239.2	$241.5

Consolidated Net Sales	$331.1	$227.9	$949.7	$638.2

Segment Operating Profit (Loss)
Performance Chemicals	$17.2	$15.2	$62.5	$55.7
Decorative Products	(4.0)	(4.9)	(6.3)	(9.5)

Total Segment Operating Profit	13.2	10.3	56.2	46.2
Interest expense	(9.5)	(1.9)	(28.4)	(5.6)
Corporate expense	(2.0)	(2.9)	(9.4)	(9.9)
Write-off of deferred financing fees	—	—	(1.0)	—
Acquisition and integration related expense	.4	(1.9)	(2.3)	(2.6)

Consolidated Income Before Income Taxes	$2.1	$3.6	$15.1	$28.1

	August 31,	November 30,
	2011	2010
Total Assets
Performance Chemicals	$581.9	$138.1
Decorative Products	175.3	175.7
Corporate	139.7	412.2

	$896.9	$726.0

Note M – Income Taxes

The Company recorded income tax expense of $1.7 million and $0.1 million for the three months ended August 31, 2011 and 2010, respectively, and income tax expense of $7.5 million and $1.7 million for the nine months ended August 31, 2011 and 2010, respectively.

The Company’s nine months ended August 31, 2011 effective tax rate of 49.8% is higher than its domestic federal statutory rate primarily due to projected losses by certain foreign entities in which a tax benefit is not available due to tax valuation allowances and $0.6 million of tax expense related to discrete tax expense items recorded during the first nine months of 2011. During the third quarter of 2010 the Company recognized income tax expense at its then current estimated annual effective tax rate; however, the corresponding reduction of the Company’s valuation allowance reduced the tax expense. Due to the improvement in the Company’s earnings and outlook, the U.S. deferred tax valuation allowance was reversed in the fourth quarter of 2010.

Note M – Income Taxes (Continued)

At August 31, 2011 and November 30, 2010, the total unrecognized tax benefits excluding interest and penalties were $13.3 million and $3.8 million, respectively. The total amount of penalties and interest recognized in the statement of financial position were $0.5 million and $0.3 million as of August 31, 2011 and November 30, 2010, respectively. The $9.5 million net increase in unrecognized tax benefits from November 30, 2010 to August 31, 2011 primarily relates to items identified during the acquisition accounting measurement period for prior Eliokem tax positions offset by a $0.4 million reduction for items previously reserved for which the statute of limitations has now expired. The Company also recorded as part of acquisition accounting an asset of $9.0 million specifically related to Eliokem’s unrecognized tax benefits. Of the total $13.3 million of unrecognized tax benefits as of August 31, 2011, $1.0 million if recognized, would impact the Company’s effective tax rate.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. The Company did not recognize any interest or penalty expense for these items during the third quarters of 2011 or 2010.

During the next twelve months, due to the expiration of open statutes of limitations, the Company’s unrecognized tax benefits, excluding interest and penalties, would decrease by $2.1 million. Of the $2.1 million unrecognized tax benefit that is reasonably expected to decrease during the next twelve months, $2.0 million would have an asset decrease specifically related to these unrecognized tax benefits. It is also possible that additional unrecognized tax benefits could arise during the next twelve months that would change such estimate.

As of August 31, 2011, the Company had approximately $126.0 million of domestic federal net operating loss carryforwards (NOLCs), $109.2 million of state and local NOLCs, no foreign tax credit carryforwards and $0.3 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the tax years 2021 through 2031 while the foreign tax credit carryforwards expire between tax years 2011 and 2017.

With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2006.

Note N – Restructuring and Severance

During the third quarter of 2011, the Company recognized restructuring and severance costs of $0.2 million for Decorative Products primarily relating to legal restructuring and workforce reduction actions. During the second quarter of 2011, the Company recognized restructuring and severance costs of $0.3 million, $0.3 million and $0.1 million for Performance Chemicals, Decorative Products and Corporate, respectively, primarily relating to workforce reduction actions. All payments for these actions are expected to be completed by the fourth quarter of 2011. During the first quarter of 2011, the Company recognized restructuring and severance costs of $0.7 million and $0.1 million for Performance Chemicals and Decorative Products, respectively, relating to workforce reduction actions.

Note O – Other Expense (Income)

The following table sets forth the major components of other expense (income):

	Three Months Ended		Nine Months Ended
	August 31,		August 31
	2011	2010	2011	2010
Goods and service tax settlement from customer	$—	$—	$(.8)	$—
Loss on foreign currency transactions	.4	.4	2.8	1.2
Gain on RohmNova dissolution	—	—	—	(9.7)
Strike-related expenses	—	1.3	—	1.5
Foreign import duty claim	—	.8	—	.8
Licensing and royalty revenue	(.2)	—	(.8)	(.1)
Other	.1	(.1)	(.2)	(.3)

	$.3	$2.4	$1.0	$(6.6)

Included in the loss on foreign currency transactions for the nine months ended August 31, 2011 is $2.8 million of losses on foreign currency derivative transactions related to certain foreign operations.

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

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness

The $250 million Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future wholly-owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). Current guarantor subsidiaries include Decorative Products Thailand Inc. (“Ohio”) and OMNOVA Wallcovering (U.S.A.) Inc. Presented below are the condensed financial statements of OMNOVA Solutions (“Parent”) as borrower, its combined Guarantor subsidiaries and its combined Non-Guarantor subsidiaries. The income (loss) of the Company’s subsidiary guarantors and non-guarantors in these Condensed Consolidating Statements of Operations are presented under the equity method for purposes of this disclosure only.

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations for the Three Months Ended August 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$218.3	$—	$119.7	$(6.9)	$331.1
Cost of products sold	185.4	—	97.5	(6.7)	276.2

Gross profit	32.9	—	22.2	(.2)	54.9

Selling, general and administrative	18.9	.3	12.9	—	32.1
Depreciation and amortization	4.3	—	4.4	—	8.7
Restructuring and severance	.2	—	—	—	.2
Asset impairment	—	—	2.4	—	2.4
Interest expense	8.4	(.5)	1.7	(.1)	9.5
Acquisition and integration costs	(.4)	—	—	—	(.4)
Loss (income) from subsidiaries	(.1)	.6	—	(.5)	—
Other (income) expense, net	—	(.5)	.8	—	.3

	31.3	(.1)	22.2	(.6)	52.8

Income (loss) from continuing operations before income taxes	1.6	.1	—	.4	2.1
Income tax expense	1.2	—	.6	(.1)	1.7

Net Income (Loss)	$.4	$.1	$(.6)	$.5	$.4

Condensed Consolidating Statements of Operations for the Nine Months Ended August 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$608.7	$—	$356.1	$(15.1)	$949.7
Cost of products sold	506.4	—	281.5	(14.9)	773.0

Gross profit	102.3	—	74.6	(.2)	176.7

Selling, general and administrative	57.7	.8	40.4	—	98.9
Depreciation and amortization	12.8	—	13.1	—	25.9
Restructuring and severance	1.0	—	.7	—	1.7
Asset impairment	—	—	2.4	—	2.4
Interest expense	23.5	(1.0)	5.3	.6	28.4
Deferred financing fees write-off	1.0	—	—	—	1.0
Acquisition and integration costs	2.3	—	—	—	2.3
Loss (income) from subsidiary	(5.8)	(4.1)	—	9.9	—
Other (income) expense, net	(1.4)	(1.5)	3.9	—	1.0

	91.1	(5.8)	65.8	10.5	161.6

Income (loss) from continuing operations before income taxes	11.2	5.8	8.8	(10.7)	15.1
Income tax expense	3.6	—	4.7	(.8)	7.5

Net Income (Loss)	$7.6	$5.8	$4.1	$(9.9)	$7.6

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations for the Three Months Ended August 31, 2010

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$184.9	$—	$49.7	$(6.7)	$227.9
Cost of products sold	154.5	—	41.2	(6.9)	188.8

Gross Profit	30.4	—	8.5	.2	39.1

Selling, general and administrative	17.8	.2	6.4	—	24.4
Depreciation and amortization	3.6	—	1.1	—	4.7
Restructuring and severance	.2	—	—	—	.2
Interest expense	1.8	—	.1	—	1.9
Acquisition and integration related expense	1.9	—	—	—	1.9
Loss (income) from subsidiaries	(.2)	—	—	.2	—
Other (income) expense, net	2.0	(.4)	.8	—	2.4

	27.1	(.2)	8.4	.2	35.5

Income (loss) from continuing operations before income taxes	3.3	.2	.1	—	3.6
Income tax expense	—	—	.1	—	.1

Net Income (loss)	$3.3	$.2	$—	$—	$3.5

Condensed Consolidating Statements of Operations for the Nine Months Ended August 31, 2010

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$506.8	$—	$145.8	$(14.4)	$638.2
Cost of products sold	409.6	—	116.4	(14.4)	511.6

Gross Profit	97.2	—	29.4	—	126.6

Selling, general and administrative	53.8	.7	20.0	—	74.5
Depreciation and amortization	12.3	—	3.4	—	15.7
Restructuring and severance	.5	—	—	—	.5
Asset impairment	6.2	—	—	—	6.2
Interest expense	5.4	—	.2	—	5.6
Acquisition and integration related expense	2.6	—	—	—	2.6
Loss (income) from subsidiaries	(3.2)	(2.6)	—	5.8	—
Other (income) expense, net	(7.6)	(1.3)	2.3	—	(6.6)

	70.0	(3.2)	25.9	5.8	98.5

Income (loss) from continuing operations before income taxes	27.2	3.2	3.5	$(5.8)	$28.1
Income tax expense	.8	—	.9	—	1.7

Net Income (loss)	$26.4	$3.2	$2.6	$(5.8)	$26.4

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position August 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$51.1	$—	$43.8	$.2	$95.1
Accounts receivable, net	90.4	—	84.7	—	175.1
Inventories	50.3	—	56.8	(.3)	106.8
Deferred income taxes - current	6.2	—	.8	(.1)	6.9
Prepaid expenses and other	3.1	—	2.9	—	6.0

Total Current Assets	201.1	—	189.0	(.2)	389.9

Property, plant and equipment, net	106.7	—	132.7	—	239.4

Trademarks and other intangible assets, net	45.2	—	46.4	(.1)	91.5
Goodwill	84.8	—	—	—	84.8
Deferred income taxes - non-current	65.7	—	4.1	(3.5)	66.3
Investments in subsidiaries	107.2	178.9	.8	(286.9)	—
Other assets	158.5	—	7.8	(141.3)	25.0

Total Assets	$769.2	$178.9	$380.8	$(432.0)	$896.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$10.5	$—	$12.5
Accounts payable	63.3	—	63.4	.2	126.9
Accrued payroll and personal property taxes	10.7	—	5.0	.1	15.8
Employee benefit obligations	2.4	—	—	—	2.4
Deferred income taxes – current	—	—	.3	—	.3
Other current liabilities	9.5	.6	7.4	1.8	19.3

Total Current Liabilities	87.9	.6	86.6	2.1	177.2

Long-term debt	444.7	—	—	—	444.7
Postretirement benefits other than pensions	7.3	—	—	—	7.3
Pension liabilities	70.0	—	7.8	—	77.8
Deferred income taxes - non-current	—	—	30.9	(3.5)	27.4
Other liabilities	13.5	67.1	196.4	(260.3)	16.7

Total Liabilities	623.4	67.7	321.7	(261.7)	751.1

Shareholders’ Equity
Common stock	4.6	—	57.1	(57.1)	4.6
Additional contributed capital	323.7	140.6	8.9	(149.5)	323.7
Retained earnings (deficit)	(104.4)	(33.0)	(12.9)	45.9	(104.4)
Treasury stock	(2.7)	—	—	—	(2.7)
Accumulated other comprehensive loss	(75.4)	3.6	6.0	(9.6)	(75.4)

Total Shareholders’ Equity	145.8	111.2	59.1	(170.3)	145.8

Total Liabilities and Shareholders’ Equity	$769.2	$178.9	$380.8	$(432.0)	$896.9

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2010

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$49.6	$—	$26.0	$—	$75.6
Restricted cash	253.1	—	—	—	253.1
Accounts receivable, net	66.0	—	40.9	(.1)	106.8
Inventories	26.4	—	19.9	(.5)	45.8
Deferred income taxes - current	6.0	—	—	—	6.0
Prepaid expenses and other	1.3	—	2.2	—	3.5

Total Current Assets	402.4	—	89.0	(.6)	490.8

Property, plant and equipment, net	94.7	—	36.8	—	131.5

Trademarks and other intangible assets, net	3.3	—	2.5	—	5.8
Deferred income taxes - non-current	85.9	—	.6	(.3)	86.2
Investments in subsidiaries	(46.7)	64.9	1.2	(19.4)	—
Other assets	148.1	—	—	(136.4)	11.7

Total Assets	$687.7	$64.9	$130.1	$(156.7)	$726.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$1.5	$—	$3.3	$—	$4.8
Accounts payable	59.1	—	29.6	(.1)	88.6
Accrued payroll and personal property taxes	14.7	—	2.6	—	17.3
Employee benefit obligations	2.4	—	—	—	2.4
Other current liabilities	9.6	.6	.2	(.6)	9.8

Total Current Liabilities	87.3	.6	35.7	(.7)	122.9

Long-term debt	389.4	—	—	—	389.4
Postretirement benefits other than pensions	7.6	—	—	—	7.6
Pension liabilities	72.8	—	.5	—	73.3
Deferred income taxes - non-current	—	—	2.0	(.3)	1.7
Other liabilities	7.2	97.1	39.1	(135.7)	7.7

Total Liabilities	564.3	97.7	77.3	(136.7)	602.6

Shareholders’ Equity
Common stock	4.5	—	—	—	4.5
Additional contributed capital	318.0	—	75.9	(75.9)	318.0
Retained earnings (deficit)	(112.0)	(34.7)	(23.9)	58.6	(112.0)
Treasury stock	(1.3)	—	—	—	(1.3)
Accumulated other comprehensive loss	(85.8)	1.9	.8	(2.7)	(85.8)

Total Shareholders’ Equity	123.4	(32.8)	52.8	(20.0)	123.4

Total Liabilities and Shareholders’ Equity	$687.7	$64.9	$130.1	$(156.7)	$726.0

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Nine Months Ended August 31, 2011

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$7.6	$5.8	$4.1	$(9.9)	$7.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.8	$—	13.1	$—	25.9
Non-cash stock compensation expense	2.9	—		—	2.9
Deferred income taxes	.2	—	1.2	—	1.4
Provision for obsolete inventories	1.1	—	.8	—	1.9
Provision for doubtful accounts	2.8	—	.6	—	3.4
Asset impairment	—	—	2.4	—	2.4
Contribution to defined benefit plans	(2.8)	—	—	—	(2.8)
Other	2.3	—	.2	—	2.5
Changes in operating assets and liabilities:
Current assets	(38.6)	$—	(9.4)	(8.8)	(56.8)
Current liabilities	.4	(4.0)	3.8	19.3	19.5
Other non-current assets	(223.3)	.1	(87.1)	309.1	(1.2)
Other non-current liabilities	(32.2)	—	153.8	(136.0)	(14.4)

Net Cash Provided By (Used In) Operating Activities	(266.8)	1.9	83.5	173.7	(7.7)

Investing Activities
Capital expenditures	(9.4)	—	(6.7)	—	(16.1)
Proceeds from asset sales	—	—	1.0	—	1.0
Acquisitions of businesses, less cash acquired	(21.5)	(144.2)	(105.9)	—	(271.6)
Restricted cash	253.2	—	—	—	253.2

Net Cash Provided By (Used In) Investing Activities	222.3	(144.2)	(111.6)	—	(33.5)

Financing Activities
Proceeds from borrowings	199.0	—	—	—	199.0
Repayment of debt obligations	(143.3)	—	—	—	(143.3)
Short-term debt (payments), net	—	—	2.0	—	2.0
Payments for deferred financing fees	(10.4)	—	—	—	(10.4)
Other	2.4	140.6	30.9	(171.5)	2.4

Net Cash Provided by (Used In) Financing Activities	47.7	140.6	32.9	(171.5)	49.7
Effect of exchange rate changes on cash	(1.7)	1.7	13.0	(2.0)	11.0

Net Increase (Decrease) In Cash And Cash Equivalents	1.5	—	17.8	.2	19.5

Cash and cash equivalents at beginning of period	49.6	—	26.0	—	75.6

Cash And Cash Equivalents At End Of Period	$51.1	$—	$43.8	$.2	$95.1

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended August 31, 2010

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$26.4	$3.2	$2.6	$(5.8)	$26.4

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.3	—	3.4	—	15.7
Gain from dissolution of joint marketing alliance	(9.7)	—	—	—	(9.7)
Impairment of fixed assets	6.2	—	—	—	6.2
Contribution to defined benefit plan	(4.6)	—	—	—	(4.6)
Non-cash stock compensation expense	2.6	—	—	—	2.6
Deferred income taxes	—	—	(.1)	—	(.1)
Provision for obsolete inventories	.2	—	.3	.1	.6
Provision for doubtful accounts	.1	—	(.1)	(.1)	(.1)
Foreign currency transactions	—	—	1.2	—	1.2
Other	.3	—	—	.1	.4
Changes in operating assets and liabilities:
Current assets	(33.8)	—	(1.2)	—	(35.0)
Current liabilities	15.6	(2.4)	(1.6)	5.2	16.8
Other non-current assets	(.1)	—	.2	—	.1
Other non-current liabilities	(2.1)	(.7)	4.6	(.8)	1.0

Net Cash Provided By (Used In) Operating Activities	13.4	.1	9.3	(1.3)	21.5

Investing Activities
Capital expenditures	(7.5)	—	(1.3)	—	(8.8)
Proceeds from insurance settlements	.4	—	—	—	.4
Acquisitions of businesses, net of cash acquired	(2.5)	—	—	—	(2.5)
Proceeds from dissolution of joint marketing alliance	9.7	—	—	—	9.7

Net Cash Provided By (Used In) Investing Activities	.1	—	(1.3)	—	(1.2)

Financing Activities
Proceeds from borrowings	411.9	—	—	—	411.9
Repayment of debt obligations	(413.0)	—	—	—	(413.0)
Short-term debt (payments), net	—	—	1.5	—	1.5

Net Cash (Used In) Provided By Financing Activities	(1.1)	—	1.5	—	.4
Effect of exchange rate changes on cash	(.1)	(.1)	(3.6)	1.3	(2.5)

Net Increase In Cash And Cash Equivalents	12.3	—	5.9	—	18.2
Cash and cash equivalents at beginning of period	11.7	—	29.8	—	41.5

Cash And Cash Equivalents At End Of Period	$24.0	$—	$35.7	$—	$59.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Note L to the Company’s Consolidated Interim Financial Statements, the Company operates two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal and fluorochemical chemistries. Performance Chemicals’ custom-formulated products are tailored for use in paper, carpet, specialty coatings, nonwovens, construction, oil/gas drilling services, adhesives, tape, tire cord, floor-care, automotive and industrial rubber components, textiles, graphic arts, bio-based polymers and various other specialty applications. The Decorative Products segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including commercial wallcoverings, coated fabrics, performance fabrics, printed and solid color surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; kitchen and bath cabinets; transportation including automotive, bus and other mass transit, marine and motorcycle; recreational vehicles and manufactured housing; flooring; commercial and residential furniture; retail display fixtures; home furnishings and consumer electronics; and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1, Business, of the Company’s 2010 Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 40% of its sales in the second quarter of 2011 and approximately 65% of its sales for 2009 and 2010. The decrease in the percentage of the sales price index contracts in 2011 is due to the addition of Eliokem sales. Customers with sales price index contracts are primarily in the paper and carpet chemicals product line. The index is generally comprised of several components: a negotiated fixed amount per pound; the market price of key raw materials (i.e., styrene and butadiene); and the price per barrel of oil. The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

The remainder of Performance Chemicals’ sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-add and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period.

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2008 through 2010 and estimated purchases for 2011 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound

2011 (estimated)*	220	$0.65 - $0.77
2010	180	$0.54 - $0.68
2009	170	$0.38 - $0.61
2008	200	$0.47 - $0.87

*	The increase over 2010 is partially due to estimated requirements for the acquired Eliokem business.

Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. New capacity is expected to become operational in Asia over the next two years. OMNOVA’s butadiene purchases for 2008 through 2010 and estimated purchases for 2011 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound

2011 (estimated)*	180	$0.86 - $1.77
2010	135	$0.63 - $0.94
2009	125	$0.25 - $0.68
2008	140	$0.57 - $1.22

*	The increase over 2010 is partially due to estimated requirements for the acquired Eliokem business.

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

Acquisition of Eliokem Business

On December 9, 2010, the Company completed the acquisition of all the outstanding shares of Eliokem International SAS (“Eliokem”) from AXA Investment Managers Private Equity Europe and the other holders of equity securities of Eliokem for an aggregate purchase price of $301.7 million in cash. The Company used its cash on hand, the net proceeds from the issuance of its 7.875% Senior Notes due 2018 (“Senior Notes”) and net proceeds from a new $200 million Term Loan to fund the acquisition, including the repayment of Eliokem debt. The balance of the proceeds was used for repayment of the Company’s existing term loan and related costs.

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

The purchase price was allocated to the fair values of Eliokem’s assets, liabilities and identifiable intangible assets. The excess of purchase price over the estimated fair values of assets acquired and liabilities assumed is allocated to goodwill.

The preliminary estimate of the fair values of assets acquired and liabilities assumed (in millions) is as follows:

Fair Value

Current assets	$117.1
Property, plant and equipment	118.8
Identifiable intangible assets	80.7
Deferred tax assets	4.3
Other assets	9.5
Goodwill	84.8

Total assets acquired	415.2

Current liabilities	(50.3)
Deferred tax liabilities	(47.1)
Other liabilities	(16.1)

Net assets acquired	$301.7

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

The fair value of the identifiable intangible assets and their weighted-average useful lives are as follows (dollars in millions):

	Estimated Fair Value	Estimated Useful Life
Finite lived assets:
Trademarks	$1.2	13 years
Customer relationships	36.2	10 –14 years
Other intangibles	12.4	4 – 14 years

Total finite lived assets	49.8

Indefinite lived assets:
Trademarks	30.9	N/A

Total identifiable intangible assets	$80.7

Finite lived intangible assets will be amortized over their estimated useful lives. Intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment annually.

The results of operations for Eliokem have been included in the Company’s Performance Chemicals’ results of operations since December 9, 2010. The unaudited Pro forma results for the Company’s net sales, net income and net income per share had the acquisition of Eliokem occurred on December 1, 2009 is as follows:

	Three Months Ended August 31, 2010	Nine Months Ended August 31, 2010
	(Dollars in millions, except per share amounts)

Net sales	$298.8	$782.8
Net Income	$2.7	$9.3
Net income per share, basic	$.06	$.21
Net income per share, diluted	$.06	$.21

Included in the three months ended August 31, 2010 Pro forma net income are Eliokem’s earnings before interest and taxes of $7.8 million, as well as additional interest expense of $7.3 million and additional tax expense of $1.3 million. Included in the nine months ended August 31, 2010 Pro forma net income are Eliokem’s earnings before interest and taxes of $4.3 million, as well as additional interest expense of $10.0 million and additional tax expense of $5.2 million.

Results of Operations for the Three and Nine Months Ended August 31, 2011 Compared to the Three and Six Months Ended August 31, 2010

Net sales in the third quarter of 2011 were $331.1 million compared to $227.9 million in the third quarter of 2010. The sales improvement was driven by $86.1 million of net sales from Eliokem while legacy net sales increased $17.1 million. Excluding the Eliokem net sales, legacy Performance Chemicals business segment revenue increased by 14.3% while the Decorative Products business segment revenue decreased 4.5%. Contributing to the legacy net sales increase in 2011 were price increases of $37.0 million and favorable foreign exchange translation of $3.0 million, partially offset by lower volume of $22.9 million.

Net sales in the first nine months of 2011 were $949.7 million compared to $638.2 million in the first nine months of 2010. Eliokem’s net sales were $255.6 million while legacy net sales increased $55.9 million. The Company’s legacy Performance Chemicals business segment revenue increased by 14.7% while Decorative Products business segment revenue decreased 1.0%. Contributing to the legacy net sales increase in 2011 were price increases of $76.1 million and favorable foreign exchange translation of $6.8 million, partially offset by lower volume of $27.0 million.

Gross profit in the third quarter of 2011 was $54.9 million with a gross profit margin of 16.6% compared to gross profit of $39.1 million and a gross profit margin of 17.2% in the third quarter of 2010. The increase in gross profit was primarily due to impact of the Eliokem acquisition. The decline in gross profit margin was primarily due to raw material inflation, the effect of Performance Chemicals index pricing in which higher raw material costs are passed to customers, subject to a contractual time lag, with no gross margin benefit, new plant start-up costs and changes in product mix.

Gross profit in the first nine months of 2011 was $176.7 million with a gross profit margin of 18.6% compared to gross profit of $126.6 million and a gross profit margin of 19.8% in the first nine months of 2010. The increase in gross profit was primarily due to impact of the Eliokem acquisition. The decline in gross profit margin was primarily due to a one time inventory valuation adjustment of $2.7 million related to the acquisition, raw material cost increases, the effect of Performance Chemicals index pricing in which higher raw material costs are passed to customers, subject to a contractual time lag, with no gross margin benefit, new plant start-up costs and changes in product mix.

Selling, general and administrative expense in the third quarter of 2011 increased $7.7 million, to $32.1 million, or 9.7% of sales, compared to $24.4 million, or 10.7% of net sales in the third quarter of 2010. Included in Selling, general and administrative expense in the third quarter of 2011 is a charge of $2.6 million relating to an allowance on trade receivables of a customer who filed for bankruptcy protection in September 2011. The outstanding balance for this customer at August 31, 2011 was $8.6 million of which the Company believes it will recover $6.0 million as an administrative claim. Selling, general and administrative expense in the first nine months of 2011 was $98.9 million, or 10.4% of sales, compared to $74.5 million, or 11.7% of net sales in the first nine months of 2010. Excluding the charge for the trade receivable allowance, the increase for both the third quarter and first nine months of 2011 was primarily due to the addition of Eliokem, while the decline as a percentage of sales was due to higher sales and the Company’s focused ongoing efforts to control costs and leverage selling, general and administrative costs across its global operations.

Interest expense was $9.5 million in the third quarter of 2011 and $28.4 million in the first nine months of 2011, compared to $1.9 million and $5.6 million for the comparable periods a year ago, respectively, due to higher borrowing levels and an increase in interest rates resulting from the Company’s refinancing activities in 2010 to facilitate the Eliokem acquisition (see “Debt” for further discussion of borrowing activities). The effective interest rate on the Company’s debt was 6.96% during the first nine months of 2011, compared to 4.6% in first nine months of 2010. Total debt at August 31, 2011, including the original issue discount, was $457.2 million, compared to $394.2 million on November 30, 2010.

Other expense (income), net was expense of $0.3 million and $1.0 million in the third quarter and first nine months of 2011, respectively, compared to expense of $2.4 million in the third quarter of 2010 and income of $6.6 million in the first nine months of 2010. Included in the third quarter of 2011 is $0.4 million of foreign currency transaction losses. Included in the third quarter of 2010 are expenses of $1.3 million for strike related costs, $0.4 million of foreign currency transaction losses and $0.8 million of expense related to an export duty claim. Included in the first nine months of 2011 are $2.8 million of losses on foreign currency derivative transactions related to certain foreign operations acquired in the Eliokem acquisition, a foreign goods tax reimbursement of $0.8 million and royalty revenues of $0.8 million. Included in the first nine months of 2010 is a gain on the dissolution of a joint marketing alliance of $9.7 million, strike related costs of $1.5 million, foreign currency transaction losses of $1.2 million and $0.8 million of expense related to an export duty claim.

Income tax expense was $1.7 million with an effective rate of 81.0% in the third quarter of 2011 compared to $.1 million with an effective rate of 2.8% in the third quarter of 2010. Included in the third quarter of 2011 is a non-U.S. asset impairment charge of $2.4 million for the Company’s Taicang, China facility for which no tax benefit is recognized due to an offsetting tax valuation allowance. Excluding the impairment charge, the Company’s effective tax rate for the third quarter of 2011 would have been 37.8%. For the first nine months of 2011, income tax expense was $7.5 million with an effective rate of 49.7% compared to $1.7 million with an effective rate of 6.0% in 2010. Included in the first nine months of 2011 is $0.6 million of tax expense related to discrete items. In the third quarter of 2010, the Company recognized income tax expense at its then current estimated tax rate; however, the impact of the Company’s valuation allowance in the U.S. reduced the tax expense to $0.1 million. Due to the improvement in the Company’s earnings and outlook, the U.S. deferred tax valuation allowance was reversed in the fourth quarter of 2010. The Company estimates its effective rate for 2011 to be 47.2%. Tax payments are expected to be minimal. OMNOVA has $126.0 million of U.S. federal net operating loss carryforwards and $109.2 million of state and local net operating loss carryforwards with expiration dates between 2021 and 2031.

The Company has not provided for U.S. income taxes on certain of its non-U.S. subsidiaries undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s position of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2010, the non-U.S. subsidiaries have a cumulative unremitted foreign loss position of $21.8 million.

The Company generated net income of $0.4 million or $0.01 per diluted share in the third quarter of 2011. Included in the third quarter of 2011 are the higher interest expense of $7.6 million, the trade receivable allowance charge of $2.6 million, an asset impairment charge of $2.4 million, $1.6 million of higher tax expense and $0.2 million of restructuring and severance expense. Net income in the third quarter of 2010 was $3.5 million or $0.08 per diluted share. Included in the third quarter of 2010 are strike-related costs of $3.9 million, acquisition expense of $1.9 million and $0.2 million of restructuring and severance expense. For the first nine months of 2011, the Company generated net income of $7.6 million or $0.17 per diluted share. Included in the first nine months of 2011 are the higher interest expense of $22.8 million, $5.8 million of higher tax expense, $2.3 million of acquisition and integration expense, a $1.1 million tax charge resulting from the liquidation and merger transaction of Eliokem’s U.S. operations, a $1.0 million write-off of deferred financing fees as a result of refinancing actions and $1.7 million of restructuring and severance expense. Net income in the first nine months of 2010 was $26.4 million or $0.59 per diluted share. Included in the third quarter of 2010 is a gain of $9.7 million related to the dissolution of a joint marketing alliance, an asset impairment charge of $6.2 million, strike related costs of $4.3 million, acquisition expense of $2.6 million and restructuring and severance expense of $0.5 million.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(Dollars in millions)	2011	2010	2011	2010
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$108.8	$90.7	$290.5	$248.1
Specialty Chemicals	143.4	54.6	420.0	148.6

Total Performance Chemicals	$252.2	$145.3	$710.5	$396.7

Decorative Products
Commercial Wallcovering and Coated Fabrics	$53.7	$56.2	$162.4	$166.4
Decorative Laminates and Performance Films	25.2	26.4	76.8	75.1

Total Decorative Products	$78.9	$82.6	$239.2	$241.5

Consolidated Net Sales	$331.1	$227.9	$949.7	$638.2

Segment Gross Profit:
Performance Chemicals	$40.5	$25.9	$131.1	$77.6
Decorative Products	14.4	13.2	45.6	49.0

Consolidated Gross Profit	$54.9	$39.1	$176.7	$126.6

Segment Operating Profit (Loss):
Performance Chemicals	$17.2	$15.2	$62.5	$55.7
Decorative Products	(4.0)	(4.9)	(6.3)	(9.5)
Interest expense	(9.5)	(1.9)	(28.4)	(5.6)
Corporate expense	(2.0)	(2.9)	(9.4)	(9.9)
Write-off of deferred financing fees	—	—	(1.0)	—
Acquisition and integration related expense	.4	$(1.9)	(2.3)	$(2.6)

Consolidated Income Before Income Taxes	$2.1	$3.6	$15.1	$28.1

Performance Chemicals

Performance Chemicals’ net sales increased $106.9 million to $252.2 million during the third quarter of 2011 compared to $145.3 million during the third quarter of 2010. The inclusion of Eliokem sales within Specialty Chemicals added $86.1 million in net sales compared to the prior year. Performance Chemicals’ legacy business net sales were up $20.8 million as a result of price increases of $32.6 million and $0.8 million of favorable foreign currency translation partially offset by lower volumes of $12.6 million. Net sales for the Paper and Carpet Chemicals product line increased $18.1 million to $108.8 million during the third quarter of 2011 compared to $90.7 million during the third quarter of 2010. The higher sales were driven by price increases of $24.2 million, partially offset by lower volumes of $6.1 million. Paper chemical volumes decreased 6% in the third quarter of 2011 compared to the third quarter of 2010. Carpet chemical volumes decreased 8% in the third quarter of 2011 compared to the third quarter of 2010 as weakness continued in the U.S. housing market due to foreclosures remaining high and sales of existing homes and construction of new homes remaining low. Net sales for the Specialty Chemicals product line, excluding Eliokem, increased $2.7 million to $57.3 million during the third quarter of 2011 compared to $54.6 million during the third quarter of 2010, primarily due to price increases of $8.4 million and $0.8 million of favorable foreign currency translation partially offset by lower volumes of $6.5 million. Specialty chemical volumes (excluding Eliokem) decreased 14% in the third quarter of 2011 compared to the third quarter of 2010 due to lower market demand.

Performance Chemicals’ net sales increased $313.8 million to $710.5 million during the first nine months of 2011 compared to $396.7 million during the first nine months of 2010. Eliokem added $255.6 million in net sales compared to the prior year. Performance Chemicals’ legacy business net sales were up $58.2 million as a result of price increases of $64.4 million and favorable foreign currency translation of $1.2 million, partially offset by lower volumes of $7.4 million. Net sales for the Paper and Carpet Chemicals product line increased $42.4 million to $290.5 million during the first nine months of 2011 compared to $248.1 million during the first nine months of 2010 driven by price and volume increases. Net sales for the Specialty Chemicals product line, excluding Eliokem, increased $15.8 million to $164.4 million during the first nine months of 2011 compared to $148.6 million during the first nine months of 2010, due to price increases, partially offset by volume decreases.

Performance Chemicals’ gross profit was $40.5 million with a gross profit margin of 16.1% during the third quarter of 2011 compared to $25.9 million and a gross profit margin of 17.8% in the third quarter of 2010. The increase in gross profit was primarily due to impact of the Eliokem acquisition. The decrease in gross profit margin was primarily due to higher raw material costs and reduced margin on lower volumes, partially offset by higher pricing and lower manufacturing costs.

Performance Chemicals’ gross profit was $131.1 million with a gross profit margin of 18.5% during the first nine months of 2011 compared to $77.6 million and a gross profit margin of 19.6% in the first nine months of 2010. The increase in gross profit was primarily due to impact of the Eliokem acquisition. The decrease in gross profit margin was primarily due to higher raw material costs and reduced margin on lower volumes, partially offset by higher pricing and lower manufacturing costs.

This segment generated an operating profit of $17.2 million in the third quarter of 2011 compared to $15.2 million in the third quarter of 2010. Eliokem provided operating profit of $8.6 million in the third quarter of 2011. The decrease in legacy segment operating profit was primarily due to the higher raw material costs of $32.0 million and reduced margin on lower volumes of $3.1 million partially offset by higher pricing of $32.6 million, and lower selling, general and administrative and manufacturing costs of $0.7 million as a result of lower headcount. The segment operating profit also includes items which management excludes when evaluating the results of segments. Those items include a LIFO reserve charge of $3.6 million and a trade receivable allowance charge of $2.6 million in the third quarter of 2011 and a LIFO reserve charge of $0.3 million and workforce reduction actions of $0.1 million in the third quarter of 2010 for legacy operations.

This segment generated an operating profit of $62.5 million in the first nine months of 2011 compared to $55.7 million in the first nine months of 2010. Eliokem provided operating profit of $25.3 million in the first nine months of 2011. Excluding Eliokem, the reduction in segment operating profit was primarily due to higher raw material costs of $67.4 million and margin on lower volumes of $1.7 million, partially offset by the higher pricing of $64.4 million, and lower selling, general and administrative and manufacturing costs of $1.7 million as a result of lower headcount. The segment operating profit also includes items which management excludes when evaluating the results of segments. Those items include the trade receivable allowance charge of $2.6 million, $2.7 million due to a one-time fair value adjustment for Eliokem inventory, workforce reduction costs for Eliokem of $1.0 million and a LIFO reserve charge of $6.7 million in the first nine months of 2011 and a gain on the dissolution of a joint marketing alliance of $9.7 million, a LIFO reserve charge of $2.3 million and workforce reduction costs of $0.4 million in the first nine months of 2010.

Decorative Products

Decorative Products net sales were $78.9 million in the third quarter of 2011 compared to $82.6 million in the third quarter of 2010. The decrease was primarily due to lower volumes of $10.3 million, partially offset by higher selling prices of $4.4 million and favorable foreign exchange translation benefit of $2.2 million. Commercial Wallcovering and Coated Fabrics net sales were $53.7 million in the third quarter of 2011 compared to $56.2 million in the third quarter of 2010 as sales improvements in wallcovering were offset by declines in coated fabrics in China. Net sales for the Decorative Laminates and Performance Films product line were $25.2 million during the third quarter of 2011 compared to $26.4 million during the third quarter of 2010 as sales improved in decorative laminates but declined in performance films.

Decorative Products net sales decreased $2.3 million, to $239.2 million in the first nine months of 2011 from $241.5 million in the first nine months of 2010 primarily due to lower volumes of $19.6 million, partially offset by higher selling prices of $11.7 million and favorable foreign exchange translation benefit of $5.6 million. Commercial Wallcovering and Coated Fabrics net sales were $162.4 million in the first nine months of 2011 compared to $166.4 million in the first nine months of 2010 as sales improved in all product lines and geographic regions with the exception of transportation and coated fabrics in China. Net sales for the Decorative Laminates and Performance Films product lines increased to $76.8 million during the first nine months of 2011 compared to $75.1 million during the first nine months of 2010 as sales improved in most product lines with the exception of pool liner and furniture.

Decorative Products’ gross profit was $14.4 million with a gross profit margin of 18.3% during the third quarter of 2011 compared to $13.2 million and a gross profit margin of 16.0% in the third quarter of 2010. The improvement in gross profit and gross profit margin in the third quarter of 2011 compared to 2010 is primarily due to higher selling prices and lower manufacturing overhead costs and no strike-related costs in 2011 for which $2.6 million was included in cost of goods sold in 2010, which were partially offset by higher raw material costs and reduced margin on lower volumes.

Decorative Products’ gross profit was $45.6 million with a gross profit margin of 19.1% during the first nine months of 2011 compared to $49.0 million and a gross profit margin of 20.2% in the first nine months of 2010. The lower gross profit and gross profit margin were primarily due to higher raw material costs and reduced margin on lower volumes, partially offset by higher selling prices and lower manufacturing overhead costs.

Segment operating loss was $4.0 million for the third quarter of 2011 compared to a loss of $4.9 million for the third quarter of 2010. Included in the third quarter of 2011 is an asset impairment charge of $2.4 million for the write-down of machinery and equipment at its Taicang, China facility to fair value. During the third quarter of 2011, the Company determined that indicators of impairment existed at this facility as it revised downward its forecast for this facility due to weak demand in the China and export furniture and automotive upholstery markets which has created excess capacity in the region. During September 2011, the Company idled this facility indefinitely and transferred its operations to its Shanghai, China facility in an effort to rebalance its production with market demand. The assets were written-down to their estimated fair value using a cost approach. Excluding these impairments, the segment’s operating loss was $1.6 million. The year-over-year decline in operating profit was primarily due to higher raw material costs of $4.8 million and reduced margin on lower volumes of $1.5 million, partially offset by higher selling prices of $4.4 million and lower manufacturing overhead costs of $0.2 million. Segment operating profit also includes items which management excludes when evaluating the results of segments. Those items include restructuring and severance costs of $0.2 million and a LIFO reserve charge of $0.4 million in the third quarter of 2011 and strike costs of $3.9 million, an export duty claim of $0.8 million, a LIFO reserve charge of $0.6 million and restructuring and severance costs of $0.1 million in the third quarter of 2010.

Segment operating loss was $6.3 million for the first nine months of 2011 compared to a loss of $9.5 million for the first nine months of 2010. Included in the first nine months of 2011 and 2010 are the asset impairment charges of $2.4 million and $6.2 million, respectively. Excluding the impairment charges, the increase in the loss was primarily due to higher raw material costs of $14.7 million and reduced margin on lower volumes of $3.1 million, partially offset by higher selling prices of $11.7 million and lower manufacturing overhead of $0.3 million. Segment operating profit also includes items which management excludes when evaluating the results of segments. Those items include workforce reduction costs of $0.6 million, a LIFO reserve charge of $0.5 million and a tax indemnification charge of $0.2 million for the first nine months of 2011 and strike costs of $4.3 million, a customs duty charge of $0.8 million, a LIFO reserve charge of $0.7 million, a legal settlement charge of $0.3 million and restructuring and severance charges of $0.2 million in the first nine months of 2010.

Corporate

Corporate expenses were $2.0 million in the third quarter of 2011 compared to $2.9 million in the third quarter of 2010. Corporate expenses in the first nine months of 2011 were $9.4 million compared to $9.9 million in the first nine months of 2010. The decrease for both the third quarter and first nine months of 2011 compared to 2010 is primarily due to lower incentive compensation expense.

Financial Resources

The following table reflects key cash flow measures from continuing operations:

	Nine Months Ended August 31,
(Dollars in millions)	2011	2010	Change

Cash (used in) provided by operating activities	$(7.7)	$21.5	$(29.2)
Cash (used in) provided by investing activities	$(33.5)	$(1.2)	$(32.3)
Cash provided by financing activities	$49.7	$.4	$49.3
Increase in cash and cash equivalents	$19.5	$18.2	$1.3

Cash used in operating activities was $7.7 million in the first nine months of 2011 compared to cash provided of $21.5 million in the first nine months of 2010. Cash provided by operations decreased in 2011 primarily due to lower net income and an increase in funds used for working capital compared to 2010 primarily due to the acquired Eliokem businesses and an increase in accounts receivable and inventory as a result of higher sales and raw material costs. Days sales outstanding was 48.0 days in the nine months of 2011 and 50.7 days in the first nine months of 2010. The improvement in 2011 was primarily due to improved collection efforts.

Cash used in investing activities was $33.5 million in the first nine months of 2011, compared to $1.2 million in the first nine months of 2010. Included in 2011 is the cash paid for the Eliokem acquisition of $301.7 million, less cash acquired in the businesses of $30.1 million. Also included was the use of $253.2 million of restricted cash, which primarily consisted of $250.0 million in proceeds from the issuance of the outstanding notes and certain debt issuance fees, which was placed in an escrow account in November 2010 until the completion of the Eliokem acquisition and refinancing of OMNOVA’s existing debt on December 9, 2010. Included in 2010 were proceeds of $9.7 million from the dissolution of a joint venture marketing alliance and the acquisition of certain intangibles for $2.5 million. Additionally, OMNOVA incurred $16.1 million and $8.8 million of capital expenditures during the first nine months of 2011 and 2010, respectively. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.

Cash provided by financing activities in the first nine months of 2011 was $49.7 million due to the refinancing and increase of the existing term loan from $140.9 million to $200 million. This increase was used to complete the Acquisition. Financing activities in the first nine months of 2010 were $0.4 million. Total debt was $459.0 million as of August 31, 2011, which includes outstanding senior notes of $250.0 million, $198.5 million for the new term loan and $10.5 million of foreign debt, compared to $394.2 million as of November 30, 2010. OMNOVA’s cash balance of $95.1 million at August 31, 2011 consists of $51.3 million in the U.S., $19.2 million in Europe and $24.6 million in Asia. OMNOVA is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

Debt

Amounts due to banks consist of the following debt obligations that are due within the next twelve months:

	August 31, 2011	November 30, 2010

$200 million Term Loan B – current portion (interest at 5.75%)	$2.0	$—
$150 million Term Loan B – current portion (interest at 2.8%)	—	1.5
Foreign subsidiaries borrowings (interest at 2.25% - 14.25%)	10.5	3.3

Total	$12.5	$4.8

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $6.3 million and zero at August 31, 2011 and November 30, 2010, respectively. Foreign borrowings that were secured by equipment and land use rights of the foreign borrower were $4.2 million as of August 31, 2011 and $3.3 million as of November 30, 2010. As of August 31, 2011, total borrowing capacity for these foreign working capital credit lines was $14.3 million, of which $10.5 million has been utilized. Also, as of August 31, 2011, there were $10.1 million letters of credit issued under the foreign letters of credit facilities.

The Company’s long-term debt consists of the following:

	August 31, 2011	November 30, 2010

$200 million Term Loan B (interest at 5.75%)	$198.5	$—
$150 million Term Loan B (interest at 2.8%)	—	140.9
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.47%)	—	—

	448.5	390.9
Less: current portion	(2.0)	(1.5)
Unamortized original issue discount	(1.8)	—

Total long-term debt	$444.7	$389.4

In connection with the acquisition of Eliokem International SAS (“Eliokem”), as described previously and in Note B, on November 3, 2010, the Company issued $250 million of Senior Notes with a 7.875% interest rate, payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. As of November 30, 2010, the proceeds of the Senior Notes were held in escrow subject to completion of the Eliokem acquisition and, accordingly, were recognized as restricted cash. The Company may redeem a portion of the outstanding Senior Notes any time after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.

Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by the property, plant and equipment and intangible assets of the combined companies. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The applicable margin for the Eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one month Eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75%. Annual principal payments consist of $2.0 million, due in quarterly installments, and annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of 1.1 at August 31, 2011.

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt.

In December 2010, the Company amended and restated its Senior Secured Revolving Credit Facility (“Facility”), increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on August 31, 2011 were $2.3 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the third quarter of 2011 and averaged $96.3 million during this period.

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

At August 31, 2011, the Company had $101.7 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At August 31, 2011, domestic letters of credit outstanding under the Facility were $2.3 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $97.7 million.

The effective interest rate on the Company’s debt was 6.96% during the third quarter of 2011 and 4.6% during the third quarter of 2010.

Net proceeds from the Senior Notes and the New Term Loan were used for the acquisition of Eliokem, including the repayment of Eliokem’s debt, the repayment of amounts outstanding under the Company’s $150 million Term Loan B, related fees and expenses and for general working capital purposes. The acquisition was completed on December 9, 2010. The Facility was not used to fund the acquisition.

The Company incurred approximately $15.7 million of deferred financing costs in connection with the issuance of the Senior Notes, the new $200 million Term Loan and the Facility. These new deferred financing costs are being amortized over the respective terms of the underlying debt. Total amortization expense of deferred financing costs for the third quarter and first nine months of 2011 was $0.7 million and $2.1 million, respectively. Amortization of deferred financing costs for the third quarter and first nine months of 2010 were $0.1 million and $0.4 million, respectively. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B and were written-off in the first quarter of 2011.

The fair value of the Company’s debt at August 31, 2011 approximated $367.8 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2011 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

The Company employs approximately 2,820 employees at offices, plants and other facilities located principally throughout the United States, China, France, India, Thailand and the United Kingdom. Approximately 12.5%, or 354, of the Company’s employees are covered by collective bargaining agreements in the United States. On September 12, 2011, the Company and its Jeannette, Pennsylvania employee members of United Steelworkers Local 22L Union agreed to a new three year contract. On May 20, 2010, approximately 180 Columbus, Mississippi employees represented by United Steelworkers Local #748-L voted against ratification of a new contract proposal and subsequently went on strike on May 21, 2010. The Company has hired permanent local replacement employees. The Company generally would describe its relationship with employees as good even though its union-represented Columbus, Mississippi employees remain on strike.

New Accounting Pronouncements

New Accounting Pronouncements – In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts.” Under the new guidance, modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance will become effective for the Company on December 1, 2011. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this guidance but does not anticipate any material impact.

In December 2010, FASB issued ASU 2010-29, “Business Combinations,” which provides guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance will become effective for the Company December 1, 2011. The adoption of this ASU will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update requires companies to report comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 will be effective for the Company during its second fiscal quarter of 2012. Early adoption is permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note E to the Unaudited Consolidated Financial Statements, the Company’s new Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the new Term Loan and the Facility were $198.5 million and zero, respectively, as of August 31, 2011. Non-domestic borrowings with banks were $10.5 million as of August 31, 2011. The weighted average effective interest rate of the Company’s outstanding debt was 6.96% as of August 31, 2011. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation gain of $10.4 million as of August 31, 2011, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2011, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. The acquired Eliokem business has its own set of disclosure controls and processes that remain in place and will continue until such time that the Company has fully integrated the Eliokem business into its existing control environment. The Company has instituted internal controls related to the acquired business’ financial information to provide reasonable assurance as to the reliability of the information that is used in financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Eliokem’s U.S. subsidiary was integrated into the Company’s SAP ERP system of internal controls during the second quarter of 2011. Other than described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

a.) Exhibits

12.1	Ratio of Earnings to fixed charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2011, filed with the SEC on October 7, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months and nine months ended August 31, 2011 and 2010; (ii) the Consolidated Statements of Financial Position at August 31, 2011 and November 30, 2010; (iii) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and 2010 and (iv) the Notes to the unaudited interim consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date: October 7, 2011	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 7, 2011	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development;
General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Ratio of Earnings to fixed charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2011, filed with the SEC on October 7, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months and nine months ended August 31, 2011 and 2010; (ii) the Consolidated Statements of Financial Position at August 31, 2011 and November 30, 2010; (iii) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and 2010 and (iv) the Notes to the unaudited interim consolidated financial statements