Form 10-K
period 2011-11-30
OMNOVA SOLUTIONS INC
filed 2012-01-27
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended November 30, 2011	Commission File Number 1-15147

OMNOVA Solutions Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☑  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act)  Yes  ☐  No  ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $415,097,520 based on the closing price per share of $9.41 on May 31, 2011, the last business day of the registrant’s most recently completed second quarter.

As of January 17, 2012, there were 45,785,641 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA SOLUTIONS INC.

Annual Report on Form 10-K

For the Year Ended November 30, 2011

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

OMNOVA Solutions is an innovator of emulsion polymers, specialty chemicals and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands and long-standing customer relationships. We utilize 23 strategically located manufacturing, technical and other facilities in North America, Europe, China and greater Asia, and India to service our broad customer base.

OMNOVA operates two business segments: Performance Chemicals and Decorative Products. Of our 2011 net sales, 79% were derived from the Performance Chemicals segment and 21% were derived from the Decorative Products segment. Financial information relating to the Company’s business segments is set forth in Note R to the Consolidated Financial Statements of this report.

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

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, phenolic and diphenylamine antioxidants, hollow plastic pigment, fluorochemicals and bio-based chemistries. We are a leading North American producer and supplier of SB latex for a wide range of applications. We operate well maintained, strategically located, cost competitive production facilities in North America, Europe, Asia and India. Our custom-formulated products are tailored resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper, specialty coatings, carpet, nonwovens, construction, oil/gas drilling, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses and various other specialty applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymerization and emulsion polymer technology and for its ability to rapidly develop and deliver highly customized products that provide innovative and value-added solutions to customers.

The following table shows major Performance Chemicals products, end-use applications and brand names:

Product Category	% of Performance Chemicals Fiscal 2011 Net Sales	Primary Products	End-use Applications	Brand Names
Paper and Carpet Chemicals	42%	SB and SBA latex coating binders, carpet backing binders and paper chemicals including crosslinkers, lubricants, other coating additives and hollow plastic pigments	Magazines, catalogs, direct mail advertising, brochures, specialty papers, food cartons, household and other consumer and industrial packaging, and residential and commercial carpet	GENCAL, GENFLO, GENCRYL, GENCRYL PT, NOVAGREEN, REACTOPAQUE, SUNKOTE, SUNBOND, SUNKEM, SUNCRYL, SUNSIZE, ECOKOTE, UNIQ-PRINT, SEQUABOND, SUNREZ, SEQUAREZ, OMNABLOC, OMNAGLIDE, OMNATUF

Specialty Chemicals	58%	SB, SBA, styrene
butadiene vinyl
pyridine, acrylic,
vinyl acrylic, styrene
acrylic, and polyvinyl
acetate emulsion
polymers, hollow
plastic pigments,
solid & glyoxal
resins, phenolic and
diphenylamine
antioxidants, NBR
powders and
dispersions,
elastomers, silicone
emulsions,
polyethylene resins,
fluorochemicals and
fluorosurfactants	Nonwovens (such as
hygiene products,
engine filters, roofing
mat and scrub pads),
construction,
adhesives, tapes, tire
cord, floor care,
textiles, graphic arts,
oil/gas drilling,
polymer stabilization,
industrial hoses,
specialty coatings
(such as masonry,
direct to metal, and
stain blocking
primers), elastomeric
modification (brake
linings, PVC
windows, automotive
interiors)	GENFLO, GENCRYL,
GENTAC,
OMNAGLO,

OMNAPEL,

SEQUABOND,
SUNCRYL, SECOAT,
SECRYL, MOR-GLO,
LYTRON,
MOR-SHINE,

MOR-FLO,
NOVACRYL,

ACRYGEN, MYKON,
PERMAFRESH,
SEQUAPEL,
POLYFOX, X-CAPE,
GENGLAZE,
MYKOSOFT,
MYKOSIL, NORANE,
GENCEAL,
WINGSTAY,
PLIOLITE, PLIOWAY,

PLIOTEC,

HYDROPLIOLITE,

CHEMIGUM,

SUNIGUM,

PLIOCORD, PLIOLITE
S6, PLIOLITE HSR

Paper and Carpet Chemicals.    OMNOVA is a leading North American supplier of custom-formulated SB and SBA latex and hollow plastic pigments for paper and paperboard coatings. In addition, we produce a broad variety of specialty chemical additives and binder chemistries for coating applications in the paper and paperboard industries. Our commitment to product innovation has enhanced our market position by creating products for the paper industry that improve the printability, strength, gloss, opacity, and moisture resistance of coated papers and paperboard. Applications for our products include paper and paperboard coatings used in magazines, catalogs, direct mail advertising, brochures, specialty papers, food cartons and household and other consumer and industrial packaging.

OMNOVA is also a leading North American supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and adhere the primary backing to the secondary backing, and they meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements of our customers. Our strong historical position in residential carpeting has been enhanced by new products to serve that market as well as innovations in commercial carpet backing binders that provide moisture barrier properties, enabling the replacement of higher-cost polyurethane binders. Sales of our Paper and Carpet Chemicals products represented 33.2% of our consolidated net sales for 2011, 42.2% of our consolidated net sales for 2010 and 39.9% of our consolidated net sales for 2009.

Specialty Chemicals.    OMNOVA is a leading global supplier of polymers, dispersions, antioxidants, elastomers, and specialty chemicals for a variety of product categories. Applications for our specialty polymers and chemicals include nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), floor care, tape, adhesives, tire cord, textiles, construction, oil/gas drilling, specialty coatings, permanent plasticizers for PVC and other thermoplastics used for window profiles and other applications, industrial hoses, and automotive interiors, and stabilization of natural rubber, ABS, and other polymers for gloves, elastic threads, molded plastics, and latex. Our focus is on developing unique products and custom applications that address specific customer needs, including enhanced functionality, high temperature, chemical and UV resistance, improved environmental performance and lower cost through improved processibility and product substitution for higher-cost materials. Sales of our Specialty Chemicals products represented 46.0% of our consolidated net sales for 2011, 25.3% of our consolidated net sales for 2010, and 23.6% of our consolidated net sales for 2009.

Markets and Customers

The paper coating and carpet backing product lines are highly competitive based on quality, customer service, product performance, price, field technical support and product innovations. Major paper and carpet customers include NewPage, Verso, Shaw Industries, Sappi and Beaulieu. The specialties product line includes many product categories such as tire cord adhesives, coating resins, elastomeric modifiers, antioxidants, components for hygiene products and roofing mat. These applications are performance driven, where product innovation, technical service and application support are key competitive differentiators. Major specialty chemical customers include Sherwin Williams, RPM, Rhodia, PPG, PGI, Freudenburg, Hyosung, Shurtape, Xerox and Fiberweb.

Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through dedicated internal marketing, sales and technical service teams focused on providing highly responsive customized solutions to targeted markets and industries.

Competition

Performance Chemicals primarily competes with several large chemical companies including Styron, BASF, and Lanxess. Performance Chemicals also competes with a variety of other suppliers of specialty chemicals including Lubrizol, Wacker, Celanese, Dow, Arkema, Kumho, Hexion, Zeon, Rashig, Croslene and Jubilant. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance and innovation and industry reputation. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories and we believe that we are a leader in several categories, including SB and SBA latex paper coatings and carpet backing binders in North America, nonwoven SB binders, SB vinyl pyridine tire cord adhesives, floor care polymers and polymers used in the manufacturing of masking and other tapes. In addition, we also retain strong, industry recognized brands in antioxidants, specialty coatings, elastomers and paper coatings.

Decorative Products

Background

Our Decorative Products segment began in 1945 when GenCorp (then known as The General Tire & Rubber Company) purchased a coated fabrics manufacturing facility located in Jeannette, Pennsylvania from the Pennsylvania Rubber Company. Since that time, the business has grown through internal development and acquisitions to include four domestic and four international manufacturing sites and a wide range of decorative and functional surfacing products.

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

During November 2011, the Company committed to a plan to dispose of substantially all of its Decorative Products commercial wallcovering operations which is comprised of its North American and European wallcovering businesses. The results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

Products

Our Decorative Products segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including coated fabrics, vinyl, paper and specialty laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; residential cabinets, flooring and furnishings; retail display; transportation markets including busses and mass transit, marine, motorcycle and automotive; recreational vehicles; manufactured housing; medical devices and products; and a variety of industrial film applications. Our core competencies in design, coating, compounding, calendering, casting, printing and embossing enable us to develop unique, aesthetically pleasing decorative surfaces that have functional properties, such as cleanability, durability and scratch and stain resistance, that address specific customer needs. We have strong color and design capabilities, an extensive design library covering a broad range of patterns, textures and colors, and strong product formulation and coating and processing capabilities. Together these capabilities provide our products with the functionality and aesthetics that add value for our customers. In addition, our broad range of products, global presence and end-use applications gives us economies of scale in sourcing, manufacturing, design, sales and marketing, and product and process development.

The following table shows the products that our Decorative Products segment develops, designs, produces and markets.

Product Category	% of Decorative Products Fiscal 2011 Net Sales	Primary Products	End-use Applications	Brand Names
Coated Fabrics	59%	Vinyl and urethane coated fabrics	Seating surfacing for offices, hotels, hospital and health care facilities, stores, schools, restaurants and public buildings; decorative and protective surfacing for transportation and marine seating, automotive soft top covers, commercial and residential furniture, performance fabrics for numerous applications including medical products, decorative and protective wall surfacing	VIEWNIQUE, DIVERSIWALL, BOLTAFLEX, BOLTASOFT, NAUTOLEX, PREFIXX, PREVAILL

Laminates and Performance Films	41%	Vinyl, paper and specialty laminates; performance films	Decorative and protective surfacing for kitchen and bath cabinets, manufactured housing recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings and consumer electronics, performance films for pool liners, banners, tents, ceiling tiles and medical products	PREEMPT, RADIANCE, SURF(X), DESIGN4, EFX, DURAMAX

Coated Fabrics.    OMNOVA Solutions is a leading North American and Asian supplier of vinyl and urethane coated and performance fabrics for commercial, residential, transportation and medical applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost effective alternative to other surfacing materials, such as leather and textile fabrics. Applications for our coated fabrics include transportation seating (automotive OEM, bus and other mass transit, marine and motorcycle), automotive soft tops, automotive aftermarket applications, contract and medical furniture and residential fabric applications. Sales of our coated fabrics products represented 12.3% of our consolidated net sales for 2011, 19.9% for 2010 and 23.4% for 2009.

Laminates and Performance Films.    OMNOVA Solutions is a leading North American supplier of vinyl and paper laminates and performance films. Our laminates are used as alternatives to wood, paint, stone, stainless steel and high-pressure laminates in markets where durability, design and cost are key requirements. We provide our customers with a broad range of designs and textures as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our laminates include kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, and consumer electronics. Performance film applications include awnings, tents, medical products, pool liners, movie screens and shower pan liners.

A key strength of our laminates business is our coating technology, including ultraviolet, melamine, urethane, thermally cured and others, which provides greater durability for high-wear applications. In addition, our laminates business has differentiated itself in the market as a single-source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries by building a unique library of matched vinyl and paper laminate designs with a variety of patterns and textures, and developing rapid make-to-order production capabilities. We also offer SURF(X)® 3D Laminates for multi-dimensional applications for the office and health care furniture and retail display fixture markets. These laminates offer a cost effective alternative to high pressure laminates and provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding and providing enhanced cleanability/disinfection. Sales of our Laminates and Performance Films products represented 8.5% of our consolidated net sales for 2011, 12.6% for 2010 and 13.1% for 2009.

Markets and Customers

We believe that our Decorative Products segment is a leader in its targeted product categories. The coated fabrics, laminates and performance films businesses are highly competitive based on decorative content, functional performance, price, quality, customer service, global capability, brand name recognition, distribution networks and reputation. Decorative Products markets its products under numerous brand names to different industries. Certain of our better-known customers in this segment include Armstrong, CGT, BYD, Ashley Furniture, Patrick Industries, Herculite and Masco.

Marketing and Distribution

Our Decorative Products segment distributes its products primarily through a direct sales force and agents to manufacturers of cabinets, furniture, seating, health care and medical components, and other products. Many of our Decorative Products segment’s products have strong, well-recognized brand names that are promoted through trade shows, industry periodicals, our website (www.omnova.com) and other media.

Competition

OMNOVA’s Decorative Products segment competes with numerous companies, including international companies. Many of these companies focus on only one product line and/or market and are smaller and privately-owned. Competitors include:

•	Coated Fabrics—Nassimi, Morbern, China General, Uniroyal and Spradling International

•	Laminates and Performance Films—Chiyoda Gravure, Dai Nippon Printing, Toppan Printing, Renolit Corporation, LG ChemAmerica, Riken USA Corporation, I2M and Spartech Industries

International Operations

Net sales from our foreign operations were $417.9 million in 2011, $139.6 million in 2010 and $126.4 million in 2009. These net sales represented 34.8% of our total net sales in 2011, 17.9% of our total net sales in 2010 and 20.2% of our total net sales in 2009. Long-lived assets primarily consist of net property, plant and equipment and net intangibles. Long-lived assets of our foreign operations totaled $115.3 million at November 30, 2011, $25.3 million at November 30, 2010 and $41.4 million at November 30, 2009. Our consolidated long-lived assets totaled $220.8 million at November 30, 2011, $119.7 million at November 30, 2010 and $146.3 million at November 30, 2009.

On December 9, 2010, the Company completed the acquisition of all the outstanding shares of Eliokem International SAS (“ELIOKEM”) from AXA Investment Managers Private Equity Europe and the other holders of equity securities of ELIOKEM. ELIOKEM manufactured specialty chemicals used in a diverse range of niche applications including coating resins, elastomeric modifiers, antioxidants, oilfield chemicals and latices for specialty applications. ELIOKEM was headquartered in Villejust, France which now serves as the regional headquarters for OMNOVA for Europe, the Middle East and India. As part of the acquisition, OMNOVA added former ELIOKEM manufacturing facilities located in France, China, India and the United States. ELIOKEM’s 2010 sales were $288.0 million.

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

Environmental Matters

Our business operations, like those of other companies in the industries in which we operate, are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations not only affect our current operations, but also could impose liability on us for past operations that were conducted in compliance with then applicable laws and regulations. For further discussion of capital and noncapital expenditures for environmental compliance, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” on page 40 of this report, which is incorporated herein by reference.

Employees

At November 30, 2011, the Company employed approximately 2,300 employees at offices, plants and other facilities located principally throughout the United States, United Kingdom, France, China, India and Thailand. Approximately 9.8% or 225 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements. In March 2011, the Company and its Akron, Ohio members of International Chemical Workers Union Council of UFCW, Local 419 agreed to a new three year contract. On September 12, 2011, the Company and its Jeannette, Pennsylvania employee members of United Steelworkers Local 22L Union agreed to a new three year contract. There is one labor contract covering approximately 54 employees which expires in 2012.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products, all of which are generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include styrene, butadiene, acrylates, acrylonitrile, vinyl acetate and vinyl pyridine (2VP). These monomers represented approximately 77% of Performance Chemicals’ total raw materials purchased on a dollar basis in 2011 for this segment.

Our Decorative Products segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper and titanium dioxide. PVC resins, plasticizers and textiles represented approximately 56% of Decorative Products’ total raw materials purchased on a dollar basis in 2011 for this segment.

The cost of these raw materials has a significant impact on our profitability. We generally attempt to respond to raw material cost increases through productivity programs and, as needed, price increases to our customers. The success of attempted price increases depends on a variety of factors including the specific market application and competitive environment. Under certain circumstances, we are not able to pass along some or all of the increase. In addition, if accepted by customers, price increases generally lag the increase in raw material costs. Index pricing applies to approximately 45% of Performance Chemicals sales (see discussion on page 21-22).

Research and Development

The OMNOVA Solutions technology centers in Akron, Ohio; Chester, South Carolina; Villejust, France; Valia, India; Shanghai, China; and Rayong, Thailand support research and development efforts across our businesses and complement the resources focused on innovation in each of our segments. Our efforts are focused on developing new applications with our base technologies, enhancing the functionality of our products in existing applications as well as developing new product and technology platforms.

Our research and development expenses were $10.7 million in 2011, $8.8 million in 2010 and $8.2 million in 2009. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements of this report.

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

This Annual Report includes “forward-looking statements” as defined by federal securities laws. These statements, as well as any verbal statements by the Company related to this Annual Report, are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectation, judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address business conditions and prospects, strategy, capital structure, sales, profits, earnings, markets, products, technology, operations, customers, raw materials, financial condition, and accounting policies among other matters. Words such as, but not limited to, “will,” “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates or proposes to operate. Other risks and uncertainties are more specific to the Company’s businesses including businesses the Company acquires. The occurrence of risks and uncertainties, as well as the impact of such occurrences, is often not predictable or within the Company’s control. Such impacts may adversely affect the Company’s results and, in some cases, such effect could be material. Certain risks and uncertainties facing the Company are described below or elsewhere in this Annual Report.

All written and verbal forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risks, uncertainties and cautionary statements contained herein. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation, and specifically declines any obligation, other than that imposed by law, to publicly update or revise any forward-looking statements whether as a result of additional information, future events or otherwise.

Risks and uncertainties that may cause actual results to differ materially from expected results include, among others:

We are exposed to general economic, business and industry conditions. A significant or prolonged downturn could adversely affect demand for our products.

We are exposed to general economic, business and industry conditions, both in the United States and internationally. A significant or prolonged economic downturn, globally or regionally, could have the potential to adversely affect the demand for our products and our results.

Raw material prices and availability have a significant impact on our profitability. If raw material price increases cannot be passed on to our customers, or if we cannot obtain sufficient raw materials in a timely manner, our results could be adversely affected.

The principal raw materials that we use in our business are derived from petrochemicals and chemical feedstocks. Specifically, Performance Chemicals uses monomers such as styrene, butadiene, and acrylates extensively in its products, and Decorative Products uses PVC, plasticizer and Ti02 extensively in its products. The cost of these raw materials has a significant impact on our profitability. The prices of many of these raw materials are cyclical and volatile. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. While we generally attempt to pass along increased raw material prices to our customers in the form of price increases, historically there has been a time delay between increased raw material prices and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to competitive pricing pressure and other factors. If we are unable to pass along increased raw material prices to our customers, our results could be adversely affected.

We generally have multiple global sources of supply for our raw materials. However, in some cases there are a limited number of suppliers that are capable of delivering raw materials that meet our standards and these suppliers generally have greater pricing and supply leverage. Various factors, including feed stock shortages, production disruptions, natural disasters, the financial stability of our suppliers, supplier commitments to others, and internal raw material use by suppliers have reduced and eliminated, and in the future may reduce or eliminate, the availability of certain raw materials. As a result, higher prices and shortages could occur in the future. Additionally, disruptions in transportation could delay receipt of raw materials. If our supply of raw materials is reduced, disrupted or delayed, our results could be adversely affected.

Additionally, raw material price increases or supply uncertainty may result in customers switching to substitutes for our products. If customers switch to substitute products, our results would be adversely affected.

Certain of our markets are highly competitive and consolidation of our customers and competitors has created increased pricing pressure. If we are required to reduce our prices to remain competitive, this could adversely affect our results.

We face continued pricing pressure from our customers and competitors. Certain of our markets are highly competitive and customers frequently seek price reductions. Customer consolidation in certain markets has created customers with greater purchasing power. Additionally, the size of and consolidation among certain of our competitors means that some competitors have greater financial and other resources. If we are required to reduce prices to compete and we cannot improve operating efficiencies and reduce expenditures to offset such price decreases, our results could be adversely affected.

Our sales and profitability depend on our ability to continue to develop new products that appeal to customers. If we are unable to develop new products, our results could be adversely affected.

It is important for our business to develop, introduce, sell and support cost effective new products and technologies on a timely basis and we make significant investments in research and development to do so. If we fail to develop and deploy new cost effective products and technologies on a timely basis or our competitors develop superior products, our products may no longer be competitive and our results could be adversely affected.

We are exposed to credit risk from our customers.

If our customers, and in particular, large customers, are unable to timely pay amounts due to us, it may adversely affect our results and cash flows.

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

We may not be able to successfully integrate acquisitions into our operations, which could adversely affect our business.

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

The occurrence or threat of extraordinary events, including natural disasters, political disruptions, domestic and international terrorist attacks, and acts of war, could significantly disrupt production and decrease market demand for our products.

Extraordinary events, including natural disasters, political disruptions, domestic and international terrorist attacks and acts of war could adversely affect the economy generally, our business and operations specifically, and the demand for our products. In many cases, we do not have redundant manufacturing or transportation capability and thus, any disruption of production or transportation may result in loss of sales and customers. The occurrence of extraordinary events cannot be predicted and their occurrence could adversely affect our results.

Extensive governmental regulations impact our operations and assets, and compliance with these regulations could adversely affect our results.

Our business operations are subject to numerous foreign, federal, state and local regulations which may have a significant effect on the costs of operations including extensive environmental, health and safety regulations.

We are and expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. Non-compliance with these requirements may result in significant fines or penalties, or limitations on our operations. Such regulation could also restrict or prohibit the use of key raw materials or the sale of our products. Significant restrictions on or the prohibition of the use of key raw materials or the sale of our products could adversely affect our results. Certain environmental requirements provide for strict and, under certain circumstances, joint and several liability for investigation and remediation of releases of regulated materials into the environment at or from properties owned or operated by us or our predecessors (including ELIOKEM) or at or from properties where substances were sent for off-site treatment or disposal. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future results. Continued compliance could result in significant increases in capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising out of a release of regulated materials by us or our predecessors (including ELIOKEM), out of a discovery of previously unknown conditions, more aggressive enforcement actions or new requirements, could adversely affect our results. Additionally, any such increase in costs or unanticipated liabilities may exceed our reserves, which could adversely affect our results.

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

If we are unable to retain or hire key employees our business results may suffer.

Our success depends upon the continued contributions of our key employees. Global competition for skilled employees is intense and our business success is dependent on our ability to retain our key employees as well as attract new key employees. If we are unable to retain our existing key employees, or hire and retain new key employees our results could be adversely affected.

Some of our employees are covered by collective bargaining agreements. The failure to renew any of those agreements on terms acceptable to us could increase cost or result in a prolonged work stoppage, which could adversely affect our results.

Approximately 9.8% or about 225 of our United States employees are covered by collective bargaining agreements of which approximately 54 employees are covered by agreements that expire within the next 12 months. In addition, certain employees of our foreign operations are also covered by collective bargaining agreements. There can be no assurance that any of our collective bargaining agreements will be renewed on similar terms or renegotiated on terms acceptable to us. Any prolonged work stoppages in one or more of our facilities could adversely affect our results.

Our pension plan is underfunded, requiring significant company contributions.

The amount of these contributions depends on plan performance, interest rates, pension funding legislation and other factors. We currently anticipate that we will be required under the Pension Protection Act of 2006 to make a contribution to our pension plan in 2012 of approximately $7.9 million. In addition, we cannot predict whether changing conditions including interest rates, pension assets performance, discount rates, government regulation or other factors will require us to make contributions in excess of our current expectations. Additionally, we may not have the funds necessary to meet future minimum pension funding requirements.

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

Our term loan and revolving credit facility require us to meet certain financial covenants, including covenants relating to senior net debt leverage, minimum excess availability and a springing minimum fixed charge coverage ratio if average excess availability falls below a certain level.

As a result of these covenants and restrictions, we could be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future debt we may incur could include more restrictive covenants. There can be no assurance that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

There are limitations on our ability to incur the full $100.0 million of commitments under our revolving credit facility. Borrowings under our new revolving credit facility will be limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under our new revolving credit facility, a quarterly fixed charge maintenance covenant would become applicable if average excess availability under our credit facility is less than $25.0 million during any fiscal quarter. If the covenant trigger were to occur, the Company would be required to satisfy and maintain on the last day of each fiscal quarter a fixed charge coverage ratio of at least 1.1x for the last twelve-month period. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio. A breach of any of these covenants could result in a default under our new revolving credit facility.

Moreover, our revolving credit facility provides the lenders considerable discretion to impose reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under our new revolving credit facility will not impose such actions during the term of our new revolving credit facility and further, were they to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on the notes.

We are vulnerable to information system failures and attacks, which could harm our business.

We are heavily dependent on our information technology infrastructure, among other functions, to operate our factories, sell our products, fulfill orders, manage inventory and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks and other events. Our business is also subject to break-ins, sabotage and intentional acts of vandalism. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our business, which could adversely affect our results.

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

Performance Chemicals:
Headquarters: *175 Ghent Road Fairlawn, OH

Sales/Manufacturing/Technical/Distribution:

Akron, OH

Calhoun, GA

Caojing, China

Chester, SC

Fitchburg, MA

Green Bay, WI

*Hertfordshire, England

Le Havre, France

Mogadore, OH

*Mumbai, India

Ningbo, China

*Shanghai, China

Valia, India

Villejust, France

Decorative Products:
Headquarters: *175 Ghent Rd Fairlawn, OH	Manufacturing Facilities: Auburn, PA Columbus, MS Jeannette, PA Monroe, NC *Rayong, Thailand Shanghai, China Taicang, China	Sales/Marketing/Design/Distribution: Akron, OH *Asnieres, France *Bangkok, Thailand *Rayong, Thailand *Shanghai, China

*	An asterisk next to a facility listed above indicates that it is a leased property.

For a further discussion of our leased properties, please refer to Note P to the Consolidated Financial Statements of this report.

During 2011, we generally made effective use of our productive capacity. We believe that the quality and productive capacity of our properties are sufficient to maintain our competitive position for the foreseeable future.

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

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2011.

Item 4A.	Executive Officers of the Registrant

The following information is given as of January 16, 2012, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 51, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Michael E. Hicks, age 53, Senior Vice President and Chief Financial Officer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James C. LeMay, age 55, Senior Vice President, Business Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay served as Assistant General Counsel of GenCorp Inc.

Douglas E. Wenger, age 55, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

James J. Hohman, age 63, Senior Vice President of the Company since 2011 and President, Performance Chemicals since February 2005; President, Paper & Carpet Chemicals from December 2000 until February 2005; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

Robert H. Coleman, age 57, President, Decorative Products since July 2003. Prior to joining OMNOVA, Mr. Coleman served as Vice President and General Manager, Graphics North America from 2000 until 2002; as Vice President and General Manager, Fasson Roll, Europe from 1997 until 2000; as Vice President and General Manager, Packaging and Product Identification Sector in 1997; and as Vice President and General Manager, Fasson Films Division from 1993 until 1997, in each case for Avery Dennison Corporation, Pasadena, California (a manufacturer of pressure-sensitive adhesives and materials and consumer and converted products).

Jay T. Austin, age 55, Vice President, Global Sourcing and Logistics of the Company since December 2010. Prior to that, he had served as Vice President, Strategic Sourcing of OMNOVA Solutions since August 2008. Prior to joining the Company,

Mr. Austin had served as Vice President of Global Procurement for ICI Paints (a leading international paint business) since March 2006 and, prior to that, as Director of Purchasing, North America for The Glidden Company, a division of ICI Paints, since July 2002.

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At November 30, 2011, there were 7,891 holders of record of the Company’s common stock. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 89 of this report and is incorporated herein by reference. The Company has not declared a dividend since 2001.

Information concerning long-term debt appears in Note N to the Consolidated Financial Statements and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in Equity Compensation Plan Information of Item 12 in this Annual Report on page 91 and is incorporated herein by reference.

The following graph compares the cumulative five year total return provided shareholders on OMNOVA Solutions Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Industrials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 11/30/2006 and its relative performance is tracked through 11/30/2011.

*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data(1)

The following table sets forth the Company’s selected historical financial data which has been adjusted to reflect discontinued operations for all periods presented. The selected historical financial data as of November 30, 2011, 2010, 2009, 2008, 2007 and for each of the five years in the period ended November 30, 2011 are derived from the Company’s audited consolidated financial statements.

	2011	2010	2009	2008	2007
	(Dollars in millions, except per share data)
Statement of operations data:
Net Sales	$1,201.1	$781.7	$625.3	$766.7	$647.4
Cost of goods sold(2)	982.5	635.3	490.6	662.4	543.6

Gross profit	218.6	146.4	134.7	104.3	103.8
Selling, general and administrative	108.6	77.6	76.8	74.0	69.4
Depreciation and amortization	33.5	18.7	20.4	20.9	17.0
Fixed asset impairment(3)	3.1	2.7	1.1	—	—
Restructuring and severance(4)	1.6	.5	1.4	.4	1.0
Interest expense	38.0	8.7	8.1	13.0	16.5
Equity (earnings) loss in affiliates	—	—	—	(.2)	(1.2)
Debt offering and redemption expense(5)	—	—	—	—	12.4
Acquisition and integration related expense(6)	2.3	5.5	—	—	—
Deferred financing fees write-off	1.0	—	—	—	—
Other (income) expense, net(2)(8)	.4	(.6)	(1.5)	(1.0)	(.8)

	188.5	113.1	106.3	107.1	114.3

Income (loss) from continuing operations before income taxes	30.1	33.3	28.4	(2.8)	(10.5)
Income tax expense (benefit)(9)	13.4	(83.9)	1.0	.1	.1

Income (loss) from continuing operations	16.7	117.2	27.4	(2.9)	(10.6)
Discontinued Operations, net of tax:
(Loss) income from operations(10)	(19.5)	(9.3)	(1.2)	.7	3.9
Gain on sale	—	—	—	—	—

Income from discontinued operations	(19.5)	(9.3)	(1.2)	.7	3.9

Net income (loss)	$(2.8)	$107.9	$26.2	$(2.2)	$(6.7)

Basic income (loss) per share:
Income (loss) from continuing operations	$.37	$2.63	$.62	$(.07)	$(.25)
(Loss) income from discontinued operations	(.43)	(.21)	(.03)	.02	.09

Net income (loss) per share	$(.06)	$2.42	$.59	$(.05)	$(.16)

Diluted income (loss) per share:
Income (loss) from continuing operations	$.37	$2.61	$.62	$(.07)	$(.25)
(Loss) income from discontinued operations	(.43)	(.21)	(.03)	.02	.09

Net income (loss) per share	$(.06)	$2.40	$.59	$(.05)	$(.16)

General:
Capital expenditures	$24.1	$13.7	$9.0	$11.8	$12.0
Total assets	$865.1	$727.0	$338.0	$351.6	$326.4
Long-term debt(7)	$444.3	$389.4	$140.8	$182.1	$144.6
Cash(7)	$103.1	$324.3	$31.2	$9.6	$2.1

(1)	During November 2011, the Company committed to a plan to dispose of substantially all of its Decorative Products’ commercial wallcovering operations. As such, the results of operations for these businesses have been classified as discontinued operations for all periods presented.
(2)	During 2010, the Company recognized strike-related costs of $2.4 million of which $1.4 million is recorded in cost of products sold and $1.0 million is recorded in other (income) expense.

(3)	During 2011, the Company recognized asset impairment charges of $3.1 million due to the idling of a plant in Taicang, China and the planned realignment of coated fabrics production amongst existing facilities. During 2010, the Company recorded asset impairment charges of $2.7 million to write-down machinery and equipment at its Columbus, Mississippi plant to fair value. During 2009, the Company recorded asset impairment charges of $1.1 million related to assets that would no longer be utilized due to moving certain production activities to other facilities.
(4)	Restructuring and severance consisted primarily of severance costs of $1.6 million in 2011, $0.5 million in 2010, $1.4 million in 2009, costs for the closure of an extrusion facility and severance costs in 2008 and severance costs in 2007.
(5)

On May 22, 2007, the Company entered into a $150 million Term Loan Credit Agreement (“Term Loan”). Proceeds of the Term Loan, along with cash and other resources of the Company were used to redeem the Company’s $165 Million 11 1/4% Senior Secured Notes. Additionally, the Company paid $9.8 million in premium and tender fees and wrote off $2.6 million of deferred financing costs.

(6)	The Company recognized acquisition and integration costs of $2.3 million and $5.5 million in 2011 and 2010, respectively, related to the purchase of Eliokem International SAS, which was acquired on December 9, 2010.
(7)	During 2010, in connection with the pending acquisition of Eliokem International SAS, the Company issued $250 million of Senior Notes, the proceeds of which were held in escrow as of November 30, 2010, and subsequently used on December 9, 2010 to fund the acquisition.
(8)	During 2010, the Company recorded a charge of $9.2 million for a fair value adjustment on a foreign currency collar and recorded a gain of $9.7 million from the dissolution of a joint venture marketing alliance.
(9)	During 2010, the Company reversed a significant portion of its deferred tax valuation allowance of $98.2 million.
(10)	Includes long-lived asset impairment charges of $13.6 million in 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. As discussed in Item 1, Business, the Company operates two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, phenolic and diphenylamine antioxidants, hollow plastic pigment, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products are tailored resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper, specialty coatings, carpet, nonwovens, construction, oil/gas drilling, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers and various other specialty applications. The Decorative Products segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including coated fabrics, performance fabrics, printed and solid color surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; kitchen and bath cabinets; transportation including automotive, bus and other mass transit, marine and motorcycle; recreational vehicles and manufactured housing; flooring; commercial and residential furniture; retail display fixtures; home furnishings and consumer electronics; and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1, Business, of this Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

The Company’s products are primarily sold to manufacturers and end users directly and through agents.

The Company has strategically located manufacturing facilities in the United States, France, China, India and Thailand.

The Company has historically experienced stronger sales and income in its second, third and fourth quarters, comprised of the three-month periods ending May 31, August 31, and November 30. The Company’s performance in the first quarter (December through February) has historically been weaker and less profitable due to generally lower levels of customer manufacturing, construction and refurbishment activities during the holidays and cold weather months.

The Company’s chief operating decision maker, its CEO, evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A—Significant Accounting Policies, of the Company’s Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note R of the Company’s Consolidated Financial Statements.

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 40% of its sales in 2011 and approximately 65% of its sales for 2009 and 2010. The decrease in the percentage of the sales price index contracts in 2011 is due to the addition of ELIOKEM sales. Customers with sales price index contracts are primarily in the paper and carpet chemicals product line. The index is generally comprised of several components: a negotiated fixed amount per pound; the market price of key raw materials (i.e., styrene and butadiene); and the price per barrel of oil. The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

The remainder of Performance Chemicals’ sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-added and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period.

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2008 through 2011 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound

2011*	205	$0.65 - $0.77
2010	180	$0.54 - $0.68
2009	170	$0.38 - $0.61
2008	200	$0.47 - $0.87

*	The increase over 2010 is partially due to estimated requirements for the acquired ELIOKEM business.

Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. New capacity is expected to become operational in Asia over the next two years. OMNOVA’s butadiene purchases for 2008 through 2011 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound

2011*	175	$0.86 -$1.77
2010	135	$0.63 -$0.94
2009	125	$0.25 -$0.68
2008	140	$0.57 -$1.22

*	The increase over 2010 is partially due to estimated requirements for the acquired ELIOKEM business.

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

Key Indicators

Key economic measures relevant to the Company include global economic growth rates, discretionary spending for durable goods, print advertising, oil and gas drilling levels, U.S. commercial real estate occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes and forecasts of raw material pricing for certain petrochemical feed stocks. Key OEM industries which provide a general indication of demand drivers to the Company include paper, commercial and residential construction and refurbishment, automotive and tire products, furniture manufacturing, flooring manufacturing and ABS manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products but the trend information does not necessarily directly correlate with demand levels in the markets which ultimately use the Company’s products.

Key operating measures utilized by the business segments include orders, sales, working capital turnover, inventory, productivity, new product vitality, cost of quality and order fill-rates which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, adjusted operating profit, adjusted net income, consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as set forth in the Net Leverage Ratio in the Company’s $200,000,000 Term Loan Credit Agreement, working capital, operating cash flows, capital expenditures, cash interest expense and adjusted earnings per share, including applicable ratios such as inventory turnover, working capital turnover, return on sales and assets and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Purchase Transaction

On December 9, 2010, the Company completed the acquisition of all the outstanding shares of Eliokem International SAS (“ELIOKEM”) from AXA Investment Managers Private Equity Europe and the other holders of equity securities of ELIOKEM for an aggregate purchase price of $301.7 million in cash. The Company used its cash on hand, the net proceeds from the issuance of its 7.875% Senior Notes due 2018 (“Senior Notes”) and net proceeds from a new $200 million Term Loan to fund the acquisition. The balance of the proceeds from the financing was used for repayment of the Company’s existing term loan and related costs.

ELIOKEM manufactured specialty chemicals used in a diverse range of niche applications including coating resins, elastomeric modifiers, antioxidants, oilfield chemicals and latices for specialty applications. ELIOKEM was headquartered in Villejust, France which now serves as the regional headquarters for OMNOVA for Europe, the Middle East and India. As part of the acquisition, OMNOVA added former ELIOKEM manufacturing facilities located in France, the United States, China and India. ELIOKEM’s operations are included in the Performance Chemicals segment.

The transaction was accounted for under the acquisition method using the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures.” ASC Subtopic 805-10, “Business Combinations” requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The purchase price was allocated to the estimated fair values of ELIOKEM’s assets, liabilities and identifiable intangible assets. The excess of purchase price over the estimated fair values of assets acquired and liabilities assumed is allocated to goodwill.

The estimated fair values of assets acquired and liabilities assumed (dollars in millions) is as follows:

Fair Value
Current assets	$117.2
Property, plant and equipment	112.3
Identifiable intangible assets	87.2
Goodwill	87.0
Deferred tax assets	4.3
Other assets	9.5

Total assets acquired	417.5
Current liabilities	(50.3)
Deferred tax liabilities	(47.6)
Other liabilities	(17.9)

Net assets acquired	$301.7

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition accounting adjustments. Goodwill arising from this acquisition is attributable to many factors including synergies expected from combining the operations of ELIOKEM with our existing Performance Chemicals operations, as well as benefits derived from expansion of Performance Chemicals’ manufacturing capabilities.

The estimated fair value of the identifiable intangible assets and their weighted-average useful lives are as follows (dollars in millions):

	Estimated Fair Value	Estimated Useful Life
Finite lived assets:
Trademarks	$1.2	13 years
Customer relationships	36.2	10 – 14 years
Other intangibles	18.9	4 – 14 years

Total finite lived assets	56.3

Indefinite lived assets:
Trademarks	30.9	N/A

Total identifiable intangible assets	$87.2

Finite lived intangible assets will be amortized over their estimated useful lives. Intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment annually.

The results of operations for ELIOKEM have been included in the Company’s Performance Chemicals’ results of operations since December 9, 2010. The unaudited pro forma results for the Company’s net sales, income from continuing operations and income per share from continuing operations had the acquisition of ELIOKEM occurred on December 1, 2009 is as follows:

Year Ended November 30, 2010
(Dollars in millions, except per share amounts)
Net sales	$1,070.1
Income from continuing operations	$113.7
Net income per share, basic	$2.54
Net income per share, diluted	$2.52

Discontinued Operations

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided in the fourth quarter of 2011 to exit the commercial wallcovering business.

On December 12, 2011, the Company completed the sale of its North American wallcovering business to J. Josephson, Inc., a private commercial wallcovering producer based in New Jersey. The sale included print cylinders, certain equipment, trademarks, contracts and other assets associated with the Company’s domestically-produced wallcovering. Under terms of the sale, the Company received $10.0 million in cash and will receive up to three years of royalty payments based on future sales of OMNOVA commercial wallcovering patterns. The Company retained the net working capital, the Columbus, Mississippi manufacturing facility and certain production assets which were also used by its other businesses. The Company expects to recognize a gain of approximately $9.8 million from this sale transaction during the first quarter of 2012, which represents the excess of the sale price over the book value of the assets sold.

The Company will continue to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company expects the transition period will be less than one year, however it can extend up to 15 months. The net cash flows expected to be received and paid by the Company relating to the manufacture of commercial wallcovering for J. Josephson during the transition period are not expected to be significant.

For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative shares of manufacturing volume produced in the Columbus, Mississippi facility.

The Company’s European-based commercial wallcovering business, known as Muraspec, serves the global commercial wallcovering market outside of North America, including Asia. Muraspec has been operated on a standalone basis and will continue, business as usual, to design, produce, sell and service its commercial wallcovering and other products. The Company is pursuing the sale of the ongoing Muraspec business.

With the Company’s decision to exit the commercial wallcovering business, the results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

The loss from discontinued operations in 2011 includes long-lived asset impairment charges of $13.6 million and inventory write-downs of $2.9 million.

Held for sale classification

As a result of the decision to exit the commercial wallcovering business, the assets and liabilities of the commercial wallcovering businesses that will be sold were reflected as assets and liabilities held for sale and are comprised of the following:

	November 30,
(dollars in millions)	2011	2010
Cash	$2.8	$4.4
Accounts receivable	7.1	8.0
Inventories, net	4.0	4.5
Other current assets	2.7	2.0

Assets held for sale—current	$16.6	$18.9

Property, plant and equipment, net	$—	$11.8

Assets held for sale—noncurrent	$—	$11.8

Accounts payable	$6.6	$6.2
Accrued payroll and personal property tax	1.1	.9
Other current liabilities	.8	—

Liabilities held for sale—current	$8.5	$7.1

Fixed Asset Impairment

During the fourth quarter of 2011, the Company determined that indicators of impairment existed in its domestic and European wallcovering businesses due to lower than expected volumes and weaker overhead absorption as well as uncertain and weak market and economic conditions. Additionally, the Company determined that during 2012 it would move production of certain coated fabrics products from its Columbus, Mississippi facility to other Decorative Products facilities in an effort to realign capacity utilization. As a result, the Company’s Decorative Products segment recognized impairment charges of $0.7 million in continuing operations and $13.6 million in discontinued operations to write-down long-lived assets to fair value. The assets were written down to their estimated fair value using an orderly liquidation approach based on estimated prices the Company would receive for the underlying assets. The Company utilized Level 3 inputs in calculating the fair value of these assets including the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

Unless otherwise noted, the following discussions of the results of operations of the Company and its segments exclude the discontinued businesses.

Results of Operations of 2011 Compared to 2010

The Company’s net sales in 2011 were $1,201.1 million compared to $781.7 million in 2010. The sales improvement was driven by $337.4 million of net sales from ELIOKEM while legacy net sales increased $82.0 million. Excluding the ELIOKEM sales, the Company’s Performance Chemicals business segment revenue increased by 16.4% and the Decorative Products business segment revenue decreased 1.8%. Contributing to the sales increase in 2011 were increased pricing of $120.8 million and favorable foreign exchange translation of $8.7 million, partially offset by lower volumes of $47.6 million.

Gross profit in 2011 was $218.6 million with a gross profit margin of 18.2% compared to gross profit of $146.4 million and a gross profit margin of 18.7% in 2010. Gross profit margins declined primarily due to raw material price inflation of $120.7 million, the impact of Performance Chemicals index pricing, in which raw material costs are passed on to the customer, subject to a contractual time lag, with no gross margin benefit, new plant start-up costs and changes in product mix. Included in gross profit for 2010 were $2.9 million of strike-related and net retirement benefit plan curtailment charges.

Selling, general and administrative expenses in 2011 were $108.6 million, or 9.0% of sales, compared to $77.6 million, or 9.9% of net sales in 2010. Included in Selling, general and administrative expense in 2011 is a charge of $2.6 million relating to an allowance on trade receivables of a customer who filed bankruptcy in September 2011. On January 12, 2012, the Company entered into a new supply agreement with this customer. As part of the agreement, which was approved by the bankruptcy court judge, the customer agreed to pay $7.25 million of the $8.125 million pre-petition account receivable balance. The Company reversed $1.7 million of the above trade receivable allowance charge in the fourth quarter of 2011. Excluding the net charge for the trade receivable allowance, the increase was due primarily to the addition of ELIOKEM, while the decline as a percentage of sales was due to the higher sales and the Company’s focused ongoing effort to control costs and leverage selling, general and administrative costs across its global operations.

Interest expense was $38.0 million for 2011 compared to $8.7 million in 2010. The increase is due primarily to higher borrowing levels and an increase in interest rates from the Company’s refinancing activities in 2010 to facilitate the ELIOKEM acquisition (see “Debt” for a further discussion). The effective interest rate on the Company’s debt was 6.9% and 4.9% for 2011 and 2010, respectively. Total debt at November 30, 2011 was $455.6 million compared to $394.2 million at November 30, 2010.

Other expense was $0.4 million in 2011 compared to income of $0.6 million in 2010. Expense items included in 2010 were a fair value adjustment expense of $9.2 million related to a Euro currency option collar which the Company put in place to hedge currency risk for the pending ELIOKEM acquisition, strike-related costs of $1.0 million, losses on foreign currency transactions of $0.2 million and a customs duty settlement of $0.3 million. These expense items were partially offset by a gain of $9.7 million related to the dissolution of the Company’s joint venture marketing alliance with Rohm and Haas Company and a net gain of $0.7 million on the reversal of indemnification obligations and sales of scrap items of $0.6 million.

The Company recorded income tax expense of $13.4 million in 2011 compared to an income tax benefit of $83.9 million in 2010. The benefit in 2010 was primarily related to the reversal of $98.2 million of the Company’s U.S. deferred tax valuation allowance partially offset by tax expense. Prior to 2010, valuation allowances had been provided for deferred tax assets in the U.S. as a result of the Company’s prior losses, uncertainty of predicting future taxable earnings due to market demand, and price and raw material cost volatility. The Company determined in 2010 that it was more likely than not that it would realize the future benefits of its net operating loss carryforwards and accordingly, reversed a significant portion of its tax valuation allowance.

The Company’s effective rate was 44.5% in 2011. The higher effective tax rate in 2011 is primarily due to losses in jurisdictions where no offsetting tax benefit is recorded due to a valuation allowance position. The Taicang, China location is the primary jurisdiction which increased the effective tax rate by 4.5% as no offsetting tax benefit was recorded against the pre-tax losses. Losses relating to Taicang were partially due to the costs incurred to idle the plant in 2011. In addition, the higher effective tax rate in 2011 partially relates to French tax expense recorded in the first quarter of 2011 relating to an intercompany stock transaction whereby a French company sold the shares of its U.S. subsidiary to OMNOVA Solutions Inc. triggering tax expense of approximately $0.9 million and increased the 2011 effective tax rate by 2.5% for the year. At present, the Company has $124.8 million of domestic federal net operating loss carryforwards (NOLC’s) and $109.1 million of state and local NOLC’s which could be used to offset future cash taxes. The majority of these NOLC’s have expirations between the years 2022 through 2032.

The Company generated income from continuing operations of $16.7 million or $0.37 per diluted share in 2011 and $117.2 million or $2.61 per diluted share in 2010. The Company incurred a net loss of $2.8 million or $0.06 per diluted share in 2011 compared to net income of $107.9 million or $2.40 per diluted share in 2010.

Segment Discussion

The following Segment Discussion presents information used by the Company in assessing the results of operations by business segment. The Company believes that this presentation is useful for providing the investor with an understanding of the Company’s business and operating performance because these measures are used by the chief operating decision maker, the CEO, in evaluating performance and allocating resources.

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes. The Company’s commercial wallcovering businesses, which have historically been included in the Decorative Products segment have been reclassified to discontinued operations due to actions taken by the Company to sell those businesses and, as such, the following discussion does not include results of operations for the commercial wallcovering businesses.

	Year Ended November 30,
	2011	2010
	(Dollars in millions)
Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$399.3	$330.1
Specialty Chemicals	552.6	197.8

Total Performance Chemicals	$951.9	$527.9

Decorative Products
Coated Fabrics	$147.7	$155.4
Laminates and Performance Films	101.5	98.4

Total Decorative Products	249.2	253.8

Consolidated net sales	$1,201.1	$781.7

Segment Gross Profit:
Performance Chemicals	$175.2	$104.4
Decorative Products	43.4	42.0

Consolidated Gross Profit	$218.6	$146.4

Segment Operating Profit (Loss):
Performance Chemicals	$86.5	$73.3
Decorative Products	(1.3)	(3.2)
Interest expense	(38.0)	(8.7)
Corporate expense	(13.8)	(22.6)
Deferred financing fees write-off	(1.0)	—
Acquisition and integration related expenses	(2.3)	(5.5)

Consolidated income from continuing operations before income tax	$30.1	$33.3

Performance Chemicals

Performance Chemicals’ net sales increased $424.0 million to $951.9 million during 2011 compared to $527.9 million during 2010. ELIOKEM added $337.4 million in net sales while Performance Chemicals’ legacy business net sales were up $86.6 million due to higher selling prices of $104.0 million and foreign currency translation effects of $1.4 million, partially offset by lower volumes of $18.8 million. Net sales for the Paper and Carpet Chemicals product line increased $69.2 million to $399.3 million during 2011 compared to $330.1 million during 2010. Net sales for the legacy Specialty Chemicals product line increased $17.4 million to $215.2 million during 2011 compared to $197.8 million during 2010.

Performance Chemicals’ gross profit in 2011 was $175.2 million with a gross profit margin of 18.4% compared to $104.4 million and a gross profit margin of 19.8% in 2010. The increase in gross profit was due primarily to the impact of the ELIOKEM acquisition. The decline in gross profit margin was due primarily to the effect of index pricing, in which higher raw material costs of $107.0 million were passed through without any gross margin benefit.

This segment generated an operating profit of $86.5 million in 2011 compared to $73.3 million in 2010. ELIOKEM provided operating profit of $33.6 million in 2011. Excluding ELIOKEM, the operating profit would have been $52.9 million. Included in the operating profit for 2010 is the gain of $9.7 million for the dissolution of the RohmNova joint venture in the second quarter of

2010. Excluding this gain, operating profit would have been $63.6 million for 2010. The decrease in operating profit from $63.6 million to $52.9 million was due primarily to higher raw material costs of $107.0 million, which were partially offset by higher pricing of $104.0 million. Also contributing to the decrease in segment operating profit was $7.6 million of margin related to lower volumes, which was partially offset by $2.1 million of lower manufacturing cost, SG&A and other expense. Additionally, this segment recorded LIFO expense of $4.3 million in 2011 compared to LIFO expense of $2.8 million in 2010. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those other items for 2011 include the trade receivable allowance charge of $0.9 million, $2.7 million due to a one-time fair value charge for ELIOKEM, inventory and workforce reduction costs for ELIOKEM of $1.1 million. Those other items for 2010 include workforce reduction costs of $0.4 million and a defined benefit pension plan curtailment charge of $0.1 million.

Decorative Products

Decorative Products’ net sales decreased $4.6 million to $249.2 million in 2011 from $253.8 million in 2010 primarily due to lower volumes of $28.8 million, partially offset by higher pricing of $16.8 million and currency translation effects of $7.4 million. Coated Fabrics net sales were $147.7 million in 2011 compared to $155.4 million in 2010. The decrease was due primarily to lower volumes in China. Net sales for the Laminates and Performance Films product line increased to $101.5 million during 2011 compared to $98.4 million during 2010. The increase is due primarily to continued growth in the decorative laminates product line, mainly in the retail and store fixture market.

Decorative Products’ gross profit was $43.4 million with a gross profit margin of 17.4% during 2011 compared to $42.0 million and a gross profit margin of 16.5% in 2010. Included in 2010 are strike-related costs of $1.4 million. Higher raw material costs of $13.7 million were offset by price increases of $16.8 million.

This segment had operating losses of $1.3 million in 2011 and $3.2 million in 2010. Included in the operating loss for 2011 are asset impairment charges of $3.1 million related to the write-down of machinery and equipment to fair values at the Company’s Taicang, China and Columbus, Mississippi facilities. During the third quarter of 2011, the Company determined that indicators of impairment existed at its Taicang, China facility as it revised downward its forecast for this facility due to weak demand in China which created excess capacity in the region. During September 2011, the Company idled this facility indefinitely and transferred production to its Shanghai, China facility in an effort to rebalance its production with market demand.

In November 2011, the Company committed to a plan to exit its North American wallcovering business and move production of its Columbus, Mississippi coated fabrics business to other facilities and accordingly, recognized an impairment charge on machinery and equipment of $0.7 million. Included in the operating loss for 2010 are several charges related to the coated fabrics business in the Columbus, Mississippi facility including a non-cash asset impairment charge of $2.7 million for the write-down of machinery and equipment to fair value, strike-related costs of $2.4 million and a non-cash pension plan curtailment charge of $1.4 million. The impairment was caused by the transfer of certain products to other Company facilities to better meet customer demand. The assets were written down to their estimated fair value using a cost approach. Excluding the above items, segment operating profit would have been $1.8 million in 2011 compared to an operating profit of $3.3 million in 2010. The decrease in segment operating profit was due primarily to margin related to lower volumes of $5.1 million, higher raw material costs of $13.7 million, higher manufacturing, overhead and other costs of $1.5 million and foreign exchange transaction losses of $0.6 million, partially offset by higher pricing of $16.8 million. Additionally, this segment recorded a LIFO inventory income adjustment of $0.5 million in 2011 compared to a LIFO charge of $0.1 million in 2010. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those other items for 2011 include facility closure costs of $0.6 million, workforce reduction costs of $0.5 million, a tax indemnification charge of $0.2 million, and a pension curtailment charge of $0.1 million, and for 2010 included a foreign import duty claim of $0.3 million, a reversal of an indemnification receivable of $0.3 million, legal settlement expense of $0.3 million and workforce reduction costs of $0.2 million.

Interest and Corporate

Interest expense was $38.0 million in 2011 compared to $8.7 million for 2010. The increase was due primarily to higher borrowing levels and an increase in interest rates from the Company’s refinancing activities in 2010 to facilitate the ELIOKEM acquisition (see “Debt” for a further discussion).

Corporate expenses were $13.8 million in 2011 compared to $22.6 million in 2010. The decrease was due primarily to a $9.2 million charge in 2010 for a fair value adjustment for a Euro currency option collar which was related to the ELIOKEM acquisition.

Results of Operations of 2010 Compared to 2009

The Company’s net sales in 2010 were $781.7 million compared to $625.3 million in 2009. The Company’s Performance Chemicals business segment revenue increased by 33.0% and the Decorative Products business segment revenue increased 11.1%. Contributing to the sales increase in 2010 were higher volumes of $62.7 million, increased pricing of $89.8 million and favorable foreign exchange translation of $3.9 million.

Gross profit in 2010 was $146.4 million with a gross profit margin of 18.7% compared to gross profit of $134.7 million and a gross profit margin of 21.5% in 2009. Gross profit margins declined due to the impact of Performance Chemicals index pricing, in which raw material costs are passed on to the customer without margin benefit, raw material costs exceeding new pricing in Decorative Products and changes in product mix. Also included in gross profit for 2010 were $2.9 million of strike-related and net retirement benefit plan curtailment charges.

Selling, general and administrative expenses in 2010 were $77.6 million, or 9.9% of sales, compared to $76.8 million, or 12.3% of net sales in 2009. Despite rising volumes, selling, general and administrative expense decreased due to the Company’s focused cost controlling efforts.

Interest expense was $8.7 million for 2010 compared to $8.1 million in 2009. Included in 2010 is $1.6 million of additional interest expense relating to the Company’s $250 Million Senior Notes which were issued on November 3, 2010 in connection with the Company’s pending acquisition of Eliokem International SAS (“ELIOKEM”) (see Debt and Purchase Transaction). The effective interest rate on the Company’s debt was 4.9% and 4.5% for 2010 and 2009, respectively. Total debt at November 30, 2010 was $394.2 million compared to $144.1 million at November 30, 2009. Total cash, which included proceeds from the Senior Notes which were held in escrow until the completion of the acquisition, was $324.3 million at November 30, 2010 and $31.2 million at November 30, 2009.

Other income was $0.6 million in 2010 compared to income of $1.5 million in 2009. Expense items included in 2010 were a fair value adjustment expense of $9.2 million related to a Euro currency option collar which the Company put in place to hedge currency risk for the pending ELIOKEM acquisition, strike-related costs of $1.0 million, losses on foreign currency transactions of $0.2 million and a customs duty settlement of $0.3 million. These expense items were partially offset by a gain of $9.7 million related to the dissolution of the Company’s joint venture marketing alliance with Rohm and Haas Company and a net gain of $0.7 million on the reversal of indemnification obligations and sales of scrap items of $0.6 million.

Other income in 2009 included flood-related costs of $0.5 million, foreign currency transaction gains of $0.1 million, licensing revenue of $0.4 million and a gain of $0.3 million on the reversal of an indemnification obligation.

There was an income tax benefit of $83.9 million in 2010 and income tax expense was $1.0 million in 2009. The benefit in 2010 was primarily related to the reversal of $98.2 million of the Company’s U.S. deferred tax valuation allowance partially offset by tax expense of $14.3 million related to U.S. and foreign related income taxes. Prior to 2010, valuation allowances had been provided for deferred tax assets in the U.S. as a result of the Company’s prior losses, uncertainty of predicting future taxable earnings due to market demand, and price and raw material cost volatility. The Company determined in 2010 that it was more likely than not that it would realize the future benefits of its net operating loss carryforwards and accordingly, reversed a significant portion of its tax valuation allowance. The Company’s effective rate was (252.0)% in 2010. Excluding the reversal of the U.S. valuation allowance, the effective rate was 42.9% compared to the U.S. statutory rate of 35%. The higher rate in 2010 is due primarily to acquisition costs of $3.1 million which were non-deductible for tax purposes.

The Company generated income from continuing operations of $117.2 million or $2.61 per diluted share and net income of $107.9 million or $2.40 per diluted share in 2010, compared to income from continuing operations of $27.4 million or $0.62 per diluted share and net income of $26.2 million or $0.59 per diluted share in 2009.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes. The Company’s commercial wallcovering businesses, which have historically been included in the Decorative Products segment, have been reclassified to discontinued operations due to actions taken by the Company to sell those businesses and, as such, the following discussion does not include results of operations for the commercial wallcovering businesses.

	Year Ended November 30,
	2010	2009
	(Dollars in millions)
Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$330.1	$249.2
Specialty Chemicals	197.8	147.6

Total Performance Chemicals	$527.9	$396.8

Decorative Products
Coated Fabrics	$155.4	$146.6
Laminates and Performance Films	98.4	81.9

Total Decorative Products	253.8	228.5

Consolidated net sales	$781.7	$625.3

Segment Gross Profit:
Performance Chemicals	$104.4	$90.8
Decorative Products	42.0	43.9

Consolidated Gross Profit	$146.4	$134.7

Segment Operating Profit (Loss):
Performance Chemicals	$73.3	$47.9
Decorative Products	(3.2)	2.2
Interest expense	(8.7)	(8.1)
Corporate expense	(22.6)	(13.6)
Acquisition and integration related expenses	(5.5)	—

Consolidated income from continuing operations before income tax	$33.3	$28.4

Performance Chemicals

Performance Chemicals’ net sales increased $131.1 million, or 33.0%, to $527.9 million during 2010 compared to $396.8 million during 2009. The higher sales were driven by stronger volume of $45.8 million and higher selling prices of $85.3 million. Paper and Specialty Chemicals volumes were up year over year but Carpet Chemicals volumes were down. Net sales for the Paper and Carpet Chemicals product line increased $80.9 million to $330.1 million during 2010 compared to $249.2 million during 2009. Net sales for the Specialty Chemicals product line increased $50.2 million to $197.8 million during 2010, compared to $147.6 million during 2009.

Performance Chemicals’ gross profit in 2010 was $104.4 million with a gross profit margin of 19.8% compared to $90.8 million and a gross profit margin of 22.9% in 2009. While gross profit dollars improved by 15.0%, the decline in gross profit margin was due primarily to the effect of index pricing, in which higher raw material costs of $83.5 million were passed through without any gross margin benefit.

This segment generated an operating profit of $73.3 million in 2010. Included in the operating profit is the gain of $9.7 million for the dissolution of the RohmNova joint venture in the second quarter of 2010. Excluding this gain, operating profit would have been $63.6 million for 2010 compared to $47.9 million in 2009, an improvement of 32.8%. The increase in segment operating profit was due primarily to higher volumes of $14.6 million, and $6.3 million of lower manufacturing cost, SG&A and other expense. Higher pricing of $85.3 million was mostly offset by higher raw material costs of $83.5 million. Additionally, this segment recorded LIFO expense of $2.8 million in 2010 compared to LIFO income of $5.3 million in 2009. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for 2010 include workforce reduction costs of $0.4 million and a defined benefit pension plan curtailment charge of $0.1 million and for 2009, asset write-offs of $0.6 million, workforce reduction costs of $0.2 million and a defined benefit pension plan curtailment charge of $0.2 million.

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

Decorative Products

Decorative Products net sales increased $25.3 million, or 11.1%, to $253.8 million in 2010 from $228.5 million in 2009 due primarily to improved volumes of $16.9 million, higher pricing of $4.5 million and currency translation effects of $3.9 million. Coated Fabrics net sales were $155.4 million in 2010 compared to $146.6 million in 2009. Net sales for the Laminates and Performance Films product line increased to $98.4 million during 2010 compared to $81.9 million during 2009.

Decorative Products’ gross profit was $42.0 million with a gross profit margin of 16.5% during 2010 compared to $43.9 million and a gross profit margin of 19.2% in 2009. The decrease in gross profit margin is due primarily to higher raw material costs of $10.8 million, coated fabrics’ portion of strike-related costs of $1.4 million at the Company’s Columbus, Mississippi plant, product mix and higher manufacturing costs of $5.5 million.

This segment had an operating loss of $3.2 million for 2010. Included in the operating loss are several charges related to the coated fabrics portion of the Columbus, Mississippi facility including a non-cash asset impairment charge of $2.7 million for the write-down of machinery and equipment to fair value, strike-related costs of $2.4 million, of which $1.4 million is included in cost of goods sold and a non-cash pension plan curtailment charge of $1.4 million. The impairment was caused by the transfer of certain coated fabrics products to other Company facilities to better meet customer demand. The assets were written down to their estimated fair value using a cost approach. Excluding the above items, segment operating profit would have been $3.3 million compared to an operating profit of $2.2 million in 2009. The increase in segment operating profit was primarily due to margin on higher volumes of $11.2 million and higher pricing of $4.5 million, partially offset by higher raw material costs of $10.8 million and higher manufacturing, overhead and other costs of $3.4 million. Additionally, this segment recorded a LIFO inventory charge of $0.1 million in 2010 compared to LIFO income of $0.5 million in 2009. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for 2010 included a foreign import duty claim of $0.3 million, a reversal of an indemnification receivable of $0.3 million, legal settlement expense of $0.3 million and workforce reduction costs of $0.2 million and, for 2009, a pension curtailment gain of $0.7 million, flood-damage costs of $0.6 million, workforce reduction costs of $1.2 million, asset impairment charges of $0.5 million and a reversal of an indemnification receivable of $0.3 million.

Interest and Corporate

Interest expense was $8.7 million in 2010 compared to $8.1 million for 2009. The increase was due primarily to $1.6 million of interest expense on the 7.875% Senior Notes which were issued on November 3, 2010 in connection with the Company’s pending acquisition of Eliokem International SAS (see Debt and Purchase Transaction) and held in escrow until the acquisition was completed on December 9, 2010.

Corporate expenses were $22.6 million in 2010 compared to $13.6 million in 2009. The increase is due primarily to a $9.2 million charge for a fair value adjustment for a Euro currency option collar which was related to the ELIOKEM acquisition and was settled with the counter-party on December 1, 2010 and acquisition and integration related costs for the acquisition of ELIOKEM of $5.5 million.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	2011	2010	2009
	(Dollars in millions)
Cash (used in) provided by operating activities	$(1.9)	$42.3	$70.1
Cash used in investing activities	$(41.5)	$(258.7)	$(7.7)
Cash provided by (used) in financing activities	$39.3	$250.3	$(44.3)
Increase in cash and cash equivalents	$27.7	$40.0	$21.6

Cash used in operating activities was $1.9 million in 2011 compared to cash provided of $42.3 million in 2010 and $70.1 million in 2009. Cash provided by operations decreased in 2011 primarily due to lower net income and an increase in funds used for working capital compared to 2010 primarily due to the acquired ELIOKEM businesses and an increase in accounts receivable and inventory as a result of higher sales and raw material costs. The decrease in 2010 compared to 2009 is due primarily to lower pre-tax profitability (partially as a result of strike-related and acquisition related costs) and a reduction in funds provided from working capital compared to 2009 due primarily to an increase in inventory due to higher costs. Days sales outstanding was 47.9 days in 2011, 50.1 days in 2010 and 49.9 days in 2009. The improvement in 2011 was primarily due to improved collection efforts.

Cash used in investing activities was $41.5 million in 2011, compared to $258.7 million in 2010 and $7.7 million on 2009. Included in 2011 is the cash paid for the ELIOKEM acquisition of $301.7 million, less cash acquired in the businesses of $30.1 million. Also included was the use of $253.2 million of restricted cash, which primarily consisted of $250.0 million in proceeds from the issuance of the outstanding notes and certain debt issuance fees, which was placed in an escrow account in November 2010 until the completion of the ELIOKEM acquisition and refinancing of OMNOVA’s existing debt on December 9, 2010. Included in 2010 were proceeds of $9.7 million from the dissolution of a joint venture marketing alliance and the acquisition of certain intangibles for $2.5 million. Additionally, OMNOVA incurred $24.1 million, $13.7 million and $9.1 million of capital expenditures in 2011, 2010 and 2009, respectively. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.

Cash provided by financing activities was $39.3 million in 2011, due primarily to the refinancing and increase of the existing term loan from $140.9 million to $200 million. This increase was used to complete the ELIOKEM acquisition. Cash provided by financing activities in 2010 was $250.3 million due to the issuance of the $250 million Senior Notes. Cash used by financing activities in 2009 of $44.3 million was due primarily to debt payments. Total debt was $457.3 million as of November 30, 2011, which includes outstanding senior notes of $250.0 million, $198.0 million for the term loan and $9.3 million of foreign debt, compared to $394.2 million as of November 30, 2010. OMNOVA’s cash balance of $98.9 million at November 30, 2011 consists of $55.1 million in the U.S., $25.0 million in Europe and $18.8 million in Asia. OMNOVA is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

Debt

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	November 30,
	2011	2010
	(Dollars in millions)
$200 million Term Loan B—current portion (interest at 5.75%)	$2.0	$—
$150 million Term Loan B—current portion (interest at 2.8%)	—	1.5
Foreign subsidiaries borrowings (interest at 3.5%—12.0%)	9.3	3.3

Total	$11.3	$4.8

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $5.4 million and zero at November 30, 2011 and November 30, 2010, respectively. Foreign borrowings that were secured by equipment and land use rights of the foreign borrower were $3.9 million as of November 30, 2011 and $3.3 million as of November 30, 2010. As of November 30, 2011, total borrowing capacity for these foreign working capital credit lines was $16.2 million, of which $9.3 million has been utilized. The Company has one foreign borrowing facility for which it must maintain a compensating cash deposit in the U.S. The compensating cash deposit was $4.2 million at November 30, 2011. Also, as of November 30, 2011, there were $5.3 million letters of credit issued under the foreign letters of credit facilities.

The Company’s long-term debt consists of the following:

	November 30,
	2011	2010
	(Dollars in millions)
$200 million Term Loan B (interest at 5.75%)	$198.0	$—
$150 million Term Loan B (interest at 2.8%)	—	140.9
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.52%)	—	—

	448.0	390.9
Less: current portion	(2.0)	(1.5)
Unamortized original issue discount	(1.7)	—

Total long-term debt	$444.3	$389.4

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

Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by the property, plant and equipment and intangible assets of the combined companies. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The applicable margin for the Eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one month Eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75%. Annual principal payments consist of $2.0 million, due in quarterly installments, and annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .9 at November 30, 2011. The Company’s EBITDA, as defined in the New Term Loan for covenant purposes, was $104.2 million for 2011 which provided a cushion of approximately $81.0 million for covenant measurement purposes.

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt.

In December 2010, the Company amended and restated its Senior Secured Revolving Credit Facility (“Facility”), increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on November 30, 2011 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement and as of November 30, 2011 the fixed charge coverage ratio was 2.3. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the fourth quarter of 2011 and averaged $96.5 million during this period.

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

At November 30, 2011, the Company had $86.1 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At November 30, 2011, domestic letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $83.8 million.

The weighted-average interest rate on the Company’s debt was 6.9% for 2011 and 4.9% for 2010.

Net proceeds from the Senior Notes and the New Term Loan were used for the acquisition of ELIOKEM, including the repayment of ELIOKEM’s debt, the repayment of amounts outstanding under the Company’s $150 million Term Loan B, related fees and expenses and for general working capital purposes. The acquisition was completed on December 9, 2010.

The Company incurred approximately $15.5 million of deferred financing costs in connection with the issuance of the Senior Notes, the new $200 million Term Loan and the Facility. These new deferred financing costs are being amortized over the respective terms of the underlying debt. Total amortization expense of deferred financing costs was $2.7 million, $0.7 million and $0.6 million for 2011, 2010 and 2009, respectively. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B and were written-off in the first quarter of 2011.

The fair value of the Company’s debt at November 30, 2011 approximated $409.0 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

Cash paid for interest was $31.7 million, $6.8 million and $6.9 million for 2011, 2010 and 2009, respectively.

Contractual Obligations

	Payments Due By Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
	(Dollars in millions)
Long-term debt and amounts due banks(1)	$457.3	$11.3	$4.0	$4.0	$438.0
Interest payments on long-term debt(2)	196.0	30.5	60.7	60.3	44.5
Operating leases	37.5	4.9	7.8	4.1	20.7
Purchase obligations	6.8	6.8	—	—	—
Pension funding obligations(3)	62.3	7.9	29.9	16.5	8.0
Other long-term liabilities	50.3	1.1	5.0	5.0	39.2

Total	$810.2	$62.5	$107.4	$89.9	$550.4

(1)	Comprised of the Company’s outstanding debt at December 9, 2010 including $250.0 million Senior Notes, $200.0 Term Loan and foreign debt of $3.3 million. See Debt.
(2)	Based on outstanding debt balances as of December 9, 2010 and estimated interest rates. As those are based on estimates, actual future payments may differ substantially.
(3)	Payments are based on Company estimates and current funding laws. Actual results may differ substantially.

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2011, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, litigation, environmental reserves, pensions and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

A)    Revenue Recognition

The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) an established sales price has been set with the customer; 4) collection of the sale revenue from the customer is reasonably assured; and 5) no contingencies exist. Delivery is not considered to have occurred until the customer assumes the risk and rewards of ownership. Customers assume the risk and rewards of ownership at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers assume the risk and rewards of ownership when the product is delivered to the customer’s delivery site. The Company estimates and records provisions for quantity rebates and sales returns and allowances as an offset to revenue in the same period the related revenue is recognized, based upon its experience. These items are included as a reduction in deriving net sales.

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors and to reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $3.6 and $1.3 million at November 30, 2011 and 2010, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Decorative Products segment, was $10.2 million at November 30, 2011 and $7.6 million at November 30, 2010.

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

The Company recorded pension expense of $2.1 million in 2011 and $4.6 million in 2010. Pension expense is calculated using the discount rate to discount plan liabilities at the prior year measurement date. The rates of 5.8% and 6.05% were used to calculate the pension expense in 2011 and 2010, respectively. The Company anticipates 2012 expense to be approximately $4.1 million. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by approximately $0.1 million. Cash contributions to the pension plan were $3.1 million in 2011 and $5.1 million in 2010 and is anticipated to be $7.9 million in 2012. Future pension benefits for U.S. Plan members is frozen and fully vested. Therefore, there is no future service benefit accrual for the Company’s U.S. defined benefit plan.

The Company determined the discount rate used to discount the plan liabilities at the plan’s measurement date, which was November 30, 2011. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates, as well as the net effect of other changes in actuarial assumptions and experience, have been recognized in Accumulated Other Comprehensive Loss. The Company determined the discount rate used to measure the defined benefit pension plan obligations as of November 30, 2011 should be 5.52% compared to 5.83% in 2010.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 8.0% for plan years 2011 and 2010. The measurement dates of November 30, 2010 and 2009 were used to determine these rates. A 25 basis point change in the assumed rate of return for assets would increase or decrease the assets by approximately $0.5 million and would increase or decrease pension expense by approximately $0.5 million. Pension plan assets are measured at fair value on the measurement date.

Based on current estimates of pension asset performance, interest rate discount rate assumptions and credit balance, the Company anticipates it will be required under the Pension Protection Act of 2006 (“PPA-2006”), to make a cash contribution to its pension plan of approximately $7.9 million in 2012. The Company, under rules of the PPA-2006, has elected the fifteen year amortization schedule for the period beginning with the 2009 plan year.

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

As of November 30, 2011, the Company had approximately $96.5 million of net deferred tax assets primarily related to federal and state domestic loss carryforwards and $49.3 million of net deferred tax liabilities primarily related to intangible assets and fixed asset depreciation differences.

The Company, after considering the guidance in ASC 740, “Income Taxes,” reversed a significant portion of its valuation reserve for the U.S. deferred tax asset in 2010. For the year ended November 30, 2011, the Company again considered the positive and negative evidence as required by ASC 740 and concluded that it is more likely than not that the Company will realize the benefit from the U.S. deferred tax assets due to a preponderance of positive evidence, which includes a three year U.S. cumulative income position, increased predictability over future taxable income and future taxable income from the reversal of deferred tax assets and liabilities in future years. However, because of NOLC’s, the Company does not expect to incur significant cash payments for U.S. taxes over the next several years.

The Company has not provided deferred tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as these undistributed earnings are treated by the Company as being permanently reinvested. To the extent that foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes are not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy. As of November 30, 2011, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $11.7 million for which no deferred tax liability has been provided.

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

The Company’s accounting policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expense. For the year 2011, the Company recognized an income tax benefit related to interest and penalties of $0.2 million.

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

I)     Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually as of September 1 and whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. The first step identifies potential impairments by comparing the estimated fair value of a reporting unit with its carrying value, including goodwill and finite lived. Fair value is typically estimated using a market approach method or a discounted cash flow analysis, which requires the Company to estimate future cash flows anticipated to be generated by the reporting unit as well as a discount rate to measure the present value of the anticipated cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment charge is recognized.

The impairment test for indefinite lived intangible assets consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of its indefinite lived intangible assets using a fair value model based on discounted future cash flows. If the carrying amounts exceed the estimated fair value, an impairment loss would be recognized in the amount of the excess.

Estimating future cash flows requires significant judgments and assumptions by management including sales, operating margins, royalty rates, discount rates and future economic conditions. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may occur.

Finite lived intangible assets, such as customer lists, patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with finite lives are amortized over their estimated useful lives with periods ranging from 3 to 30 years. Accumulated amortization of finite lived intangible assets at November 30, 2011 and 2010 was $26.8 million and $20.7 million, respectively.

J)    Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates each month during the year. The resulting translation gains and losses on assets and liabilities are recorded in Accumulated Other Comprehensive Income (Loss), and are excluded from net income until realized through sale or liquidation of the investment.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2011 reflects reserves for environmental remediation efforts of $0.6 million.

Capital expenditures for projects related to environmental matters were $1.5 million in 2011, $0.3 million in 2010 and $0.2 million in 2009. During 2011, non-capital expenditures for environmental compliance and protection totaled $8.2 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $5.7 million and $4.8 million in years 2010 and 2009, respectively. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with 2011 expenditure levels.

New Accounting Pronouncements—New accounting pronouncements impacting the Company are disclosed in Note A to the Company’s consolidated financial statements.

Forward Looking Statements

This Annual Report includes forward looking statements as defined by federal securities laws. Please refer to Item 1A. Risk Factors, beginning on page 8 of this Report which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note N to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $198.0 million as of November 30, 2011. Non-domestic borrowings with banks were $9.3 million as of November 30, 2011. The weighted average effective interest rate of the Company’s outstanding debt was 6.9% as of November 30, 2011. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has accumulated currency translation gains of $2.1 million as of November 30, 2011, which is included in accumulated other comprehensive loss.

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

Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2011.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OMNOVA Solutions Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report titled “Management’s Assessment of Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, OMNOVA Solutions Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2011 and our report dated January 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
January 27, 2012

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

January 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A, during the year ended November 30, 2009, the Company eliminated the lag in reporting the results of certain of its consolidated subsidiaries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
January 27, 2012

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

	Years Ended November 30,
	2011	2010	2009
	(Dollars in millions, except per share data)
Net Sales	$1,201.1	$781.7	$625.3
Cost of products sold (exclusive of depreciation)	982.5	635.3	490.6

Gross profit	218.6	146.4	134.7
Selling, general and administrative	108.6	77.6	76.8
Depreciation and amortization	33.5	18.7	20.4
Asset impairment	3.1	2.7	1.1
Restructuring and severance	1.6	.5	1.4
Interest expense	38.0	8.7	8.1
Deferred financing fees write-off	1.0	—	—
Acquisition and integration related expenses	2.3	5.5	—
Other expense (income), net	.4	(.6)	(1.5)

	188.5	113.1	106.3

Income from continuing operations before income taxes	30.1	33.3	28.4
Income tax expense (benefit)	13.4	(83.9)	1.0

Income from continuing operations	16.7	117.2	27.4
Discontinued Operations:
Loss from discontinued operations	(19.5)	(9.3)	(1.2)

Net (Loss) Income	$(2.8)	$107.9	$26.2

Income Per Share—Basic
Income per share—continuing operations	$.37	$2.63	$.62
Loss per share—discontinued operations	(.43)	(.21)	(.03)

Basic (loss) income per share	$(.06)	$2.42	$.59

Income Per Share—Diluted
Income per share—continuing operations	$.37	$2.61	$.62
Loss per share—discontinued operations	(.43)	(.21)	(.03)

Diluted (loss) income per share	$(.06)	$2.40	$.59

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Balance Sheets

	November 30,
	2011	2010
	(Dollars in millions, except per share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$98.9	$71.2
Restricted cash	4.2	253.1
Accounts receivable, net	163.2	98.8
Inventories	84.5	41.3
Prepaid expenses and other	3.9	2.5
Deferred income taxes—current	6.5	6.0
Assets held for sale—current	16.6	18.9

Total Current Assets	377.8	491.8
Property, plant and equipment, net	220.8	119.7
Trademarks and other intangible assets, net	87.5	5.8
Goodwill	88.0	—
Deferred income taxes	69.1	86.2
Deferred financing fees	13.6	10.5
Other assets	8.3	1.2
Assets held for sale—non-current	—	11.8

Total Assets	$865.1	$727.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$11.3	$4.8
Accounts payable	108.5	82.7
Accrued payroll and personal property taxes	16.8	16.5
Employee benefit obligations	2.2	2.4
Deferred income taxes—current	.1	—
Other current liabilities	9.1	10.4
Liabilities held for sale—current	8.5	7.1

Total Current Liabilities	156.5	123.9
Senior notes	250.0	250.0
Long-term debt	194.3	139.4
Postretirement benefits other than pensions	7.8	7.6
Pension liabilities	91.5	73.3
Deferred income taxes—non-current	28.3	1.7
Other liabilities	15.0	7.7

Total liabilities	743.4	603.6
Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 46.1 million and
45.2 million shares issued as of November 30, 2011 and 2010, respectively	4.6	4.5
Additional contributed capital	324.9	318.0
Retained deficit	(114.8)	(112.0)
Treasury stock at cost; .4 million shares and .2 million shares at November 30, 2011 and 2010, respectively	(2.7)	(1.3)
Accumulated other comprehensive loss	(90.3)	(85.8)

Total Shareholders’ Equity	121.7	123.4

Total Liabilities and Shareholders’ Equity	$865.1	$727.0

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Shareholders’ Equity

for the Years Ended November 30, 2011, 2010 and 2009

(Dollars in millions)	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity (Deficit)	Total Comprehensive Income (Loss)
2009
Balance November 30, 2008	$4.4	$311.8	$(245.4)	$(.6)	$(33.6)	$36.6
Effects of accounting change regarding pension plan measurement date change September 1—November 30, 2008			(.6)		(.2)	(.8)	$(.2)
Net income			26.2			26.2	26.2
Cumulative translation adjustment					3.4	3.4	3.4
Unrecognized loss on interest rate swap					(.9)	(.9)	(.9)
Defined benefit pension plans:
Prior service costs					(.4)	(.4)	(.4)
Net actuarial loss					(51.4)	(51.4)	(51.4)

Total comprehensive loss							$(23.3)

Common stock issuance		2.3	(.1)	.2		2.4

Balance November 30, 2009	$4.4	$314.1	$(219.9)	$(.4)	$(83.1)	$15.1
2010
Net income			107.9			107.9	$107.9
Cumulative translation adjustment					1.4	1.4	1.4
Unrecognized gain on interest rate swap (net of tax of $0.3 million)					.4	.4	.4
Defined benefit pension plans:
Prior service credits (net of tax of $0.6 million)					1.0	1.0	1.0
Net actuarial loss (net of tax of $(3.4) million)					(5.5)	(5.5)	(5.5)

Total comprehensive income							$105.2

Common stock issuance	.1	3.9		(.9)		3.1

Balance November 30, 2010	$4.5	$318.0	$(112.0)	$(1.3)	$(85.8)	$123.4
2011
Net loss			(2.8)			(2.8)	$(2.8)
Cumulative translation adjustment					2.1	2.1	2.1
Amortization of unrecognized loss on interest rate swap (net of tax of $1.0 million)					1.6	1.6	1.6
Defined benefit pension plans:
Net actuarial loss (net of tax of $(5.1) million)					(6.5)	(6.5)	(6.5)

Total comprehensive loss							$(5.6)

Common stock issuance	.1	6.9		(1.4)		5.6
Net actuarial loss of acquired business					(1.7)	(1.7)

Balance November 30, 2011	$4.6	$324.9	$(114.8)	$(2.7)	$(90.3)	$121.7

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

	Years Ended November 30,
	2011	2010	2009
	(Dollars in millions)
Operating Activities
Net income (loss)	$(2.8)	$107.9	$26.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposal of fixed assets	1.2	—	1.0
Depreciation and amortization	33.5	18.7	20.4
Amortization of deferred financing fees	2.7	.7	.6
Gain from dissolution of joint marketing alliance	—	(9.7)	—
Impairment of fixed assets	3.1	2.7	1.1
Fair value adjustment on currency collar	—	9.2	—
Settlement of interest rate swap	—	4.3	—
Non-cash stock compensation expense	3.4	3.5	2.3
Provision for uncollectible accounts	1.8	.1	.6
Provision for obsolete inventories	2.6	.1	.2
Deferred income taxes	10.7	(91.2)	(.7)
Other	.2	(.4)	.1
Changes in operating assets and liabilities:
Accounts receivable	(39.7)	(1.6)	8.5
Inventories	(7.6)	(6.3)	8.4
Other current assets	(4.5)	(.9)	3.5
Current liabilities	8.8	10.0	(.9)
Other non-current assets	(19.1)	.3	(1.7)
Contribution to defined benefit plan	(2.8)	(5.1)	—
Other non-current liabilities	6.6	—	.5
Discontinued operations	17.6	9.0	3.5

Net Cash Provided By Operating Activities	15.7	51.3	73.6
Investing Activities
Capital expenditures	(24.1)	(13.7)	(9.1)
Acquisitions of business, less cash acquired	(271.6)	—	—
Acquisition of intangible assets	—	(2.5)	—
Proceeds from dissolution of joint marketing alliance	—	9.7	—
Proceeds from insurance settlements	—	.4	.8
Proceeds from asset dispositions	1.0	.5	.6
Restricted cash	253.2	(253.1)	—
Discontinued operations	(.6)	(1.1)	(1.3)

Net Cash Used By Investing Activities	(42.1)	(259.8)	(9.0)
Financing Activities
Proceeds from borrowings	199.2	662.1	514.2
Repayment of debt obligations	(144.0)	(413.6)	(555.5)
Short-term debt proceeds (payments), net	1.4	1.5	(2.9)
Payments for debt refinancing	(15.5)	—	—
Restricted cash	(4.2)	—	—
Cash received from exercise of stock options	2.4	.3	(.1)

Net Cash Provided (Used) By Financing Activities	39.3	250.3	(44.3)
Effect of exchange rate changes on cash	14.8	(1.8)	1.3

Net Increase in Cash and Cash Equivalents	27.7	40.0	21.6
Cash and cash equivalents at beginning of period	71.2	31.2	9.6

Cash and Cash Equivalents at End of Period	$98.9	$71.2	$31.2

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A—Description of Business and Significant Accounting Policies

Description of Business—OMNOVA Solutions Inc. (“OMNOVA” or the “Company”) is an innovator of emulsion polymers, specialty chemicals and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands and long-standing customer relationships. We utilize 23 strategically located manufacturing, technical and other facilities in North America, Europe and Asia to service our broad customer base. OMNOVA operates two business segments: Performance Chemicals and Decorative Products.

Performance Chemicals—The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinyl pyridine, polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, hollow plastic pigment, fluorochemical and bio-based chemistries. Performance Chemicals’ custom-formulated products are tailored for coatings, binders and adhesives, which are used in paper, carpet, nonwovens, construction, oil/gas drilling, adhesives, tape, tire cord, floor care, textiles, graphic arts, plastic parts and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance.

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as hygiene products, engine filters, roofing mat, scrub pads, towels and wipes), floor care, tape, adhesives, tire cord, textiles, construction, oil/gas drilling, plastic part coatings and ink coating additives.

Decorative Products—The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including coated fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, transportation markets including school busses, marine and automotive, health care, manufactured housing and a variety of performance films applications.

The Decorative Products segment consists of two product lines. The Coated Fabrics product line includes upholstery used in refurbishment and new construction applications for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture and automotive soft tops. The Laminates and Performance Films product line applications include kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, consumer electronics and a variety of industrial film applications.

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided in the fourth quarter of 2011 to exit the commercial wallcovering business. Assets held for sale are disclosed separately on the balance sheet. The results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

The Company’s operations are located primarily in the United States, United Kingdom, France, China, India and Thailand.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

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

Reclassifications—Certain prior year’s amounts have been reclassified to conform to current year presentation. The results of operations and cash flows of the Company’s North American and European wallcovering businesses have been classified as discontinued operations (assets held for sale) for all periods presented. Unless otherwise noted, all disclosures in the notes to the consolidated financial statements relate to the continuing operations of the Company.

Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition—The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) an established sales price has been set with the customer; 4) collection of the sale revenue from the customer is reasonably assured; and 5) no contingencies exist. Delivery is not considered to have occurred until the customer assumes the risk and rewards of ownership. Customers assume the risk and rewards of ownership at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers assume the risk-and rewards of ownership when the product is delivered to the customer’s delivery site. The Company estimates and records provisions for quantity rebates and sales returns and allowances as an offset to revenue in the same period the related revenue is recognized, based upon its experience. These items are included as a reduction in deriving net sales.

Freight Costs—The Company reflects the cost of shipping its products to customers as cost of products sold. Customer reimbursements for freight are recognized as an offset in cost of products sold and are not significant.

Environmental Costs—The Company charges to cost of products sold costs associated with managing hazardous substances and pollution in ongoing operations as incurred. The Company accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred.

Research and Development Expense—Research and development costs, which were $10.7 million in 2011, $8.8 million in 2010 and $8.2 million in 2009, are charged to expense as incurred.

Advertising Costs—Advertising costs are expensed when incurred. Advertising expense was $0.5 million, $0.4 million and $0.5 million in 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Restricted Cash—Cash which is restricted as to withdrawal or usage, is recognized as restricted cash. At November 30, 2011, restricted cash consists of amounts which are used as compensating deposits against certain foreign borrowings. At November 30, 2010, restricted cash consisted of proceeds from the issuance of $250 million Senior Notes, along with interest and certain debt issuance fees. These amounts were held in an escrow account, as required by the terms of the Senior Notes, until December 9, 2010, at which time the restricted cash, along with existing cash and a refinancing of the Company’s $150 million Term Loan B was used to complete the acquisition of Eliokem International SAS (“ELIOKEM”).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Financial Instruments and Fair Value Measurements—Financial assets and financial liabilities carried on the balance sheet include cash and deposits at financial institutions, trade receivables and payables, other receivables and payables, borrowings and derivative instruments. The accounting policies on recognition and measurement of these items are disclosed elsewhere in these financial statements. Fair value is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company measures financial assets and liabilities at fair value in one of three levels of inputs as follows:

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

Financial Risk—The Company is mainly exposed to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Concentrations of Credit Risk—Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company as and when they become due. The primary credit risk for the Company is its accounts receivable accounts, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to receivables are generally limited due to the wide variety of customers and markets using the Company’s products. There was no single customer who represented more than 10% of the Company’s outstanding net trade receivables at November 30, 2011 or 2010.

Foreign Currency Risk—The Company incurs foreign currency risk on sales and purchases denominated in other currencies than the functional currency. The currencies giving rise to this risk are primarily the GB Pound Sterling, the Euro, Thai Baht, Chinese Yuan and Indian Rupee. Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales denominated in U.S. dollars. Risk to the Euro is limited due to natural cash flows netting.

Derivative Instruments—The Company uses, from time to time, certain derivative instruments to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company recognizes derivative instruments as either an asset or a liability at their respective fair value. On the date a derivative contract is entered into, the Company may elect to designate the derivative as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income (loss). Amounts in Accumulated Other Comprehensive Income (loss) are recognized in earnings when the underlying hedged transaction affects earnings. Ineffectiveness is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative and the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item or management determines that designation of the derivative as a hedging instrument is no longer appropriate and any prospective gains or losses on the derivative would be recognized in earnings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts, translated at current rates, was $2.8 million as of November 30, 2011. As of November 30, 2011, the fair value of forward contracts was less than $0.1 million and was recorded as other current assets. These contracts are not designated as hedging instruments and changes in the fair value of these instruments are recognized in earnings immediately.

In connection with the Company’s acquisition of Eliokem International SAS, which was consummated on December 9, 2010, the Company entered into a zero cost forward currency collar (“Currency Collar”) in October 2010 to hedge changes in exchange rate movements of the Euro to the U.S. dollar. Due to changes in the exchange rate for the Euro, the fair value of the Currency Collar as of November 30, 2010 was a liability of $9.2 million. In 2010, the Company recognized the fair value of this Currency Collar as a current liability with an offsetting expense included in other expense (income). The Company settled this Currency Collar with the counter-party on December 1, 2010 for $9.2 million.

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

Inventories—Inventories are stated at the lower of cost or market on a consistent basis. All U.S. based inventory, which represents 52.4% of the total inventory, is valued using the last-in, first-out (“LIFO”) method. The Company believes the LIFO method results in a better matching of costs and revenues. The remaining portions of inventories, which are located outside of the U.S., are valued using the first-in, first-out (“FIFO”) or an average cost method, which is used primarily for Performance Chemicals inventories. Inventory costs include direct overhead, freight and duty for purchased products.

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or preferences for patterns, colors and/or material could impact the carrying value of the Company’s inventory and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Decorative Products segment, was $10.2 million and $7.6 million at November 30, 2011 and 2010, respectively.

Deferred Financing Fees—Debt issuance costs are capitalized and amortized over the life of the related debt. Deferred financing fees are recorded as non-current assets in the consolidated balance sheets and related amortization is included in interest expense in the consolidated statements of operations.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Refurbishment costs that extend the useful life of the asset are capitalized, whereas ordinary maintenance and repair costs are expensed as incurred. Depreciation is computed principally using the straight-line method using depreciable lives as follows:

Years
Buildings	25 – 40
Machinery and equipment	5 –15
Furniture and fixtures	3 –10
Software	3 –5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Leasehold improvements are depreciated over the shorter of the lease term, including any expected renewal periods that are probable to occur, or the estimated useful life of the improvement.

All of the Company’s long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized based on the difference between the estimated fair value of the asset or asset group and its carrying value. Impairment losses for continuing operations of $3.1 million, $2.7 million and $1.1 million were recognized in 2011, 2010 and 2009, respectively.

When specific actions to dispose of an asset or group of assets meet certain criteria under ASC 360, “Property, Plant and Equipment” the underlying assets and liabilities are adjusted to the lessor of carrying value or fair value and reclassified into a “held for sale” category in the consolidated balance sheet.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually as of September 1 and whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. The first step identifies potential impairments by comparing the estimated fair value of a reporting unit with its carrying value, including goodwill and intangible assets. Fair value is typically estimated using a market approach method or a discounted cash flow analysis, which requires the Company to estimate future cash flows anticipated to be generated by the reporting unit as well as a discount rate to measure the present value of the anticipated cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment charge is recognized.

The impairment test for indefinite lived intangible assets consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of its indefinite lived intangible assets using a fair value model based on discounted future cash flows. If the carrying amounts exceed the estimated fair value, an impairment loss would be recognized in the amount of the excess.

Estimating future cash flows requires significant judgments and assumptions by management including sales, operating margins, royalty rates, discount rates and future economic conditions. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may occur.

Finite lived intangible assets, such as customer lists, patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with finite lives are amortized over their estimated useful lives with periods ranging from 3 to 14 years. Accumulated amortization of finite-lived intangible assets at November 30, 2011 and 2010 was $26.8 million and $20.7 million, respectively.

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

Foreign Currency Translation—The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates each month during the year. The resulting translation gains and losses on assets and liabilities are recorded in Accumulated Other Comprehensive Income (loss), and are excluded from net income until realized through sale or liquidation of the investment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Gains or losses relating to foreign currency transactions are included in Other expense (income), net in the consolidated statement of operations and consisted of expense of $2.9 million and $0.2 million in 2011 and 2010, respectively and income of $0.1 million in 2009.

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

The Company has not provided deferred tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as these undistributed earnings are treated by the Company as being permanently reinvested. To the extent that foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes are not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy. As of November 3, 2011, the non-U.S. Subsidiaries have a cumulative unremitted foreign earnings income position of $11.7 million for which no deferred tax liability has been provided.

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

Share-Based Compensation—Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Company’s Director Deferred Compensation Plan and the Company’s Executive Long-Term Incentive Plan. The Company did not capitalize any expense related to share-based payments and records share-based expense within Selling, General and Administrative expense.

Earnings Per Share—The Company uses the two-class method for computing earnings per share where participating securities are included in the computation of earnings per share. Participating securities include unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or not. Certain of the Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are considered participating securities. The Company had weighted-average participating securities outstanding of 0.8 million in 2011 and 1.2 million in both 2010 and 2009.

Subsequent Events—The Company has evaluated all subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission. Except for the item disclosed in Note U, there were no other material events or transactions occurring during this subsequent event period which requires recognition or disclosure in the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Accounting Standards Adopted in 2011

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance was effective for the Company in 2011 except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The adoption of this ASU did not have an impact on the financial statements of the Company. As of November 30, 2011, there have been no transfers between Levels 1 and 2.

Accounting Standards Not Yet Adopted

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts.” Under the new guidance, modifications are made to step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance became effective for the Company on December 1, 2011. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this guidance but does not anticipate any material impact.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations” which provides guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance became effective for the Company December 1, 2011. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note B—Purchase Transaction

On December 9, 2010, the Company completed the acquisition of all the outstanding shares of Eliokem International SAS (“ELIOKEM”) from AXA Investment Managers Private Equity Europe and the other holders of equity securities of ELIOKEM for an aggregate purchase price of $301.7 million in cash. The Company used its cash on hand, the net proceeds from the issuance of its 7.875% Senior Notes due 2018 (“Senior Notes”) and net proceeds from a new $200 million Term Loan to fund the acquisition. The balance of the proceeds from the financing was used for repayment of the Company’s existing term loan and related costs.

ELIOKEM manufactured specialty chemicals used in a diverse range of niche applications including coating resins, elastomeric modifiers, antioxidants, oilfield chemicals and latices for specialty applications. ELIOKEM was headquartered in Villejust, France which now serves as the regional headquarters for OMNOVA for Europe, the Middle East and India. As part of the acquisition, OMNOVA added former ELIOKEM facilities located in France, the United States, China and India. ELIOKEM’s operations are included in the Performance Chemicals segment.

The transaction was accounted for under the acquisition method using the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures.” ASC Subtopic 805-10, “Business Combinations” requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The purchase price was allocated to the estimated fair values of ELIOKEM’s assets, liabilities and identifiable intangible assets. The excess of purchase price over the estimated fair values of assets acquired and liabilities assumed is allocated to goodwill.

The estimated fair values of assets acquired and liabilities assumed (dollars in millions) is as follows:

Estimated Fair Value
Current assets	$117.2
Property, plant and equipment	112.3
Identifiable intangible assets	87.2
Goodwill	87.0
Deferred tax assets	4.3
Other assets	9.5

Total assets acquired	417.5
Current liabilities	(50.3)
Deferred tax liabilities	(47.6)
Other liabilities	(17.9)

Net assets acquired	$301.7

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed, and the related income tax impact of the acquisition accounting adjustments. Goodwill arising from this acquisition is attributable to many factors including synergies expected from combining the operations of ELIOKEM with our existing Performance Chemicals operations, as well as benefits derived from expansion of Performance Chemicals’ manufacturing capabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note B—Purchase Transaction (Continued)

The estimated fair value of the identifiable intangible assets and their weighted-average useful lives are as follows (dollars in millions):

	Estimated Fair Value	Estimated Useful Life
Finite lived assets:
Trademarks	$1.2	13 years
Customer relationships	36.2	10 – 14 years
Other intangibles	18.9	4 – 14 years

Total finite lived assets	56.3
Indefinite lived assets:
Trademarks	30.9	N/A

Total identifiable intangible assets	$87.2

Finite lived intangible assets will be amortized over their estimated useful lives. Intangible assets with indefinite useful lives and goodwill will not be amortized but will be tested for impairment annually.

The results of operations for ELIOKEM have been included in the Company’s Performance Chemicals’ results of operations since December 9, 2010. The unaudited Pro forma results for the Company’s net sales, income from continuing operations and income per share from continuing operations had the acquisition of ELIOKEM occurred on December 1, 2009 is as follows:

Year Ended November 30, 2010
(Dollars in millions, except per share amounts)
Net sales	$1,070.1
Income from continuing operations	$113.7
Net income per share, basic	$2.54
Net income per share, diluted	$2.52

Note C—Discontinued Operations

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided in the fourth quarter of 2011 to exit the commercial wallcovering business.

On December 12, 2011, the Company completed the sale of its North American wallcovering business to J. Josephson, Inc., a private commercial wallcovering producer based in New Jersey. The sale included print cylinders, certain equipment, trademarks, contracts and other assets associated with the Company’s domestically-produced wallcovering. Under terms of the sale, the Company received $10.0 million in cash and will receive up to three years of royalty payments based on future sales of OMNOVA commercial wallcovering patterns. The Company retained the net working capital, the Columbus, Mississippi manufacturing facility and certain production assets which were also used by its other businesses. The Company expects to recognize a gain of approximately $9.8 million from this sale transaction during the first quarter of 2012, which represents the excess of the sale price over the book value of the assets sold.

The Company will continue to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company expects the transition period will be less than one year, however it can extend up to 15 months. The net cash flows expected to be received and paid by the Company relating to the manufacture of commercial wallcovering for J. Josephson during the transition period are not expected to be significant.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note C—Discontinued Operations (Continued)

For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative shares of manufacturing volume produced in the Columbus, Mississippi facility.

The Company’s European-based commercial wallcovering business, known as Muraspec, serves the global commercial wallcovering business outside of North America, including Asia. Muraspec has been operated on a standalone basis and will continue business as usual, to design, produce, sell and service its commercial wallcovering and other products. The Company is pursuing the sale of the ongoing Muraspec business.

With the Company’s decision to exit the commercial wallcovering business, the results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

The loss from discontinued operations in 2011 includes long-lived asset impairment charges of $13.6 million and inventory write-downs of $2.9 million.

Held For Sale Classification

As a result of the decision to exit the commercial wallcovering business, the assets and liabilities of the commercial wallcovering businesses that will be sold of were reflected as assets and liabilities held for sale and are comprised of the following:

	November 30,
(Dollars in millions)	2011	2010
Cash	$2.8	$4.4
Accounts receivable	7.1	8.0
Inventories, net	4.0	4.5
Other current assets	2.7	2.0

Assets held for sale—current	$16.6	$18.9

Property, plant and equipment, net	$—	$11.8

Assets held for sale—noncurrent	$—	$11.8

Accounts payable	$6.6	$6.2
Accrued payroll and personal property tax	1.1	.9
Other current liabilities	.8	—

Liabilities held for sale—current	$8.5	$7.1

As of November 30, 2011, the property, plant and equipment are recorded at the lower of carrying value or fair value (see Note E—Asset Impairment).

Note D—Restructuring and Severance

The following table is a summary of restructuring and severance charges for 2011, 2010 and 2009:

	2011	2010	2009
	(Dollars in millions)
Severance expense	$1.6	$.5	$1.4

During 2011, the Company recognized severance costs of $1.1 million in Performance Chemicals, $0.4 million in Decorative Products and $0.1 million in Corporate, all related to workforce reduction actions affecting 28 employees. All payments are expected to be completed by the end of the second quarter of 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note D—Restructuring and Severance (Continued)

The Company expects to recognize $1.7 million of severance costs in 2012 related to its discontinued operations.

During 2010, the Company recognized severance costs of $0.4 million in Performance Chemicals and $0.2 million in Decorative Products, related to workforce reductions.

During 2009, the Company recognized severance costs of $1.1 million in Decorative Products, $0.2 million in Performance Chemicals and $0.1 million at Corporate, related to workforce reduction actions. Employee headcount was reduced by 49 employees related to these actions.

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2010	2011		November 30, 2011
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$.1	$1.1	$1.1	$.1
Decorative Products	—	.4	.4	—
Corporate	—	.1	.1	—

Total	$.1	$1.6	$1.6	$.1

Note E—Asset Impairment

During the fourth quarter of 2011, the Company determined that indicators of impairment existed in its domestic and European wallcovering businesses due to lower sales volumes and weaker overhead absorption as well as uncertain and weak market and economic conditions. As a result, included in discontinued operations, the Company recognized impairment charges of $1.6 million related to the North American wallcovering business and $12.0 million related to the European wallcovering business to write-down long-lived assets to estimated fair value. Additionally, the Company recognized a charge of $2.9 million to write-down inventory to its realizable value. Also during the fourth quarter of 2011, the Company determined that during 2012 it would cease production of certain coated fabrics products from its Columbus, Mississippi facility. Coated fabrics products will be produced at other Decorative Products facilities in an effort to realign capacity utilization. As a result, the Company’s Decorative Products segment recognized impairment charges of $0.7 million to write-down long-lived assets to estimated fair value. For the North American wallcovering business, the assets were written down to their estimated fair value using an orderly liquidation value premise based on estimated prices the Company would receive for the underlying assets. For the European wallcovering business, the asset group was written down to its estimated fair value based on the estimated price the Company would expect to receive for the asset group. The Company utilized Level 3 inputs in calculating the fair value of these assets including the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

During the third quarter of 2011, the Company determined that indicators of impairment existed at its Taicang, China facility as it revised its forecast for this facility due to weak demand in China which created excess capacity in the region. During September 2011, the Company idled this facility indefinitely and transferred production to its Shanghai, China facility in an effort to rebalance production with market demand. Accordingly, the Company’s Decorative Products segment recognized in operations an impairment charge of $2.4 million to write-down long-lived assets, primarily machinery and equipment, at this facility to their estimated fair value. The key input in this assessment was the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence. The Company incurred approximately $0.3 million of restructuring and severance costs during the fourth quarter, primarily related to employee severance and moving costs. The Company utilized Level 3 inputs in calculating the fair value of these assets including the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

During the second quarter of 2010, the Company’s Decorative Products segment recognized an impairment charge of $6.2 million to write-down machinery and equipment at its Columbus, Mississippi facility to their estimated fair value, of which $2.7 million is included in continuing operations and $3.5 million is included in discontinued operations. The impairment was

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note E—Asset Impairment (Continued)

caused by the loss of business attributed to weak market conditions for commercial wallcovering and the transfer of certain production activities to other Company facilities to align with customer demand. The assets were written down to their estimated fair value using a cost approach based on estimated prices the Company would receive for the underlying assets. The Company utilized Level 3 inputs in calculating the fair value of these assets including the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

During 2009, the Company recorded asset impairment charges of $1.1 million related to assets no longer in service.

Note F—Other Expense (Income)

The following table sets forth the major components of other expense (income):

	Years Ended November 30,
	2011	2010	2009
	(Dollars in millions)
Gain on RohmNova dissolution	$—	$(9.7)	$—
Fair value adjustment to Euro Currency Collar	—	9.2	—
Strike-related expenses	—	1.0	—
Loss (gain) on foreign currency transactions	2.9	.2	(.1)
Foreign import/export duty claim	—	.3	(.3)
Licensing income	(.7)	(.1)	(.4)
Flood related costs	—	—	.5
Interest income	(.3)	(.1)	(.1)
Indemnification reserve reversal	.2	(.7)	(.3)
Income from scrap sales	(1.4)	(.6)	(.4)
Canada GST refund	(.8)	—	—
Other non-income taxes	1.0	.3	.4
Other	(.5)	(.4)	(.8)

	$.4	$(.6)	$(1.5)

Included in the loss on foreign currency transactions for the year ended November 30, 2011 is $2.8 million of losses on foreign currency derivative transactions related to certain operations. These foreign currency derivatives were settled during 2011.

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

In connection with the Company’s acquisition of Eliokem International SAS, which was consummated on December 9, 2010, the Company entered into a zero cost forward currency collar in October 2010 to hedge changes in exchange rate movements of the Euro to the U.S. dollar. Due to changes in the exchange rate for the Euro, the fair value of the currency collar as of November 30, 2011 was a liability of $9.2 million. The Company recognized the fair value of this currency collar as a current liability with an offsetting expense in other expense (income). The Company settled the currency collar with the counterparty on December 1, 2010.

The indemnification reserve reversal relates to indemnifications the Company had with its former parent, GenCorp, Inc. relating to certain tax matters prior to 1999. The Company has determined it is unlikely that these obligations will be required due to the passage of time and other factors, and accordingly, the Company reversed these indemnifications.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note G—Income Taxes

The components of income from continuing operations before income taxes is as follows:

	Years Ended November 30,
	2011	2010	2009
	(Dollars in millions)
U.S. federal	$18.5	$27.7	$19.3
Foreign	11.6	5.6	9.1

	$30.1	$33.3	$28.4

	Years Ended November 30,
(Dollars in millions)	2011	2010	2009
Income Tax Expense (Benefit)
Current
U.S. federal	$(.2)	$.2	$.3
State and local	.9	.7	.2
Foreign	2.0	(1.5)	1.7

	2.7	(.6)	2.2
Deferred
U.S. federal	6.7	(77.3)	—
State and local	(.4)	(7.5)	—
Foreign	4.4	1.5	(1.2)

	10.7	(83.3)	(1.2)

Income Tax Expense (Benefit)	$13.4	$(83.9)	$1.0

	Years Ended November 30,
	2011	2010	2009
Effective Income Tax Rate
Tax at Federal Statutory Rate	35.0%	35.0%	35.0%
Valuation allowance	10.1	(299.5)	(30.8)
Permanent items	9.3	9.5	—
Foreign taxes at different rates	(6.3)	(3.0)	.3
Uncertain tax positions	(5.4)	(7.0)	(2.7)
State taxes	3.4	16.4	.7
France tax on intercompany sale	3.0	—	—
France business tax	2.2	—	—
Tax credits	(4.5)	—	—
Other, net	(2.3)	(3.4)	1.0

Effective Income Tax Rate	44.5%	(252.0)%	3.5%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note G—Income Taxes (Continued)

Deferred Taxes

	November 30,
	2011		2010
(Dollars in millions)	Assets	Liabilities	Assets	Liabilities
Accrued estimated costs	$9.0	$—	$9.5	$—
Goodwill and intangible assets	—	31.3	14.9	—
Depreciation	—	18.0	—	11.5
Pension	31.1	—	25.9	—
NOLC’s and other carryforwards	52.1	—	46.5	—
Post-retirement employee benefits	7.1	—	4.9	—
Other	.5	—	2.1	—
Valuation allowance	(3.3)	—	(1.8)	—

Deferred Taxes	$96.5	$49.3	$102.0	$11.5

As of November 30, 2011, the Company had approximately $124.8 million of domestic federal net operating losses carryforwards (NOLC’s) and $109.1 million of state and local NOLC’s and $0.8 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local NOLC’s expire in the years 2022 through 2032 while the foreign tax credit carryforwards expire between 2012 and 2021. The U.S. domestic pretax income was $18.5 million, $27.7 million, and $19.3 million in 2011, 2010 and 2009, respectively. As of November 30, 2011, the Company had approximately $14.8 million of foreign NOLC’s of which $2.1 million have an indefinite carryforward period. Pretax income of foreign subsidiaries was $11.6 million, $5.6 million, $9.1 million in 2011, 2010 and 2009, respectively. Cash paid for income taxes in 2011, 2010 and 2009 was $3.2 million, $1.6 million and $1.0 million, respectively, and related primarily to state and foreign income taxes as well as ELIOKEM’s federal income taxes.

At November 30, 2011, the total unrecognized tax benefits were $10.6 million excluding $0.4 million of penalties and interest. The total amount of penalties and interest recognized in the statement of financial position was $0.4 million and $0.3 million as of November 30, 2011 and 2010, respectively. The $6.8 million net increase in unrecognized tax benefits from November 30, 2010 to November 30, 2011 includes $8.5 million related to items identified during the acquisition accounting measurement period for prior ELIOKEM tax positions. The Company has recorded an asset of $7.0 million specifically related to ELIOKEM’s unrecognized tax benefits. Of the total $10.6 million of unrecognized tax benefits as of November 30, 2011, $3.2 million would, if recognized, impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	Years Ended November 30,
(Dollars in millions)	2011	2010	2009
Opening balance December 1	$3.8	$7.5	$7.1
Increase based on tax positions related to acquisition	10.7	—	—
Increase based on tax positions related to current year	—	—	1.1
Decrease based on tax positions in the prior year	(.1)	(1.1)	(.5)
Reduction due to lapse of statue of limitations	(3.9)	(2.7)	(.5)
Currency translation effects	.1	.1	.3

Ending balance November 30	$10.6	$3.8	$7.5

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. For the year 2011, the Company recognized an income tax benefit related to interest and penalties due of $0.2 million. The Company recognized in income tax expense interest and penalties due to tax authorities of $0.7 million in 2010 and a benefit of $0.1 million in years 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note G—Income Taxes (Continued)

During the next twelve months, due to the expiration of open statutes of limitations, the Company’s unrecognized tax benefits, excluding interest and penalties, are expected to decrease by $4.3 million. Of the $4.3 million unrecognized tax benefit that is reasonably expected to decrease during the next twelve months, $1.4 million would, if recognized, impact the Company’s effective rate. It is also possible that additional unrecognized tax benefits could arise during the next twelve months that would change such estimate.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2006.

Note H—Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Years Ended November 30,
	2011	2010	2009
	(Dollars in millions)
Foreign currency translation adjustments	$2.1	$—	$(1.4)
Unrecognized loss on interest rate swap	(2.6)	(4.2)	(4.6)
Employee benefit plans	(89.8)	(81.6)	(77.1)

Accumulated other comprehensive loss	$(90.3)	$(85.8)	$(83.1)

The pre-tax amounts included in Accumulated Other Comprehensive Loss during 2011 and 2010 relating to the Company’s employee benefit plans were as follows:

	Pension	Health Care	Total
	(Dollars in millions)
2011
Net Actuarial (Loss) Gain
Net actuarial (loss) gain incurred during the period	$(11.8)	$(.2)	$(12.0)
Amortization included in net periodic expense (income)	2.3	(1.8)	.5
Acquisition	(1.7)	—	(1.7)

Change in actuarial gain	$(11.2)	$(2.0)	$(13.2)

Prior Service Cost
Amortization included in net periodic expense (income)	$.1	$(.3)	$(.2)
Curtailment loss	.1	—	.1

Net change in prior service costs	$.2	$(.3)	$(.1)

2010
Net Actuarial (Loss) Gain
Net actuarial (loss) gain incurred during the period	$(10.4)	$(.4)	$(10.8)
Amortization included in net periodic expense (income)	4.2	(2.3)	1.9

Net change in net actuarial gain	$(6.2)	$(2.7)	$(8.9)

Prior Service Cost
Amortization included in net periodic expense (income)	$.6	$(.3)	$.3
Curtailment loss	1.3	—	1.3

Net change in prior service costs	$1.9	$(.3)	$1.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note I—Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution (in millions, except per share amounts):

	Years Ended November 30,
	2011	2010	2009
Basic Earnings Per Share:
Income from continuing operations	$16.7	$117.2	$27.4
Income from continuing operations allocated to participating securities	—	3.1	.8

Income from continuing operations allocated to common stockholders	$16.7	$114.1	$26.6

Loss from discontinued operations	$(19.5)	$(9.3)	$(1.2)
Loss from discontinued operations allocated to participating securities	—	(.2)	—

Loss from discontinued operations allocated to common stockholders	$(19.5)	$(9.1)	$(1.2)

Net income (loss)	$(2.8)	$107.9	$26.2
Net income (loss) from discontinued operations allocated to participating securities	—	(2.8)	(.7)

Net income (loss) allocated to common stockholders	$(2.8)	$105.1	$25.5

Weighted-average common shares outstanding—basic	44.2	43.4	42.9

Income from continuing operations per common share—basic	$.37	$2.63	$.62

Loss from discontinued operations per common share—basic	$(.43)	$(.21)	$(.03)

Net (loss) income per common share—basic	$(.06)	$2.42	$.59

Diluted Earnings Per Share:
Income from continuing operations	$16.7	$117.2	$27.4
Income from continuing operations allocated to participating securities	—	3.1	.8

Income from continuing operations allocated to common stockholders	$16.7	$114.1	$26.6

Loss from discontinued operations	$(19.5)	$(9.3)	$(1.2)
Loss from discontinued operations allocated to participating securities	—	(.2)	—

Loss from discontinued operations allocated to common stockholders	$(19.5)	$(9.1)	$(1.2)

Net income (loss)	$(2.8)	$107.9	$26.2
Net income (loss) from discontinued operations allocated to participating securities	—	(2.8)	(.7)

Net income (loss) allocated to common stockholders	$(2.8)	$105.1	$25.5

Weighted-average common shares outstanding—basic	44.2	43.4	42.9
Dilutive effect of stock options	.2	.4	.5

Weighted-average common shares outstanding—assuming dilution	44.4	43.8	43.4

Income from continuing operations per common share—assuming dilution	$.37	$2.61	$.62

Loss from discontinued operations per common share—assuming dilution	$(.43)	$(.21)	$(.03)

Net (loss) income per common share—assuming dilution	$(.06)	$2.40	$.59

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note I—Earnings Per Share (Continued)

The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Years Ended November 30,
	2011	2010	2009
Weighted-average common shares outstanding	44.2	43.4	42.9
Weighted-average participating shares outstanding	.8	1.2	1.2

Total weighted-average shares outstanding—basic	45.0	44.6	44.1
Dilutive effect of stock options	.2	.4	.5

Total weighted-average shares outstanding—assuming dilution	45.2	45.0	44.6

Certain options to purchase common stock and unearned restricted stock of the Company were anti-dilutive and consisted of .6 million, .6 million and 3.2 million shares during 2011, 2010 and 2009, respectively. These potential shares were not included in the computation of net income per common share—assuming dilution.

Note J—Accounts Receivable

The Company’s accounts receivable are generally unsecured. There is no customer who represented more than 10% of the Company’s net trade receivables at November 30, 2011 or 2010. The allowance for doubtful accounts was $3.6 million and $1.3 million at November 30, 2011 and 2010, respectively. Write-offs of uncollectible accounts receivable totaled $0.1 million, $0.2 million and $0.6 million in 2011, 2010 and 2009, respectively. The provision for bad debts totaled $1.8 million, $0.1 million and $0.6 million in 2011, 2010 and 2009, respectively.

During September 2011, one of the Company’s Performance Chemicals customers filed for bankruptcy protection. As a result, the Company recognized a charge of $2.6 million in the third quarter of 2011 which was included in selling, general and administrative expenses. On January 12, 2012, the Company entered into a new supply agreement with this customer. As part of the agreement, which was approved by the bankruptcy court judge, the customer paid $7.25 million of the $8.1 million pre-petition account receivable balance. As a result, the Company reversed $1.7 million of the above trade receivable allowance in the fourth quarter of 2011.

Note K—Inventories

	November 30,
	2011	2010
	(Dollars in millions)
Raw materials and supplies	$42.3	$31.2
Work-in-process	5.7	4.9
Finished products	77.1	39.9

Acquired cost of inventories	125.1	76.0
Excess of acquired cost over LIFO cost	(30.4)	(27.1)
Obsolesence reserves	(10.2)	(7.6)

Inventories	$84.5	$41.3

Inventories valued using the LIFO method represented $65.6 million or 52.4% and $49.4 million or 65.0% of inventories at November 30, 2011 and 2010, respectively. During 2011 and 2010, inventory quantities declined in the Decorative Products segment resulting in a partial liquidation of LIFO inventory layers carried at lower costs prevailing in prior years compared to the costs of current year purchases. The effect of this partial liquidation decreased cost of products sold by $1.2 million and $1.2 million for 2011 and 2010, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note L—Property, Plant and Equipment, Net

	November 30,
	2011	2010
	(Dollars in millions)
Land	$11.9	$4.7
Building and improvements	129.6	98.8
Machinery and equipment	445.4	357.9
Construction in progress	14.2	6.2

	601.1	467.6
Accumulated depreciation	(380.3)	(347.9)

Property, Plant and Equipment, Net	$220.8	$119.7

Depreciation expense was $27.4 million, $17.6 million and $19.3 million in 2011, 2010 and 2009, respectively. Included in depreciation and amortization expense of $33.5 million, $18.7 million and $20.4 million is $23.4 million, $14.0 million and $15.3 million in 2011, 2010 and 2009, respectively, related to depreciation of manufacturing facilities and equipment.

As of November 30, 2011 and 2010, the Company had $3.4 million and $2.9 million, respectively, of unamortized software costs included in machinery and equipment, primarily related to an Enterprise Resource Program (ERP) system, which the Company began implementing during 2005. Depreciation expense of software costs was $1.7 million, $0.7 million and $1.4 million in 2011, 2010 and 2009, respectively. The Company is depreciating these costs over five years.

Note M—Goodwill and Other Intangible Assets

Goodwill

The following table reflects changes in the carrying value of goodwill (dollars in millions):

Balance at December 1, 2010	$—
Acquisitions	87.0
Currency translation adjustment	1.0

Balance at November 30, 2011	$88.0

There was no goodwill or indefinite-lived intangible assets as of November 30, 2010.

Intangible Assets

The following table summarizes the Company’s intangible assets as of November 30, 2011 and 2010:

	November 30, 2011		November 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in millions)
Finite lived intangible assets
Patents	$9.6	$8.8	$9.6	$8.2
Trademarks	7.5	6.2	6.3	5.9
Technical know-how	17.6	6.0	5.1	3.8
Customer lists	38.3	3.4	1.7	.5
Other	10.4	2.4	3.8	2.3

	$83.4	$26.8	$26.5	$20.7

Indefinite lived intangible assets
Trademarks	$30.9	$—	$—	$—

Total intangible assets	$114.3	$26.8	$26.5	$20.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note M—Goodwill and Other Intangible Assets (Continued)

Amortization expense for finite lived intangible assets was $6.1 million, $1.1 million and $1.1 million for the years ended November 30, 2011, 2010 and 2009, respectively.

The following table summarizes expected future annual amortization expense for the Company’s finite-lived intangible assets:

(Dollars in millions)
2012	$5.9
2013	5.6
2014	5.2
2015	4.2
2016	4.1
Thereafter	31.5

Total	$56.5

Note N—Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	November 30,
	2011	2010
	(Dollars in millions)
$200 million Term Loan B—current portion (interest at 5.75%)	$2.0	$—
$150 million Term Loan B—current portion (interest at 2.8%)	—	1.5
Foreign subsidiaries borrowings (interest at 3.5%—12.0%)	9.3	3.3

Total	$11.3	$4.8

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $5.4 million and zero at November 30, 2011 and November 30, 2010, respectively. Foreign borrowings that were secured by equipment and land use rights of the foreign borrower were $3.9 million as of November 30, 2011 and $3.3 million as of November 30, 2010. The Company has one foreign borrowing facility for which it is required to maintain a compensating cash deposit in the U.S. The compensating cash deposit was $4.2 million at November 30, 2011. As of November 30, 2011, total borrowing capacity for these foreign working capital credit lines was $16.2 million, of which $9.3 million has been utilized. Also, as of November 30, 2011, there were $5.3 million letters of credit issued under the foreign letters of credit facilities.

The Company’s long-term debt consists of the following:

	November 30,
	2011	2010
	(Dollars in millions)
$200 million Term Loan B (interest at 5.75%)	$198.0	$—
$150 million Term Loan B (interest at 2.8%)	—	140.9
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.52%)	—	—

	448.0	390.9
Less: current portion	(2.0)	(1.5)
Unamortized original issue discount	(1.7)	—

Total long-term debt	$444.3	$389.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Debt and Credit Lines (Continued)

Payments on long-term debt over the next 5 years are as follows:

(Dollars in millions)
2012	$2.0
2013	$2.0
2014	$2.0
2015	$2.0
2016	$2.0
2017 and after	$438.0

In connection with the acquisition of ELIOKEM, as described in Note B, on November 3, 2010, the Company issued $250 million of Senior Notes with a 7.875% interest rate, payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. As of November 30, 2010, the proceeds of the Senior Notes were held in escrow subject to completion of the acquisition and, accordingly, were recognized as restricted cash. The Company may redeem a portion of the outstanding Senior Notes any time after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.

Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by the property, plant and equipment and intangible assets of the combined companies. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The applicable margin for the Eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one month Eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75%. Annual principal payments consist of $2.0 million, due in quarterly installments, and annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .9 at November 30, 2011. The Company’s EBITDA, as defined in the New Term Loan for covenant purposes, was $104.2 million for 2011 which provided a cushion of approximately $81.0 million for covenant measurement purposes.

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Debt and Credit Lines (Continued)

In December 2010, the Company amended and restated its Senior Secured Revolving Credit Facility (“Facility”), increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on November 30, 2011 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the New Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement and as of November 30, 2011 the fixed charge coverage ratio was 2.3. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the fourth quarter of 2011 and averaged $96.5 million during this period.

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

At November 30, 2011, the Company had $86.1 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At November 30, 2011, domestic letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $83.8 million.

The weighted-average interest rate on the Company’s debt was 6.9% for 2011 and 4.9% for 2010.

Net proceeds from the Senior Notes and the New Term Loan were used for the acquisition of ELIOKEM, including the repayment of ELIOKEM’s debt, the repayment of amounts outstanding under the Company’s $150 million Term Loan B, related fees and expenses and for general working capital purposes. The acquisition was completed on December 9, 2010.

The Company incurred approximately $15.5 million of deferred financing costs in connection with the issuance of the Senior Notes, the new $200 million Term Loan and the Facility. These new deferred financing costs are being amortized over the respective terms of the underlying debt. Total amortization expense of deferred financing costs was $2.7 million, $0.7 million and $0.6 million for 2011, 2010 and 2009, respectively. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B and were written-off in the first quarter of 2011.

The fair value of the Company’s debt at November 30, 2011 approximated $409.0 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

Cash paid for interest was $31.7 million, $6.8 million and $6.9 million for 2011, 2010 and 2009, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans

The Company maintains a number of defined benefit and defined contribution plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans. The Company uses a November 30 measurement date for its plans.

Effective November 30, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to measurement of pension and other post-retirement benefit plans, which requires the Company to measure the assets and obligations of its pension and other post-retirement benefit plans as of the balance sheet date. Accordingly, during 2009 the Company changed the measurement date of its pension and other post-retirement benefit plans from August 31 to November 30.

Defined Benefit Plans

The Company’s defined benefits plans generally provide benefits based on years of service and compensation for salaried employees and under negotiated non-wage based formulas for union-represented employees. The plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans.

Changes in benefit obligations and plan assets are as follows:

	2011	2010
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$244.6	$229.6
Service cost	1.7	1.6
Interest cost	14.2	13.4
Curtailment	—	2.9
Actuarial loss	6.9	11.2
Acquisitions	7.2	—
Benefits paid net of retiree contributions	(15.0)	(14.1)
Exchange rate changes	(.2)	—

Benefit Obligation at End of Year	$259.4	$244.6

Change in Plan Assets
Fair value of plan assets at beginning of year	$171.1	$163.7
Actual return on assets	8.4	16.4
Employer contributions	3.1	5.1
Acquisitions	.2	—
Benefits and expenses paid net of retiree contributions	(15.0)	(14.1)

Fair Value of Plan Assets at End of Year	$167.8	$171.1

Funded Status at November 30	$(91.6)	$(73.5)

Amounts Recognized in the Consolidated Balance Sheets
Current liability	$(.4)	$(.1)
Non-current liability	(91.5)	(73.3)

Net Amount Recognized	$(91.9)	$(73.4)

As of November 30, 2011 and 2010, the amounts included in Accumulated Other Comprehensive Loss that have not yet been recognized in net periodic benefit cost consist of:

	2011	2010
	(Dollars in millions)
Net actuarial (loss) gain	$(118.2)	$(107.0)
Prior service (costs) credit	$—	$(.2)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

The after-tax amount of unrecognized net actuarial loss at November 30, 2011 was $112.3 million. The estimated net loss for defined benefit plans that will be amortized from Accumulated Other Comprehensive Loss during 2012 is $3.1 million.

Net Periodic Benefit Cost

	2011	2010	2009
	(Dollars in millions)
Net Periodic Benefit Cost
Service costs for benefits earned	$1.7	$1.6	$2.8
Interest costs on benefit obligation	14.2	13.4	14.2
Amortization of prior service costs	.1	.6	.7
Assumed return on plan assets	(15.0)	(15.6)	(15.7)
Amortization of net loss	2.3	4.0	1.6
Curtailment loss (gain)	.1	4.2	(.8)

Total	$3.4	$8.2	$2.8

The Company made $3.1 million and $5.1 million in contributions to this plan during 2011 and 2010, respectively. The Company anticipates that it will be required to make a contribution to its pension plans of approximately $7.9 million in 2012. The Company anticipates pension expense to be approximately $4.1 million in 2012.

During the fourth quarter of 2011, for its Jeannette, Pennsylvania union-represented employees, the Company suspended the accrual of future service benefits under its U.S. Consolidated Pension Plan, effectively freezing future service benefits for all participants in the Company’s U.S. Consolidated Pension Plan. As a result, during 2011, the Company recognized a curtailment loss of $0.1 million. The Company also recognized curtailment losses of $4.2 million in 2010 and curtailment gains of $0.8 million in 2009 related to prior actions which froze future service benefits for other participants in this plan.

All benefits earned by affected employees through the effective dates have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document.

Estimated future benefit payments to retirees from the Company’s U.S. pension trust are as follows: 2012—$15.2 million, 2013—$15.5 million, 2014—$15.8 million, 2015—$16.1 million, 2016—$16.2 million, 2017—2021—$87.0 million.

Information regarding pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	2011	2010
	(Dollars in millions)
U.S. Pension Plans
Projected benefit obligation	$250.3	$244.0
Accumulated benefit obligation	250.3	244.0
Fair value of plan assets	167.6	171.1

Non-U.S. Pension Plans
Projected benefit obligation	$8.8	$.5
Accumulated benefit obligation	7.1	.4
Fair value of plan assets	.2	—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s defined benefit plans as of November 30, 2011 and 2010 were as follows:

	Pension Plans
	2011	2010
Weighted Average Assumptions
Discount rate used for liability determination	5.52%	5.83%
Annual rates of salary increase (non-U.S. plans)	3.07%	4.0%
Measurement date	11/30	11/30

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s defined benefit plans as of November 30, 2011, 2010 and 2009 were as follows:

	Pension Plans
	2011	2010	2009
Weighted Average Assumptions
Discount rate used for expense determination	5.8%	6.05%	7.24%
Assumed long-term rate of return on plan assets	8.0%	8.0%	8.0%
Annual rates of salary increase (non-U.S. plans)	2.37%	4.0%	4.0%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds that receive one of the two highest ratings given by a recognized investment ratings agency. The decrease in the discount rate in 2011 and 2010 is due to lower yields for these types of investments as a result of the economic environment. The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The rate of compensation increase is based on managements’ estimates using historical experience and expected increases in rates.

Pension Plans Assets

The Company’s defined benefit plans are funded primarily through asset trusts, insurance contracts or through general assets of the Company. The Company employs a total return on investments approach for its U.S. defined benefit pension plan assets. A mix of equity securities, fixed income securities and alternative investments are used to maximize the long-term rate of return on assets for the level of risk. Asset allocation at November 30, 2011, target allocation for 2011 and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2011	Percentage of Plan Assets At November 30,		Weighted- Average Expected Long-Term Rate Of Return
		2011	2010
Equity securities	53%	52%	51%	5.1%
Fixed income securities	25%	24%	22%	1.0%
Real estate partnerships	5%	4%	4%	.4%
Other	17%	20%	23%	1.5%

Total	100%	100%	100%	8.0%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Included in Other are short-term money funds and hedge funds.

The following table sets forth, by level within the fair value hierarchy, the U.S. defined benefit plans’ assets at November 30, 2011:

	Total	Level 1	Level 2	Level 3
		(Dollars in millions)
Money market funds	$.1	$.1	$—	$—
Registered investment companies:
Equity mutual funds	86.3	86.3	—	—
Fixed income mutual funds	40.9	40.9	—	—

Registered Investment companies	127.2	127.2	—
Collective trust funds:
Private investment funds	9.4	—	—	9.4
Collateralized loan obligations	23.5	—	—	23.5

Collective trust funds	32.9	—	—	32.9
Real estate partnerships	7.3	—	—	7.3

	$167.5	$127.3	$—	$40.2

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

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

A reconciliation of beginning and ending Level 3 measurements is as follows:

	Total	Collective Trusts	Real Estate Partnerships
	(Dollars in millions)
Beginning balance, December 1, 2009	$48.6	$39.3	$9.3
Settlements	(6.3)	(6.3)	—
Total gains or losses included in funded status	3.4	5.4	(2.0)

Ending balance, November 30, 2010	$45.7	$38.4	$7.3

Settlements	(8.9)	(8.9)	—
Total gains or losses included in funded status	3.4	3.4	—

Ending balance, November 30, 2011	$40.2	$32.9	$7.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

The following table sets forth a summary of the Plan’s investments with a reported NAV as of November 30, 2011 (dollars in millions).

Fair Value
SEI Structured Credit Collective Fund(a)	$23.5
SEI Opportunity Collective Fund(b)	$9.4

(a)	The SEI Structured Credit Collective Fund seeks to provide high general returns by investing in collateralized debt obligations (“CDO’s”) and other structured credit instruments. The SEI Structured Credit Collective Fund requires a two-year non-redemption period after which investments can be redeemed at any time, however a 90 day redemption notification period is required. The Plan has satisfied all funding obligations related to this investment and has surpassed the two-year non-redemption period.
(b)	The SEI Opportunity Collective Fund seeks to provide returns that are less correlated with investments in traditional asset classes and that provide a return that falls somewhere between stocks and bonds while incurring bond-like risk. Investment in the SEI Opportunity Collective Fund can be redeemed at any time; however, a 90 day redemption notification period is required. The Plan has satisfied all funding obligations related to this investment.

Defined Contribution Plans

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. All Company contributions are made with Company stock. The Company suspended the Company match provisions of this plan for all salaried employees between November 7, 2008 and August 14, 2009. The non-cash cost of this plan for the Company was approximately $1.8 million in 2011, $1.7 million in 2010 and $1.0 million in 2009. The defined contribution 401(k) plan contained approximately 1.9 million shares at both November 30, 2011 and 2010 of the Company’s common stock.

Health Care Plans

The Company provides retiree medical plans for certain active and retired U.S. employees of which there were 956 participants as of November 30, 2011. The plans generally provide for cost sharing in the form of retiree contributions, deductibles and coinsurance between the Company and its retirees, and a fixed cost cap on the amount the Company pays annually to provide future retiree medical coverage. These post-retirement benefits are unfunded and are accrued by the date the employee becomes eligible for the benefits. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments.

Because the Company’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2011 and would have no effect on the aggregate of the service and interest components of the net periodic cost.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Changes in benefit obligations are as follows:

	2011	2010
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$8.7	$9.6
Service cost	—	.1
Interest cost	.4	.5
Curtailment	—	(.8)
Actuarial loss	.2	.4
Benefits paid net of retiree contributions	(.6)	(1.1)

Benefit Obligation at End of Year	$8.7	$8.7

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	.6	1.1
Benefits and expenses paid net of retiree contributions	(.6)	(1.1)

Fair Value of Plan Assets at End of Year	$—	$—

Funded Status at November 30	$(8.7)	$(8.7)

Amounts Recognized in the Consolidated Balance Sheets
Current liability	$(.9)	$(1.0)
Non-current liability	(7.8)	(7.7)

Net Amount Recognized	$(8.7)	$(8.7)

As of November 30, 2011 and 2010, the amounts included in Accumulated Other Comprehensive Loss that have not yet been recognized in net periodic benefit cost consist of:

	2011	2010
	(Dollars in millions)
Net actuarial gain	$19.6	$21.6
Prior service credit	$.9	$1.2

Net Periodic Benefit Cost

	2011	2010	2009
	(Dollars in millions)
Net Periodic Benefit Cost
Service costs for benefits earned	$.1	$.1	$.1
Interest costs on benefit obligation	.4	.5	.7
Amortization of prior service credits	(.3)	(.3)	(.3)
Amortization of net gain	(1.9)	(2.3)	(2.4)
Curtailment gain	—	(.8)	—

Total	$(1.7)	$(2.8)	$(1.9)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Estimated future benefit payments and Medicare Part D subsidies for the retiree health care plans are as follows:

	Benefit Payments	Medicare Part D Subsidy
	(Dollars in millions)
2012	$1.0	$.2
2013	$1.0	$.2
2014	$1.0	$.2
2015	$1.0	$.2
2016	$1.0	$.2
2017 — 2021	$4.3	$.9

The Company expects to record non-cash retiree medical health care income of approximately $1.5 million in 2011.

The estimated net gain and prior service credit for retiree medical plans that will be amortized from Accumulated Other Comprehensive Loss during 2012 are $1.7 million and $0.3 million, respectively.

Assumptions

	2011	2010	2009
Weighted Average Assumptions
Discount rate used for liability determination	5.18%	4.90%	6.05%
Discount rate used for expense determination	4.9%	6.05%	7.36%
Current trend rate for health care costs	8.0%	8.2%	8.4%
Ultimate trend rate for health care costs	4.5%	4.5%	4.5%
Year reached	2028	2028	2028
Measurement date	11/30	11/30	11/30

The discount rate reflects the current rate at which the retiree medical liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected health care payments with maturities of a portfolio of available non-callable bonds that receive one of the two highest ratings given by a recognized investment ratings agency. The decrease in the discount rate in 2011 and 2010 is due to lower yields for these types of investments as a result of the economic environment.

Note P—Contingencies and Commitments

Litigation

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note P—Contingencies and Commitments (Continued)

Leases

The Company leases certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $4.2 million in 2011, $4.0 million in 2010 and $4.0 million in 2009. Future minimum commitments at November 30, 2011 for non-cancelable operating leases were $39.0 million with annual amounts of $5.6 million in 2012, $4.9 million in 2013, $3.8 million in 2014, $2.2 million in 2015, $1.9 million in 2016 and $20.7 million for leases after 2015.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2011 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Collective Bargaining Agreements

Approximately 9.8%, or 225, of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain employees of our foreign operations are also covered by collective bargaining agreements. In March 2011, the Company and its Akron, Ohio members of International Chemical Workers Union Council of UFCW, Local 419 agreed to a new three year contract. On September 12, 2011, the Company and its Jeannette, Pennsylvania employee members of United Steelworkers Local 22L Union agreed to a new three year contract. There is one contract covering approximately 54 employees which expires in 2012.

Note Q—Share-Based Compensation Plans

The OMNOVA Solutions Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. The second amendment to the Plan, which was approved by shareholders on March 22, 2007, also added a fungible share design, changed share counting provisions and dividend rights, added additional metrics to management objectives and other administrative changes. As of November 30, 2011, approximately .6 million shares of Company common stock remained available for grants under the Plan.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note Q—Share-Based Compensation Plans (Continued)

A summary of the Company’s stock option activity and related information for the years ended 2011, 2010 and 2009 is as follows:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,968,892	$6.00	2,614,461	$6.32	3,339,611	$6.72
Granted	—	$—	—	$—	1,000	$1.25
Forfeited or expired	(445,816)	$5.38	(598,160)	$7.40	(683,975)	$8.30
Exercised	(375,650)	$6.44	(47,409)	$6.02	(42,175)	$5.67

Outstanding at end of year	1,147,426	$6.10	1,968,892	$6.00	2,614,461	$6.32

The weighted average grant date fair value of options granted during 2009 was $0.76.

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2011 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$0.00—$4.99	554,125	$4.14	1.1	553,873	$4.14
$5.00—$5.99	63,500	$5.73	2.6	63,500	$5.73
$6.00—$6.99	4,000	$6.08	4.1	4,000	$6.08
$7.00—$8.99	525,801	$8.20	.3	525,801	$8.20

Total	1,147,426	$6.10	.9	1,147,174	$6.10

There were 1,968,392 and 2,613,461 stock options exercisable with weighted average prices of $6.00 and $6.32 at November 30, 2010 and 2009, respectively.

A summary of the Company’s restricted stock activity and related information for the years ended November 30, 2011, 2010 and 2009 is as follows:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested	1,333,650	$3.65	1,394,570	$3.45	1,079,524	$4.43
Granted	269,675	$7.95	232,900	$7.55	610,550	$2.68
Vested	(505,900)	$3.05	(262,270)	$6.14	(264,904)	$5.55
Forfeited	(20,950)	$4.80	(31,550)	$2.96	(30,600)	$4.28

Non-vested at end of year	1,076,475	$4.99	1,333,650	$3.65	1,394,570	$3.45

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note Q—Share-Based Compensation Plans (Continued)

Compensation expense for all share-based payments, included in general and administrative expense, was $1.6 million, $1.6 million and $1.6 million during 2011, 2010 and 2009, respectively.

As of November 30, 2011, there was $2.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements to be amortized over the next 2 years.

The intrinsic value of stock options exercised during 2011, 2010 and 2009 was $0.7 million, $0.3 million and $0.1 million, respectively. The intrinsic value of stock options that were outstanding as of November 30, 2011, 2010 and 2009 was $0.1 million, $5.5 million and $2.3 million, respectively.

Cash received from options exercised was $2.4 million in 2011, $0.3 million in 2010 and $0.1 million during 2009.

Note R—Business Segment Information

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

In 2011, segment operating profit for the Performance Chemicals segment includes the margin impact of $2.7 million for the fair value charge of inventory acquired in the ELIOKEM acquisition, $0.9 million for a customer trade accounts receivable allowance and $1.1 million for restructuring and severance costs. The 2011 Decorative Products segment operating loss includes asset impairment charges of $3.1 million, restructuring, severance and plant closure costs of $0.9 million, a tax indemnification adjustment of $0.2 million and a pension plan curtailment charge of $0.1 million.

In 2010, segment operating profit for the Performance Chemicals segment includes a $9.7 million gain on the termination of the RohmNova joint marketing alliance, restructuring and severance charges of $0.4 million and a net retirement benefit plan curtailment charge of $0.1 million. The Decorative Products segment operating loss includes asset impairment charges of $6.2 million, strike-related costs of $5.5 million, net retirement benefit plan curtailment charges of $3.2 million, a legal settlement of $0.3 million, a customs duty settlement of $0.3 million, a reversal of an indemnification receivable of $0.3 million and restructuring and severance charges of $0.2 million. Performance Chemicals’ 2009 operating profit includes asset write-offs of $0.6 million, a net retirement benefit plan charge of $0.2 million and restructuring and severance charges of $0.2 million. Decorative Products’ 2009 segment operating profit includes restructuring and severance charges of $1.8 million, $0.6 million of clean-up and repair costs related to a flood, asset write-offs of $0.5 million, a reversal of an indemnification receivable of $0.3 million and a net retirement benefit plan curtailment gain of $0.7 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note R—Business Segment Information (Continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated income (loss) from continuing operations before income taxes.

	2011	2010	2009
	(Dollars in millions)
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$399.2	$330.1	$249.2
Specialty Chemicals	552.7	197.8	147.6

Total Performance Chemicals	$951.9	$527.9	$396.8

Decorative Products
Coated Fabrics	$147.7	$155.4	$146.6
Laminates and Performance Films	101.5	98.4	81.9

Total Decorative Products	$249.2	$253.8	$228.5

Total Net Sales	$1,201.1	$781.7	$625.3

Segment Operating Profit (Loss)
Performance Chemicals	$86.5	$73.3	$47.9
Decorative Products	(1.3)	(3.2)	2.2

Total segment operating profit	85.2	70.1	50.1
Interest expense	(38.0)	(8.7)	(8.1)
Corporate expenses(a)	(13.8)	(22.6)	(13.6)
Deferred financing fees write-off	(1.0)	—	—
Acquisition and integration costs	(2.3)	(5.5)	—

Income From Continuing Operations Before Income Taxes	$30.1	$33.3	$28.4

(a)	Included in corporate expenses for 2010 are a fair value adjustment of $9.2 million related to a Euro currency option collar which the Company put in place to hedge currency risk for the ELIOKEM acquisition.

	2011	2010	2009
	(Dollars in millions)
Total Assets
Performance Chemicals	$563.5	$138.1
Decorative Products	138.5	146.0
Corporate	146.5	412.2
Discontinued Operations	16.6	30.7

	$865.1	$727.0

Capital Expenditures
Performance Chemicals	$17.9	$8.2	$5.3
Decorative Products	6.0	4.0	3.5
Corporate	.2	1.5	.3

	$24.1	$13.7	$9.1

Depreciation and Amortization
Performance Chemicals	$24.6	$9.4	$9.9
Decorative Products	8.5	9.0	10.2
Corporate	.4	.3	.3

	$33.5	$18.7	$20.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note R—Business Segment Information (Continued)

GEOGRAPHIC INFORMATION

	2011	2010	2009
	(Dollars in millions)
Net Sales
United States	$731.5	$608.3	$469.8
United States export sales	11.0	20.6	21.5
Europe	260.6	31.0	24.0
Asia	198.0	121.8	110.0

	$1,201.1	$781.7	$625.3

Segment Operating Profit
United States	$63.2	$64.5	$41.1
Europe	23.5	2.8	3.7
Asia	(1.5)	2.8	5.3

	$85.2	$70.1	$50.1

Total Assets
United States	$428.1	$626.7
Europe	255.6	10.9
Asia	181.4	89.4

	$865.1	$727.0

Long-Lived Assets
United States	$105.5	$94.4
Europe	60.2	—
Asia	55.1	25.3

	$220.8	$119.7

Note S—Financial Instruments and Fair Value Measurements

Assets and liabilities that are within the provisions of Accounting Standards Codification 820 are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The Company’s foreign currency exchange contracts are not exchange traded instruments; however, they are valued based on observable inputs for similar assets or liabilities and accordingly are classified as level 2 inputs. The fair value of these contracts at November 30, 2011 was less than $0.1 million.

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness

The $250 million Senior Notes are jointly, severally and unconditionally guaranteed on a senior unsecured basis by all of OMNOVA Solution Inc.’s existing and future domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). Presented below are the condensed financial statements of OMNOVA Solutions (“Parent”) as borrower, its combined Guarantor subsidiaries and its combined Non-Guarantor subsidiaries. The separate financial information of subsidiary guarantors of indebtedness for prior periods have been adjusted to reflect discontinued operations. The income (loss) of the Company’s subsidiary guarantors and non-guarantors in these condensed consolidating statements of operations are presented under the equity method for purpose of this disclosure only.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$790.5	$—	$431.1	$(20.5)	$1,201.1
Cost of products sold	653.2	—	349.5	(20.2)	982.5

Gross profit	137.3	—	81.6	(.3)	218.6
Selling, general and administrative	71.8	1.2	35.6	—	108.6
Depreciation and amortization	16.4	—	17.1	—	33.5
Restructuring and severance	.6	—	1.0	—	1.6
Asset impairment	.7	—	2.4	—	3.1
Interest expense	30.8	(1.4)	8.2	.4	38.0
Deferred financing fees write-off	1.0	—	—	—	1.0
(Income) loss from subsidiaries	8.4	10.0	—	(18.4)	—
Acquisition and integration costs	2.3	—	—	—	2.3
Other (income) expense, net	(4.5)	(.8)	5.6	.1	.4

	127.5	9.0	69.9	(17.9)	188.5

Income (loss) from continuing operations before income taxes	9.8	(9.0)	11.7	17.6	30.1
Income tax (benefit) expense	7.0	—	6.4	—	13.4

Income (loss) from continuing operations	2.8	(9.0)	5.3	17.6	16.7
Income (loss) from discontinued operations	(5.6)	1.4	(15.3)	—	(19.5)

Net (Loss) Income	$(2.8)	$(7.6)	$(10.0)	$17.6	$(2.8)

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2010

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$646.5	$—	$152.8	$(17.6)	$781.7
Cost of products sold	520.0	—	132.6	(17.3)	635.3

Gross profit	126.5	—	20.2	(.3)	146.4
Selling, general and administrative	67.1	.8	9.7	—	77.6
Depreciation and amortization	14.9	—	3.8	—	18.7
Restructuring and severance	.5	—	—	—	.5
Asset impairment	2.7	—	—	—	2.7
Interest expense	8.5	—	.2	—	8.7
Acquisition and integration costs	5.5	—	—	—	5.5
(Income) loss from subsidiaries	(4.5)	(3.9)	—	8.4	—
Other (income) expense, net	(.9)	(.4)	.7	—	(.6)

	93.8	(3.5)	14.4	8.4	113.1

Income (loss) from continuing operations before income taxes	32.7	3.5	5.8	(8.7)	33.3
Income tax (benefit) expense	(83.9)	—	—	—	(83.9)

Income (loss) from continuing operations	116.6	3.5	5.8	(8.7)	117.2
Income (loss) from discontinued operations	(8.7)	1.3	(1.9)	—	(9.3)

Net Income (Loss)	$107.9	$4.8	$3.9	$(8.7)	$107.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2009

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$503.1	$—	$133.9	$(11.7)	$625.3
Cost of products sold	390.8	—	111.7	(11.9)	490.6

Gross Profit	112.3	—	22.2	.2	134.7
Selling, general and administrative	67.1	1.1	8.6	—	76.8
Depreciation and amortization	16.0	—	4.4	—	20.4
Fixed asset impairment	1.1	—	—	—	1.1
Restructuring and severance	1.0	—	.4	—	1.4
Interest expense	7.8	—	.3	—	8.1
(Income) loss from subsidiaries	(7.4)	(8.2)	—	15.6	—
Other (income) expense, net	(.8)	(.5)	(.2)	—	(1.5)

	84.8	(7.6)	13.5	15.6	106.3

Income from continuing operations before income taxes	27.5	7.6	8.7	(15.4)	28.4
Income tax expense	.5	—	.5	—	1.0

Income (loss) from continuing operations	27.0	7.6	8.2	(15.4)	27.4
Income (loss) from discontinued operations	(.8)	1.6	(2.0)	—	(1.2)

Net Income	$26.2	$9.2	$6.2	$(15.4)	$26.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$55.1	$—	$43.8	$—	$98.9
Restricted cash	4.2	—	—	—	4.2
Accounts receivable, net	87.7	—	75.5	—	163.2
Inventories	35.9	—	49.0	(.4)	84.5
Deferred income taxes	4.5	—	3.0	(1.0)	6.5
Prepaid expenses and other	2.6	—	1.3	—	3.9
Assets held for sale—current	—	—	16.6	—	16.6

Total Current Assets	190.0	—	189.2	(1.4)	377.8
Property, plant and equipment, net	105.5	—	115.3	—	220.8
Trademarks and other intangible assets, net	80.5	—	95.1	(.1)	175.5
Deferred income taxes	67.1	—	5.1	(3.1)	69.1
Investments in subsidiaries and inter company	84.4	138.1	2.7	(225.2)	—
Other assets	214.1	(.1)	6.1	(198.2)	21.9
Assets held for sale—non-current	.1	40.9	(.1)	(40.9)	—

Total Assets	$741.7	$178.9	$413.4	$(468.9)	$865.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$9.3	$—	$11.3
Accounts payable	51.9	—	56.6	—	108.5
Accrued payroll and personal property taxes	13.2	.1	3.5	—	16.8
Employee benefit obligations	2.2	—	—	—	2.2
Deferred income taxes	—	—	1.1	(1.0)	.1
Other current liabilities	4.6	.6	4.6	(.7)	9.1
Liabilities held for sale—current	—	—	8.5	—	8.5

Total Current Liabilities	73.9	.7	83.6	(1.7)	156.5
Long-term debt	444.3	—	—	—	444.3
Postretirement benefits other than pensions	7.8	—	—	—	7.8
Pension liabilities	82.6	—	8.9	—	91.5
Deferred income taxes	—	—	31.4	(3.1)	28.3
Other liabilities	11.4	68.4	249.0	(313.8)	15.0

Total Liabilities	620.0	69.1	372.9	(318.6)	743.4
Shareholders’ Equity
Common stock	4.6	—	57.1	(57.1)	4.6
Additional contributed capital	324.9	140.6	8.9	(149.5)	324.9
Retained earnings (deficit)	(114.8)	(32.3)	(27.1)	59.4	(114.8)
Treasury stock	(2.7)	—	—	—	(2.7)
Accumulated other comprehensive loss	(90.3)	1.5	1.6	(3.1)	(90.3)

Total Shareholders’ Equity	121.7	109.8	40.5	(150.3)	121.7

Total Liabilities and Shareholders’ Equity	$741.7	$178.9	$413.4	$(468.9)	$865.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2010

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$49.6	$—	$21.6	$—	$71.2
Restricted cash	253.1	—	—	—	253.1
Accounts receivable, net	65.9	—	32.9	—	98.8
Inventories	26.4	—	15.3	(.4)	41.3
Deferred income taxes	6.0	—	—	—	6.0
Prepaid expenses and other	1.3	—	1.2	—	2.5
Assets held for sale—current	—	—	18.9	—	18.9

Total Current Assets	402.3	—	89.9	(.4)	491.8
Property, plant and equipment, net	94.4	—	25.3	—	119.7
Trademarks and other intangible assets, net	3.3	—	2.5	—	5.8
Deferred income taxes	85.9	—	.6	(.3)	86.2
Investments in subsidiaries and inter company	(46.7)	24.0	.6	22.1	—
Other assets	148.3	—	.6	(137.2)	11.7
Assets held for sale—non-current	.2	40.9	11.5	(40.8)	11.8

Total Assets	$687.7	$64.9	$131.0	$(156.6)	$727.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$1.5	$—	$3.3	$—	$4.8
Accounts payable	59.3	.1	23.4	(.1)	82.7
Accrued payroll and personal property taxes	14.9	—	1.6	—	16.5
Employee benefit obligations	2.4	—	—	—	2.4
Other current liabilities	9.2	.7	1.2	(.7)	10.4
Liabilities held for sale—current	—	—	7.1	—	7.1

Total Current Liabilities	87.3	.8	36.6	(.8)	123.9
Long-term debt	389.4	—	—	—	389.4
Postretirement benefits other than pensions	7.6	—	—	—	7.6
Pension liabilities	72.8	—	.5	—	73.3
Deferred income taxes	—	—	2.0	(.3)	1.7
Other liabilities	7.2	96.9	38.1	(134.5)	7.7

Total Liabilities	564.3	97.7	77.2	(135.6)	603.6
Shareholders’ Equity
Common stock	4.5	—	67.0	(67.0)	4.5
Additional contributed capital	318.0	—	8.9	(8.9)	318.0
Retained earnings (deficit)	(112.0)	(34.7)	(22.8)	57.5	(112.0)
Treasury stock	(1.3)	—	—	—	(1.3)
Accumulated other comprehensive loss	(85.8)	1.9	.7	(2.6)	(85.8)

Total Shareholders’ Equity	123.4	(32.8)	53.8	(21.0)	123.4

Total Liabilities and Shareholders’ Equity	$687.7	$64.9	$131.0	$(156.6)	$727.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2011

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$(2.8)	$(7.6)	$(10.0)	$17.6	$(2.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposal of fixed assets	—	—	1.2	—	1.2
Depreciation and amortization	16.4	—	17.1	—	33.5
Amortization of deferred financing fees	2.7	—	—	—	2.7
Impairment of fixed assets	.7	—	2.4	—	3.1
Non-cash stock compensation expense	3.4	—	—	—	3.4
Provision for uncollectible accounts	.9	—	.9	—	1.8
Provision for obsolete inventory	2.2	—	.4	—	2.6
Deferred income taxes	11.8	—	(.7)	(.4)	10.7
Other	.1	—	.2	(.1)	.2
Changes in operating assets and liabilities:
Current assets	(29.6)	.1	(22.4)	.1	(51.8)
Current liabilities	(6.2)	(.1)	14.8	.3	8.8
Other non-current assets	(162.7)	10.0	(94.6)	228.2	(19.1)
Contribution to defined benefit plan	(2.8)	—	—	—	(2.8)
Other non-current liabilities	(86.3)	—	212.9	(120.0)	6.6
Discontinued operations	2.2	—	15.4	—	17.6

Net Cash Provided By (Used In) Operating Activities	(250.0)	2.4	137.6	125.7	15.7
Investing Activities
Capital expenditures	(13.9)	—	(10.2)	—	(24.1)
Acquisitions of business, less cash received	(21.5)	(142.6)	(107.5)	—	(271.6)
Proceeds from asset disposals	—	—	1.0	—	1.0
Restricted cash	253.2	—	—	—	253.2
Discontinued operations	(.4)	—	(.2)	—	(.6)

Net Cash Provided by (Used in) Investing Activities	217.4	(142.6)	(116.9)	—	(42.1)
Financing Activities
Proceeds from borrowings	199.2	—	—	—	199.2
Repayment of debt obligations	(144.0)	—	—	—	(144.0)
Short-term debt (payments), net	—	—	1.4	—	1.4
Payments for debt refinancing	(15.5)	—	—	—	(15.5)
Restricted cash	(4.2)	—	—	—	(4.2)
Cash received from exercise of stock options	2.4	—	—	—	2.4
Other	—	140.6	(10.0)	(130.6)	—

Net Cash Provided by (Used in) Financing Activities	37.9	140.6	(8.6)	(130.6)	39.3
Effect of exchange rate changes on cash	.2	(.4)	10.1	4.9	14.8

Net Increase (Decrease) in Cash and Cash Equivalents	5.5	—	22.2	—	27.7
Cash and cash equivalents at beginning of period	49.6	—	21.6	—	71.2

Cash and Cash Equivalents at End of Period	$55.1	$—	$43.8	$—	$98.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2010

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$107.9	$4.8	$3.9	$(8.7)	$107.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	—	—	—	—	—
Depreciation and amortization	14.9	—	3.8	—	18.7
Impairment of fixed assets	2.7	—	—	—	2.7
Amortization of deferred financing fees	.7	—	—	—	.7
Gain from dissolution of joint marketing alliance	(9.7)	—	—	—	(9.7)
Fair value adjustment for currency collar	9.2	—	—	—	9.2
Settlement of interest rate swap	4.3	—	—	—	4.3
Non-cash stock compensation expense	3.5	—	—	—	3.5
Provision for uncollectible accounts	.2	—	(.1)	—	.1
Provision for obsolete inventory	—	—	.1	—	.1
Deferred income taxes	(91.9)	—	.7	—	(91.2)
Other	(.5)	—	.1	—	(.4)
Changes in operating assets and liabilities:
Current assets	(5.4)	—	(3.9)	.5	(8.8)
Current liabilities	7.5	—	2.8	—	10.3
Other non-current assets	(4.7)	(3.9)	.4	8.5	.3
Contribution to defined benefit plan	(5.1)	—	—	—	(5.1)
Other non-current liabilities	11.3	(.8)	(9.5)	(1.0)	—
Discontinued operations	3.0	—	6.0	—	9.0

Net Cash Provided By (Used In) Operating Activities	47.9	.1	4.3	(.7)	51.6
Investing Activities
Capital expenditures	(12.1)	—	(1.6)	—	(13.7)
Acquisitions of intangible assets	(2.5)	—	—	—	(2.5)
Proceeds from dissolution of joint marketing alliance	9.7	—	—	—	9.7
Proceeds from insurance settlements	.4	—	—	—	.4
Proceeds from asset disposals	—	—	.5	—	.5
Restricted cash	(253.1)	—	—	—	(253.1)
Discontinued operations	(.9)	—	(.2)	—	(1.1)

Net Cash Used in Investing Activities	(258.5)	—	(1.3)	—	(259.8)
Financing Activities
Proceeds from borrowings	662.1	—	—	—	662.1
Repayment of debt obligations	(413.6)	—	—	—	(413.6)
Short-term debt (payments), net	—	—	1.5	—	1.5
Other	—	—	—	—	—

Net Cash Provided by Financing Activities	248.5	—	1.5	—	250.0
Effect of exchange rate changes on cash	—	(.1)	(2.4)	.7	(1.8)

Net Increase (Decrease) in Cash and Cash Equivalents	37.9	—	2.1	—	40.0
Cash and cash equivalents at beginning of period	11.7	—	19.5	—	31.2

Cash and Cash Equivalents at End of Period	$49.6	$—	$21.6	$—	$71.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2009

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$26.2	$9.2	$6.2	$(15.4)	$26.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on disposal of fixed assets	1.2	—	—	(.2)	1.0
Depreciation and amortization	16.0	—	4.4	—	20.4
Amortization of deferred financing fees	.6	—	—	—	.6
Impairment of fixed assets	1.1	—	—	—	1.1
Non-cash stock compensation expense	2.3	—	—	—	2.3
Provision for uncollectible accounts	.7	—	(.1)	—	.6
Provision for obsolete inventories	(.4)	—	.6	—	.2
Deferred income taxes	—	—	(.7)	—	(.7)
Other	.1	—	—	—	.1
Changes in operating assets and liabilities:
Current assets	19.2	(.1)	.8	.5	20.4
Current liabilities	(.3)	—	(1.0)	.4	(.9)
Other non-current assets	(8.4)	(8.2)	1.3	13.6	(1.7)
Other non-current liabilities	(.9)	(.9)	3.9	(1.6)	.5
Discontinued operations	3.1	—	.4	—	3.5

Net Cash Provided By (Used In) Operating Activities	60.5	—	15.8	(2.7)	73.6
Investing Activities
Capital expenditures	(7.5)	—	(1.6)	—	(9.1)
Proceeds from insurance settlements	.8	—	—	—	.8
Proceeds from asset disposals	.6	—	—	—	.6
Discontinued operations	(1.0)	—	(.3)	—	(1.3)

Net Cash Used in Investing Activities	(7.1)	—	(1.9)	—	(9.0)
Financing Activities
Proceeds from borrowings	514.2	—	—	—	514.2
Repayment of debt obligations	(555.5)	—	—	—	(555.5)
Short-term debt (payments), net	—	—	(2.9)	—	(2.9)
Other	.1	—	—	(.2)	(.1)

Net Cash (Used In) Provided By Financing Activities	(41.2)	—	(2.9)	(.2)	(44.3)
Effect of exchange rate changes on cash	(.6)	—	(.2)	2.1	1.3

Net Increase in Cash and Cash Equivalents	11.6	—	10.8	(.8)	21.6
Cash and cash equivalents at beginning of period	.1	—	8.7	.8	9.6

Cash and Cash Equivalents at End of Period	$11.7	$—	$19.5	$—	$31.2

Note U—Subsequent Event

As disclosed in Note C, the Company completed the sale of its North American wallcovering business on December 12, 2011. Also, as disclosed in Note J, during the fourth quarter of 2011, the Company reversed $1.7 million of a trade receivable allowance due to a settlement with a customer.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three Months Ended
2011	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$271.9	$312.9	$314.9	$301.4
Gross profit(1)(2)	$52.1	$60.3	$50.4	$55.8
Restructuring and severance	$(.8)	$(.5)	$(.1)	$(.2)
Acquisition and integration related expenses(3)	$(1.9)	$(.8)	$.4	$—
Asset impairments and write-offs	$—	$—	$(2.4)	$(.7)
Customer trade receivable write-off	$—	$—	$(2.6)	$1.7
Income (loss) from continuing operations	$1.5	$7.5	$1.4	$6.3
Net income (loss)	$1.0	$6.2	$.4	$(10.4)
Income (loss) per share from continuing operations(4)
Basic	$.03	$.17	$.03	$.14
Diluted	$.03	$.16	$.03	$.14
Net income (loss) per share(4)
Basic	$.02	$.14	$.01	$(.23)
Diluted	$.02	$.14	$.01	$(.23)
Common stock price range per share—high	$9.10	$9.43	$9.40	$4.84
—low	$6.77	$6.45	$4.14	$3.07

	Three Months Ended
2010	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$167.9	$210.7	$212.8	$190.3
Gross profit(1)(2)	$34.9	$42.6	$36.9	$32.0
Restructuring and severance	$(.3)	$—	$(.2)	$—
Acquisition and integration related expenses(3)	$—	$(.7)	$(1.9)	$(2.9)
Gain on dissolution of joint marketing alliance	$—	$9.7	$—	$—
Fair value adjustment on a foreign currency collar	$—	$—	$—	$(9.2)
Reversal of deferred tax valuation allowance	$—	$—	$—	$98.2
Asset impairments and write-offs	$—	$(2.7)	$—	$—
Income from continuing operations	$8.4	$18.6	$6.6	$83.6
Net income (loss)	$7.8	$15.1	$3.5	$81.5
Income per share from continuing operations(4)
Basic	$.19	$.42	$.15	$1.87
Diluted	$.19	$.41	$.15	$1.85
Net income (loss) per share(4)
Basic	$.18	$.34	$.08	$1.82
Diluted	$.17	$.33	$.08	$1.80
Common stock price range per share—high	$6.94	$8.58	$8.69	$8.89
—low	$5.09	$5.99	$6.00	$6.15

(1)

Gross profit excludes depreciation expense. Depreciation expense related to manufacturing facilities and equipment was $5.7 million, $5.8 million, $5.8 million and $6.1 million for the three months ended February 28, 2011, May 31, 2011, August 31, 2011 and November 30, 2011 and $3.7 million, $3.7 million, $3.3 million and $3.4 million for the three months ended February 28, 2010, May 31, 2010, August 31, 2010 and November 30, 2010, respectively.

(2)

Gross profit includes net LIFO inventory reserve adjustments of $.8 million, $2.4 million, $3.6 million and $(2.9) million for the three months ended February 28, 2011, May 31, 2011, August 31, 2011, and November 30, 2011, respectively, and $0.6 million, $1.3 million, $0.6 million and $0.4 million for the three months ended February 28, 2010, May 31, 2010, August 31, 2010, and November 30, 2010. Gross profit in 2011 also includes a fair value adjustment of $2.7 million in the three months ended February 28, 2011 for inventory acquired in the ELIOKEM acquisition and inventory write-offs of $0.4 million for the three months ended November 30, 2011. 2010 also includes strike-related costs of $0.1 million, $1.1 million and $0.2 million for the three months ended May 31, August 31 and November 30, 2010, respectively, and net retirement benefit plan curtailment charges of $1.4 million for the three months ended November 30, 2010.

(3)	Acquisition and integration expense are related to the Company’s December 9, 2010 acquisition of Eliokem International SAS.
(4)	The sum of the quarterly earnings per share amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no change in accountants or disagreements with the Company’s independent registered public accounting firm regarding accounting and financial disclosure matters during the two most recent years of the Company or during any period subsequent to the date of the Company’s most recent consolidated financial statements.

Item 9A.	Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2011. Based on its evaluation, management has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth on pages 40 and 41 of this report, respectively, and are incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2012 Annual Meeting of Shareholders is set forth on pages 6 and 7 of the Company’s 2012 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2012 Annual Meeting of Shareholders is set forth on pages 8 through 11 of the Company’s 2012 Proxy Statement and is incorporated herein by reference. Information with respect to procedures by which shareholders may recommend nominees for election to the Company’s Board of Directors is set forth on page 30 of the Company’s 2012 Proxy Statement and is incorporated herein by reference. Also see Executive Officers of the Registrant on page 17 of this Report.

Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth on pages 28 and 29 of the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act of 1934, as amended, is set forth on page 79 of the Company’s 2012 Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, the OMNOVA Solutions Business Conduct Policies, is available on its website at www.omnova.com.

Item 11.	Executive Compensation

Information regarding executive compensation is set forth on pages 36 through 77 of the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth on pages 78 and 79 of the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

Information regarding the Company’s only existing compensation plan, the Second Amended and Restated 1999 Equity and Performance Incentive Plan is set forth on page 27 of the Company’s 2012 proxy statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, Director Independence

Information regarding certain relationships and related transactions and director independence is set forth on pages 33 and 34 of the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services provided by the Company’s independent registered public accounting firm during the years ended November 30, 2011 and 2012, the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors and related information is set forth on pages 12 and 13 of the Company’s 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2011, 2010 and 2009

Consolidated Balance Sheets at November 30, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended November 30, 2011, 2010 and 2009

Notes to the Consolidated Financial Statements

(a)(2) Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

EXHIBIT INDEX

(a)(3) Exhibits

Exhibit	Description
ACQUISITION AGREEMENTS
2.1	Sale and Purchase Agreement among OMNOVA Solutions Inc., AXA LBO Fund III-A, AXA LBO Fund III-B and the other holders of equity securities of Eliokem International SAS (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed November 24, 2010 (File No. 1-15147)).

CHARTER DOCUMENTS
3.2**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions Inc.
3.4**	Amended and Restated Code of Regulations of OMNOVA Solutions Inc.

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1	Indenture dated as of November 3, 2010 by and among OMNOVA Solutions Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed November 4, 2010 (File No. 1-15147)).

MATERIAL CONTRACTS
10.3†	Amended and Restated Employment Agreement dated December 31, 2009 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.5†	Amended and Restated Severance Agreement dated December 31, 2009 between OMNOVA Solutions and Kevin M. McMullen (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.6†	Form of Amended and Restated Severance Agreement granted to certain executive officers of OMNOVA Solutions (other than the officer identified above) (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.7†	OMNOVA Solutions Second Amended and Restated 1999 Equity and Performance Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.8†	OMNOVA Solutions Deferred Compensation Plan for Nonemployee Directors, as amended and restated effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.9†	Retirement Plan for Nonemployee Directors of OMNOVA Solutions, as amended and restated effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.11†	Savings Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.12†	Pension Benefits Restoration Plan for Salaried Employees of OMNOVA Solutions (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.13	OMNOVA Solutions Corporate Officers Severance Plan, effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).

Exhibit	Description
10.14†	OMNOVA Solutions Long-Term Incentive Program, as amended and restated effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.22†	Form of Deferred Share Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 1-15147)).
10.23†	Form of Performance Share Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.24†	Form of Restricted Stock Agreement.
10.26†	OMNOVA Solutions Executive Incentive Compensation, as amended and restated effective January 1, 2009 (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 (File No. 1-15147)).
10.30	Second Amended and Restated Term Loan Credit Agreement dated as of December 9, 2010 by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 1-15147)).
10.32	Second Amended and Restated Credit Agreement dated as of December 9, 2010 by and among OMNOVA Solutions Inc. and ELIOKEM Inc., as borrowers, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank N.A., as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 1-15147)).
12.1	Computation of Ratio of earnings to fixed charges.

SUBSIDIARIES OF THE REGISTRANT
21.1	Listing of Subsidiaries.

CONSENT OF EXPERTS
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

POWER OF ATTORNEY
24.1	Powers of Attorney executed by D. J. D’Antoni, M. J. Merriman, S. W. Percy, A. R. Rothwell, L. B. Porcellato, W. R. Seelbach and R. A. Stefanko, Directors of the Company.

CERTIFICATIONS
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from our Annual Report on Form 10-K for 2011, filed with the SEC on January 27, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations for the years ended November 30, 2011, 2010 and 2009; (ii) the Consolidated Balance Sheets at November 30, 2011 and 2010; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2011, 2010 and 2009; and (v) the Notes to the Consolidated Financial Statements.

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

OMNOVA SOLUTIONS INC.
Date: January 27, 2012
	By	/s/ J. C. LEMAY
J. C. LeMay Senior Vice President, Corporate Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. MCMULLEN K. M. McMullen	Chairman, Chief Executive Officer and President	January 27, 2012

/s/ M. E. HICKS M. E. Hicks	Senior Vice President and Chief Financial Officer	January 27, 2012

* D. J. D’Antoni	Director	January 27, 2012

* M. J. Merriman	Director	January 27, 2012

* S. W. Percy	Director	January 27, 2012

* L. B. Porcellato	Director	January 27, 2012

* A. R. Rothwell	Director	January 27, 2012

* W. R. Seelbach	Director	January 27, 2012

* R. A. Stefanko	Director	January 27, 2012

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. SYRVALIN K. C. Syrvalin		January 27, 2012