Form 10-Q
period 2012-02-29
OMNOVA SOLUTIONS INC
filed 2012-04-09
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 29, 2012

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

At February 29, 2012, there were 46,192,079 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2012	2011
Net Sales	$275.9	$271.9
Cost of goods sold	215.0	219.8

Gross Profit	60.9	52.1

Selling, general and administrative	29.5	27.4
Depreciation and amortization	8.0	8.0
Restructuring and severance	.5	.8
Interest expense	9.5	9.3
Deferred financing fees write-off	—	1.0
Acquisition and integration related expense	—	1.9
Other expense (income), net	(.8)	(.5)

	46.7	47.9

Income From Continuing Operations Before Income Taxes	14.2	4.2
Income tax expense	3.5	2.7

Income From Continuing Operations	10.7	1.5

Discontinued Operations
Loss from discontinued operations (net of tax)	(3.2)	(.5)
Gain on sale of discontinued operations (net of tax)	6.0	—

Total discontinued operations	2.8	(.5)

Net Income	$13.5	$1.0

Income Per Share
Basic and Diluted income from continuing operations per share	$.23	$.03
Basic and Diluted income (loss) from discontinued operations per share	.06	(.01)

Basic and Diluted Net Income Per Share	$.29	$.02

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Financial Position

(Dollars in Millions, Except Share Amounts)

	February 29,	November 30,
	2012	2011
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$118.6	$98.9
Restricted cash	5.5	4.2
Accounts receivable, net	169.0	163.2
Inventories	103.7	84.5
Prepaid expenses and other	8.1	3.9
Deferred income taxes - current	7.0	6.5
Assets held for sale - current	13.8	16.6

Total Current Assets	425.7	377.8

Property, plant and equipment, net	219.1	220.8
Trademarks and other intangible assets, net	86.2	87.5
Goodwill	88.1	88.0
Deferred income taxes - non-current	69.2	69.1
Deferred financing fees	13.0	13.6
Other assets	8.4	8.3
Assets held for sale - non-current	.1	—

Total Assets	$909.8	$865.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$11.5	$11.3
Accounts payable	126.0	108.5
Accrued payroll and personal property taxes	12.5	16.8
Employee benefit obligations	2.2	2.2
Deferred income taxes - current	.2	.1
Accrued interest	6.8	1.8
Other current liabilities	17.6	7.3
Liabilities held for sale - current	6.2	8.5

Total Current Liabilities	183.0	156.5

Senior notes	250.0	250.0
Long-term debt – other	193.9	194.3
Post-retirement benefits other than pensions	7.7	7.8
Pension liabilities	91.7	91.5
Deferred income taxes - non-current	28.7	28.3
Other liabilities	15.3	15.0
Liabilities held for sale - non-current	.2	—

Total Liabilities	770.5	743.4

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 46.6 million and 46.1 million shares issued at February 29, 2012 and November 30, 2011, respectively	4.6	4.6
Additional contributed capital	326.1	324.9
Retained deficit	(101.3)	(114.8)
Treasury stock at cost; .4 million shares at February 29, 2012 and November 30, 2011	(2.9)	(2.7)
Accumulated other comprehensive loss	(87.2)	(90.3)

Total Shareholders’ Equity	139.3	121.7

Total Liabilities and Shareholders’ Equity	$909.8	$865.1

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2012	2011
Operating Activities
Net income	$13.5	$1.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8.0	8.0
Gain on sale of business	(6.0)	—
Non-cash stock compensation expense	1.3	1.1
Deferred income taxes	(.2)	.7
Provision for obsolete inventories	.3	1.2
Provision for doubtful accounts	.1	.6
Other	.8	.8
Changes in operating assets and liabilities:
Current assets	(12.5)	(38.4)
Current liabilities	9.7	7.6
Other non-current assets	(.3)	(.6)
Other non-current liabilities	.6	(13.2)
Discontinued operations	(1.6)	(.2)

Net Cash Provided By (Used In) Operating Activities	13.7	(31.4)

Investing Activities
Capital expenditures	(3.6)	(4.8)
Proceeds from sale of business	10.0	—
Acquisitions of businesses, net of cash acquired	—	(269.7)
Restricted cash	—	253.2

Net Cash Provided By (Used In) Investing Activities	6.4	(21.3)

Financing Activities
Proceeds from borrowings	—	198.4
Repayment of debt obligations	(.5)	(141.8)
Short-term debt payments, net	(.1)	(1.3)
Payments for deferred financing fees	—	(10.2)
Payments received from exercise of stock options	—	1.3
Restricted cash	(1.3)	—

Net Cash (Used In) Provided By Financing Activities	(1.9)	46.4
Effect of exchange rate changes on cash	1.5	5.5

Net Increase (Decrease) In Cash And Cash Equivalents	19.7	(.8)
Cash and cash equivalents at beginning of period	98.9	71.2

Cash And Cash Equivalents At End of Period	$118.6	$70.4

Supplemental Cash Flows Information
Cash paid for:
Interest	$3.3	$2.9
Income taxes	$.3	$1.9

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012

(In Millions of Dollars, except Per Share Data)

Note A – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2011, previously filed with the Securities and Exchange Commission (“SEC”).

The balance sheet at February 29, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2011, included in the Company’s Form 10-K filed with the SEC.

Description of Business – OMNOVA Solutions Inc. (“OMNOVA” or the “Company”) is an innovator of emulsion polymers, specialty chemicals and decorative and functional surfaces for a variety of commercial, residential and industrial end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands and long-standing customer relationships. We utilize 23 strategically located manufacturing, technical and other facilities in North America, Europe and Asia to service our broad customer base. OMNOVA operates two business segments: Performance Chemicals and Decorative Products.

Performance Chemicals – The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, phenolic and diphenylamine antioxidants, hollow plastic pigment, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products are tailored resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper, specialty coatings, carpet, nonwovens, construction, oil/gas drilling, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers and various other specialty applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance.

Note A – Basis of Presentation (Continued)

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as hygiene products, engine filters, roofing mat, scrub pads, towels and wipes), floor care, tape, adhesives, tire cord, textiles, construction, oil/gas drilling, polymer stabilization, industrial rubbers and hoses, bio-based polymers and various other specialty applications.

Decorative Products – The Decorative Products segment develops, designs, produces and markets a broad line of decorative and functional surfacing products, including coated fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring, ceiling tile and furnishings, transportation markets including school busses and mass transit vehicles, marine and automotive, health care, manufactured housing and recreational vehicles and a variety of performance films applications.

The Decorative Products segment consists of two product lines – Coated Fabrics and Laminates/Performance Films. Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets; marine and transportation seating; commercial and residential furniture; and automotive soft tops. Laminates and Performance Films product line applications include kitchen and bath cabinets; manufactured housing and recreational vehicle interiors; flooring; commercial and residential furniture; retail display fixtures; home furnishing; consumer electronics; and a variety of industrial film applications.

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided in the fourth quarter of 2011 to exit the commercial wallcovering business. Assets held for sale are disclosed separately on the balance sheet. The results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

The Company’s operations are located primarily in the United States, France, China, India and Thailand.

Subsequent Events – The Company has evaluated subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission (“SEC”). Except for the sale of the Company’s European commercial wallcovering business, as disclosed in Note B, no material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Accounting Standards Adopted in 2012 – In December 2010, the FASB issued ASU 2010-29, “Business Combinations” which provides guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance became effective for the Company on December 1, 2011. The adoption of this ASU did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 was effective for the Company December 1, 2011. The adoption of this ASU is not anticipated to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note A – Basis of Presentation (Continued)

Accounting Standard Not Yet Adopted – In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” which amends current comprehensive income guidance. This accounting update requires companies to report comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 will be effective for the Company December 1, 2012. Early adoption is permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassification – Certain prior year amounts have been reclassified to conform to current year presentation. The results of operations and cash flows of the Company wallcovering businesses have been classified as discontinued operations for all periods presented. Unless otherwise noted, all disclosures in the notes to the consolidated financial statements relate to the continuing operations of the Company.

Note B – Discontinued Operations

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company committed to divesting its commercial wallcovering businesses in the fourth quarter of 2011.

On December 12, 2011, the Company completed the sale of its North American wallcovering business to J. Josephson, Inc., a private commercial wallcovering producer based in New Jersey. The sale included print cylinders, certain equipment, trademarks, contracts and other assets associated with the Company’s domestically-produced wallcovering. Under terms of the sale, the Company received $10.0 million in cash and may receive up to three years of royalty payments based on future sales of OMNOVA commercial wallcovering patterns. The Company retained the net working capital, the Columbus, Mississippi manufacturing facility and certain production assets, which are also used by its other businesses.

The Company recognized a net after-tax gain of approximately $6.0 million ($9.9 million before tax) from the sale transaction during the first quarter of 2012, which represents the excess of the sale price over the book value of the assets sold.

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

For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative shares of manufacturing volume produced in the Columbus, Mississippi facility. The Company will transition the manufacturing of certain coated fabrics products to other company facilities within the next 9 to 12 months.

On March 6, 2012, the Company sold its U.K.-based Muraspec commercial wallcovering business to affiliates of a2e Venture Catalysts Limited and its principal Amin Amir for $2.7 million in cash and a note receivable for $3.8 million. The sale price is subject to a working capital adjustment which the Company estimates will be a reduction in the purchase price of approximately $0.3 million due to lower levels of working capital on the transaction date. The Company recognized losses of $.9 million related to this transaction in the first quarter of 2012 to reflect the fair value of the assets and liabilities to be sold to the buyer.

With the Company’s decision to exit the commercial wallcovering business, the results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

Note B – Discontinued Operations (Continued)

Held For Sale Classification

As a result of the decision to exit the Company’s European commercial wallcovering business, the assets and liabilities of the Muraspec commercial wallcovering business have been sold as of the date previously stated and were reflected as assets and liabilities held for sale and are comprised of the following:

	February 29,	November 30,
(in Millions)	2012	2011
Cash	$3.4	$2.8
Accounts receivable	6.5	7.1
Inventories, net	3.7	4.0
Other current assets	.2	2.7

Assets Held For Sale – Current	$13.8	$16.6

Property, plant and equipment, net	$—	$—
Deferred income taxes	.1	—

Assets Held For Sale – Non-Current	$.1	$—

Accounts payable	$1.5	$6.6
Accrued payroll and personal property tax	1.2	1.1
Other current liabilities	3.5	.8

Liabilities Held For Sale – Current	$6.2	$8.5

Non-Current Tax Liability	$.2	$—

Unless otherwise noted, the following discussions of the results of operations of the Company and its segments exclude the discontinued businesses.

Note C – Fair Value Measurements and Risk

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its accounts receivable and the maximum exposure of credit risk would be represented primarily by the carrying amount of those receivables. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. There was no single customer which represented more than 10% of the Company’s net trade receivables at February 29, 2012 or greater than 10% of consolidated net sales during the first quarter of 2012.

Interest Rate Risk

The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $200 million Term Loan B and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates.

Foreign Currency Risk

The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Chinese Yuan, Thai Baht, Great Britain Pound Sterling, and Indian Rupee.

Note C – Fair Value Measurements and Risk (Continued)

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in the exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying transactions. The use of these contracts minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $2.4 million as of February 29, 2012. These forward exchange contracts are not designated as hedging instruments.

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

As of February 29, 2012 and November 30, 2011, the fair value of the Company’s foreign currency contracts was less than $0.1 million and was recognized in other current assets. Gains and losses on these contracts are recognized in other expense (income).

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

Note D – Inventories

Inventories are stated at the lower of cost or market value. All U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $56.2 million or 38.9% and $65.6 million or 52.4% of inventories at February 29, 2012 and November 30, 2011, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using the first-in, first-out (“FIFO”) or average cost method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations.

	February 29,	November 30,
(in Millions)	2012	2011

Raw materials and supplies	$48.9	$42.3
Work-in-process	8.6	5.7
Finished products	86.7	77.1

Acquired cost of inventories	144.2	125.1
Excess of acquired cost over LIFO cost	(30.1)	(30.4)
Obsolescence reserves	(10.4)	(10.2)

Net Inventories	$103.7	$84.5

Note E – Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

(in Millions)	February 29, 2012	November 30, 2011

$200 million Term Loan B – current portion (interest at 5.75%)	$2.0	$2.0
Foreign subsidiaries borrowings (interest at 5.9% - 13.1%)	9.5	9.3

Total	$11.5	$11.3

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $4.7 million at both February 29, 2012 and November 30, 2011. Foreign borrowings that were secured by a compensating cash balance in the U.S. were $4.8 million as of February 29, 2012 and $4.6 million as of November 30, 2011. As of February 29, 2012, total borrowing capacity for these foreign working capital credit lines was $17.0 million, of which $9.5 million has been utilized. Also, as of February 29, 2012, there were $9.3 million letters of credit issued under the foreign letters of credit facilities.

The Company’s long-term debt consists of the following:

(in Millions)	February 29, 2012	November 30, 2011

$200 million Term Loan B (interest at 5.75%)	$197.5	$198.0
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.49%)	—	—

	447.5	448.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(1.6)	(1.7)

Total Long-Term Debt	$443.9	$444.3

In connection with the acquisition of ELIOKEM, the Company issued $250 million of Senior Notes with a 7.875% interest rate, payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. The Company may redeem a portion of the outstanding Senior Notes any time after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.

Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by the property, plant and equipment and intangible assets of the combined companies. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The applicable margin for the Eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one-month Eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75% and was 2.8 at February 29, 2012. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company does not expect to make any annual excess free cash flow payments for 2012. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required

Note E – Debt and Credit Lines (Continued)

annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .6 at February 29, 2012.

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

In December 2010, the Company amended and restated its Senior Secured Revolving Credit Facility (“Facility”), increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on February 29, 2012 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the New Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the first quarter of 2012 and averaged $85.0 million.

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

At February 29, 2012, the Company had $90.7 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At February 29, 2012, domestic letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $88.4 million.

The weighted-average interest rate on the Company’s debt was 6.97% and 6.94% during the first quarters of 2012 and 2011, respectively.

Note E – Debt and Credit Lines (Continued)

The Company incurred approximately $15.5 million of deferred financing costs in connection with the issuance of the Senior Notes, the new $200 million Term Loan and the Facility. These new deferred financing costs are being amortized over the respective terms of the underlying debt. Total amortization expense of deferred financing costs was $0.7 million for each of the first quarters of 2012 and 2011. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B and were written-off in the first quarter of 2011.

The fair value of the Company’s debt at February 29, 2012 approximated $436.7 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

Note F – Income Per Share

The following table sets forth the computation of earnings per common share and fully diluted earnings per common share as calculated under the two-class method:

	Three Months Ended
(Dollars in millions)	February 29, 2012	February 28, 2011
Basic Earnings Per Share:
Income from continuing operations	$10.7	$1.5
Income from continuing operations allocated to participating securities	.4	—

Income from continuing operations allocated to common stockholders	$10.3	$1.5

Income (Loss) from discontinued operations	$2.8	$(.5)
Income (Loss) from discontinued operations allocated to participating securities	—	—

Income (Loss) from discontinued operations allocated to common stockholders	$2.8	$(.5)

Net income	$13.5	$1.0
Net income from discontinued operations allocated to participating securities	.4	—

Net income allocated to common stockholders	$13.1	$1.0

Weighted-average common shares outstanding – basic	44.7	43.7

Income from continuing operations income per common share – basic	$.23	$.03

Income (Loss) from discontinued operations per common share – basic	$.06	$(.01)

Net income per common share – basic	$.29	$.02

Diluted Earnings Per Share:
Income from continuing operations	$10.7	$1.5
Income from continuing operations allocated to participating securities	.4	—

Income from continuing operations allocated to common stockholders	$10.3	$1.5

Income (Loss) from discontinued operations	$2.8	$(.5)
Income (Loss) from discontinued operations allocated to participating securities	—	—

Income (Loss) from discontinued operations allocated to common stockholders	$2.8	$(.5)

Net income	$13.5	$1.0
Net income from discontinued operations allocated to participating securities	.4	—

Net income allocated to common stockholders	$13.1	$1.0

Weighted-average common shares outstanding – basic	44.7	43.7
Dilutive effect of stock options	.1	1.1

Weighted-average common shares outstanding – assuming dilution	44.8	44.8

Income from continuing operations per common share – assuming dilution	$.23	$.03

Income (Loss) from discontinued operations per common share – assuming dilution	$.06	$(.01)

Net income per common share – assuming dilution	$.29	$.02

Note F – Income Per Share (Continued)

Options to purchase common stock and restricted shares of the Company totaling 1.1 million and .5 million shares during the first quarters of 2012 and 2011, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation

The OMNOVA Solutions’ Second Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 6.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the grant date. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of February 29, 2012, approximately 0.2 million shares of Company common stock remained available for grants under the Plan.

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

During the first three months of 2012, no stock options were issued, 500 stock options expired or were forfeited and no stock options were exercised.

Restricted stock grants consist of the Company’s common stock. The Company’s Board of Directors has set a three-year vesting period for most of the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the grant date. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first three months of 2012, 265,800 restricted shares were issued, 6,442 restricted shares vested and 1,650 shares were forfeited.

Compensation expense for all share-based payments, included in general and administrative expense, was $0.5 million and $0.4 million during the first three months of 2012 and 2011, respectively.

As of February 29, 2012, there was $3.7 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note H – Comprehensive Income

The components of comprehensive income (net of income tax) were as follows:

	Three Months Ended
(in Millions)	February 29, 2012	February 28, 2011
Net income	$13.5	$1.0
Amortization of unrecognized loss on terminated interest rate swap	.4	.4
Foreign currency translation gain	2.5	2.6
Defined benefit pension plans:
Amortization of net gain	.2	.6

Comprehensive Income	$16.6	$4.6

In November 2010, the Company terminated and settled an interest rate swap related to its previous $150 million Term Loan B at a cost of $4.3 million. As required under applicable accounting guidance, this amount was recognized in Accumulated Other Comprehensive Income (Loss) and is being amortized into interest expense through May 2012, the original term of the interest rate swap agreement. The unamortized balance at February 29, 2012 was $0.4 million.

Note I – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(in Millions)	Pension Plans		Health Care Plans
Three months ended February 29, 2012 and February 28, 2011	2012	2011	2012	2011
Service costs	$.3	$.4	$—	$—
Interest costs	2.5	3.6	.1	.1
Expected return on plan assets	(2.5)	(3.8)	—	—
Amortization of net actuarial loss (gain)	.6	.6	(.4)	(.3)
Amortization of prior service costs	—	—	(.1)	(.1)

Net periodic cost (benefit)	$.9	$.8	$(.4)	$(.3)

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made with Company stock. Non-cash expense based on Company stock for this plan was $0.8 million and $0.7 million for the three months ended February 29, 2012 and 2011, respectively.

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

	Three Months Ended
(in Millions)	February 29, 2012	February 28, 2011
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$86.5	$87.1
Specialty Chemicals	131.9	125.7

Total Performance Chemicals	$218.4	$212.8

Decorative Products
Coated Fabrics	$30.1	$28.9
Laminates and Performance Films	27.4	30.2

Total Decorative Products	$57.5	$59.1

Total Net Sales	$275.9	$271.9

Segment Operating Profit (Loss)
Performance Chemicals	$25.7	$21.4
Decorative Products	2.5	(.9)

Total Segment Operating Profit	28.2	20.5
Interest expense	(9.5)	(9.3)
Corporate expense	(4.5)	(4.1)
Acquisition and integration costs	—	(1.9)
Write-off of deferred financing fees	—	(1.0)

Income From Continuing Operations Before Income Taxes	$14.2	$4.2

Note L – Income Taxes

The Company recorded income tax expense of $3.5 million and $2.7 million during the first quarters of 2012 and 2011, respectively.

The Company’s first quarter 2012 effective tax rate of 24.6% is lower than its domestic federal statutory rate primarily due to a one-time foreign tax benefit of $1.0 million and a reduction of a foreign tax valuation allowance.

Note L – Income Taxes (Continued)

The total unrecognized tax benefits excluding interest and penalties were $10.6 million at both February 29, 2012 and November 30, 2011. The total amount of penalties and interest recognized in the statement of financial position were $0.7 million and $0.4 million as of February 29, 2012 and November 30, 2011, respectively.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. During the first quarter of 2012, the Company recognized $0.3 million of interest and penalty expense.

During the next twelve months, due to the expiration of open statutes of limitations, the Company’s unrecognized tax benefits, excluding interest and penalties, would decrease by $4.3 million. Of the $4.3 million unrecognized tax benefit that is reasonably expected to decrease during the next twelve months, $1.4 million would, if recognized, impact the Company’s effective rate. It is also possible that additional unrecognized tax benefits could arise during the next twelve months that would change such estimate.

As of February 29, 2012, the Company had approximately $124.8 million of domestic federal net operating loss carryforwards (NOLCs), $109.1 million of state and local NOLCs, $0.8 foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the tax years 2022 through 2032 while the foreign tax credit carryforwards expire between tax years 2012 and 2021.

With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2006.

Note M – Restructuring and Severance

During the first quarter of 2012, the Company recognized restructuring and severance costs related to its continuing operations of $0.5 million for Performance Chemicals and Decorative Products, respectively, primarily relating to workforce reduction actions. All payments for these actions are expected to be completed by the second quarter of 2012. Additionally, during the first quarter of 2012, the Company recognized $0.9 million of restructuring and severance expense related to its discontinued operations for severance and closure costs. The Company expects to incur an additional $1.7 million during 2012 related to discontinued operations.

Note N – Other Expense (Income)

The following table sets forth the major components of other expense (income):

	Three Months Ended
(in Millions)	February 29, 2012	February 28, 2011
(Gain) Loss on foreign currency transactions	$(.3)	$(.1)
Licensing and royalty revenue	—	(.2)
Foreign import duty reimbursement	—	(.2)
Sale of scrap	(.4)	(.4)
Other bank fees and interest expense	.2	.2
Interest income	(.1)	(.1)
Other	(.2)	.3

	$(.8)	$(.5)

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

Condensed Consolidating Statements of Operations for the Three Months Ended February 29, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$178.6	$—	$103.9	$(6.6)	$275.9
Cost of products sold	140.1	—	81.4	(6.5)	215.0

Gross profit	38.5	—	22.5	(.1)	60.9

Selling, general and administrative	19.3	.4	9.8	—	29.5
Depreciation and amortization	4.1	—	3.9	—	8.0
Restructuring and severance	.5	—	—	—	.5
Interest expense	8.1	(.5)	2.0	(.1)	9.5
(Income) loss from subsidiaries	(4.5)	(5.2)	—	9.7	—
Other (income) expense, net	(.7)	(.2)	.1	—	(.8)

	26.8	(5.5)	15.8	9.6	46.7

Income (loss) from continuing operations before income taxes	11.7	5.5	6.7	(9.7)	14.2
Income tax expense	3.1	—	.4	—	3.5

Income (loss) from continuing operations	8.6	5.5	6.3	(9.7)	10.7
Income (loss) from discontinued operations	4.9	(1.0)	(1.1)	—	2.8

Net Income (Loss)	$13.5	$4.5	$5.2	$(9.7)	$13.5

Condensed Consolidating Statements of Operations for the Three Months Ended February 28, 2011

	000	000	000	000	000
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$176.8	$—	$98.5	$(3.4)	$271.9
Cost of products sold	144.3	—	79.1	(3.6)	219.8

Gross profit	32.5	—	19.4	.2	52.1

Selling, general and administrative	17.7	.2	9.5	—	27.4
Depreciation and amortization	4.1	—	3.9	—	8.0
Restructuring and severance	.2	—	.6	—	.8
Interest expense	7.3	—	1.8	.2	9.3
Acquisition and integration costs	1.9	—	—	—	1.9
Deferred financing fees write-off	1.0	—	—	—	1.0
(Income) loss from subsidiaries	(2.1)	(1.8)	—	3.9	—
Other (income) expense, net	(.3)	(.1)	(.1)	—	(.5)

	29.8	(1.7)	15.7	4.1	47.9

Income (loss) from continuing operations before income taxes	2.7	1.7	3.7	(3.9)	4.2
Income tax expense	1.1	—	1.6	—	2.7

Income (loss) from continuing operations	1.6	1.7	2.1	(3.9)	1.5
Income (loss) from discontinued operations	(.6)	.4	(.3)	—	(.5)

Net Income (Loss)	$1.0	$2.1	$1.8	$(3.9)	$1.0

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position February 29, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS:
Current Assets
Cash and cash equivalents	$84.0	$—	$34.6	$—	$118.6
Restricted cash	5.5	—	—	—	5.5
Accounts receivable, net	82.6	(.1)	86.5	—	169.0
Inventories	52.3	—	52.0	(.6)	103.7
Prepaid expenses and other	4.5	—	3.5	.1	8.1
Deferred income taxes	5.2	—	2.9	(1.1)	7.0
Assets held for sale - current	—	—	13.8	—	13.8

Total Current Assets	234.1	(.1)	193.3	(1.6)	425.7

Property, plant and equipment, net	103.8	—	115.3	—	219.1
Trademarks and other intangible assets, net	79.9	—	94.3	.1	174.3
Deferred income taxes	66.8	—	5.2	(2.8)	69.2
Investments in subsidiaries and intercompany	93.0	138.1	2.8	(233.9)	—
Other assets	204.5	—	6.2	(189.3)	21.4
Assets held for sale - non-current	.1	40.9	.1	(41.0)	.1

Total Assets	$782.2	$178.9	$417.2	$(468.5)	$909.8

LIABILITIES AND SHARE HOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$9.5	$—	$11.5
Accounts payable	66.0	.1	60.5	(.6)	126.0
Accrued payroll and personal property taxes	9.1	.1	3.3	—	12.5
Employee benefit obligations	2.2	—	—	—	2.2
Deferred income taxes - current	—	—	1.2	(1.0)	.2
Other current liabilities	17.6	.6	6.8	(.6)	24.4
Liabilities held for sale - current	—	.5	5.7	—	6.2

Total Current Liabilities	96.9	1.3	87.0	(2.2)	183.0
Long-term debt	443.9	—	—	—	443.9
Postretirement benefits other than pensions	7.7	—	—	—	7.7
Pension liabilities	82.6	—	9.1	—	91.7
Deferred income taxes	—	—	31.5	(2.8)	28.7
Other liabilities	11.8	68.4	241.8	(306.5)	15.5

Total Liabilities	642.9	69.7	369.4	(311.5)	770.5

Shareholders’ Equity
Common stock	4.6	—	57.1	(57.1)	4.6
Additional contributed capital	326.1	140.6	8.9	(149.5)	326.1
Retained earnings (deficit)	(101.3)	(33.0)	(20.8)	53.8	(101.3)
Treasury stock	(2.9)	—	—	—	(2.9)
Accumulated other comprehensive income (loss)	(87.2)	1.6	2.6	(4.2)	(87.2)

Total Shareholders’ Equity	139.3	109.2	47.8	(157.0)	139.3

Total Liabilities and Shareholders’ Equity	$782.2	$178.9	$417.2	$(468.5)	$909.8

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$55.1	$—	$43.8	$—	$98.9
Restricted cash	4.2	—	—	—	4.2
Accounts receivable, net	87.7	—	75.5	—	163.2
Inventories	35.9	—	49.0	(.4)	84.5
Deferred income taxes	4.5	—	3.0	(1.0)	6.5
Prepaid expenses and other	2.6	—	1.3	—	3.9
Assets held for sale - current	—	—	16.6	—	16.6

Total Current Assets	190.0	—	189.2	(1.4)	377.8

Property, plant and equipment, net	105.5	—	115.3	—	220.8

Trademarks and other intangible assets, net	80.5	—	95.1	(.1)	175.5
Deferred income taxes	67.1	—	5.1	(3.1)	69.1
Investments in subsidiaries and intercompany	84.4	138.1	2.7	(225.2)	—
Other assets	214.1	(.1)	6.1	(198.2)	21.9
Assets held for sale - non-current	.1	40.9	(.1)	(40.9)	—

Total Assets	$741.7	$178.9	$413.4	$(468.9)	$865.1

LIABILITIES AND SHARE HOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$9.3	$—	$11.3
Accounts payable	51.9	—	56.6	—	108.5
Accrued payroll and personal property taxes	13.2	.1	3.5	—	16.8
Employee benefit obligations	2.2	—	—	—	2.2
Deferred income taxes	—	—	1.1	(1.0)	.1
Other current liabilities	4.6	.6	4.6	(.7)	9.1
Liabilities held for sale - current	—	—	8.5	—	8.5

Total Current Liabilities	73.9	.7	83.6	(1.7)	156.5

Long-term debt	444.3	—	—	—	444.3
Postretirement benefits other than pensions	7.8	—	—	—	7.8
Pension liabilities	82.6	—	8.9	—	91.5
Deferred income taxes	—	—	31.4	(3.1)	28.3
Other liabilities	11.4	68.4	249.0	(313.8)	15.0

Total Liabilities	620.0	69.1	372.9	(318.6)	743.4

Shareholders’ Equity
Common stock	4.6	—	57.1	(57.1)	4.6
Additional contributed capital	324.9	140.6	8.9	(149.5)	324.9
Retained earnings (deficit)	(114.8)	(32.3)	(27.1)	59.4	(114.8)
Treasury stock	(2.7)	—	—	—	(2.7)
Accumulated other comprehensive income (loss)	(90.3)	1.5	1.6	(3.1)	(90.3)

Total Shareholders’ Equity	121.7	109.8	40.5	(150.3)	121.7

Total Liabilities and Shareholders’ Equity	$741.7	$178.9	$413.4	$(468.9)	$865.1

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Three Months Ended February 29, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$13.5	$4.5	$5.2	$(9.7)	$13.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4.0	—	4.0	—	8.0
Gain on sale of business	(6.0)	—	—	—	(6.0)
Non-cash stock compensation expense	1.3	—	—	—	1.3
Deferred income taxes	.4	—	(.5)	(.1)	(.2)
Provision for obsolete inventories	.1	—	.1	.1	.3
Provision for doubtful accounts	.1	—	—	—	.1
Other	.8	—	—	—	.8
Changes in operating assets and liabilities:
Current assets	(13.7)	—	.8	.4	(12.5)
Current liabilities	19.7	.1	(9.6)	(.5)	9.7
Other non-current assets	(4.1)	(5.2)	15.3	(6.3)	(.3)
Other non-current liabilities	7.8	.1	(24.2)	16.9	.6
Discontinued operations	(2.1)	.5	—	—	(1.6)

Net Cash Provided By (Used In) Operating Activities	21.8	—	(8.9)	.8	13.7

Investing Activities
Capital expenditures	(2.0)	—	(1.6)	—	(3.6)
Proceeds from sale of business	10.0	—	—	—	10.0

Net Cash Provided By (Used In) Investing Activities	8.0	—	(1.6)	—	6.4

Financing Activities
Proceeds from borrowings	—	—	—	—	—
Repayment of debt obligations	(.5)	—	—	—	(.5)
Short-term debt (payments), net	—	—	(.1)	—	(.1)
Restricted cash	(1.3)	—	—	—	(1.3)

Net Cash Provided by (Used In) Financing Activities	(1.8)	—	(.1)	—	(1.9)
Effect of exchange rate changes on cash	.9	—	1.4	(.8)	1.5

Net Increase (Decrease) In Cash And Cash Equivalents	28.9	—	(9.2)	—	19.7
Cash and cash equivalents at beginning of period	55.1	—	43.8	—	98.9

Cash And Cash Equivalents At End Of Period	$84.0	$—	$34.6	$—	$118.6

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Three Months Ended February 28, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$1.0	$2.1	$1.8	$(3.9)	$1.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4.0	—	4.0	—	8.0
Non-cash stock compensation expense	1.1	—	—	—	1.1
Deferred income taxes	.3	—	1.4	(1.0)	.7
Provision for obsolete inventories	.4	—	1.8	(1.0)	1.2
Provision for doubtful accounts	—	—	.6	—	.6
Other	.9	(.1)	—	—	.8
Changes in operating assets and liabilities:
Current assets	(24.2)	—	(17.2)	3.0	(38.4)
Current liabilities	(1.1)	—	11.4	(2.7)	7.6
Other non-current assets	(229.6)	(1.8)	(48.1)	278.9	(.6)
Other non-current liabilities	(47.6)	—	161.0	(126.6)	(13.2)
Discontinued operations	(1.2)	—	1.0	—	(.2)

Net Cash Provided By (Used In) Operating Activities	(296.0)	.2	117.7	146.7	(31.4)

Investing Activities
Capital expenditures	(2.1)	—	(2.7)	—	(4.8)
Acquisitions of businesses, less cash acquired	(21.5)	(144.0)	(104.2)	—	(269.7)
Restricted cash	253.2	—	—	—	253.2

Net Cash Provided By (Used In) Investing Activities	229.6	(144.0)	(106.9)	—	(21.3)

Financing Activities
Proceeds from borrowings	198.4	—	—	—	198.4
Repayment of debt obligations	(141.8)	—	—	—	(141.8)
Short-term debt (payments), net	—	—	(1.3)	—	(1.3)
Payments for deferred financing fees	(10.2)	—	—	—	(10.2)
Other	4.4	143.6	(3.2)	(143.5)	1.3

Net Cash Provided by (Used In) Financing Activities	50.8	143.6	(4.5)	(143.5)	46.4
Effect of exchange rate changes on cash	—	.2	8.5	(3.2)	5.5

Net Increase (Decrease) In Cash And Cash Equivalents	(15.6)	—	14.8	—	(.8)
Cash and cash equivalents at beginning of period	49.6	—	21.6	—	71.2

Cash And Cash Equivalents At End Of Period	$34.0	$—	$36.4	$—	$70.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and decorative and functional surfaces for a variety of commercial, residential and industrial end uses. As discussed in Note A to the Company’s Consolidated Interim Financial Statements, the Company operates two reportable business segments: Performance Chemicals and Decorative Products. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, phenolic and diphenylamine antioxidants, hollow plastic pigment, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products are tailored resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper, specialty coatings, carpet, nonwovens, construction, oil/gas drilling, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers and various other specialty applications. The Decorative Products segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including coated fabrics, performance fabrics, printed and solid color surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; kitchen and bath cabinets; transportation including automotive, bus and other mass transit, marine and motorcycle; recreational vehicles and manufactured housing; flooring; ceiling tiles; commercial and residential furniture; retail display fixtures; home furnishings and consumer electronics; and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1, Business, of the Company’s 2011 Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

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

The Company’s chief operating decision maker, its CEO, evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A of the Company’s Consolidated Interim Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note K of the Company’s Consolidated Interim Financial Statements.

A majority of the Company’s raw materials are derived from petrochemicals and chemical feedstocks whose prices are cyclical and volatile. Generally, the Company attempts to pass along increased raw material prices to customers in the form of price increases of its products; however, due to sales contracts with certain customers, there may be a time delay between increased raw material prices and the Company’s ability to increase the prices of its products. Additionally, the Company may also experience, from time to time, competitive price pressures and other factors which may not allow it to increase the prices of its products.

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 40% of its sales in the first quarter of 2012. Customers with sales price index contracts are primarily in the paper and carpet chemicals product line. The index is generally comprised of several components: a negotiated fixed amount per pound; the market price of key raw materials (i.e., styrene and butadiene); and the price per barrel of oil. The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

The remainder of Performance Chemicals’ sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-added and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period.

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2009 through 2011 and estimated purchases for 2012 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound

2012 (estimated)	205	$0.57 - $0.74
2011*	205	$0.65 - $0.77
2010	180	$0.54 - $0.68
2009	170	$0.38 - $0.61

*	The increase over 2010 is partially due to the requirements of the acquired ELIOKEM business.

Butadiene, a key raw material component, is generally available worldwide but subject to regional shortages from time to time. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. New capacity is expected to become operational in Asia over the next two years. OMNOVA’s butadiene purchases for 2009 through 2011 and estimated purchases for 2012 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound

2012 (estimated)	175	$1.02 - $1.98
2011*	175	$0.86 - $2.06
2010	135	$0.63 - $0.94
2009	125	$0.25 - $0.68

*	The increase over 2010 is partially due to the requirements of the acquired ELIOKEM business.

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

Discontinued Operations

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company committed to divesting its commercial wallcovering businesses in the fourth quarter of 2011.

On December 12, 2011, the Company completed the sale of its North American wallcovering business to J. Josephson, Inc., a private commercial wallcovering producer based in New Jersey. The sale included print cylinders, certain equipment, trademarks, contracts and other assets associated with the Company’s domestically-produced wallcovering. Under terms of the sale, the Company received $10.0 million in cash and may receive up to three years of royalty payments based on future sales of OMNOVA commercial wallcovering patterns. The Company retained the net working capital, the Columbus, Mississippi manufacturing facility and certain production assets, which are also used by its other businesses.

The Company recognized a net after-tax gain of approximately $6.0 million ($9.9 million before tax) from the sale transaction during the first quarter of 2012, which represents the excess of the sale price over the book value of the assets sold.

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

For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative shares of manufacturing volume produced in the Columbus, Mississippi facility. The Company will transition the manufacturing of certain coated fabrics products to other company facilities within the next 9 to 12 months.

On March 6, 2012, the Company sold its U.K.-based Muraspec commercial wallcovering business to affiliates of a2e Venture Catalysts Limited and its principal Amin Amir for $2.7 million in cash and a note receivable for $3.8 million. The sale price is subject to a working capital adjustment which the Company estimates will be a reduction in the purchase price of approximately $0.3 million due to lower levels of working capital on the transaction date. The Company recognized a losses of $.9 million related to this transaction in the first quarter of 2012 to reflect the fair value of the assets and liabilities to be sold to the buyer.

With the Company’s decision to exit the commercial wallcovering business, the results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

Held For Sale Classification

As a result of the decision to exit the Company’s European commercial wallcovering business, the assets and liabilities of the Muraspec commercial wallcovering business have been sold as of the date previously stated and were reflected as assets and liabilities held for sale and are comprised of the following:

(in Millions)	February 29, 2012	November 30, 2011
Cash	$3.4	$2.8
Accounts receivable	6.5	7.1
Inventories, net	3.7	4.0
Other current assets	.2	2.7

Assets Held For Sale - Current	$13.8	$16.6

Property, plant and equipment, net	$—	$—
Deferred income taxes	.1	—

Assets Held For Sale - Non-Current	$.1	$—

Accounts payable	$1.5	$6.6
Accrued payroll and personal property tax	1.2	1.1
Other current liabilities	3.5	.8

Liabilities Held For Sale - Current	$6.2	$8.5

Non-Current Tax Liability	$.2	$—

Unless otherwise noted, the following discussions of the results of operations of the Company and its segments exclude the discontinued businesses.

Results of Operations for the Three Months Ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

The Company’s net sales in the first quarter of 2012 were $275.9 million compared to $271.9 million in the first quarter of 2011. The Performance Chemicals business segment revenue increased by 2.6% while the Decorative Products business segment revenue decreased 2.7%. Contributing to the net sales increase in 2012 were improved pricing of $24.2 million to cover higher raw material costs and favorable product mix which were partially offset by volume decreases and unfavorable currency exchange translation effects.

Gross profit in the first quarter of 2012 was $60.9 million with a gross profit margin of 22.1% compared to gross profit of $52.1 million and a gross profit margin of 19.2% in the first quarter of 2011. The increase in gross profit and gross profit margin was primarily due to pricing actions, favorable product mix and productivity improvements. Raw material costs increased to $13.9 million in the first quarter versus the same period last year.

Selling, general and administrative expense in the first quarter of 2012 increased $2.1 million, to $29.5 million, or 10.7% of sales, compared to $27.4 million, or 10.1% of net sales in the first quarter of 2011. The increase was primarily due to higher employee benefits costs, information technology system enhancements and research and development costs.

Income tax expense was $3.5 million, representing a 24.6% effective income tax rate, for the first quarter of 2012, compared to income tax expense of $2.7 million, or a 64.3% effective tax rate in the first quarter of 2011. Compared to the Company’s estimated long-term effective rate of 39%, the lower rate in the first quarter of 2012, was primarily due to a one-time foreign tax benefit of $1.0 million and a reduction of a foreign tax valuation allowance, while the higher rate in the first quarter of 2011 was related to a one-time charge of $1.1 million resulting from the merger of ELIOKEM U.S. into OMNOVA Solutions. Cash tax payments in the U.S. are expected to be minimal as the Company has $124.8 million of U.S. federal net operating loss carryforwards, $109.1 million of state and local net operating loss carryforwards, $0.8 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local net operating loss carryforwards expire between 2022 and 2032.

The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2011, the non-U.S. subsidiaries have a cumulative unremitted foreign loss position of $11.7 million.

The Company generated income from continuing operations of $10.7 million or $0.23 per diluted share in the first quarter of 2012 compared to $1.5 million or $0.03 per diluted share in the first quarter of 2011. Included in the first quarter of 2011 are a $1.0 million write-off of deferred financing fees as a result of refinancing actions, $1.9 million of acquisition and integration expense and the $1.1 million tax charge resulting from the liquidation transaction.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes:

	Three Months Ended
	February 29,	February 28,
(Dollars in millions)	2012	2011
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$86.5	$87.1
Specialty Chemicals	131.9	125.7

Total Performance Chemicals	$218.4	$212.8

Decorative Products
Coated Fabrics	$30.1	$28.9
Laminates and Performance Films	27.4	30.2

Total Decorative Products	$57.5	$59.1

Consolidated Net Sales	$275.9	$271.9

Segment Gross Profit:
Performance Chemicals	$48.4	$42.5
Decorative Products	12.5	9.6

Consolidated Gross Profit	$60.9	$52.1

Segment Operating Profit (Loss):
Performance Chemicals	$25.7	$21.4
Decorative Products	2.5	(.9)
Interest expense	(9.5)	(9.3)
Corporate expense	(4.5)	(4.1)
Acquisition and integration related expense	—	(1.9)
Write-off of deferred financing fees	—	(1.0)

Consolidated Income Before Income Taxes	$14.2	$4.2

Performance Chemicals

Performance Chemicals’ net sales increased $5.6 million to $218.4 million during the first quarter of 2012 compared to $212.8 million during the first quarter of 2011. The increase was primarily due to positive pricing actions of $21.5 million to cover higher raw material costs and favorable product mix, which was partially offset by volume decreases and unfavorable foreign currency translation effects. Net sales for the Paper and Carpet Chemicals product line decreased slightly to $86.5 million during the first quarter of 2012 compared to $87.1 million during the first quarter of 2011 driven by volume decreases which were partially offset by positive pricing actions. Net sales for the Specialty Chemicals product line increased $6.2 million to $131.9 million during the first quarter of 2012 compared to $125.7 million during the first quarter of 2011 driven by sales in high growth areas such as global oil and gas drilling chemicals and Asian specialty rubber applications.

Performance Chemicals’ gross profit was $48.4 million with a gross profit margin of 22.2% during the first quarter of 2012 compared to $42.5 million and a gross profit margin of 20.0% in the first quarter of 2011.

This segment generated an operating profit of $25.7 million in the first quarter of 2012 compared to $21.4 million in the first quarter of 2011. The increase in segment operating profit was primarily due to pricing actions, favorable product mix from globally positioned product lines and improved productivity. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items include $2.7 million due to a one-time fair value adjustment for ELIOKEM inventory and workforce reduction costs for ELIOKEM of $0.7 million in the first quarter of 2011.

Decorative Products

Decorative Products’ net sales decreased $1.6 million, or 2.7%, to $57.5 million in the first quarter of 2012 from $59.1 million in the first quarter of 2011. Sales improved for global Coated Fabrics and declined for Laminates and Performance Films. Coated Fabrics net sales were $30.1 million in the first quarter of 2012 compared to $28.9 million in the first quarter of 2011 as sales improved in the transportation, contract upholstery and marine markets. Net sales for the Laminates and Performance Films product lines were $27.4 million during the first quarter of 2012 compared to $30.2 million during the first quarter of 2011. Laminate product line sales increased modestly while the Performance Film product line sales declined on weakness in pool liner and industrial applications.

Decorative Products’ gross profit was $12.5 million with a gross profit margin of 21.7% during the first quarter of 2012 compared to $9.6 million and a gross profit margin of 16.2% in the first quarter of 2011.

Segment operating profit was $2.5 million for the first quarter of 2012 compared to a loss of $0.9 million for the first quarter of 2011. The improvement was primarily due to favorable product mix, improved productivity and positive pricing actions. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first quarter of 2012 include workforce reduction costs of $0.4 million and workforce reduction costs of $0.1 million for the first quarter of 2011.

Corporate

Corporate expenses were $4.5 million in the first quarter of 2012 compared to $4.1 million in the first quarter of 2011. The increase is primarily due to higher employee benefit expense.

Financial Resources

The following table reflects key cash flow measures from continuing operations:

	Three Months Ended
(Dollars in millions)	February 29, 2012	February 28, 2011	Change

Cash provided by (used in) operating activities	$13.7	$(31.4)	$43.7
Cash provided by (used in) investing activities	$6.4	$(21.3)	$27.7
Cash (used in) provided by financing activities	$(1.9)	$46.4	$(48.3)
Increase (decrease) in cash and cash equivalents	$19.7	$(.8)	$20.5

Cash provided by operating activities was $13.7 million in the first quarter of 2012 compared to cash used of $31.4 million in the first quarter of 2011. Cash provided by operations increased in 2012 primarily due to improved pre-tax profitability and a decrease in funds used by working capital compared to 2011. While accounts receivable increased year-over-year, the Company’s Days Sales Outstanding (“DSO”) declined slightly from 47.9 days at November 30, 2011 compared to 48.6 days at February 29, 2012.

Cash provided by investing activities was $6.4 million in the first quarter of 2012, compared to cash used of $21.3 million in the first quarter of 2011. Included in 2012 is $10.0 million of proceeds from the sale of the Company’s North American wallcovering business. Included in 2011 is the cash paid for the acquisition of ELIOKEM of $299.8 million, less cash acquired in the businesses of $30.1 million. Also included in 2011 was the use of $253.2 million of restricted cash, which primarily consisted of $250.0 million in proceeds from the issuance of the Senior Notes, which was placed in an escrow account in November 2010 until the completion of the acquisition of ELIOKEM and refinancing of the Company’s existing debt on December 9, 2010. Additionally, the Company incurred $3.7 million of capital expenditures in the first quarter of 2012 compared to $4.8 million in the first quarter of 2011. The Company expects to spend approximately $30 million—$32 million for capital expenditures during 2012. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.

Cash used in financing activities in the first quarter of 2012 was $1.9 million which was primarily due to debt repayments of $0.6 million. Cash provided by financing activities in the first quarter of 2011 was $46.4 million due to the refinancing and increase of the Company’s Term Loan B from $140.9 million to $200 million. This increase was used to complete the acquisition of ELIOKEM. Total debt was $457.0 million as of February 29, 2012, which includes the Senior Notes, $197.5 million for the Term Loan and $9.5 million of foreign debt, compared to $457.3 million as of November 30, 2011. The Company’s cash balance of $118.6 million, excluding restricted cash of $5.5 million, at February 29, 2012 consists of $84.0 million in the U.S., $15.5 million in Europe and $19.1 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

Debt

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

(in Millions)	February 29, 2012	November 30, 2011

$200 million Term Loan B - current portion (interest at 5.75%)	$2.0	$2.0
Foreign subsidiaries borrowings (interest at 5.9% - 13.1%)	9.5	9.3

Total	$11.5	$11.3

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $4.7 million at both February 29, 2012 and November 30, 2011. Foreign borrowings that were secured by a compensating cash balance in the U.S. were $4.8 million as of February 29, 2012 and $4.6 million as of November 30, 2011. As of February 29, 2012, total borrowing capacity for these foreign working capital credit lines was $17.0 million, of which $9.5 million has been utilized. Also, as of February 29, 2012, there were $9.3 million letters of credit issued under the foreign letters of credit facilities.

The Company’s long-term debt consists of the following:

(in Millions)	February 29, 2012	November 30, 2011

$200 million Term Loan B (interest at 5.75%)	$197.5	$198.0
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.49%)	—	—

	447.5	448.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(1.6)	(1.7)

Total Long-Term Debt	$443.9	$444.3

In connection with the acquisition of ELIOKEM, the Company issued $250 million of Senior Notes with a 7.875% interest rate, payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. The Company may redeem a portion of the outstanding Senior Notes any time after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.

Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by the property, plant and equipment and intangible assets of the combined companies. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The applicable margin for the Eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one-month Eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75% and was 2.8 at February 29, 2012. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company does not expect to make any annual excess free cash flow payments for 2012. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .6 at February 29, 2012.

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

In December 2010, the Company amended and restated its Senior Secured Revolving Credit Facility (“Facility”), increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on February 29, 2012 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the New Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the first quarter of 2012 and averaged $85.0 million.

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

At February 29, 2012, the Company had $90.7 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At February 29, 2012, domestic letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $88.4 million.

The weighted-average interest rate on the Company’s debt was 6.97% and 6.94% during the first quarters of 2012 and 2011, respectively.

The Company incurred approximately $15.5 million of deferred financing costs in connection with the issuance of the Senior Notes, the new $200 million Term Loan and the Facility. These new deferred financing costs are being amortized over the respective terms of the underlying debt. Total amortization expense of deferred financing costs was $0.7 million for each of the first quarters of 2012 and 2011. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B and were written-off in the first quarter of 2011.

The fair value of the Company’s debt at February 29, 2012 approximated $436.7 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

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

Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended November 30, 2011, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 29, 2012 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

At February 29, 2012, the Company employed approximately 2,300 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 9.7% or 225 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements. There is one labor contract covering approximately 55 employees which expires in 2012.

New Accounting Pronouncements

Accounting Standards Adopted in 2012 – In December 2010, the FASB issued ASU 2010-29, “Business Combinations” which provides guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance became effective for the Company on December 1, 2011. The adoption of this ASU did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 was effective for the Company December 1, 2011. The adoption of this ASU is not anticipated to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting Standard Not Yet Adopted – In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This accounting update requires companies to report comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 will be effective for the Company December 1, 2012. Early adoption is permitted. The adoption of this ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Risks and uncertainties that may cause actual results to differ materially from expected results include, among others: economic trends and conditions affecting the economy in general and/or the Company’s end-use markets; prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylonitrile, acrylics and textiles; ability to increase pricing to offset raw material cost increases; product substitution and/or demand destruction due to product technology, performance or cost disadvantages; high degree of customer concentration and potential loss of a significant customer; supplier, customer and/or competitor consolidation; customer credit and bankruptcy risk; failure to successfully develop and commercialize new products; a decrease in regional customer demand due to reduced in-region production or increased import competition; risks associated with international operations including political unrest, fluctuations in exchange rates, and regulatory uncertainty; failure to successfully implement productivity enhancement and cost reduction initiatives; risks associated with chemical handling and manufacturing and with acts of war, terrorism, natural disasters or accidents, including fires, floods, explosions and releases of hazardous substances; unplanned full or partial suspension of plant operations; ability to comply, and cost of compliance with legislative and regulatory changes, including changes impacting environmental, health and safety compliance and changes which may restrict or prohibit the Company from using or selling certain products and raw materials; losses from the Company’s strategic alliance, joint venture, acquisition, integration and operational activities; rapid inflation in health care costs; loss of key employees and inability to attract and retain new key employees; prolonged work stoppage resulting from labor disputes with unionized workforce; changes in, and significant contributions required to meet, pension plan funding obligations; attacks on and/or failure of the Company’s information systems; infringement or loss of the Company’s intellectual property; litigation and claims against the Company related to products, services, contracts, employment, environmental, safety, intellectual property and other matters; adverse litigation judgments or settlements; absence of or inadequacy of insurance coverage for litigation judgments, settlements or other losses; stock price volatility; availability of financing at anticipated rates and terms; and loan covenant default arising from substantial debt and leverage and the inability to service that debt, including increases in applicable short-term or long-term borrowing rates.

For further information on risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended November 30, 2011.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note E to the Unaudited Consolidated Financial Statements, the Company’s new Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the new Term Loan and the Facility were $197.5 million as of February 29, 2012. Non-domestic borrowings with banks were $9.5 million as of February 29, 2012. The weighted average effective interest rate of the Company’s outstanding debt was 6.97% as of February 29, 2012. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation gain of $4.6 million as of February 29, 2012, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 29, 2012, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Other than described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2011. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations or cash flow.

Item 6. Exhibits

a.) Exhibits

12.1	Ratio of Earnings to fixed charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2012, filed with the SEC on April 9, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 29, 2012 and February 28, 2011; (ii) the Consolidated Statements of Financial Position at February 29, 2012 and November 30, 2011; (iii) the Consolidated Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011; and (iv) the Notes to the Unaudited Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date: April 9, 2012	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 9, 2012	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Ratio of Earnings to fixed charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2012, filed with the SEC on April 9, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 29, 2012 and February 28, 2011; (ii) the Consolidated Statements of Financial Position at February 29, 2012 and November 30, 2011; (iii) the Consolidated Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011; and (iv) the Notes to the Unaudited Interim Consolidated Financial Statements.