Form 10-Q
period 2012-05-31
OMNOVA SOLUTIONS INC
filed 2012-06-29
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2012

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

At May 31, 2012, there were 46,605,870 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information

Item 1. Financial Statements

OMNOVA SOLUTIONS INC.

Consolidated Statements of Operations

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2012	2011	2012	2011
Net Sales	$307.5	$312.8	$583.4	$584.7
Cost of products sold	247.5	252.4	462.5	472.3

Gross Profit	60.0	60.4	120.9	112.4

Selling, general and administrative	32.2	28.4	61.7	55.7
Depreciation and amortization	8.1	8.3	16.1	16.4
Asset impairment	.5	—	.5	—
Restructuring and severance	—	.5	.4	1.3
Interest expense	9.5	9.6	19.0	18.9
Deferred financing fees write-off	—	—	—	1.0
Acquisition and integration related expense	—	.8	—	2.7
Other expense (income), net	(.1)	1.2	(.8)	.7

	50.2	48.8	96.9	96.7

Income From Continuing Operations Before Income Taxes	9.8	11.6	24.0	15.7
Income tax expense	2.9	4.1	6.4	6.7

Income From Continuing Operations	6.9	7.5	17.6	9.0

Discontinued Operations
Gain (Loss) from discontinued operations (net of tax)	.1	(1.3)	(3.1)	(1.8)
Gain on sale of discontinued operations (net of tax)	—	—	6.0	—

Total discontinued operations	.1	(1.3)	2.9	(1.8)

Net Income	$7.0	$6.2	$20.5	$7.2

Income Per Share
Basic
Basic income from continuing operations per share	$.15	$.17	$.38	$.20
Basic income (loss) from discontinued operations per share	—	(.03)	.07	(.04)

Basic Net Income Per Share	$.15	$.14	$.45	$.16

Diluted
Diluted income from continuing operations per share	$.15	$.16	$.38	$.20
Diluted income (loss) from discontinued operations per share	—	(.02)	.07	(.04)

Diluted Net Income Per Share	$.15	$.14	$.45	$.16

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Financial Position

(Dollars in Millions, Except Share Amounts)

	May 31,	November 30,
	2012	2011
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$127.9	$98.9
Restricted cash	5.5	4.2
Accounts receivable, net	166.9	163.2
Inventories	104.3	84.5
Prepaid expenses and other	4.0	3.9
Deferred income taxes - current	6.2	6.5
Assets held for sale - current	—	16.6

Total Current Assets	414.8	377.8

Property, plant and equipment, net	213.1	220.8
Trademarks and other intangible assets, net	81.8	87.5
Goodwill	84.9	88.0
Deferred income taxes - non-current	68.7	69.1
Deferred financing fees	12.4	13.6
Other assets	11.7	8.3

Total Assets	$887.4	$865.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$10.8	$11.3
Accounts payable	123.3	108.5
Accrued payroll and personal property taxes	14.5	16.8
Employee benefit obligations	2.2	2.2
Deferred income taxes - current	.1	.1
Accrued interest	1.9	1.8
Other current liabilities	15.5	7.3
Liabilities held for sale - current	.6	8.5

Total Current Liabilities	168.9	156.5

Senior notes	250.0	250.0
Long-term debt - other	193.5	194.3
Postretirement benefits other than pensions	7.7	7.8
Pension liabilities	88.6	91.5
Deferred income taxes - non-current	25.9	28.3
Other liabilities	15.8	15.0

Total Liabilities	750.4	743.4

Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 47.0 million and 46.1 million shares issued as of May 31, 2012 and November 30, 2011, respectively	4.7	4.6
Additional contributed capital	328.7	324.9
Retained deficit	(94.3)	(114.8)
Treasury stock at cost; .4 million shares at May 31, 2012 and November 30, 2011	(2.9)	(2.7)
Accumulated other comprehensive loss	(99.2)	(90.3)

Total Shareholders’ Equity	137.0	121.7

Total Liabilities and Shareholders’ Equity	$887.4	$865.1

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

Consolidated Statements of Cash Flows

(Dollars in Millions)

(Unaudited)

	Six Months Ended May 31,
	2012	2011
Operating Activities
Net income	$20.5	$7.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16.1	16.4
Gain on sale of business	(6.0)	—
Non-cash stock compensation expense	2.3	2.1
Deferred income taxes	—	.8
Provision for obsolete inventories	—	2.5
Provision for doubtful accounts	(1.2)	.6
Other	1.6	1.5
Changes in operating assets and liabilities:
Current assets	(13.4)	(62.9)
Current liabilities	5.8	21.3
Other non-current assets	(12.3)	(1.6)
Other non-current liabilities	5.8	(11.8)
Discontinued operations	3.1	(.2)

Net Cash Provided By (Used In) Operating Activities	22.3	(24.1)

Investing Activities
Capital expenditures	(10.2)	(10.7)
Proceeds from asset sales	—	1.0
Proceeds from sale of business	12.4	—
Acquisitions of businesses, net of cash acquired	—	(271.6)
Restricted cash	—	253.2
Discontinued operations	—	(.3)

Net Cash Provided By (Used In) Investing Activities	2.2	(28.4)

Financing Activities
Proceeds from borrowings	—	198.7
Repayment of debt obligations	(1.0)	(142.6)
Short-term debt payments, net	(.2)	1.4
Payments for deferred financing fees	—	(10.3)
Payments received from exercise of stock options	1.4	2.4
Restricted cash	(1.3)	—

Net Cash (Used In) Provided By Financing Activities	(1.1)	49.6
Effect of exchange rate changes on cash	5.6	6.2

Net Increase (Decrease) In Cash And Cash Equivalents	29.0	3.3
Cash and cash equivalents at beginning of period	98.9	71.2

Cash And Cash Equivalents At End Of Period	$127.9	$74.5

Supplemental Cash Flows Information
Cash paid for:
Interest	$16.1	$15.9
Income taxes	$3.1	$2.2

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

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

The balance sheet at November 30, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

Description of Business – OMNOVA Solutions Inc. (“OMNOVA” or the “Company”) is an innovator of emulsion polymers, specialty chemicals and decorative and functional surfaces for a variety of industrial, commercial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands and long-standing customer relationships. We utilize 23 strategically located manufacturing, technical and other facilities in North America, Europe and Asia to service our broad customer base. OMNOVA operates two business segments: Performance Chemicals and Decorative Products.

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

The Decorative Products segment consists of two product lines – Coated Fabrics and Laminates/Performance Films. The Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets; marine and transportation seating; commercial and residential furniture; and automotive soft tops. Laminates and Performance Films product line applications include kitchen and bath cabinets; manufactured housing and recreational vehicle interiors; flooring; commercial and residential furniture; retail display fixtures; home furnishing; consumer electronics; and a variety of industrial film applications.

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided in the fourth quarter of 2011 to exit the commercial wallcovering business. Assets held for sale are disclosed separately on the balance sheet (see Note B – Discontinued Operations). The results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

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

The Company will continue to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the Company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company expects the transition period to be completed by year-end, however it could be extended for an additional three months.

For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative shares of manufacturing volume produced in the Columbus, Mississippi facility. The Company will transition the manufacturing of certain coated fabrics products to other company facilities by the end of the year.

During and following the transition period, the Company expects to incur certain cash outflows related to severance and outplacement; equipment decommissioning and relocation; facility maintenance, security and idling; and increased inventory levels to facilitate the transfer of certain products to the Company’s other manufacturing facilities. After the transition, the Company expects to receive proceeds from the sale of excess equipment and the facility.

On March 6, 2012, the Company sold its U.K.-based Muraspec commercial wallcovering business to affiliates of a2e Venture Catalysts Limited and its principal Amin Amiri for $2.4 million in cash and a note receivable for $3.8 million. The Company recognized losses of $0.9 million related to this transaction in the first half of 2012 to reflect the fair value of the assets and liabilities sold to the buyer.

Note B – Discontinued Operations (Continued)

Held for Sale Classification

As a result of the decision to exit the commercial wallcovering business, the assets and liabilities of the commercial wallcovering business were reflected as assets and liabilities held for sale at November 30, 2011 and were comprised of the following:

(in Millions)	November 30, 2011
Cash	$2.8
Accounts receivable	7.1
Inventories, net	4.0
Other current assets	2.7

Assets Held For Sale – Current	$16.6

Accounts payable	$6.6
Accrued payroll and personal property tax	1.1
Other current liabilities	.8

Liabilities Held For Sale – Current	$8.5

Liabilities held for sale at May 31, 2012 represent estimated income taxes associated with the disposed wallcovering business.

Note C – Fair Value Measurements and Risk

Financial Risk Management Objectives and Policies

The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.

Credit Risk

Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its accounts receivable and the maximum exposure of credit risk would be represented primarily by the carrying amount of those receivables. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. There was no single customer which represented more than 10% of the Company’s net trade receivables at May 31, 2012 or greater than 10% of consolidated net sales during the second quarter of 2012.

In March 2012, the Company accepted a five-year note receivable as a portion of the proceeds received from the buyer of its European Wallcovering business. The face value of this note is $3.8 million and is recorded at its fair value, which is approximately $3.6 million at May 31, 2012.

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

Note C – Fair Value Measurements and Risk (Continued)

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in the exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying transactions. The use of these contracts minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $4.6 million as of May 31, 2012. These forward exchange contracts are not designated as hedging instruments.

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

As of May 31, 2012 and November 30, 2011, the fair value of the Company’s foreign currency contracts was approximately $0.2 million and $0, respectively, and was recognized in other current assets. Gains and losses on these contracts are recognized in other expense (income).

The Company does not enter into derivative instruments for trading or speculative purposes.

Fair Value Measurements

Assets and liabilities that are within the provisions of the Fair Value Measurements and Disclosure topic of the Accounting Standards Codification (“ASC”), such as the Company’s foreign currency exchange contracts and long-term notes receivable, are recorded at fair value using market and income valuation approaches and considering the credit risk of the Company and/or the counterparty, as appropriate. The Company’s foreign currency exchange contracts are not exchange traded instruments, however, they are valued based on observable inputs for similar assets or liabilities and accordingly are classified as Level 2 inputs.

The value of the notes receivable is based on estimated future cash flows associated with the note as well as credit worthiness of the issuer and other observable inputs for similar assets, and accordingly, is classified as a Level 3 input.

Note D – Inventories

Inventories are stated at the lower of cost or market value. All U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $62.3 million or 43.5% and $65.6 million or 52.4% of inventories at May 31, 2012 and November 30, 2011, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using the first-in, first-out (“FIFO”) or average cost method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations.

	May 31,	November 30,
(in Millions)	2012	2011

Raw materials and supplies	$49.7	$42.3
Work-in-process	6.4	5.7
Finished products	86.9	77.1

Acquired cost of inventories	143.0	125.1
Excess of acquired cost over LIFO cost	(28.8)	(30.4)
Obsolescence reserves	(9.9)	(10.2)

Net Inventories	$104.3	$84.5

Note E – Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

(in Millions)	May 31, 2012	November 30, 2011

$200 million Term Loan B – current portion (interest at 5.75%)	$2.0	$2.0
Foreign subsidiaries borrowings (interest at 5.9% - 12.75%)	8.8	9.3

Total	$10.8	$11.3

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $4.1 million at May 31, 2012 and $4.7 million at November 30, 2011. Foreign borrowings that were secured by a compensating cash balance in the U.S. were $4.7 million as of May 31, 2012 and $4.6 million as of November 30, 2011. As of May 31, 2012, total borrowing capacity for these foreign working capital credit lines was $15.9 million, of which $8.8 million has been utilized. Also, as of May 31, 2012, there were $5.0 million in letters of credit issued under the foreign letters of credit facilities.

The Company’s long-term debt consists of the following:

(in Millions)	May 31, 2012	November 30, 2011

$200 million Term Loan B (interest at 5.75%)	$197.0	$198.0
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.49%)	—	—

	447.0	448.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(1.5)	(1.7)

Total Long-Term Debt	$443.5	$444.3

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

Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by the property, plant and equipment and intangible assets of the combined companies. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The applicable margin for the eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75%. As of May 31, 2012, the Net Leverage Ratio was 2.74x. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company does not expect to make any annual excess free cash flow payments for 2012. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material

Note E – Debt and Credit Lines (Continued)

domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .6 at May 31, 2012.

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

In December 2010, the Company amended and restated its Senior Secured Revolving Credit Facility (“Facility”), increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on May 31, 2012 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the New Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the second quarter of 2012 and averaged $88.2 million.

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

At May 31, 2012, the Company had $92.4 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At May 31, 2012, domestic letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $90.1 million.

The weighted-average interest rate on the Company’s debt was 6.98% and 6.94% during the second quarters of 2012 and 2011, respectively.

The Company incurred approximately $15.5 million of deferred financing costs in connection with the issuance of the Senior Notes, the new $200 million Term Loan and the Facility. These new deferred financing costs are being amortized over the respective terms of the underlying debt. Total amortization expense of deferred financing costs was $1.4 million for each of the first halves of 2012 and 2011. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B and were written-off in the first quarter of 2011.

Note E – Debt and Credit Lines (Continued)

The fair value of the Company’s debt at May 31, 2012 approximated $452.5 million, which is lower than the carrying value as a result of prevailing market rates on the Company’s debt.

Note F – Income Per Share

The following table sets forth the computation of earnings per common share and fully diluted earnings per common share as calculated under the two-class method:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
(Dollars in millions)	2012	2011	2012	2011
Basic Earnings Per Share:
Income from continuing operations	$6.9	$7.5	$17.6	$9.0
Income from continuing operations allocated to participating securities	.1	.2	.3	.2

Income from continuing operations allocated to common stockholders	$6.8	$7.3	$17.3	$8.8

Income (Loss) from discontinued operations	$.1	$(1.3)	$2.9	$(1.8)
Income (Loss) from discontinued operations allocated to participating securities	—	—	—	—

Income (Loss) from discontinued operations allocated to common stockholders	$.1	$(1.3)	$2.9	$(1.8)

Net income	$7.0	$6.2	$20.5	$7.2
Net income allocated to participating securities	.1	.2	.3	.2

Net income allocated to common stockholders	$6.9	$6.0	$20.2	$7.0

Weighted-average common shares outstanding – basic	45.1	44.0	44.9	43.9

Income from continuing operations income per common share – basic	$.15	$.17	$.38	$.20

Income (Loss) from discontinued operations per common share – basic	$—	$(.03)	$.07	$(.04)

Net income per common share – basic	$.15	$.14	$.45	$.16

Diluted Earnings Per Share:
Income from continuing operations	$6.9	$7.5	$17.6	$9.0
Income from continuing operations allocated to participating securities	.1	.2	.3	.2

Income from continuing operations allocated to common stockholders	$6.8	$7.3	$17.3	$8.8

Income (Loss) from discontinued operations	$.1	$(1.3)	$2.9	$(1.8)
Income (Loss) from discontinued operations allocated to participating securities	—	—	—	—

Income (Loss) from discontinued operations allocated to common stockholders	$.1	$(1.3)	$2.9	$(1.8)

Net income	$7.0	$6.2	$20.5	$7.2
Net income allocated to participating securities	.1	.2	.3	.2

Net income allocated to common stockholders	$6.9	$6.0	$20.2	$7.0

Weighted-average common shares outstanding – basic	45.1	44.0	44.9	43.9
Dilutive effect of stock options	.2	.4	.1	.4

Weighted-average common shares outstanding – assuming dilution	45.3	44.4	45.0	44.3

Income from continuing operations per common share – assuming dilution	$.15	$.16	$.38	$.20

Income (Loss) from discontinued operations per common share – assuming dilution	$—	$(.02)	$.07	$(.04)

Net income per common share – assuming dilution	$.15	$.14	$.45	$.16

Options to purchase common stock and restricted shares of the Company totaling 0.5 million shares during the second quarter of 2011 and 0.3 million and 0.5 million during the first halves of 2012 and 2011, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation

The OMNOVA Solutions’ Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 9.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the grant date. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of May 31, 2012, approximately 6.6 million shares of Company common stock remained available for grants under the Plan.

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

During the first half of 2012, no stock options were issued, 526,801 stock options expired or were forfeited and 325,127 stock options were exercised.

Restricted stock grants consist of the Company’s common stock. The Company’s Board of Directors has set a three-year vesting period for most of the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the grant date. Expense relating to restricted shares is amortized ratably over the vesting period.

During the first half of 2012, 274,700 restricted shares were issued, 6,442 restricted shares vested and 2,650 shares were forfeited.

Compensation expense for all share-based payments, included in general and administrative expense, was $1.1 million and $0.8 million during the first halves of 2012 and 2011, respectively.

As of May 31, 2012, there was $3.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

Note H– Comprehensive Income

The components of comprehensive income (net of income tax) were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
(in Millions)	2012	2011	2012	2011
Net income	$7.0	$6.2	$20.5	$7.2
Amortization of unrecognized loss on terminated interest rate swap	.4	.6	.8	1.0
Foreign currency translation (loss) gain	(12.6)	5.3	(10.1)	7.9
Defined benefit pension plans:
Amortization of net gain	.3	(.4)	.5	(.4)
Amortization of prior service cost	(.1)	—	(.1)	.6

Comprehensive Income	$(5.0)	$11.7	$11.6	$16.3

In November 2010, the Company terminated and settled an interest rate swap related to its previous $150 million Term Loan B at a cost of $4.3 million. As required under applicable accounting guidance, this amount was recognized in Accumulated Other Comprehensive Income (Loss) and was being amortized into interest expense through May 2012, the original term of the interest rate swap agreement.

Note I – Employee Benefit Plans

The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(in Millions)	Pension Plans		Health Care Plans
Three months ended May 31, 2012 and 2011	2012	2011	2012	2011
Service costs	$.4	$.5	$—	$—
Interest costs	3.5	3.4	.1	.1
Expected return on plan assets	(3.6)	(3.7)	—	—
Amortization of net actuarial loss (gain)	.8	.7	(.3)	(.4)
Amortization of prior service costs	—	—	(.1)	(.1)

Net periodic cost (benefit)	$1.1	$.9	$(.3)	$(.4)

(in Millions)	Pension Plans		Health Care Plans
Six months ended May 31, 2012 and 2011	2012	2011	2012	2011
Service costs	$.8	$1.0	$—	$—
Interest costs	7.1	6.9	.3	.2
Expected return on plan assets	(7.2)	(7.6)	—	—
Amortization of net actuarial loss (gain)	1.6	1.4	(.7)	(.8)
Amortization of prior service costs	—	—	(.2)	(.1)

Net periodic cost (benefit)	$2.3	$1.7	$(.6)	$(.7)

The Company is required to contribute approximately $7.9 million in 2012 to its pension plan trust.

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made with Company stock. Non-cash expense based on Company stock for this plan was $0.4 million and $1.2 million for the three and six months ended May 31, 2012 respectively, and $0.5 million and $1.2 million for the three and six months ended May 31, 2011, respectively.

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

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated income from continuing operations before income taxes.

	Three Months Ended May 31,		Six Months Ended May 31,
(in Millions)	2012	2011	2012	2011
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$90.5	$94.6	$177.0	$181.7
Specialty Chemicals	147.4	150.9	279.3	276.6

Total Performance Chemicals	$237.9	$245.5	$456.3	$458.3

Decorative Products
Coated Fabrics	$33.2	$31.1	$63.3	$60.0
Laminates and Performance Films	36.4	36.2	63.8	66.4

Total Decorative Products	$69.6	$67.3	$127.1	$126.4

Total Net Sales	$307.5	$312.8	$583.4	$584.7

Segment Operating Profit (Loss)
Performance Chemicals	$23.4	$23.9	$49.1	$45.3
Decorative Products	1.3	1.4	3.8	.4

Total Segment Operating Profit	24.7	25.3	52.9	45.7
Interest expense	(9.5)	(9.6)	(19.0)	(18.9)
Corporate expense	(5.4)	(3.3)	(9.9)	(7.4)
Acquisition and integration costs	—	(.8)	—	(2.7)
Write-off of deferred financing fees	—	—	—	(1.0)

Income From Continuing Operations Before Income Taxes	$9.8	$11.6	$24.0	$15.7

Note L – Income Taxes

The Company recorded income tax expense of $2.9 million and $4.1 million for the three months ended of May 31, 2012 and 2011, respectively, and income tax expense of $6.4 million and $6.7 million for the six months ended May 31, 2012 and 2011, respectively.

For the six months ended May 31, 2012, the Company’s effective tax rate of 26.6% was lower than its domestic federal statutory rate primarily due to income in foreign jurisdictions where the rate is lower than the U.S. domestic statutory rate, and $0.8 million of discrete tax benefits recorded during the first half of 2012.

At May 31, 2012 and November 30, 2011, the total unrecognized tax benefits excluding interest and penalties were $10.2 million and $10.6 million, respectively. The total amount of penalties and interest recognized in the statement of financial position were $0.6 million and $0.4 million as of May 31, 2012 and November 30, 2011, respectively.

Note L – Income Taxes (Continued)

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. During the six months ended May 31, 2012, the Company recognized $0.2 million of interest and penalty expense.

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

As of May 31, 2012, the Company had approximately $124.8 million of domestic federal net operating loss carryforwards (NOLCs), $109.1 million of state and local NOLCs, $0.8 million foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the tax years 2022 through 2032 while the foreign tax credit carryforwards expire between tax years 2012 and 2021. The Company has approximately $19.6 million of domestic capital loss carryforward, which are expected to expire by the tax year 2017. The Company has provided a valuation allowance against the capital loss carryforward as the Company does not anticipate the opportunity to utilize the carry forward before the expiration period.

With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2006.

Note M – Restructuring and Severance

During the first half of 2012, the Company recognized restructuring and severance costs related to its continuing operations of $0.4 million for Decorative Products primarily relating to workforce reduction actions. Additionally, during the first six months of 2012, the Company recognized $0.6 million of severance expense related to its discontinued operations, primarily due to workforce reduction actions

Note N – Other Expense (Income)

The following table sets forth the major components of other expense (income):

	Three Months Ended May 31,		Six Months Ended May 31,
(in Millions)	2012	2011	2012	2011
(Gain) Loss on foreign currency transactions	$.6	$2.3	$.3	$2.4
Goods and services tax settlement from customer	—	(.8)	—	(.8)
Licensing and royalty revenue	—	(.3)	(.3)	(.6)
Sale of scrap	(.4)	—	(.8)	—
Other bank fees and interest expense	.2	—	.4	—
Interest income	(.1)	—	(.2)	—
Other	(.4)	—	(.2)	(.3)

	$(.1)	$1.2	$(.8)	$.7

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness

The $250 million Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). Current guarantor subsidiaries include Decorative Products Thailand Inc. (“Ohio”) and OMNOVA Wallcovering (U.S.A.) Inc. Presented below are the condensed financial statements of OMNOVA Solutions (“Parent”) as borrower, its combined Guarantor subsidiaries and its combined Non-Guarantor subsidiaries. The income (loss) of the Company’s subsidiary guarantors and non-guarantors in these Condensed Consolidating Statements of Operations are presented under the equity method for purposes of this disclosure only.

Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$204.7	$—	$110.8	$(8.0)	$307.5
Cost of products sold	165.5	—	89.9	(7.9)	247.5

Gross profit	39.2	—	20.9	(.1)	60.0

Selling, general and administrative	22.2	.2	9.8	—	32.2
Depreciation and amortization	4.1	—	4.0	—	8.1
Restructuring and severance	—	—	—	—	—
Interest expense	7.9	(.5)	2.4	(.3)	9.5
Asset impairment	.2	—	.3	—	.5
(Income) loss from subsidiaries	(3.5)	(2.7)	—	6.2	—
Other (income) expense, net	(1.0)	(.1)	1.3	(.3)	(.1)

	29.9	(3.1)	17.8	5.6	50.2

Income (loss) from continuing operations before income taxes	9.3	3.1	3.1	(5.7)	9.8
Income tax expense	3.3	—	(.4)	—	2.9

Income (loss) from continuing operations	6.0	3.1	3.5	(5.7)	6.9
Income (loss) from discontinued operations	1.0	(.1)	(.8)	—	.1

Net Income	$7.0	$3.0	$2.7	$(5.7)	$7.0

Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$383.4	$—	$214.7	$(14.7)	$583.4
Cost of products sold	305.6	—	171.3	(14.4)	462.5

Gross profit	77.8	—	43.4	(.3)	120.9

Selling, general and administrative	41.6	.5	19.6	—	61.7
Depreciation and amortization	8.2	—	7.9	—	16.1
Restructuring and severance	.4	—	—	—	.4
Interest expense	15.8	(.9)	4.3	(.2)	19.0
Asset impairment	.3	—	.2	—	.5
(Income) loss from subsidiaries	(7.4)	(7.6)	—	15.0	—
Other (income) expense, net	(2.1)	(.3)	1.6	—	(.8)

	56.8	(8.3)	33.6	14.8	96.9

Income (loss) from continuing operations before income taxes	21.0	8.3	9.8	(15.1)	24.0
Income tax expense	6.4	—	—	—	6.4

Income (loss) from continuing operations	14.6	8.3	9.8	(15.1)	17.6
Income (loss) from discontinued operations	5.9	(.8)	(2.2)	—	2.9

Net Income	$20.5	$7.5	$7.6	$(15.1)	$20.5

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$200.3	$—	$117.2	$(4.7)	$312.8
Cost of products sold	163.6	—	93.4	(4.6)	252.4

Gross profit	36.7	—	23.8	(.1)	60.4

Selling, general and administrative	19.3	.3	8.8	—	28.4
Depreciation and amortization	4.0	—	4.3	—	8.3
Restructuring and severance	.4	—	.1	—	.5
Interest expense	7.9	(.5)	1.9	.3	9.6
Acquisition and integration costs	.8	—	—	—	.8
(Income) loss from subsidiaries	(3.1)	(2.7)	—	5.8	—
Other (income) expense, net	(1.0)	(.2)	2.4	—	1.2

	28.3	(3.1)	17.5	6.1	48.8

Income (loss) from continuing operations before income taxes	8.4	3.1	6.3	(6.2)	11.6
Income tax expense	1.2	—	2.9	—	4.1

Income (loss) from continuing operations	7.2	3.1	3.4	(6.2)	7.5
Income (loss) from discontinued operations	(1.0)	.4	(.7)	—	(1.3)

Net Income	$6.2	$3.5	$2.7	$(6.2)	$6.2

Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Net Sales	$377.2	$—	$215.7	$(8.2)	$584.7
Cost of products sold	308.0	—	172.5	(8.2)	472.3

Gross profit	69.2	—	43.2	—	112.4

Selling, general and administrative	36.9	.5	18.3	—	55.7
Depreciation and amortization	8.2	—	8.2	—	16.4
Restructuring and severance	.6	—	.7	—	1.3
Interest expense	15.2	(.5)	3.6	.6	18.9
Acquisition and integration cost	2.7	—	—	—	2.7
Deferred financing fees write-off	1.0	—	—	—	1.0
(Income) loss from subsidiaries	(4.9)	(4.5)	—	9.4	—
Other (income) expense, net	(1.4)	(.3)	2.4	—	.7

	58.3	(4.8)	33.2	10.0	96.7

Income (loss) from continuing operations before income taxes	10.9	4.8	10.0	(10.0)	15.7
Income tax expense	2.1	—	4.6	—	6.7

Income (loss) from continuing operations	8.8	4.8	5.4	(10.0)	9.0
Income (loss) from discontinued operations	(1.6)	.7	(.9)	—	(1.8)

Net Income	$7.2	$5.5	$4.5	$(10.0)	$7.2

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position May 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$94.8	$—	$33.1	$—	$127.9
Restricted cash	5.5	—	—	—	5.5
Accounts receivable, net	86.5	—	80.4	—	166.9
Inventories	51.4	—	53.7	(.8)	104.3
Prepaid expenses and other	2.2	—	1.8	—	4.0
Deferred income taxes	4.4	—	2.8	(1.0)	6.2

Total Current Assets	244.8	—	171.8	(1.8)	414.8

Property, plant and equipment, net	105.4	—	107.7	—	213.1

Trademarks and other intangible assets, net	91.8	—	87.2	.1	179.1
Deferred income taxes	66.5	—	4.7	(2.5)	68.7
Investments in subsidiaries and intercompany	83.4	141.7	2.8	(227.9)	—
Other assets	188.8	—	5.8	(182.9)	11.7

Total Assets	$780.7	$141.7	$380.0	$(415.0)	$887.4

LIABILITIES AND SHARE HOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$8.8	$—	$10.8
Accounts payable	68.7	.1	54.7	(.2)	123.3
Accrued payroll and personal property taxes	11.2	—	3.3	—	14.5
Employee benefit obligations	2.2	—	—	—	2.2
Deferred income taxes - current	—	—	1.1	(1.0)	.1
Other current liabilities	16.0	(.2)	2.2	(.6)	17.4
Liabilities held for sale - current	—	.3	.3	—	.6

Total Current Liabilities	100.1	.2	70.4	(1.8)	168.9

Long-term debt	443.5	—	—	—	443.5
Postretirement benefits other than pensions	7.7	—	—	—	7.7
Pension liabilities	80.0	—	8.6	—	88.6
Deferred income taxes	—	—	28.5	(2.6)	25.9
Other liabilities	12.4	79.7	227.5	(303.8)	15.8

Total Liabilities	643.7	79.9	335.0	(308.2)	750.4

Shareholders’ Equity
Common stock	4.7	—	16.2	(16.2)	4.7
Additional contributed capital	328.7	144.6	4.9	(149.5)	328.7
Retained earnings (deficit)	(94.3)	(85.0)	35.0	50.0	(94.3)
Treasury stock	(2.9)	—	—	—	(2.9)
Accumulated other comprehensive income (loss)	(99.2)	2.2	(11.1)	8.9	(99.2)

Total Shareholders’ Equity	137.0	61.8	45.0	(106.8)	137.0

Total Liabilities and Shareholders’ Equity	$780.7	$141.7	$380.0	$(415.0)	$887.4

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

ASSETS:
Current Assets
Cash and cash equivalents	$55.1	$—	$43.8	$—	$98.9
Restricted cash	4.2	—	—	—	4.2
Accounts receivable, net	87.7	—	75.5	—	163.2
Inventories	35.9	—	49.0	(.4)	84.5
Deferred income taxes	4.5	—	3.0	(1.0)	6.5
Prepaid expenses and other	2.6	—	1.3	—	3.9
Assets held for sale - current	—	—	16.6	—	16.6

Total Current Assets	190.0	—	189.2	(1.4)	377.8

Property, plant and equipment, net	105.5	—	115.3	—	220.8

Trademarks and other intangible assets, net	80.5	—	95.1	(.1)	175.5
Deferred income taxes	67.1	—	5.1	(3.1)	69.1
Investments in subsidiaries and intercompany	84.4	138.1	2.7	(225.2)	—
Other assets	214.1	(.1)	6.1	(198.2)	21.9
Assets held for sale - non-current	.1	40.9	(.1)	(40.9)	—

Total Assets	$741.7	$178.9	$413.4	$(468.9)	$865.1

LIABILITIES AND SHARE HOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$9.3	$—	$11.3
Accounts payable	51.9	—	56.6	—	108.5
Accrued payroll and personal property taxes	13.2	.1	3.5	—	16.8
Employee benefit obligations	2.2	—	—	—	2.2
Deferred income taxes	—	—	1.1	(1.0)	.1
Other current liabilities	4.6	.6	4.6	(.7)	9.1
Liabilities held for sale - current	—	—	8.5	—	8.5

Total Current Liabilities	73.9	.7	83.6	(1.7)	156.5

Long-term debt	444.3	—	—	—	444.3
Postretirement benefits other than pensions	7.8	—	—	—	7.8
Pension liabilities	82.6	—	8.9	—	91.5
Deferred income taxes	—	—	31.4	(3.1)	28.3
Other liabilities	11.4	68.4	249.0	(313.8)	15.0

Total Liabilities	620.0	69.1	372.9	(318.6)	743.4

Shareholders’ Equity
Common stock	4.6	—	57.1	(57.1)	4.6
Additional contributed capital	324.9	140.6	8.9	(149.5)	324.9
Retained earnings (deficit)	(114.8)	(32.3)	(27.1)	59.4	(114.8)
Treasury stock	(2.7)	—	—	—	(2.7)
Accumulated other comprehensive income (loss)	(90.3)	1.5	1.6	(3.1)	(90.3)

Total Shareholders’ Equity	121.7	109.8	40.5	(150.3)	121.7

Total Liabilities and Shareholders’ Equity	$741.7	$178.9	$413.4	$(468.9)	$865.1

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$20.5	$7.5	$7.6	$(15.1)	$20.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8.2	—	7.9	—	16.1
Gain on sale of business	(6.0)	—	—	—	(6.0)
Non-cash stock compensation expense	2.3	—	—	—	2.3
Deferred income taxes	.7	—	(.7)
Provision for obsolete inventories	.3	—	(.3)
Provision for doubtful accounts	(.9)	—	(.3)	—	(1.2)
Other	1.6	—	—	—	1.6
Changes in operating assets and liabilities:
Current assets	(11.3)	—	(2.5)	.4	(13.4)
Current liabilities	15.3	(.4)	(15.1)	6.0	5.8
Other non-current assets	(1.4)	(7.5)	7.3	(10.7)	(12.3)
Other non-current liabilities	(1.0)	(.3)	(12.6)	19.7	5.8
Discontinued operations	5.2	—	(2.1)	—	3.1

Net Cash Provided By (Used In) Operating Activities	33.5	(.7)	(10.8)	.3	22.3

Investing Activities
Capital expenditures	(6.3)	—	(3.9)	—	(10.2)
Proceeds from sale of business	12.4	—	—	—	12.4

Net Cash Provided By (Used In) Investing Activities	6.1	—	(3.9)	—	2.2

Financing Activities
Repayment of debt obligations	(1.0)	—	—	—	(1.0)
Short-term debt (payments), net	—	—	(.2)	—	(.2)
Payments received from the exercise of stock options	1.4	—	—		1.4
Restricted cash	(1.3)	—	—	—	(1.3)

Net Cash Provided by (Used In) Financing Activities	(.9)	—	(.2)	—	(1.1)
Effect of exchange rate changes on cash	1.0	.7	4.2	(.3)	5.6

Net Increase (Decrease) In Cash And Cash Equivalents	39.7	—	(10.7)	—	29.0
Cash and cash equivalents at beginning of period	55.1	—	43.8	—	98.9

Cash And Cash Equivalents At End Of Period	$94.8	$—	$33.1	$—	$127.9

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net income (loss)	$7.2	$5.5	$4.5	$(10.0)	$7.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8.2	—	8.2	—	16.4
Non-cash stock compensation expense	2.1	—	—	—	2.1
Deferred income taxes	—	—	1.7	(.9)	.8
Provision for obsolete inventories	.5	—	2.0	—	2.5
Provision for doubtful accounts	—	—	.6	—	.6
Other	1.4	—	—	.1	1.5
Changes in operating assets and liabilities:
Current assets	(29.3)	(.1)	(25.4)	(8.1)	(62.9)
Current liabilities	(.9)	(.1)	12.2	10.1	21.3
Other non-current assets	(230.3)	(4.5)	(50.4)	283.6	(1.6)
Other non-current liabilities	(40.2)	—	156.8	(128.4)	(11.8)
Discontinued operations	(.3)	—	.1	—	(.2)

Net Cash Provided By (Used In) Operating Activities	(281.6)	.8	110.3	146.4	(24.1)

Investing Activities
Capital expenditures	(6.1)	—	(4.6)	—	(10.7)
Proceeds from asset sale	—	—	1.0	—	1.0
Acquisitions of businesses, less cash acquired	(21.5)	(146.1)	(103.9)	(.1)	(271.6)
Restricted cash	253.2	—	—	—	253.2
Discontinued operations	(.2)	—	(.1)	—	(.3)

Net Cash Provided By (Used In) Investing Activities	225.4	(146.1)	(107.6)	(.1)	(28.4)

Financing Activities
Proceeds from borrowings	198.7	—	—	—	198.7
Repayment of debt obligations	(142.6)	—	—	—	(142.6)
Short-term debt (payments), net	—	—	1.4	—	1.4
Payments for deferred financing fees	(10.3)	—	—	—	(10.3)
Other	2.4	143.6	—	(143.6)	2.4

Net Cash Provided by (Used In) Financing Activities	48.2	143.6	1.4	(143.6)	49.6
Effect of exchange rate changes on cash	(1.6)	1.7	8.8	(2.7)	6.2

Net Increase (Decrease) In Cash And Cash Equivalents	(9.6)	—	12.9	—	3.3
Cash and cash equivalents at beginning of period	49.6	—	21.6	—	71.2

Cash And Cash Equivalents At End Of Period	$40.0	$—	$34.5	$—	$74.5

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 40% of its sales in the second quarter of 2012. Customers with sales price index contracts are primarily in the paper and carpet chemicals product line. The index is generally comprised of several components: a negotiated fixed amount per pound; the market price of key raw materials (i.e., styrene and butadiene); and the price per barrel of oil. The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

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

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2009 through 2011 and estimated purchases for 2012 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound

2012 (estimated)	190	$0.60 - $0.74
2011*	205	$0.65 - $0.77
2010	180	$0.54 - $0.68
2009	170	$0.38 - $0.61

*	The increase over 2010 is partially due to the requirements of the acquired ELIOKEM business.

Butadiene, a key raw material component, is generally available worldwide but subject to regional shortages from time to time and significant price volatility. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. New capacity is expected to become operational in Asia over the next two years. OMNOVA’s butadiene purchases for 2009 through 2011 and estimated purchases for 2012 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound

2012 (estimated)	160	$0.84 - $1.98
2011*	175	$0.86 - $2.06
2010	135	$0.63 - $0.94
2009	125	$0.25 - $0.68

*	The increase over 2010 is partially due to the requirements of the acquired ELIOKEM business.

Market prices for butadiene in the U.S. decreased 26% in June 2012 to approximately $1.09.

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

Key operating measures utilized by the business segments include orders, sales, working capital turnover, inventory, productivity, new product vitality, cost of quality and order fill-rates which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly, monthly and quarterly depending on the needs established by operating management.

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

The Company will continue to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the Company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company expects the transition period to be completed by year-end, however it could be extended for an additional three months.

For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative shares of manufacturing volume produced in the Columbus, Mississippi facility. The Company will transition the manufacturing of certain coated fabrics products to other company facilities by the end of the year.

During and following the transition period, the Company expects to incur certain cash outflows related to severance and outplacement; equipment decommissioning and relocation; facility maintenance, security and idling; and increased inventory levels to facilitate the transfer of certain products to the Company’s other manufacturing facilities. After the transition, the Company expects to receive proceeds from the sale of excess equipment and the facility.

On March 6, 2012, the Company sold its U.K.-based Muraspec commercial wallcovering business to affiliates of a2e Venture Catalysts Limited and its principal Amin Amiri for $2.4 million in cash and a note receivable for $3.8 million. The Company recognized losses of $0.9 million related to this transaction in the first half of 2012 to reflect the fair value of the assets and liabilities to be sold to the buyer.

With the Company’s decision to exit the commercial wallcovering business, the results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

Held For Sale Classification

As a result of the decision to exit the commercial wallcovering business, the assets and liabilities of the commercial wallcovering business were reflected as assets and liabilities held for sale at November 30, 2011 and are comprised of the following:

(in Millions)	November 30, 2011
Cash	$2.8
Accounts receivable	7.1
Inventories, net	4.0
Other current assets	2.7

Assets Held For Sale - Current	$16.6

Accounts payable	$6.6
Accrued payroll and personal property tax	1.1
Other current liabilities	.8

Liabilities Held For Sale - Current	$8.5

Non-Current Tax Liability	$—

Liabilities held for sale at May 31, 2012 represent estimated income taxes associated with the disposed wallcovering business.

Unless otherwise noted, the following discussions of the results of operations of the Company and its segments exclude the discontinued businesses.

Results of Operations for the Three and Six Months Ended May 31, 2012 Compared to the Three and Six Months Ended May 31, 2011

The Company’s net sales in the second quarter of 2012 were $307.5 million compared to $312.8 million in the second quarter of 2011. The Performance Chemicals business segment revenue decreased by 3.1% while the Decorative Products business segment revenue increased 3.4%. The Company’s net sales in the first half of 2012 were $583.4 million compared to $584.7 million in the first half of 2011. The Performance Chemicals business segment revenue decreased slightly by 0.4% while the Decorative Products business segment revenue increased 0.6%. Contributing to the net sales decrease in both the quarter and first six months of 2012 were volume decreases and unfavorable currency exchange translation effects which were partially offset by favorable product mix and higher pricing of $19.3 million in the quarter and $43.5 million in the first six months to cover increased raw material costs.

Gross profit in the second quarter of 2012 was $60.0 million with a gross profit margin of 19.5% compared to gross profit of $60.4 million and a gross profit margin of 19.3% in the second quarter of 2011. The increase in gross profit margin was primarily due to favorable product mix, productivity improvements and pricing actions. Raw material costs increased by $13.5 million in the second quarter versus the same period last year. Gross profit in the first half of 2012 was $120.9 million with a gross profit margin of 20.7% compared to gross profit of $112.4 million and a gross profit margin of 19.2% in the first half of 2011. The increase in gross profit margin was primarily due to favorable product mix, productivity improvements and pricing actions. Raw material costs increased by $27.4 million in the first half versus the same period last year.

Selling, general and administrative expense in the second quarter of 2012 increased $3.8 million, to $32.2 million, or 10.5% of sales, compared to $28.4 million, or 9.1% of net sales in the second quarter of 2011. Selling, general and administrative expense in the first half of 2012 increased $6.0 million, to $61.7 million, or 10.6% of sales, compared to $55.7 million, or 9.5% of net sales in the first half of 2011. The increase for both the second quarter and first half of 2012 was primarily due to higher employee benefits costs and costs related to new implementations of information technology systems.

Income tax expense was $2.9 million in the second quarter of 2012, a 29.6% effective income tax rate, compared to income tax expense of $4.1 million, or a 35.3% effective tax rate in the second quarter of 2011. Income tax expense was $6.4 million, representing a 26.6% effective income tax rate, for the first half of 2012, compared to income tax expense of $6.7 million, or a 42.7% effective tax rate in the first half of 2011. The lower rate in the first half of 2012, was primarily due to income in foreign jurisdictions where the rate is lower than the U.S. domestic federal statutory rate, while the higher rate in the first half of 2011 was related to a one-time tax charge of $1.1 million resulting from the liquidation of ELIOKEM U.S. into OMNOVA Solutions. Cash tax payments in the U.S. are expected to be minimal for the next few years as the Company has $124.8 million of U.S. federal net operating loss carryforwards, $109.1 million of state and local net operating loss carryforwards, $0.8 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local net operating loss carryforwards expire between 2022 and 2032.

Interest expense was $9.5 million and $9.6 million for the first quarters of 2012 and 2011, respectively, and $19.0 million and $18.9 million for the first six months of 2012 and 2011, respectively. Included in interest expense is approximately $0.6 million of expense per quarter related to a settled interest rate swap which was being amortized over original term of the swap and is fully amortized as of May 2012. The Company expects interest expense to decrease by approximately $0.6 million per quarter starting with the third quarter of 2012.

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

The Company generated income from continuing operations of $6.9 million or $0.15 per diluted share in the second quarter of 2012 compared to $7.5 million or $0.16 per diluted share in the second quarter of 2011. Included in the second quarter of 2011 are $0.8 million of acquisition and integration expense. For the first half of 2012, the Company generated income from continuing operations of $17.6 million or $0.38 per diluted share compared to $9.0 million or $0.20 per diluted share in the first half of 2011. Included in the first half of 2011 are a $1.0 million write-off of deferred financing fees as a result of refinancing actions, $2.7 million of acquisition and integration expense and the $1.1 million tax charge resulting from the liquidation transaction.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2012	2011	2012	2011
Net Sales:
Performance Chemicals
Paper and Carpet Chemicals	$90.5	$94.6	$177.0	$181.7
Specialty Chemicals	147.4	150.9	279.3	276.6

Total Performance Chemicals	$237.9	$245.5	$456.3	$458.3

Decorative Products
Coated Fabrics	$33.2	$31.1	$63.3	$60.0
Laminates and Performance Films	36.4	36.2	63.8	66.4

Total Decorative Products	$69.6	$67.3	$127.1	$126.4

Consolidated Net Sales	$307.5	$312.8	$583.4	$584.7

Segment Gross Profit:
Performance Chemicals	$46.7	$48.0	$95.0	$90.5
Decorative Products	13.3	12.4	25.9	21.9

Consolidated Gross Profit	60.0	60.4	120.9	112.4
Segment Operating Profit:
Performance Chemicals	23.4	23.9	49.1	45.3
Decorative Products	1.3	1.4	3.8	.4
Interest expense	(9.5)	(9.6)	(19.0)	(18.9)
Corporate expense	(5.4)	(3.3)	(9.9)	(7.4)
Acquisition and integration related expense	—	(.8)	—	(2.7)
Write-off of deferred financing fees	—	—	—	(1.0)

Consolidated Income From Continuing Operations Before Income Taxes	$9.8	$11.6	$24.0	$15.7

Performance Chemicals

Performance Chemicals’ net sales decreased $7.6 million to $237.9 million during the second quarter of 2012 compared to $245.5 million during the second quarter of 2011. The decrease was primarily due to volume decreases of 8.7% and unfavorable foreign currency translation effects of $3.8 million, partially offset by positive pricing actions of $17.5 million to cover higher raw material costs. Net sales for the Paper and Carpet Chemicals product line decreased to $90.5 million during the second quarter of 2012 compared to $94.6 million during the second quarter of 2011 driven by volume decreases which were partially offset by positive pricing actions. Net sales for the Specialty Chemicals product line decreased $3.5 million to $147.4 million during the second quarter of 2012 compared to $150.9 million during the second quarter of 2011 driven by a decline in European volumes and unfavorable foreign currency translation, partially offset by positive pricing actions and increased sales in vinyl pyridine latex, global oil and gas drilling chemicals and nonwoven polymers.

In the first half of 2012, Performance Chemicals’ net sales decreased $2.0 million to $456.3 million compared to $458.3 million during the first half of 2011. The decrease was primarily due to volume decreases of 7.5% and unfavorable foreign currency translation effects of $6.4 million, partially offset by positive pricing actions of $39.0 million to cover higher raw material costs. Net sales for the Paper and Carpet Chemicals product line decreased to $177.0 million during the first half of 2012 compared to $181.7 million during the first half of 2011 driven by volume decreases which were partially offset by positive pricing actions. Net sales for the Specialty Chemicals product line increased to $279.3 million during the first half of 2012 compared to $276.6 million during the first half of 2011 driven by positive pricing actions and sales in vinyl pyridine latex, global oil and gas drilling chemicals and nonwoven polymers, partially offset by a decline in volumes and unfavorable foreign currency translation.

Performance Chemicals’ gross profit was $46.7 million with a gross profit margin of 19.6% during the second quarter of 2012 and $95.0 million with a gross profit margin of 20.8% in the first half of 2012 compared to $48.0 million with a gross profit margin of 19.6% in the second quarter of 2011 and $90.5 million with a gross profit margin of 19.7% in the first half of 2011.

This segment generated an operating profit of $23.4 million in the second quarter of 2012 compared to $23.9 million in the second quarter of 2011. The decrease in segment operating profit was primarily due to higher raw material costs and lower volumes, partially offset by pricing actions. Also included in the second quarter of 2012 is a decrease in a LIFO inventory expense of $0.9 million compared to a net LIFO inventory charge of $2.3 million in the second quarter of 2011. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the second quarter of 2011 include workforce reduction costs for ELIOKEM of $0.3 million.

This segment generated an operating profit of $49.1 million in the first half of 2012 compared to $45.3 million in the first half of 2011. The increase in segment operating profit was primarily due to pricing actions, partially offset by higher raw material costs. Also included in the first half of 2012 is a net LIFO inventory charge of $0.3 million compared to a net LIFO inventory charge of $3.1 million in the first half of 2011. The segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first half of 2011 include $2.7 million due to a one-time fair value adjustment for ELIOKEM inventory, and workforce reduction costs for ELIOKEM of $1.0 million.

Decorative Products

Decorative Products’ net sales increased $2.3 million, or 3.4%, to $69.6 million in the second quarter of 2012 from $67.3 million in the second quarter of 2011. Coated Fabrics net sales were $33.2 million in the second quarter of 2012 compared to $31.1 million in the second quarter of 2011 as sales improved in the transportation and contract upholstery markets. Net sales for the Laminates and Performance Films product lines were $36.4 million during the second quarter of 2012 compared to $36.2 million during the second quarter of 2011. Laminate product line sales increased $3.5 million as sales improved in furniture and fixtures markets while the Performance Film product line sales declined $3.3 million on weakness in pool liner, medical and industrial applications.

Decorative Products’ net sales increased $0.7 million to $127.1 million in the first half of 2012 from $126.4 million in the first half of 2011. Coated Fabrics net sales were $63.3 million in the first half of 2012 compared to $60.0 million in the first half of 2011 as sales improved in the transportation and contract upholstery markets. Net sales for the Laminates and Performance Films product lines were $63.8 million during the first half of 2012 compared to $66.4 million during the first half of 2011. Laminate product line sales increased $3.6 million as sales improved in furniture, fixtures and kitchen and bath markets while the Performance Film product line sales declined $6.2 million on weakness in pool liner, medical and industrial applications.

Decorative Products’ gross profit was $13.3 million with a gross profit margin of 19.1% during the second quarter of 2012 compared to $12.4 million and a gross profit margin of 18.4% in the second quarter of 2011. Decorative Products’ gross profit was $25.9 million with a gross profit margin of 20.4% during the first half of 2012 compared to $21.9 million and a gross profit margin of 17.3% in the first half of 2011.

Segment operating profit was $1.3 million for the second quarter of 2012 compared to $1.4 million for the second quarter of 2011. The second quarter of 2012 includes favorable volume, and positive pricing actions, partially offset by higher unabsorbed manufacturing costs as compared to the prior year. Also included in the second quarter of 2012 is a net LIFO inventory charge of $1.0 million. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the second quarter of 2012 include asset impairment and other charges of $0.6 million.

Segment operating profit was $3.8 million for the first half of 2012 compared to $0.4 million for the first half of 2011. The improvement was primarily due to improved productivity and positive pricing actions. Also included in the first half of 2012 is a net LIFO inventory charge of $0.7 million. Segment operating profit also includes items which management excludes when evaluating the results of the Company’s segments. Those items for the first half of 2012 include workforce reduction costs of $0.4 million and asset impairment and other charges of $0.6 million. Those items for the first half of 2011 include a tax indemnification charge of $0.2 million and workforce reduction costs of $0.1 million.

Corporate

Corporate expenses were $5.4 million in the second quarter of 2012 compared to $3.3 million in the second quarter of 2011 and $9.9 million in the first half of 2012 compared to $7.4 million in the first half of 2011. The increase is primarily due to higher employee benefit and costs related to new implementations of information technology systems.

Financial Resources

Cash provided by operating activities was $22.3 million in the first half of 2012 compared to cash used of $24.1 million in the first half of 2011. Cash provided by operations increased in 2012 primarily due to improved profitability and a reduction of funds used for working capital. Accounts receivable decreased year-over-year as the Company’s Days Sales Outstanding (“DSO”) declined slightly from 47.9 days at November 30, 2011 to 47.2 days at May 31, 2012.

Cash provided by investing activities was $2.2 million in the first half of 2012, compared to cash used of $28.4 million in the first half of 2011. Included in 2012 is $12.4 million of proceeds from the sale of the Company’s wallcovering businesses. Included in 2011 is the cash paid for the acquisition of ELIOKEM of $299.8 million, less cash acquired in the businesses of $30.1 million. Also included in 2011 was the use of $253.2 million of restricted cash, which primarily consisted of $250.0 million in proceeds from the issuance of the Senior Notes, which was placed in an escrow account in November 2010 until the completion of the acquisition of ELIOKEM and refinancing of the Company’s existing debt on December 9, 2010. Additionally, the Company incurred $10.2 million of capital expenditures in the first half of 2012 compared to $10.7 million in the first half of 2011. The Company expects to spend approximately $30 million—$32 million for capital expenditures during 2012. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.

Cash used in financing activities in the first half of 2012 was $1.1 million which was primarily due to debt repayments of $1.2 million. Cash provided by financing activities in the first half of 2011 was $49.6 million due to the refinancing and increase of the Company’s Term Loan B from $140.9 million to $200 million. This increase was used to complete the acquisition of ELIOKEM. Total debt was $455.8 million as of May 31, 2012, which includes the Senior Notes, $197.0 million for the Term Loan and $8.8 million of foreign debt, compared to $457.3 million as of November 30, 2011. The Company’s cash balance of $127.9 million, excluding restricted cash of $5.5 million, at May 31, 2012 consists of $94.8 million in the U.S., $13.1 million in Europe and $20.0 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

The Company is considering an additional contribution of $11.0 million in 2012 to moderate its expected funding contributions over the next several years, to reduce its Pension Benefit Guaranty Corporation (“PBGC”) premiums and its expected annual pension expense.

Debt

Please refer to Note E to the Unaudited Consolidated Financial Statements for a discussion of debt.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2012 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

At May 31, 2012, the Company employed approximately 2,350 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 9.6% or 225 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements. On June 1, 2012, union hourly employees at OMNOVA’s Mogadore, Ohio (U.S.A.) Performance Chemicals facility, represented by the International Chemical Workers Council and its Local 419-C of the United Food and Commercial Workers Union, ratified a new contract with the Company. The contract covers 56 bargaining unit members and extends for three years through June 1, 2015.

New Accounting Pronouncements

Please refer to Note A to the Unaudited Consolidated Financial Statements for a discussion of accounting standards adopted in 2012 and accounting standards not yet adopted.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note E to the Unaudited Consolidated Financial Statements, the Company’s new Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the new Term Loan and the Facility were $197.0 million as of May 31, 2012. Non-domestic borrowings with banks were $8.8 million as of May 31, 2012. The weighted average effective interest rate of the Company’s outstanding debt was 6.98% as of May 31, 2012. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $8.0 million as of May 31, 2012, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2012, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Other than described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Inform ation

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

Item 6. Exhibits

a.) Exhibits

12.1	Ratio of Earnings to fixed charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2012, filed with the SEC on June 29, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2012; (ii) the Consolidated Statements of Financial Position at May 31, 2012 and November 30, 2011; (iii) the Consolidated Statements of Cash Flows for the three and six months ended May 31, 2012; and (iv) the Notes to the Unaudited Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date: June 29, 2012	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: June 29, 2012	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Ratio of Earnings to fixed charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2012, filed with the SEC on June 29, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2012; (ii) the Consolidated Statements of Financial Position at May 31, 2012 and November 30, 2011; (iii) the Consolidated Statements of Cash Flows for the three and six months ended May 31, 2012; and (iv) the Notes to the Unaudited Interim Consolidated Financial Statements.