Form 10-Q
period 2012-08-31
OMNOVA SOLUTIONS INC
filed 2012-09-26
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended August 31, 2012
Commission File Number 1-15147
_______________________________________________
OMNOVA Solutions Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)
175 Ghent Road Fairlawn, Ohio 44333-3300
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (330) 869-4200
_______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At August 31, 2012, there were 46,735,656 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2012	2011	2012	2011
Net Sales	$288.2	$315.0	$871.6	$899.7
Cost of products sold	230.4	264.6	692.9	736.9
Gross Profit	57.8	50.4	178.7	162.8
Selling, general and administrative	30.4	26.8	92.1	82.5
Depreciation and amortization	7.8	8.4	23.9	24.8
Asset impairment	—	2.4	.2	2.4
Restructuring and severance	.3	.2	1.0	1.5
Interest expense	8.8	9.5	27.8	28.4
Deferred financing fees write-off	—	—	—	1.0
Acquisition and integration related expense	—	(.4)	—	2.3
Other expense (income), net	.2	(.1)	(.6)	.6
	47.5	46.8	144.4	143.5
Income From Continuing Operations Before Income Taxes	10.3	3.6	34.3	19.3
Income tax expense	3.4	2.2	9.8	8.9
Income From Continuing Operations	6.9	1.4	24.5	10.4
Discontinued Operations
Loss from discontinued operations (net of tax)	(.5)	(1.0)	(3.6)	(2.8)
Gain on sale of discontinued operations (net of tax)	—	—	6.0	—
Total discontinued operations	(.5)	(1.0)	2.4	(2.8)
Net Income	$6.4	$.4	$26.9	$7.6
Income Per Share
Basic
Basic income from continuing operations per share	$.15	$.03	$.54	$.23
Basic (loss) income from discontinued operations per share	(.01)	(.02)	.05	(.06)
Basic Net Income Per Share	$.14	$.01	$.59	$.17
Diluted
Diluted income from continuing operations per share	$.15	$.03	$.54	$.23
Diluted (loss) income from discontinued operations per share	(.01)	(.02)	.05	(.06)
Diluted Net Income Per Share	$.14	$.01	$.59	$.17

Weighted average shares outstanding - Basic	45.7	44.4	45.2	44.4
Weighted average shares outstanding - Diluted	45.8	44.6	45.3	44.7
See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	August 31, 2012	November 30, 2011
	(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$145.5	$98.9
Restricted cash	5.5	4.2
Accounts receivable, net	147.6	163.2
Inventories	94.6	84.5
Prepaid expenses and other	4.9	3.9
Deferred income taxes - current	8.6	6.5
Assets held for sale - current	—	16.6
Total Current Assets	406.7	377.8
Property, plant and equipment, net	215.3	220.8
Trademarks and other intangible assets, net	80.2	87.5
Goodwill	85.5	88.0
Deferred income taxes - non-current	67.5	69.1
Deferred financing fees	11.8	13.6
Other assets	11.8	8.3
Total Assets	$878.8	$865.1
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$9.5	$11.3
Accounts payable	112.5	108.5
Accrued payroll and personal property taxes	15.1	16.8
Employee benefit obligations	2.2	2.2
Deferred income taxes - current	.5	.1
Accrued interest	6.8	1.8
Other current liabilities	18.6	7.3
Liabilities held for sale - current	—	8.5
Total Current Liabilities	165.2	156.5
Senior notes	250.0	250.0
Long-term debt - other	193.1	194.3
Postretirement benefits other than pensions	7.4	7.8
Pension liabilities	75.5	91.5
Deferred income taxes - non-current	26.3	28.3
Other liabilities	16.5	15.0
Total Liabilities	734.0	743.4
Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 47.4 million and 46.1 million shares issued as of August 31, 2012 and November 30, 2011, respectively	4.7	4.6
Additional contributed capital	330.6	324.9
Retained deficit	(87.9)	(114.8)
Treasury stock at cost; .6 million shares at August 31, 2012 and .4 million shares at November 30, 2011	(4.4)	(2.7)
Accumulated other comprehensive loss	(98.2)	(90.3)
Total Shareholders’ Equity	144.8	121.7
Total Liabilities and Shareholders’ Equity	$878.8	$865.1

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended August 31,
	2012	2011
Operating Activities
Net income	$26.9	$7.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23.9	24.8
Gain on sale of business	(6.0)	—
Impairment of long-lived assets	.2	2.4
Non-cash stock compensation expense	3.4	2.9
Deferred income taxes	(.6)	.5
Provision for obsolete inventories	(.2)	1.7
Provision for doubtful accounts	—	3.5
Other	2.1	2.3
Changes in operating assets and liabilities:
Current assets	13.4	(57.6)
Current liabilities	11.8	20.3
Other non-current assets	(9.3)	(11.4)
Other non-current liabilities	.6	(2.4)
Contribution to defined benefit plan	(16.0)	(2.8)
Discontinued operations	4.8	—
Net Cash Provided By (Used In) Operating Activities	55.0	(8.2)
Investing Activities
Capital expenditures	(19.6)	(15.5)
Proceeds from asset sales	.4	1.0
Proceeds from sale of businesses	12.3	—
Acquisition of business, net of cash acquired	—	(271.6)
Restricted cash	—	253.2
Discontinued operations	—	(.2)
Net Cash Used In Investing Activities	(6.9)	(33.1)
Financing Activities
Proceeds from borrowings	—	199.0
Repayment of debt obligations	(1.5)	(143.3)
Short-term debt payments, net	(1.5)	2.0
Payments for deferred financing fees	—	(10.4)
Payments received from exercise of stock options	1.9	2.4
Restricted cash	(1.3)	—
Net Cash (Used In) Provided By Financing Activities	(2.4)	49.7
Effect of exchange rate changes on cash	.9	10.8
Net Increase In Cash And Cash Equivalents	46.6	19.2
Cash and cash equivalents at beginning of period	98.9	71.2
Cash And Cash Equivalents At End Of Period	$145.5	$90.4
Supplemental Cash Flows Information
Cash paid for:
Interest	$19.8	$19.2
Income taxes	$3.5	$2.7

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012
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
Description of Business – The Company is an innovator of emulsion polymers, specialty chemicals and decorative and functional surfaces for a variety of industrial, commercial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands and long-standing customer relationships. We utilize 23 strategically located manufacturing, technical and other facilities in North America, Europe and Asia to service our broad customer base. OMNOVA operates two business segments: Performance Chemicals and Decorative Products.
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

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for nonwovens (such as hygiene products, engine filters, roofing mat, scrub pads, towels and wipes), specialty coatings, floor care, tape, adhesives, tire cord, textiles, construction, oil/gas drilling, plastic part coatings and ink coating additives.

Note A – Basis of Presentation (Continued)
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
The Company’s operations are located primarily in the United States, France, China, India and Thailand.
Subsequent Events – The Company has evaluated subsequent events from the date on the balance sheet through the date that these financial statements are being filed with the Securities and Exchange Commission (“SEC”). No material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.
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

In July 2012, the FASB issued AUS 2012-2, “Intangibles - Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. ASU 2012-2 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this ASU will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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
The Company will continue to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the Company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company expects the transition period to be completed by November 30, 2012, however it could be extended for an additional three months at the exclusive direction of the buyer.
For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative manufacturing volume produced in the Columbus, Mississippi facility. The Company will transfer the manufacturing of certain coated fabrics products to other company facilities by the end of the year.
During and following the transfer of coated fabrics production, the Company expects to incur certain cash outflows related to severance and outplacement; equipment decommissioning and relocation; facility maintenance, security and idling; and increased inventory levels to facilitate the transfer of certain products to the Company’s other manufacturing facilities. After the transfer, the Company expects to receive proceeds from the sale of excess equipment and the facility.
On March 6, 2012, the Company sold its U.K.-based Muraspec commercial wallcovering business to affiliates of a2e Venture Catalysts Limited and its principal Amin Amiri for $2.4 million in cash and a note receivable for $3.8 million. The note receivable is secured by a first lien on a building owned by the sold business. The Company recognized losses of $0.9 million related to this transaction during 2012 to reflect the fair value of the assets and liabilities sold to the buyer.

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
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company, as and when they fall due. The primary credit risk for the Company is its accounts receivable and the maximum exposure of credit risk would be represented primarily by the carrying amount of those receivables. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. There was no single customer which represented more than 10% of the Company’s net trade receivables at August 31, 2012 or greater than 10% of consolidated net sales during the third quarter of 2012.
On March 6, 2012, pursuant to the sale of its European wallcovering business, the Company entered into a note receivable with a notional amount of $3.8 million, which will be repaid after five years. The note receivable is recognized at its fair value using discounted cash flows associated with the note receivable. The note receivable has a balance of $3.7 million at August 31, 2012.
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

Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in the exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying transactions. The use of these contracts minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts was $0.4 million as of August 31, 2012. These forward exchange contracts are not designated as hedging instruments.
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
As of August 31, 2012 and November 30, 2011, the fair value of the Company’s foreign currency contracts was less than $0.1 million and was recorded in other current assets. Gains and losses on these contracts are recognized in other expense (income).
The Company does not enter into derivative instruments for trading or speculative purposes.

Note C – Fair Value Measurements and Risk (Continued)
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
The value of the note receivable is based on estimated future cash flows associated with the note as well as giving consideration to the credit risk of the issuer and other unobservable inputs for similar assets, and accordingly, is classified as a Level 3 input.
Note D – Inventories
Inventories are stated at the lower of cost or market value. All U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $65.3 million or 49.6% and $65.6 million or 52.4% of inventories at August 31, 2012 and November 30, 2011, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using the first-in, first-out (“FIFO”) or average cost method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations.

(in Millions)	August 31, 2012	November 30, 2011
Raw materials and supplies	$46.1	$42.3
Work-in-process	7.6	5.7
Finished products	77.9	77.1
Acquired cost of inventories	131.6	125.1
Excess of acquired cost over LIFO cost	(27.8)	(30.4)
Obsolescence reserves	(9.2)	(10.2)
Net Inventories	$94.6	$84.5
Note E – Debt and Credit Lines
Amounts due banks consist of the following debt obligations that are due within the next twelve months:

(in Millions)	August 31, 2012	November 30, 2011
$200 million Term Loan B – current portion (interest at 5.5%)	$2.0	$2.0
Foreign subsidiaries borrowings (interest at 5.9% - 12.70%)	7.5	9.3
Total	$9.5	$11.3
The Company has borrowing facilities at certain of its foreign subsidiaries in China, India and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $3.6 million at August 31, 2012 and $4.7 million at November 30, 2011. Foreign borrowings that were secured by a compensating cash balance in the U.S. were $3.9 million as of August 31, 2012 and $4.6 million as of November 30, 2011. As of August 31, 2012, total borrowing capacity for these foreign working capital credit lines was $16.0 million. Also, as of August 31, 2012, there were $6.3 million in letters of credit issued under the foreign letters of credit facilities.

Note E – Debt and Credit Lines (Continued)
The Company’s long-term debt consists of the following:

(in Millions)	August 31, 2012	November 30, 2011
$200 million Term Loan B (interest at 5.5%)	$196.5	$198.0
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 1.75%)	—	—
	446.5	448.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(1.4)	(1.7)
Total Long-Term Debt	$443.1	$444.3
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
Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by the property, plant and equipment and intangible assets of the combined companies. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The applicable margin for the eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75%. As of August 31, 2012, the Net Leverage Ratio was 2.5x. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company does not expect to make any annual excess free cash flow payments for 2012. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .4 to 1 at August 31, 2012.
The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

Note E – Debt and Credit Lines (Continued)
In December 2010, the Company amended and restated its Senior Secured Revolving Credit Facility (“Facility”), increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on August 31, 2012 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the New Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the third quarter of 2012 and averaged $91.1 million.
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
At August 31, 2012, the Company had $84.1 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At August 31, 2012, domestic letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $81.8 million.
The weighted-average interest rate on the Company’s debt was 6.95% and 6.94% during the first nine months of 2012 and 2011, respectively.
The Company incurred approximately $15.5 million of deferred financing costs in connection with the issuance of the Senior Notes, the New $200 million Term Loan and the Facility. These new deferred financing costs are being amortized over the respective terms of the underlying debt. Total amortization expense of deferred financing costs was $2.1 million for both of the nine months ended August 31, 2012 and 2011, respectively. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B and were written-off in the first quarter of 2011.

The fair value of the Company’s debt at August 31, 2012 approximated $460.6 million, which is higher than the carrying value of $454.0 million as a result of prevailing market rates on the Company’s debt and is classified as a level 2 input.

Note F – Income Per Share
The following table sets forth the computation of earnings per common share and fully diluted earnings per common share as calculated under the two-class method:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2012	2011	2012	2011
Basic Earnings Per Share:
Income from continuing operations	$6.9	$1.4	$24.5	$10.4
Income from continuing operations allocated to participating securities	.1	—	.3	.2
Income from continuing operations allocated to common stockholders	$6.8	$1.4	$24.2	$10.2
(Loss) income from discontinued operations	$(0.5)	$(1.0)	$2.4	$(2.8)
Income (loss) from discontinued operations allocated to participating securities	—	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$(0.5)	$(1.0)	$2.4	$(2.8)
Net income	$6.4	$0.4	$26.9	$7.6
Net income allocated to participating securities	.1	—	.3	.2
Net income allocated to common stockholders	$6.3	$0.4	$26.6	$7.4
Weighted-average common shares outstanding – basic	45.7	44.4	45.2	44.4
Income from continuing operations per common share – basic	$.15	$.03	$.54	$.23
(Loss) income from discontinued operations per common share – basic	$(.01)	$(.02)	$.05	$(.06)
Net income per common share – basic	$.14	$.01	$.59	$.17
Diluted Earnings Per Share:
Income from continuing operations	$6.9	$1.4	$24.5	$10.4
Income from continuing operations allocated to participating securities	.1	—	.3	.2
Income from continuing operations allocated to common stockholders	$6.8	$1.4	$24.2	$10.2
(Loss) income from discontinued operations	$(0.5)	$(1.0)	$2.4	$(2.8)
Income (loss) from discontinued operations allocated to participating securities	—	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$(0.5)	$(1.0)	$2.4	$(2.8)
Net income	$6.4	$0.4	$26.9	$7.6
Net income allocated to participating securities	.1	—	.3	.2
Net income allocated to common stockholders	$6.3	$0.4	$26.6	$7.4
Weighted-average common shares outstanding – basic	45.7	44.4	45.2	44.4
Dilutive effect of stock options	.1	.2	.1	.3
Weighted-average common shares outstanding – assuming dilution	45.8	44.6	45.3	44.7
Income from continuing operations per common share – assuming dilution	$.15	$.03	$.54	$.23
(Loss) income from discontinued operations per common share – assuming dilution	$(.01)	$(.02)	$.05	$(.06)
Net income per common share – assuming dilution	$.14	$.01	$.59	$.17
Options to purchase common stock and restricted shares of the Company totaling 0.4 million and 0.6 million during the third quarters of 2012 and 2011, respectively, and 0.4 million and 0.7 million during the first nine months of 2012 and 2011, respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Share-Based Employee Compensation
The OMNOVA Solutions’ Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan authorizes up to an aggregate of 9.6 million shares of Company stock for awards of options to purchase shares of OMNOVA Solutions’ common stock, performance stock and performance units, restricted stock, deferred stock or appreciation rights. Shares used may be either newly issued shares or treasury shares or both. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the grant date. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years. As of August 31, 2012, approximately 3.5 million shares of Company common stock remained available for grants under the Plan.
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
During the first nine months of 2012, no stock options were issued, 526,801 stock options expired or were forfeited and 461,000 stock options were exercised.
Cash received for stock option exercises during the first nine months of 2012 was $1.9 million.
Restricted stock grants consist of the Company’s common stock. The Company’s Board of Directors has set a three-year vesting period for most of the outstanding restricted shares. The fair value of each restricted share grant is equal to the market price of the Company’s common stock at the grant date. Expense relating to restricted shares is amortized ratably over the vesting period.
During the first nine months of 2012, 385,700 restricted shares were issued, 592,792 restricted shares vested and 2,900 shares were forfeited.
Compensation expense for all share-based payments including defined contribution plans, included in general and administrative expense, was $3.4 million and $2.9 million during the first nine months of 2012 and 2011, respectively.
As of August 31, 2012, there was $3.4 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
Note H– Comprehensive Income
The components of comprehensive income (net of income tax) were as follows:

	Three Months Ended August 31,		Nine Months Ended August 31,
(in Millions)	2012	2011	2012	2011
Net income	$6.4	$.4	$26.9	$7.6
Amortization of unrecognized loss on terminated interest rate swap	—	.5	1.3	1.5
Foreign currency translation gain (loss)	.9	2.5	(9.2)	10.4
Defined benefit pension plans:
Amortization of net gain	.1	(.1)	.6	(.5)
Amortization of prior service cost	—	.1	(.1)	.7
Comprehensive Income	$7.4	$3.4	$19.5	$19.7
In November 2010, the Company terminated and settled an interest rate swap related to its previous $150 million Term Loan B at a cost of $4.3 million. As required under applicable accounting guidance, this amount was recognized in Accumulated Other Comprehensive Income (Loss) and was being amortized into interest expense through May 2012, the original term of the interest rate swap agreement.

Note I – Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(in Millions)	Pension Plans		Health Care Plans
Three months ended August 31, 2012 and 2011	2012	2011	2012	2011
Service costs	$.3	$.4	$—	$—
Interest costs	3.3	3.4	.1	.1
Expected return on plan assets	(3.6)	(3.7)	(.4)	—
Amortization of net actuarial loss (gain)	.8	.6	—	(.5)
Amortization of prior service costs	—	—	—	(.1)
Net periodic cost (benefit)	$.8	$.7	$(.3)	$(.5)

(in Millions)	Pension Plans		Health Care Plans
Nine months ended August 31, 2012 and 2011	2012	2011	2012	2011
Service costs	$1.1	$1.1	$—	$—
Interest costs	10.4	10.3	.4	.3
Expected return on plan assets	(10.8)	(11.2)	—	—
Amortization of net actuarial loss (gain)	2.4	1.8	(1.1)	(1.4)
Amortization of prior service costs	—	—	(.2)	(.2)
Net periodic cost (benefit)	$3.1	$2.0	$(.9)	$(1.3)
During 2012, the Company contributed $16.0 million to its pension plan trust.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made with Company stock. Non-cash expense based on Company stock for this plan was $0.6 million and $1.8 million for the three and nine months ended August 31, 2012, respectively, and $0.3 million and $1.4 million for the three and nine months ended August 31, 2011, respectively.
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

	Three Months Ended August 31,		Nine Months Ended August 31,
(in Millions)	2012	2011	2012	2011
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$91.4	$108.8	$268.4	$290.5
Specialty Chemicals	127.3	143.4	406.6	420.0
Total Performance Chemicals	$218.7	$252.2	$675.0	$710.5
Decorative Products
Coated Fabrics	$33.1	$31.3	$96.4	$91.3
Laminates and Performance Films	36.4	31.5	100.2	97.9
Total Decorative Products	69.5	62.8	196.6	189.2
Total Net Sales	$288.2	$315.0	$871.6	$899.7
Segment Operating Profit (Loss)
Performance Chemicals	$22.0	$17.2	$71.1	$62.5
Decorative Products	3.0	(2.5)	6.8	(2.1)
Total Segment Operating Profit	25.0	14.7	77.9	60.4
Interest expense	(8.8)	(9.5)	(27.8)	(28.4)
Corporate expense	(5.9)	(2.0)	(15.8)	(9.4)
Acquisition and integration costs	—	.4	—	(2.3)
Write-off of deferred financing fees	—	—	—	(1.0)
Income From Continuing Operations Before Income Taxes	$10.3	$3.6	$34.3	$19.3
Note L – Income Taxes
The Company recorded income tax expense of $3.4 million and $2.2 million for the three months ended August 31, 2012 and 2011, respectively, and income tax expense of $9.8 million and $8.9 million for the nine months ended August 31, 2012 and 2011, respectively.
For the nine months ended August 31, 2012, the Company’s effective tax rate of 28.6% was lower than its domestic federal statutory rate primarily due to income in foreign jurisdictions where the rate is lower than the U.S. domestic statutory rate, and $0.7 million of discrete tax benefits recorded during the first nine months of 2012.
At August 31, 2012 and November 30, 2011, the total unrecognized tax benefits excluding interest and penalties were $9.8 million and $10.6 million, respectively. The total amount of penalties and interest recognized in the statement of financial position were $0.6 million and $0.4 million as of August 31, 2012 and November 30, 2011, respectively.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. During the nine months ended August 31, 2012, the Company recognized $0.2 million of interest and penalty expense.
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

Note L – Income Taxes (Continued)
As of August 31, 2012, the Company had approximately $121.7 million of domestic federal net operating loss carryforwards (NOLCs), $109.1 million of state and local NOLCs, $0.7 million foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the tax years 2022 through 2032 while the foreign tax credit carryforwards expire between tax years 2012 and 2021. The Company has approximately $19.6 million of domestic capital loss carryforward, which are expected to expire by the tax year 2017. The Company has provided a valuation allowance against the capital loss carryforward as the Company does not anticipate the opportunity to utilize the carryforward before the expiration period.
With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2007.
Note M – Restructuring and Severance
During the first nine months of 2012, the Company recognized restructuring and severance costs related to its continuing operations of $1.0 million for Decorative Products primarily relating to workforce reduction actions. Additionally, during the first nine months of 2012, the Company recognized $0.6 million of severance expense related to its discontinued operations, primarily due to workforce reduction actions. During the first nine months of 2011, the Company recognized restructuring and severance costs of $1.1 million for Performance Chemicals, $0.3 million for Decorative Products and $0.1 million in Corporate, all related to workforce reduction actions.
Note N – Other Expense (Income)
The following table sets forth the major components of other expense (income):

	Three Months Ended August 31,		Nine Months Ended August 31,
(in Millions)	2012	2011	2012	2011
(Gain) loss on foreign currency transactions	$(.1)	$.4	$.3	$2.8
Goods and services tax settlement from customer	—	—	—	(.8)
Licensing and royalty revenue	(.2)	(.2)	(.7)	(.8)
Sale of scrap	(.5)	(.4)	(1.3)	(1.5)
Other bank fees and interest expense	.4	.1	.6	.2
Interest income	(.1)	(.1)	(.4)	(.2)
State and local non-income taxes	.2	.3	.6	.8
Other	.5	(.2)	.3	.1
	$.2	$(.1)	$(.6)	$.6
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

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Operations for the Three Months Ended August 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$196.7	$—	$99.6	$(8.1)	$288.2
Cost of products sold	156.9	—	81.5	(8.0)	230.4
Gross profit	39.8	—	18.1	(.1)	57.8
Selling, general and administrative	22.0	.3	8.1	—	30.4
Depreciation and amortization	4.0	—	3.8	—	7.8
Asset impairment	—	—	—	—	—
Restructuring and severance	.3	—	—	—	.3
Interest expense	7.1	(.5)	5.7	(3.5)	8.8
(Income) loss from subsidiaries	(2.1)	1.6	—	.5	—
Other (income) expense, net	(.9)	(.2)	.8	.5	.2
	30.4	1.2	18.4	(2.5)	47.5
Income (loss) from continuing operations before income taxes	9.4	(1.2)	(.3)	2.4	10.3
Income tax expense	2.7	(.4)	1.1	—	3.4
Income (loss) from continuing operations	6.7	(.8)	(1.4)	2.4	6.9
Income (loss) from discontinued operations	(.3)	—	(.2)	—	(.5)
Net Income (loss)	$6.4	$(0.8)	$(1.6)	$2.4	$6.4
Condensed Consolidating Statements of Operations for the Nine Months Ended August 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$580.1	$—	$314.3	$(22.8)	$871.6
Cost of products sold	462.5	—	252.8	(22.4)	692.9
Gross profit	117.6	—	61.5	(.4)	178.7
Selling, general and administrative	63.6	.8	27.7	—	92.1
Depreciation and amortization	12.1	—	11.8	—	23.9
Asset impairment	—	—	.2	—	.2
Restructuring and severance	1.0	—	—	—	1.0
Interest expense	22.9	(1.4)	10.0	(3.7)	27.8
(Income) loss from subsidiaries	(7.1)	(6.0)	—	13.1	—
Other (income) expense, net	(2.9)	(.6)	2.4	.5	(.6)
	89.6	(7.2)	52.1	9.9	144.4
Income (loss) from continuing operations before income taxes	28.0	7.2	9.4	(10.3)	34.3
Income tax expense	6.7	2.1	1.0	—	9.8
Income (loss) from continuing operations	21.3	5.1	8.4	(10.3)	24.5
Income (loss) from discontinued operations	5.6	(.8)	(2.4)	—	2.4
Net Income (loss)	$26.9	$4.3	$6.0	$(10.3)	$26.9

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations for the Three Months Ended August 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$211.8	$—	$110.1	$(6.9)	$315.0
Cost of products sold	179.4	—	91.9	(6.7)	264.6
Gross profit	32.4	—	18.2	(.2)	50.4

Selling, general and administrative	17.9	.3	8.6	—	26.8
Depreciation and amortization	4.1	—	4.3	—	8.4
Asset impairment	—	—	2.4	—	2.4
Restructuring and severance	.2	—	—	—	.2
Interest expense	9.3	—	.2	—	9.5
Acquisition and integration costs	(.4)	—	—	—	(.4)
(Income) loss from subsidiaries	—	.6	—	(.6)	—
Other (income) expense, net	(1.1)	(.7)	1.7	—	(.1)
	30.0	.2	17.2	(.6)	46.8
Income (loss) from continuing operations before income taxes	2.4	(.2)	1.0	.4	3.6
Income tax expense (benefit)	1.4	(.1)	.9	—	2.2
Income (loss) from continuing operations	1.0	(.1)	.1	.4	1.4
Income (loss) from discontinued operations	(.6)	.3	(.7)	—	(1.0)
Net Income (Loss)	$.4	$.2	$(.6)	$.4	$.4
Condensed Consolidating Statements of Operations for the Nine Months Ended August 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$588.9	$—	$325.9	$(15.1)	$899.7
Cost of products sold	487.3	—	264.5	(14.9)	736.9
Gross profit	101.6	—	61.4	(.2)	162.8

Selling, general and administrative	54.8	.8	26.9	—	82.5
Depreciation and amortization	12.3	—	12.5	—	24.8
Asset impairment	—	—	2.4	—	2.4
Restructuring and severance	.8	—	.7	—	1.5
Interest expense	27.8	—	.6	—	28.4
Acquisition and integration expense	2.3	—	—	—	2.3
Deferred financing fees write-off	1.0	—	—	—	1.0
(Income) loss from subsidiaries	(2.7)	(3.8)	—	6.5	—
Other (income) expense, net	(5.9)	(1.4)	7.3	.6	.6
	90.4	(4.4)	50.4	7.1	143.5
Income (loss) from continuing operations before income taxes	11.2	4.4	11.0	(7.3)	19.3
Income tax expense	1.4	2.0	5.5	—	8.9
Income (loss) from continuing operations	9.8	2.4	5.5	(7.3)	10.4
Income (loss) from discontinued operations	(2.2)	1.1	(1.7)	—	(2.8)
Net Income (Loss)	$7.6	$3.5	$3.8	$(7.3)	$7.6

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position August 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$100.7	$—	$44.8	$—	$145.5
Restricted cash	5.5	—	—	—	5.5
Accounts receivable, net	77.6	—	70.0	—	147.6
Inventories	47.6	—	47.9	(.9)	94.6
Prepaid expenses and other	1.7	—	3.2	—	4.9
Deferred income taxes - current	5.5	—	3.1	—	8.6
Total Current Assets	238.6	—	169.0	(.9)	406.7
Property, plant and equipment, net	108.4	—	106.9	—	215.3
Trademarks, intangibles and other assets, net	90.8	—	86.7	—	177.5
Deferred income taxes - non-current	65.2	—	4.7	(2.4)	67.5
Investments in subsidiaries and intercompany	703.3	198.5	330.5	(1,232.3)	—
Other assets	2.2	3.6	6.0	—	11.8
Total Assets	$1,208.5	$202.1	$703.8	$(1,235.6)	$878.8
LIABILITIES AND SHARE HOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$7.5	$—	$9.5
Accounts payable	64.2	.2	48.1	—	112.5
Accrued payroll and personal property taxes	12.1	.1	2.9	—	15.1
Employee benefit obligations	2.2	—	—	—	2.2
Deferred income taxes - current	—	—	.5	—	.5
Other current liabilities	19.9	2.2	2.1	1.2	25.4
Total Current Liabilities	100.4	2.5	61.1	1.2	165.2

Long-term debt	443.1	—	—	—	443.1
Postretirement benefits other than pensions	7.4	—	—	—	7.4
Pension liabilities	66.5	—	9.0	—	75.5
Deferred income taxes - non-current	—	—	30.3	(4.0)	26.3
Intercompany	433.1	140.6	569.0	(1,142.7)	—
Other liabilities	13.2	—	3.3	—	16.5
Total Liabilities	1,063.7	143.1	672.7	(1,145.5)	734.0
Shareholders’ Equity
Common stock	4.7	—	16.2	(16.2)	4.7
Additional contributed capital	330.6	144.6	4.9	(149.5)	330.6
Retained (deficit) earnings	(87.9)	(86.8)	16.6	70.2	(87.9)
Treasury stock	(4.4)	—	—	—	(4.4)
Accumulated other comprehensive (loss) income	(98.2)	1.2	(6.6)	5.4	(98.2)
Total Shareholders’ Equity	144.8	59.0	31.1	(90.1)	144.8
Total Liabilities and Shareholders’ Equity	$1,208.5	$202.1	$703.8	$(1,235.6)	$878.8

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Financial Position November 30, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$55.1	$—	$43.8	$—	$98.9
Restricted cash	4.2	—	—	—	4.2
Accounts receivable, net	87.7	—	75.5	—	163.2
Inventories	35.9	—	49.0	(.4)	84.5
Prepaid expenses and other	2.6	4.0	1.3	(4.0)	3.9
Deferred income taxes - current	4.5	—	3.0	(1.0)	6.5
Assets held for sale - current	—	—	16.6	—	16.6
Total Current Assets	190.0	4.0	189.2	(5.4)	377.8
Property, plant and equipment, net	105.5	—	115.3	—	220.8
Trademarks, intangibles and other assets, net	80.5	—	95.0	—	175.5
Deferred income taxes - non-current	67.1	—	5.1	(3.1)	69.1
Investments in subsidiaries and intercompany	286.8	179.0	2.8	(468.6)	—
Other assets	15.7	(.1)	6.1	.2	21.9
Assets held for sale - non-current	.1	—	(.1)	—	—
Total Assets	$745.7	$182.9	$413.4	$(476.9)	$865.1
LIABILITIES AND SHARE HOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$9.3	$—	$11.3
Accounts payable	51.9	—	56.6	—	108.5
Accrued payroll and personal property taxes	13.2	.1	3.5	—	16.8
Employee benefit obligations	2.2	—	—	—	2.2
Deferred income taxes - current	—	—	1.1	(1.0)	.1
Other current liabilities	8.6	.6	4.6	(4.7)	9.1
Liabilities held for sale - current	—	—	8.5	—	8.5
Total Current Liabilities	77.9	.7	83.6	(5.7)	156.5
Long-term debt	444.3	—	—	—	444.3
Postretirement benefits other than pensions	7.8	—	—	—	7.8
Pension liabilities	82.6	—	8.9	—	91.5
Deferred income taxes - non-current	—	—	31.4	(3.1)	28.3
Intercompany	—	68.4	245.4	(313.8)	—
Other liabilities	11.4	—	3.6	—	15.0
Total Liabilities	624.0	69.1	372.9	(322.6)	743.4
Shareholders’ Equity
Common stock	4.6	—	57.1	(57.1)	4.6
Additional contributed capital	324.9	140.6	8.9	(149.5)	324.9
Retained (deficit) earnings	(114.8)	(28.3)	(27.1)	55.4	(114.8)
Treasury stock	(2.7)	—	—	—	(2.7)
Accumulated other comprehensive (loss) income	(90.3)	1.5	1.6	(3.1)	(90.3)
Total Shareholders’ Equity	121.7	113.8	40.5	(154.3)	121.7
Total Liabilities and Shareholders’ Equity	$745.7	$182.9	$413.4	$(476.9)	$865.1

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Cash Flows Nine Months Ended August 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By Operating Activities	$45.9	$.3	$7.4	$1.4	$55.0

Investing Activities
Capital expenditures	(13.9)	—	(5.7)	—	(19.6)
Proceeds from asset sales	.4	—	—	—	.4
Proceeds from sale of businesses	12.3	—	—	—	12.3
Net Cash Used In Investing Activities	(1.2)	—	(5.7)	—	(6.9)

Financing Activities
Repayment of debt obligations	(1.5)	—	—	—	(1.5)
Short-term debt (payments), net	—	—	(1.5)	—	(1.5)
Payments received from the exercise of stock options	1.9	—	—	—	1.9
Restricted cash	(1.3)	—	—	—	(1.3)
Net Cash (Used In) Provided by Financing Activities	(.9)	—	(1.5)	—	(2.4)
Effect of exchange rate changes on cash	1.8	(.3)	.8	(1.4)	.9
Net Increase (Decrease) In Cash And Cash Equivalents	45.6	—	1.0	—	46.6
Cash and cash equivalents at beginning of period	55.1	—	43.8	—	98.9
Cash And Cash Equivalents At End Of Period	$100.7	$—	$44.8	$—	$145.5

Condensed Consolidating Statements of Cash Flows Nine Months Ended August 31, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Provided By Operating Activities	$(267.2)	$1.9	$83.5	$173.6	$(8.2)

Investing Activities
Capital expenditures	(8.8)	—	(6.7)	—	(15.5)
Proceeds from asset sale	—	—	1.0	—	1.0
Acquisition of business, less cash acquired	(21.5)	(144.2)	(105.8)	(.1)	(271.6)
Restricted cash	253.2	—	—	—	253.2
Discontinued operations	(.1)	—	(.1)	—	(.2)
Net Cash Provided By (Used In) Investing Activities	222.8	(144.2)	(111.6)	(.1)	(33.1)

Financing Activities
Proceeds from borrowings	199.0	—	—	—	199.0
Repayment of debt obligations	(143.3)	—	—	—	(143.3)
Short-term debt (payments), net	—	—	1.9	.1	2.0
Payments for deferred financing fees	(10.4)	—	—	—	(10.4)
Other	2.4	140.6	30.9	(171.5)	2.4
Net Cash Provided by (Used In) Financing Activities	47.7	140.6	32.8	(171.4)	49.7
Effect of exchange rate changes on cash	(1.8)	1.7	12.8	(1.9)	10.8
Net Increase (Decrease) In Cash And Cash Equivalents	1.5	—	17.5	.2	19.2
Cash and cash equivalents at beginning of period	49.6	—	21.6	—	71.2
Cash And Cash Equivalents At End Of Period	$51.1	$—	$39.1	$.2	$90.4

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
OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 44% of its sales in the third quarter of 2012. Customers with sales price index contracts are primarily in the paper and carpet chemicals product line. The index is generally comprised of several components: a negotiated fixed amount per pound; the market price of key raw materials (i.e., styrene and butadiene); and the price per barrel of oil. The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

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

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2009 through 2011 and estimated purchases for 2012 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2012 (estimated)	180	$0.57 - $0.74
2011*	205	$0.65 - $0.77
2010	180	$0.54 - $0.68
2009	170	$0.38 - $0.61
*The increase over 2010 is partially due to the requirements of the acquired ELIOKEM business.
Butadiene, a key raw material component, is generally available worldwide but subject to regional shortages from time to time and significant price volatility. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. New butadiene capacity is expected to become operational in Asia over the next two years. OMNOVA’s butadiene purchases for 2009 through 2011 and estimated purchases for 2012 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2012 (estimated)	160	$0.83 - $1.68
2011*	175	$0.86 - $2.06
2010	135	$0.63 - $0.94
2009	125	$0.25 - $0.68
*The increase over 2010 is partially due to the requirements of the acquired ELIOKEM business.
OMNOVA’s Decorative Products segment does not utilize sales price index contracts with its customers; rather, it negotiates pricing with each customer. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 90 day period. Key raw materials utilized by the Decorative Products segment include polyvinyl chloride (PVC) resins, textiles and plasticizers. These raw materials are generally readily available worldwide from multiple suppliers.
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
The Company will continue to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the Company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company expects the transition period to be completed by November 30, 2012, however it could be extended for an additional three months at the exclusive direction of the buyer.
For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative manufacturing volume produced in the Columbus, Mississippi facility. The Company will transfer the manufacturing of certain coated fabrics products to other company facilities by the end of the year.
During and following the transfer of coated fabrics production, the Company expects to incur certain cash outflows related to severance and outplacement; equipment decommissioning and relocation; facility maintenance, security and idling; and increased inventory levels to facilitate the transfer of certain products to the Company’s other manufacturing facilities. After the transfer, the Company expects to receive proceeds from the sale of excess equipment and the facility.
On March 6, 2012, the Company sold its U.K.-based Muraspec commercial wallcovering business to affiliates of a2e Venture Catalysts Limited and its principal Amin Amiri for $2.4 million in cash and a note receivable for $3.8 million. The note receivable is secured by a first lien on a building owned by the sold business. The Company recognized losses of $0.9 million related to this transaction during 2012 to reflect the fair value of the assets and liabilities sold to the buyer.

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

Results of Operations for the Three and Nine Months Ended August 31, 2012 Compared to the Three and Nine Months Ended August 31, 2011
The Company's net sales in the third quarter of 2012 were $288.2 million compared to $315.0 million in the third quarter of 2011. The Performance Chemicals business segment revenue decreased by 13.3% while the Decorative Products business segment revenue increased 10.7%. Contributing to the net sales decrease in the quarter were lower pricing due to a reduction in raw material costs and volume decreases as well as unfavorable currency exchange translation effects. The Company's net sales in the first nine months of 2012 were $871.6 million compared to $899.7 million in the first nine months of 2011. The Performance Chemicals business segment revenue decreased by 5.0% while the Decorative Products business segment revenue increased 3.9%. Contributing to the decrease during the first nine months of 2012 was lower volumes and unfavorable currency exchange translation effects, which were partially offset by favorable product mix and higher pricing, primarily in the first half of 2012.
Gross profit in the third quarter of 2012 was $57.8 million with a gross profit margin of 20.1% compared to gross profit of $50.4 million and a gross profit margin of 16.0% in the third quarter of 2011. The increase in gross profit margin was primarily due to better sales mix and lower raw material costs, which were partially offset by a decline in selling prices. Raw material costs decreased by $18.7 million in the third quarter versus the same period last year, however, the Company anticipates raw material costs to increase moderately from current levels during the fourth quarter of 2012. Gross profit in the first nine months of 2012 was $178.7 million with a gross profit margin of 20.5% compared to gross profit of $162.8 million and a gross profit margin of 18.1% in the first nine months of 2011. The increase in gross profit margin was primarily due to positive pricing actions in the first half of 2012 partially offset by higher raw material costs.
Selling, general and administrative expense in the third quarter of 2012 increased $3.6 million, to $30.4 million, or 10.5% of sales, compared to $26.8 million, or 8.5% of net sales in the third quarter of 2011. Selling, general and administrative expense in the first nine months of 2012 increased $9.6 million, to $92.1 million, or 10.6% of sales, compared to $82.5 million, or 9.2% of net sales in the first nine months of 2011. The increase for both the third quarter and first nine months of 2012 was primarily due to investments in future growth for research and development, information technology system enhancements and increased staffing and employment costs.
Interest expense was $8.8 million and $9.5 million for the third quarters of 2012 and 2011, respectively, and $27.8 million and $28.4 million for the first nine months of 2012 and 2011, respectively. Included in interest expense for the first nine months of 2012 and 2011 is approximately $1.3 million and $2.0 million, respectively, related to an interest rate swap that was settled in the first quarter of 2011. The interest rate swap settlement was being amortized over the original term of the swap which expired in May 2012.
Income tax expense was $3.4 million in the third quarter of 2012, a 33.0% effective income tax rate, compared to income tax expense of $2.2 million, or a 61.1% effective tax rate in the third quarter of 2011. The higher rate in the third quarter of 2011 was primarily due to an asset impairment charge in China for which no tax benefit was recognized due to an off setting tax valuation allowance. Income tax expense was $9.8 million, representing a 28.6% effective income tax rate, for the first nine months of 2012, compared to income tax expense of $8.9 million, or a 46.1% effective tax rate in the first nine months of 2011. The lower rate in the first nine months of 2012 was primarily due to income in foreign jurisdictions where the rate is lower than the U.S. domestic federal statutory rate, while the higher rate in the first nine months of 2011 was related to a one-time tax charge of $1.1 million resulting from the merger of ELIOKEM U.S. into OMNOVA Solutions. Cash tax payments in the U.S. are expected to be minimal for the next few years as the Company has $121.7 million of U.S. federal net operating loss carryforwards, $109.1 million of state and local net operating loss carryforwards, $0.7 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local net operating loss carryforwards expire between 2022 and 2032.
The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company's policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2011, the non-U.S. subsidiaries have a cumulative unremitted foreign loss position of $11.7 million.
The Company generated income from continuing operations of $6.9 million or $0.15 per diluted share in the third quarter of 2012 compared to $1.4 million or $0.03 per diluted share in the third quarter of 2011. For the nine months of 2012, the Company generated income from continuing operations of $24.5 million or $0.54 per diluted share compared to $10.4 million or $0.23 per diluted share in the first nine months of 2011. Included in the first nine months of 2011 are a $1.0 million write-off of deferred financing fees as a result of refinancing actions, $2.7 million of acquisition and integration expense and a $1.1 million tax charge resulting from the liquidation transaction.
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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2012	2011	2012	2011
Net Sales:
Performance Chemicals
Paper and Carpet Chemicals	$91.4	$108.8	$268.4	$290.5
Specialty Chemicals	127.3	143.4	406.6	420.0
Total Performance Chemicals	218.7	252.2	675.0	710.5
Decorative Products
Coated Fabrics	33.1	31.3	96.4	91.3
Laminates and Performance Films	36.4	31.5	100.2	97.9
Total Decorative Products	69.5	62.8	196.6	189.2
Consolidated Net Sales	$288.2	$315.0	$871.6	$899.7
Segment Gross Profit:
Performance Chemicals	$43.2	$40.5	$138.3	$131.1
Decorative Products	14.6	9.9	40.5	31.7
Consolidated Gross Profit	$57.8	$50.4	$178.8	$162.8
Segment Operating Profit:
Performance Chemicals	$22.0	$17.2	$71.1	$62.5
Decorative Products	3.0	(2.5)	6.8	(2.1)
Interest expense	(8.8)	(9.5)	(27.8)	(28.4)
Corporate expense	(5.9)	(2.0)	(15.8)	(9.4)
Acquisition and integration related expense	—	.4	—	(2.3)
Write-off of deferred financing fees	—	—	—	(1.0)
Consolidated Income from Continuing Operations Before Income Taxes	$10.3	$3.6	$34.3	$19.3
Performance Chemicals
Performance Chemicals' net sales decreased $33.5 million to $218.7 million during the third quarter of 2012 compared to $252.2 million during the third quarter of 2011. The decrease was primarily due to volume decreases, lower customer pricing as raw material costs decreased and unfavorable foreign currency translation effects. Net sales for the Paper and Carpet Chemicals product line decreased $17.4 million to $91.4 million during the third quarter of 2012 compared to $108.8 million during the third quarter of 2011 driven by lower volumes in both markets and lower pricing. Net sales for the Specialty Chemicals product line decreased $16.1 million to $127.3 million during the third quarter of 2012 compared to $143.4 million during the third quarter of 2011 driven by a decline in volumes, unfavorable foreign currency translation and lower pricing, partially offset by increased sales in oil and gas drilling chemicals and tape adhesives.
In the first nine months of 2012, Performance Chemicals' net sales decreased $35.5 million to $675.0 million compared to $710.5 million during the first nine months of 2011. The decrease was primarily due to volume decreases and unfavorable foreign currency translation effects partially offset by positive pricing actions, primarily in the first half of 2012. Net sales for the Paper and Carpet Chemicals product line decreased $22.1 million to $268.4 million during the first nine months of 2012 compared to $290.5 million during the first nine months of 2011 driven by volume decreases which were partially offset by positive pricing actions. Net sales for the Specialty Chemicals product line decreased $13.4 million to $406.6 million during the first nine months of 2012 compared to $420.0 million during the first nine months of 2011 driven by a decline in volumes and unfavorable foreign currency translation, partially offset by positive pricing actions.

Performance Chemicals' gross profit was $43.2 million with a gross profit margin of 19.8% during the third quarter of 2012 and $138.3 million with a gross profit margin of 20.5% in the first nine months of 2012 compared to $40.5 million with a gross profit margin of 16.0% in the third quarter of 2011 and $131.1 million with a gross profit margin of 18.5% in the first nine months of 2011. The improvement in gross profit margin in the third quarter of 2012 was primarily due to better sales mix and lower raw material costs, which were partially offset by lower pricing and decreased volumes. The improvement in the first nine months of 2012 was primarily due to better sales mix and positive pricing actions, partially offset by lower volumes and higher raw material costs.
This segment generated an operating profit of $22.0 million in the third quarter of 2012 compared to $17.2 million in the third quarter of 2011. The increase in segment operating profit was primarily due to better sales mix and lower raw material costs, partially offset by lower volumes and pricing. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the third quarter of 2011 include a trade receivable allowance charge of $2.6 million.
This segment generated an operating profit of $71.1 million in the first nine months of 2012 compared to $62.5 million in the first nine months of 2011. The increase in segment operating profit was primarily due to pricing actions, partially offset by higher raw material costs and lower volumes. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2011 include $2.7 million due to a one-time fair value adjustment for ELIOKEM inventory, a trade receivable allowance charge of $2.6 million and workforce reduction costs for ELIOKEM of $1.0 million.
Decorative Products
Decorative Products' net sales increased $6.7 million, or 10.7%, to $69.5 million in the third quarter of 2012 from $62.8 million in the third quarter of 2011 primarily due to increased volumes and positive pricing actions. Coated Fabrics net sales were $33.1 million in the third quarter of 2012 compared to $31.3 million in the third quarter of 2011 as sales improved in the transportation, contract upholstery markets. Net sales for the Laminates and Performance Films product lines were $36.4 million during the third quarter of 2012 compared to $31.5 million during the third quarter of 2011. Laminate product line sales increased $5.5 million as sales improved in the flooring and furniture and fixtures markets while the Performance Film product line sales declined $0.6 million on weakness in industrial applications partially offset by improvements in medical applications.
Decorative Products' net sales increased $7.4 million to $196.6 million in the first nine months of 2012 from $189.2 million in the first nine months of 2011 primarily due to positive pricing actions and increased volumes. Coated Fabrics net sales were $96.4 million in the first nine months of 2012 compared to $91.3 million in the first nine months of 2011 as sales improved in the transportation, contract upholstery and marine markets. Net sales for the Laminates and Performance Films product lines were $100.2 million during the first nine months of 2012 compared to $97.9 million during the first nine months of 2011. Laminate product line sales increased $9.1 million as sales improved in furniture, fixtures, flooring and recreational vehicle markets partially offset by decreases in home furnishing and interior construction markets. Performance Film product line sales declined $6.8 million on weakness in pool liner, medical and industrial applications.
Decorative Products' gross profit was $14.6 million with a gross profit margin of 21.0% during the third quarter of 2012 compared to $9.9 million and a gross profit margin of 15.8% in the third quarter of 2011. Decorative Products' gross profit was $40.5 million with a gross profit margin of 20.6% during the first nine months of 2012 compared to $31.7 million and a gross profit margin of 16.8% in the first nine months of 2011. The improvement for both the third quarter and first nine months of 2012 was primarily due to increased volumes and positive pricing actions.
Segment operating profit was $3.0 million for the third quarter of 2012 compared to a loss of $2.5 million for the third quarter of 2011. The third quarter of 2012 includes favorable volume and positive pricing actions, partially offset by higher manufacturing and selling costs compared to the prior year. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the third quarter of 2012 include asset impairment and other charges of $0.3 million while the third quarter of 2011 includes asset impairment and other charges of $2.5 million.
Segment operating profit was $6.8 million for the first nine months of 2012 compared to a loss of $2.1 million for the first nine months of 2011. The improvement was primarily due to positive pricing actions, higher volumes and lower raw material costs, partially offset by higher manufacturing and selling expenses. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2012 include workforce reduction costs of $0.5 million and asset impairment and other charges of $0.8 million. Those items for the first nine months of 2011 include asset impairment charges of $2.4 million, a tax indemnification charge of $0.2 million and workforce reduction costs of $0.3 million.

Corporate
Corporate expenses were $5.9 million in the third quarter of 2012 compared to $2.0 million in the third quarter of 2011 and $15.8 million in the first nine months of 2012 compared to $9.4 million in the first nine months of 2011. The increase is primarily due to increased staffing and employment costs, information technology enhancements and outside services.
Financial Resources

	Nine Months Ended August 31,
	2012	2011	Change
Cash provided by (used in) operating activities	$55.0	$(8.2)	$63.2
Cash used in investing activities	$(6.9)	$(33.1)	$26.2
Cash (used in) provided by financing activities	$(2.4)	$49.7	$(52.1)
Increase in cash and cash equivalents	$46.6	$19.2	$27.4

Cash provided by operating activities was $55.0 million in the nine months ended August 31, 2012 compared to cash used of $8.2 million in the nine months ended August 31, 2011. Cash provided by operations increased in 2012 primarily due to improved profitability and a reduction of funds used for working capital. Accounts receivable decreased as the Company’s Days Sales Outstanding (“DSO”) declined from 47.9 days at November 30, 2011 to 46.7 days at August 31, 2012. Additionally, during 2012, the Company contributed $16.0 million to its pension trust to moderate its expected funding contributions over the next several years, to reduce its Pension Benefit Guaranty Corporation (“PBGC”) premiums and to reduce expected annual pension expense.
Cash used in investing activities was $6.9 million in the nine months ended August 31, 2012, compared to cash used of $33.1 million in the nine months ended August 31, 2011. Included in 2012 is $12.3 million of proceeds from the sale of the Company’s wallcovering businesses. Included in 2011 is the cash paid for the acquisition of ELIOKEM of $299.8 million, less cash acquired in the businesses of $30.1 million. Also included in 2011 was the use of $253.2 million of restricted cash, which primarily consisted of $250.0 million in proceeds from the issuance of the Senior Notes, which was placed in an escrow account in November 2010 until the completion of the acquisition of ELIOKEM and refinancing of the Company’s existing debt on December 9, 2010. Additionally, the Company incurred $19.6 million of capital expenditures in the nine months ended August 31, 2012 compared to $15.5 million in the nine months ended August 31, 2011. The Company expects to spend approximately $25.0 million—$30.0 million for capital expenditures during 2012. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.
Cash used in financing activities in the nine months ended August 31, 2012 was $2.4 million which was primarily due to debt repayments of $3.0 million. Cash provided by financing activities in the nine months ended August 31, 2011 was $49.7 million due to the refinancing and increase of the Company’s Term Loan B from $140.9 million to $200 million. This increase was used to complete the acquisition of ELIOKEM. Total debt was $454.0 million as of August 31, 2012, which includes the Senior Notes, $196.5 million for the Term Loan and $7.5 million of foreign debt, compared to $457.3 million as of November 30, 2011. The Company’s cash balance of $145.5 million, excluding restricted cash of $5.5 million, at August 31, 2012 consists of $100.6 million in the U.S., $18.9 million in Europe and $26.0 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash.
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
Environmental Matters
The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2012 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.
Employee Matters
At August 31, 2012, the Company employed approximately 2,360 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 10.0% or 236 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.
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
Risks and uncertainties that may cause actual results to differ materially from expected results include, among others: economic trends and conditions affecting the economy in general and/or the Company’s end-use markets; prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylonitrile, acrylics and textiles; ability to increase pricing to offset raw material cost increases; product substitution and/or demand destruction due to product technology, performance or cost disadvantages; high degree of customer concentration and potential loss of a significant customer; supplier, customer and/or competitor consolidation; customer credit and bankruptcy risk; failure to successfully develop and commercialize new products; a decrease in regional customer demand due to reduced in-region production or increased import competition; risks associated with international operations including political unrest, fluctuations in exchange rates, and regulatory uncertainty; failure to successfully implement productivity enhancement and cost reduction initiatives; risks associated with chemical handling and manufacturing and with acts of war, terrorism, natural disasters or accidents, including fires, floods, explosions and releases of hazardous substances; unplanned full or partial suspension of plant operations; ability to comply, and cost of compliance with legislative and regulatory changes, including changes impacting environmental, health and safety compliance and changes which may restrict or prohibit the Company from using or selling certain products and raw materials; losses from the Company’s strategic alliance, joint venture, acquisition, integration and operational activities; rapid inflation in health care costs; loss of key employees and inability to attract and retain new key employees; prolonged work stoppage resulting from labor disputes with unionized workforce; changes in, and significant contributions required to meet pension plan funding obligations; attacks on and/or failure of the Company’s information systems; infringement or loss of the Company’s intellectual property; litigation and claims against the Company related to products, services, contracts, employment, environmental, safety, intellectual property and other matters; adverse litigation judgments or settlements; absence of or inadequacy of insurance coverage for litigation judgments, settlements or other losses; stock price volatility; availability of financing at anticipated rates and terms; and loan covenant default arising from substantial debt and leverage and the inability to service that debt, including increases in applicable short-term or long-term borrowing rates.
For further information on risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended November 30, 2011.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note E to the Unaudited Consolidated Financial Statements, the Company’s new Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the new Term Loan and the Facility were $196.5 million as of August 31, 2012. Non-domestic borrowings with banks were $7.5 million as of August 31, 2012. The weighted average effective interest rate of the Company’s outstanding debt was 6.95% as of August 31, 2012. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.
The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $7.2 million as of August 31, 2012, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures
Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2012, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Other than described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2012, filed with the SEC on September 26, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2012; (ii) the Consolidated Statements of Financial Position at August 31, 2012 and November 30, 2011; (iii) the Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2012; and (iv) the Notes to the Unaudited Interim Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	September 26, 2012	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	September 26, 2012	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12.1	Ratio of Earnings to fixed charges.

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2012, filed with the SEC on September 26, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2012; (ii) the Consolidated Statements of Financial Position at August 31, 2012 and November 30, 2011; (iii) the Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2012; and (iv) the Notes to the Unaudited Interim Consolidated Financial Statements.