Form 10-K
period 2012-11-30
OMNOVA SOLUTIONS INC
filed 2013-01-25
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended November 30, 2012	Commission File Number 1-15147
 OMNOVA Solutions Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act)  Yes  ☐  No  ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $323,857,738 based on the closing price per share of $7.20 on May 31, 2012, the last business day of the registrant’s most recently completed second quarter.

As of January 22, 2013, there were 46,855,555 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2013 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA SOLUTIONS INC.

Annual Report on Form 10-K
For the Year Ended November 30, 2012

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

OMNOVA Solutions is an innovator of emulsion polymers, specialty chemicals and engineered surfaces for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands and long-standing customer relationships. We utilize strategically located manufacturing, technical and sales facilities in North America, Europe, China, Thailand and India to service our broad customer base.

OMNOVA operates two business segments: Performance Chemicals and Engineered Surfaces. In December 2012, following the sale and exit from the commercial wallcovering business, the Company changed the name of its Decorative Products segment to Engineered Surfaces to better reflect the role of innovation and the functional performance features that are valued in its served markets. Of our 2012 net sales, 77% were derived from the Performance Chemicals segment and 23% were derived from the Engineered Surfaces segment. Financial information relating to the Company’s business segments is set forth in Note S to the Consolidated Financial Statements of this report.

Performance Chemicals

Background

Our Performance Chemicals segment began in 1952 as part of GenCorp (then known as The General Tire & Rubber Company). Initially, the business focused on the manufacture of styrene butadiene latex for the paper industry and styrene butadiene vinyl pyridine latex for tire cord adhesives in a single facility in Mogadore, Ohio. Since that time, the business has grown through internal development and acquisitions to include six U.S. and four international manufacturing sites with expanded capabilities and numerous chemistries and product applications and technology centers and sales offices in the U.S., Europe and Asia.

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, phenolic and diphenylamine antioxidants, hollow plastic pigments, fluorochemicals and bio-based chemistries. We are a leading North American producer and supplier of SB latex for a wide range of applications. We operate well maintained, strategically located, cost competitive production facilities in North America, Europe, China and India. Our custom-formulated products are tailored resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper, specialty coatings, carpet, nonwovens, construction, oil/gas drilling and recovery, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses and various other specialty applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymerization and emulsion polymer technology and for its ability to rapidly develop, manufacture and deliver highly customized products that provide innovative and value-added solutions to customers across a broad array of end-markets and applications.

The following table shows major Performance Chemicals products, end-use applications and brand names:

Product Category	% of Performance Chemicals Fiscal 2012 Net Sales	Primary Products	End-use Applications	Brand Names
Paper and Carpet Chemicals	40%	SB and SBA latex coating binders, carpet backing binders and paper chemicals including crosslinkers, lubricants, other coating additives and hollow plastic pigments	Magazines, catalogs, direct mail advertising, brochures, specialty papers, food cartons, household and other consumer and industrial packaging, and residential and commercial carpet	GENCAL, GENFLO, GENCRYL, GENCRYL PT, NOVAGREEN, REACTOPAQUE, SUNKOTE, SUNBOND, SUNKEM, SUNCRYL, SUNSIZE, ECOKOTE, UNIQ-PRINT, SEQUABOND, SUNREZ, SEQUAREZ, OMNABLOC, OMNAGLIDE, OMNATUF
Specialty Chemicals	60%
SB, SBA, styrene
butadiene vinyl
pyridine, acrylic,
vinyl acrylic, styrene
acrylic, and polyvinyl
acetate emulsion
polymers, hollow
plastic pigments,
solid & glyoxal
resins, phenolic and
diphenylamine
antioxidants, NBR
powders and
dispersions,
elastomers, silicone
emulsions,
polyethylene resins and fluorochemicals

Nonwovens (such as
hygiene products,
engine filters and roofing
mat), construction,
adhesives, tapes, tire
cord, floor care,
textiles, graphic arts,
oil/gas drilling,
polymer stabilization,
industrial hoses,
specialty coatings
(such as masonry,
direct to metal, and
stain blocking
primers), elastomeric
modification (brake
linings, PVC
windows, automotive
interiors)

GENFLO, GENCRYL,
GENTAC,
OMNAGLO,
OMNAPEL,
SEQUABOND,
SUNCRYL, SECOAT,
SECRYL, MOR-GLO,
LYTRON,
MOR-SHINE,
MOR-FLO,
NOVACRYL,
ACRYGEN, MYKON,
PERMAFRESH,
SEQUAPEL,
POLYFOX, X-CAPE,
GENGLAZE,
MYKOSOFT,
MYKOSIL, NORANE,
GENCEAL,
WINGSTAY,
PLIOLITE, PLIOWAY,
PLIOTEC,
HYDRO PLIOLITE,
CHEMIGUM,
SUNIGUM,
PLIOCORD

Paper and Carpet Chemicals.    OMNOVA is a leading North American supplier of custom-formulated SB and SBA latex and hollow plastic pigments for paper and paperboard coatings. In addition, we produce a broad variety of specialty chemical additives and binder chemistries for coating applications in the paper, packaging and paperboard industries. Our commitment to product innovation has enhanced our market position by creating products for the paper industry that improve the printability, strength, gloss, opacity, and moisture resistance of coated papers and paperboard. Applications for our products include paper and paperboard coatings used in magazines, catalogs, direct mail advertising, brochures, specialty papers, food cartons and household and other consumer and industrial packaging.

OMNOVA is also a leading North American supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and adhere the primary backing to the secondary backing, and they meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements of our customers. Our strong historical position in residential carpeting has been enhanced by new products to serve that market as well as innovations in commercial carpet backing binders that provide moisture barrier and other properties, enabling the replacement of higher-cost polyurethane binders. Sales of our Paper and Carpet Chemicals products represented 30.5% of our consolidated net sales for 2012, 33.2% for 2011 and 42.2% for 2010.

Specialty Chemicals.    OMNOVA is a leading global supplier of polymers, dispersions, antioxidants, elastomers, and specialty chemicals for a variety of product categories. Applications for our specialty polymers and chemicals include specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), construction, oil/gas drilling and recovery, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers, and various other specialty applications. Our focus is on developing unique products for custom applications that address specific customer needs, including enhanced functionality, high temperature, chemical and UV resistance, improved environmental performance and improved processibility. Sales of our Specialty Chemicals products represented 46.3% of our consolidated net sales for 2012, 46.0% for 2011, and 25.3% for 2010.

Markets and Customers

The paper coating and carpet backing product lines are highly competitive based on quality, customer service, product performance, price, field technical support and product innovations. Major paper and carpet customers include NewPage, Verso, Shaw Industries and Beaulieu. The specialties product line includes many product categories such as tire cord adhesives, coating resins, elastomeric modifiers, antioxidants, oil/gas drilling and recovery, nonwovens for hygiene products and masking tape. These applications are performance driven, where product innovation, technical service and application support are key competitive differentiators. Major specialty chemical customers include Sherwin Williams, RPM, Halliburton, Schlumberger, PPG, PGI, Freudenburg, Hyosung, Shurtape, Xerox and Fitesa.

Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through dedicated internal marketing, sales and technical service teams focused on providing highly responsive customized solutions to targeted markets and industries.

Competition

Performance Chemicals primarily competes with several large chemical companies including Styron, BASF, Lanxess, Lubrizol, Wacker, Celanese, Dow, Arkema, Kumho, Hexion and several smaller regional companies such as Zeon, Rashig, Croslene and Jubilant. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance, innovation and industry reputation. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories and we believe that we are a leader in several categories, including SB and SBA latex paper coatings and carpet backing binders in North America, nonwoven SB binders, SB vinyl pyridine tire cord adhesives, floor care polymers and polymers used in the manufacturing of masking and other tapes. In addition, we also retain strong, industry recognized brands in antioxidants, specialty coatings, elastomers and paper coatings.

Engineered Surfaces

Background

Our Engineered Surfaces segment began in 1945 when GenCorp (then known as The General Tire & Rubber Company) purchased a coated fabrics manufacturing facility located in Jeannette, Pennsylvania from the Pennsylvania Rubber Company. Since that time, the business has grown through internal development and acquisitions to include three U.S. and two international manufacturing sites, technology centers and sales offices in the U.S. Europe and Asia, and a wide range of engineered surfacing products.

During the first quarter of 2012, the Company sold substantially all of its commercial wallcovering operations which were comprised of its North American and European wallcovering businesses. The results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented. Following the sale and exit from the commercial wallcovering business, the Company changed the name of its Decorative Products segment to Engineered Surfaces to better reflect the role of innovation and the functional performance features that are valued in its served markets.

Products

Our Engineered Surfaces segment develops, designs, produces and markets a broad line of engineered surfacing products, including coated fabrics, vinyl, paper and specialty laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; residential cabinets, flooring and furnishings; retail display; office furniture; transportation markets including busses and mass transit, marine, automotive and motorcycle OEM seating; recreational vehicles; manufactured housing; medical devices and products; and a variety of industrial film applications. Our core competencies in innovative product development, design, compounding, calendering, casting, printing, coating and embossing enable us to develop unique, aesthetically pleasing surfacing products that have strong functional properties, such as cleanability, durability and scratch and stain resistance, that address specific customer needs. We have strong color and design capabilities, an extensive design library covering a broad range of patterns, textures and colors, and strong product formulation and coating and processing capabilities. Together these capabilities provide our products with the functionality and aesthetics that add value for our customers. In addition, our broad range of products, global presence and end-use applications gives us economies of scale in sourcing, manufacturing, design, sales and marketing, and product and process development.

The following table shows the products that our Engineered Surfaces segment develops, designs, produces and markets.

Product Category	% of Engineered Surfaces Fiscal 2012 Net Sales	Primary Products	End-use Applications	Brand Names
Coated Fabrics	45%	Vinyl and urethane coated fabrics
Seating surfacing for transportation, marine, offices, hotels, hospital and health care facilities, stores, schools, restaurants, public buildings and residences; decorative and protective surfacing for automotive soft top covers, and industrial applications
				BOLTAFLEX, BOLTASOFT, NAUTOLEX, PREFIXX, PREVAILL, Pinnacle
Laminates and Performance Films	55%	Vinyl, paper and specialty laminates; performance films
Decorative and protective surfacing for kitchen and bath cabinets, manufactured housing, recreational vehicle interiors, flooring, commercial and residential furniture, retail display and food service fixtures, home furnishings and consumer appliances, wall panel systems, decorative wall surfacing, performance films for pool liners, banners, tents, ceiling tiles, decking and medical products
				RADIANCE, SURF(X), DESIGN4, EFX, DURAMAX, HARMONY, VIEWNIQUE, DIVERSIWALL,

Coated Fabrics.    OMNOVA Solutions is a leading North American and Asian supplier of vinyl and urethane coated and performance fabrics for transportation, commercial, residential and medical applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost effective alternative to other surfacing materials, such as leather and textile fabrics. Applications for our coated fabrics include transportation seating (automotive OEM, bus and other mass transit, marine and motorcycle), automotive soft tops, automotive aftermarket applications, contract and medical furniture and residential applications. A key differentiator is our PreFixx® protective coating, long recognized for delivering the industry's best-in-class performance, durability and easy maintenance to OMNOVA's upholstery products. Sales of our coated fabrics products represented 10.4% of our consolidated net sales for 2012, 9.5% for 2011 and 15.2% for 2010.

Laminates and Performance Films.    OMNOVA Solutions is a leading North American supplier of vinyl, paper and specialty laminates and performance films. Our laminates are used as alternatives to wood, paint, stone, stainless steel and high-pressure laminates and thermally fused laminates in markets where durability, design and cost are key requirements. We provide our customers with a broad range of designs and textures as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our laminates include kitchen and bath cabinets, wall surfacing, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, and consumer appliances. Performance films applications include awnings, tents, medical products, pool liners, movie screens, decking and shower pan liners.

A key strength of our laminates business is our coating technology, including ultraviolet, melamine, urethane, thermally cured and others, which provides greater durability for high-wear applications. In addition, our laminates business has differentiated itself in the market as a single-source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries by building a unique library of matched vinyl and paper laminate designs with a variety of patterns and textures, and developing rapid make-to-order production capabilities. We also offer SURF(X)® 3D Laminates for multi-dimensional applications for the office and health care furniture and retail display fixture markets. These laminates offer a cost effective alternative to high pressure laminates and provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding and providing enhanced cleanability/disinfection. Sales of our Laminates and Performance Films products represented 12.8% of our consolidated net sales for 2012, 11.2% for 2011 and 17.3% for 2010.

Markets and Customers

We believe that our Engineered Surfaces segment is a leader in its targeted product categories. The coated fabrics, laminates and performance films businesses are highly competitive based on functional performance, decorative content, price, quality, customer service, global capability, brand name recognition, distribution networks and industry reputation. Engineered Surfaces markets its products under numerous brand names to different industries. Certain of our better-known customers in this segment include CGT, Armstrong, Tarkett, Hill-Rom, BYD, Ashley Furniture, Patrick Industries, Herculite and Masco.

Marketing and Distribution

Our Engineered Surfaces segment distributes its products primarily through a direct sales force and agents to manufacturers of cabinets, furniture, seating, health care and medical components, and other products. Many of our Engineered Surfaces segment’s products have strong, well-recognized brand names that are promoted through trade shows, industry periodicals, our website (www.omnova.com) and other media.

Competition

OMNOVA’s Engineered Surfaces segment competes with numerous companies, including international companies. Many of these companies focus on only one product line and/or market and are smaller and privately-owned. Competitors include:

•	Coated Fabrics — Nassimi, Morbern, China General, Uniroyal and Spradling International

•	Laminates and Performance Films — Dai Nippon Printing, Toppan Printing, Renolit Corporation, LG ChemAmerica, Riken USA Corporation, I2M and Spartech Industries

International Operations

Net sales from our foreign operations were $383.1 million in 2012, $417.9 million in 2011 and $139.6 million in 2010. These net sales represented 34.0% of our total net sales in 2012, 34.8% in 2011 and 17.9% in 2010. Long-lived assets primarily consist of net property, plant and equipment. Long-lived assets of our foreign operations totaled $112.6 million at November 30, 2012, $115.3 million at November 30, 2011 and $25.3 million at November 30, 2010. Our consolidated long-lived assets totaled $222.8 million at November 30, 2012, $220.8 million at November 30, 2011 and $119.7 million at November 30, 2010.

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

Employees

At November 30, 2012, the Company employed approximately 2,390 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 10.0% or 239 of the Company’s employees located in the United States are covered by collective bargaining agreements. In addition, certain of our foreign employees are also covered by collective bargaining agreements. In June 2012, union hourly employees at OMNOVA's Mogadore, Ohio Performance Chemicals facility, represented by the International Chemical Workers Union Council and its Local 419-C of the United Food and Commercial Workers Union, ratified a new three year contract with the Company. There is one labor contract in the U.S. covering approximately 27 employees which expires in 2013.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products. Most of these raw materials have been, and we expect will continue to be, generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include butadiene, styrene, acrylates, acrylonitrile, vinyl acetate and vinyl pyridine (2VP). These monomers represented approximately 72% of Performance Chemicals’ total raw materials purchased on a dollar basis in 2012 for this segment.

Our Engineered Surfaces segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper and titanium dioxide. PVC resins, plasticizers and textiles represented approximately 56% of Engineered Surfaces’ total raw materials purchased on a dollar basis in 2012 for this segment.

The cost of these raw materials has a significant impact on our profitability. We generally attempt to respond to raw material cost increases through productivity programs and, as needed, price increases to our customers. The success of attempted price increases depends on a variety of factors including the specific market application and competitive environment. Under certain circumstances, we are not able to pass along some or all of the increase. In addition, if accepted by customers, price increases generally lag the increase in raw material costs. Index pricing applies to approximately 45% of Performance Chemicals sales (see discussion on page 16-17).

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

Our research and development expenses were $11.5 million in 2012, $10.7 million in 2011 and $8.8 million in 2010. Research and development costs have increased as the Company has acquired businesses (acquisition of ELIOKEM) and continues to invest in future growth. The Company expects these costs to remain at current levels in the near future. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements of this report.

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

This Annual Report includes descriptions of our current business, operations, assets and other matters affecting the Company as well as “forward-looking statements” as defined by federal securities laws. All forward looking statements by the Company including verbal statements, are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectation, judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address business conditions and prospects, strategy, capital structure, sales, profits, earnings, markets, products, technology, operations, customers, raw materials, claims and litigations, financial condition, and accounting policies among other matters. Words such as, but not limited to, “will,” “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

All descriptions of our business, operations and assets, as well as all forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates or proposes to operate. Other risks and uncertainties are more specific to the Company’s businesses including businesses the Company acquires. There may be risks and uncertainties not currently known to us. The occurrence of risks and uncertainties and the impact of such occurrences is often not predictable or within the Company’s control. Such impacts could adversely affect the Company’s business, operations or assets as well as the Company's results and, in some cases, such effect could be material. Certain risks and uncertainties facing the Company are described below or elsewhere in this Annual Report.

All written and verbal descriptions of our business, operations and assets and all forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risks, uncertainties and cautionary statements contained herein. All such descriptions and forward-looking statements speaks only as of the date on which such description or statement is made, and the Company undertakes no obligation, and specifically declines any obligation other than that imposed by law, to publicly update or revise any such descriptions or forward-looking statements whether as a result of additional information, future events or otherwise.

Risks and uncertainties that may adversely impact our business, operations, assets, or other matters affecting the Company, and which may cause actual results to differ materially from expected results include, among others:

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

The principal raw materials that we use in our business are derived from petrochemicals and chemical feedstocks. Specifically, Performance Chemicals uses monomers such as styrene, butadiene, and acrylates extensively in its products, and Engineered Surfaces uses PVC, plasticizer and Ti02 extensively in its products. The cost of these raw materials has a significant impact on our profitability. The prices of many of these raw materials are cyclical and volatile. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. While we generally attempt to pass along higher raw material costs to our customers in the form of price increases, historically there has been a time delay between higher raw material costs and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to competitive pricing pressure and other factors. If we are unable to pass along higher raw material costs to our customers, our results could be adversely affected.

We generally have multiple global sources of supply for our raw materials. However, in some cases there are a limited number of suppliers that are capable of delivering raw materials that meet our standards and these suppliers generally have greater pricing and supply leverage. Various factors, including feedstock shortages, production disruptions, natural disasters, the financial stability of our suppliers, supplier commitments to others, and internal raw material use by suppliers have reduced and eliminated, and in the future may reduce or eliminate, the availability of certain raw materials. As a result, higher prices and shortages could occur in the future. Additionally, disruptions in transportation could delay receipt of raw materials. If our supply of raw materials is reduced, disrupted or delayed, our results could be adversely affected.

Additionally, raw material price increases or supply uncertainty may result in customers switching to substitutes for our products. If customers switch to substitute products, our results could be adversely affected.

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

If our customers, and in particular, large customers, are unable to timely pay amounts due to us, it could adversely affect our results and cash flows.

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

Our United States and European customers and suppliers are subject to increasing foreign competition. If the demand for products manufactured in those regions declines then the demand for our products manufactured in those regions could decline which could adversely affect our results.

Our business could be adversely affected by risks typically encountered by international operations.

We conduct our business in many countries outside of the United States and are subject to risks associated with international operations, including the following:

•	fluctuations in currency exchange rates;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	the imposition of duties and tariffs;

•	import and export controls;

•	government control of capital transactions, including the borrowing of funds for operations or the expatriation of cash;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	more stringent environmental, health and safety laws and regulations;

•	potentially adverse tax consequences; and

•	government expropriation of a business or assets.

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

We are and expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. Non-compliance with these requirements may result in significant fines or penalties, or limitations on our operations. Such regulation could also restrict or prohibit the use of key raw materials or the sale of our products. Significant restrictions on, or the prohibition of the use of, key raw materials or our products could adversely affect our results.

Certain environmental requirements provide for strict and, under certain circumstances, joint and several liability for investigation and remediation of releases of regulated materials into the environment at or from properties owned or operated by us or our predecessors or at or from properties where substances were sent for off-site treatment or disposal.

It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future results. Continued compliance could result in significant increases in capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising out of a release of regulated materials, discovery of previously unknown conditions, more aggressive enforcement actions or new requirements, could adversely affect our results.

Capital expenditures could be higher than expected.

Unanticipated maintenance issues, changes in government regulations, or significant technology shifts could result in higher than anticipated capital expenditures, which could impact our debt, interest expense and cash flows.

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

Approximately 10.0% or about 239 of our employees that are located in the United States are covered by collective bargaining agreements of which approximately 27 employees are covered by agreements that expire within the next 12 months. In addition, certain employees of our foreign operations are also covered by collective bargaining agreements. There can be no assurance that any of our collective bargaining agreements will be renewed on similar terms or renegotiated on terms acceptable to us. Any prolonged work stoppages in one or more of our facilities could adversely affect our results.

Our U.S. pension plan is underfunded, requiring significant company contributions.

The amount of these contributions depends on plan performance, interest rates, pension funding legislation and other factors. We currently anticipate that we will be required under the Pension Protection Act of 2006 to make a contribution to our U.S. pension plan in 2013 of approximately $14 million. In addition, we cannot predict whether changing conditions including interest rates, pension assets performance, discount rates, government regulation or other factors will require us to make contributions in excess of our current expectations. Additionally, we may not have the funds necessary to meet future minimum pension funding requirements.

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

From time to time, we may be subject to claims or allegations that we infringe or misappropriate the intellectual property of third parties. Defending against such claims is costly and intellectual property litigation often involves complex questions of fact and law, and results are unpredictable. We may be forced to acquire rights to such third-party intellectual property on unfavorable terms (if rights are made available at all), pay damages, modify accused products to be non-infringing and/or stop selling the applicable product. Regardless of the outcome, defending against allegations of intellectual property infringement or misappropriation can divert the time and attention of management. Any of the foregoing could have a negative effect on our competitiveness and could adversely affect our results.

We could be subject to an adverse litigation judgment or settlement which could adversely affect our results.

From time to time, we are subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property and other matters arising out of our business or that of our predecessors. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, our estimates of liability, if any, are subject to change and actual results may materially differ from our estimates. In addition, if there is an unfavorable resolution of a matter, there could be a material adverse effect on our financial condition, results of operations or cash flows depending on the amount of such resolution in comparison to our financial condition, results of operations and cash flows in the period in which such resolution occurs. Moreover, there can be no assurance that we will have any or adequate insurance coverage to protect us from any adverse resolution.

We maintain cash balances in foreign financial institutions.

While we monitor the financial institutions that we maintain accounts with, we cannot be assured that we would be able to recover our funds in the event that the financial institution would fail. In addition, we may be limited by foreign governments in the amount and timing of funds to be repatriated from foreign financial institutions. As a result, this could adversely affect our ability to fund normal operations, capital expenditures, or service debt, which could adversely affect our results.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing our term loan and our revolving credit facility and the indenture governing the notes will limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure that we will be able to refinance any of our debt on commercially reasonable terms or at all.

Despite our current debt levels, we and our subsidiaries may still incur significant additional debt. Incurring more debt could increase the risks associated with our substantial debt.

We and our subsidiaries may be able to incur substantial additional debt, including additional secured debt, in the future. The terms of the note indenture restrict, and the agreements governing our term loan and revolving credit facility restrict, but will not completely prohibit, us from incurring substantial additional debt. In addition, the note indenture allows us to issue additional notes under certain circumstances, which will also be guaranteed by our domestic subsidiaries. The note indenture also allows us to incur certain other additional secured debt. Non-guarantor subsidiaries, which includes our foreign subsidiaries may incur additional debt under the note indenture, which debt (as well as other liabilities at any such subsidiary) would be structurally senior to the notes. In addition, the note indenture does not prevent us from incurring certain other liabilities that do not constitute indebtedness (as defined in the note indenture). If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The indenture governing the notes and the agreements governing our term loan and our revolving credit facility imposes significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

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

There are limitations on our ability to incur the full $100.0 million of commitments under our revolving credit facility. Borrowings under our revolving credit facility will be limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, under our revolving credit facility, a quarterly fixed charge maintenance covenant would become applicable if average excess availability under our credit facility is less than $25.0 million during any fiscal quarter. If the covenant trigger were to occur, the Company would be required to satisfy and maintain on the last day of each fiscal quarter a fixed charge coverage ratio of at least 1.1x for the last twelve-month period. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio. A breach of any of these covenants could result in a default under our revolving credit facility.

Moreover, our revolving credit facility provides the lenders considerable discretion to impose reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under our revolving credit facility will not impose such actions during the term of our revolving credit facility and further, were they to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on the notes.

We are vulnerable to information system failures and attacks, which could harm our business.

We are heavily dependent on our information technology infrastructure, among other functions, to operate our factories, sell our products, fulfill orders, manage inventory, and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks and other events. Our business is also subject to break-ins, sabotage and intentional acts of vandalism. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our business, which could adversely affect our results.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

The Company’s significant operating, manufacturing, distribution, research, design and/or sales and marketing facilities are set forth below:

Corporate Headquarters:
OMNOVA Solutions Inc. *175 Ghent Road Fairlawn, OH		OMNOVA Solutions Global Technology Center 2990 Gilchrist Road Akron, OH

Performance Chemicals:
Headquarters: *175 Ghent Road Fairlawn, OH
Sales/Manufacturing/Technical/Distribution:
Akron, OH
Calhoun, GA
Caojing, China
Chester, SC
Fitchburg, MA
Green Bay, WI
Le Havre, France
Mogadore, OH
*Mumbai, India
Ningbo, China
*Shanghai, China
Valia, India
Villejust, France

Engineered Surfaces:
Headquarters: *175 Ghent Rd Fairlawn, OH	Manufacturing Facilities: Auburn, PA Jeannette, PA Monroe, NC *Rayong, Thailand Shanghai, China	Sales/Marketing/Design/Distribution: Akron, OH *Asnieres, France *Bangkok, Thailand Columbus, MS *Rayong, Thailand *Shanghai, China

*	An asterisk next to a facility listed above indicates that it is a leased property.

For a further discussion of our leased properties, please refer to Note Q to the Consolidated Financial Statements of this report.

During 2012, we generally made effective use of our productive capacity. We believe that the quality and productive capacity of our properties are sufficient to maintain our competitive position for the foreseeable future.

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

In August 2010, the Company was sued by Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was awarded $3.4 million in damages. The Company had not recorded any liability for a potential loss based on its judgment that there was no probable risk of a material loss. The Company's insurer has accepted coverage. The Company has a $0.5 million insurance deductible, of which $0.3 million has been paid through November 30, 2012. The matter is currently under appeal. Accordingly, as of November 30, 2012, the Company recorded a liability of $3.4 million and an insurance receivable of $3.2 million.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2012.

Item 4A.	Executive Officers of the Registrant

The following information is given as of January 22, 2013, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 52, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Michael E. Hicks, age 54, Senior Vice President and Chief Financial Officer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James C. LeMay, age 56, Senior Vice President, Corporate Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay served as Assistant General Counsel of GenCorp Inc.

Douglas E. Wenger, age 56, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

James J. Hohman, age 64, Senior Vice President of the Company since 2011 and President, Performance Chemicals since February 2005; President, Paper & Carpet Chemicals from December 2000 until February 2005; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

David H. Maynard, age 49, President, Engineered Surfaces since February 2012. Prior to his current role, Mr. Maynard served most recently as General Manager, Laminates and Performance Films since 2009 and had served earlier in a variety of finance, operations and business management positions of increasing responsibility within OMNOVA's Engineered Surfaces business segment. Mr. Maynard joined OMNOVA in 1991 as an Accounting Manager. Prior to joining OMNOVA, Mr. Maynard served as Audit Manager with KPMG from 1986 to 1991.

Jay T. Austin, age 56, Vice President, Global Sourcing and Logistics of the Company since December 2010. Prior to that, he had served as Vice President, Strategic Sourcing of OMNOVA Solutions since August 2008. Prior to joining the Company, Mr. Austin had served as Vice President of Global Procurement for ICI Paints (a leading international paint business) since March 2006 and, prior to that, as Director of Purchasing, North America for The Glidden Company, a division of ICI Paints, since July 2002.

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At November 30, 2012, there were 7,479 holders of record of the Company’s common stock. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 69 of this report and is incorporated herein by reference. The Company has not declared a dividend since 2001.

Information concerning long-term debt appears in Note O to the Consolidated Financial Statements and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in Equity Compensation Plan Information of Item 12 in this Annual Report on page 70 and is incorporated herein by reference.

The following graph compares the cumulative 5-Year total return to shareholders on OMNOVA Solutions Inc.'s common stock versus the cumulative total returns of the S&P 500 index and the S&P Industrials index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on November 30, 2007 and tracks it through November 30, 2012.

*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data(1)

The following table sets forth the Company’s selected historical financial data which has been adjusted to reflect discontinued operations for all periods presented. The selected historical financial data as of November 30, 2012, 2011, 2010, 2009, 2008 and for each of the five years in the period ended November 30, 2012 are derived from the Company’s audited consolidated financial statements.

	2012	2011	2010	2009	2008
	(Dollars in millions, except per share data)
Statement of operations data:
Net Sales	$1,125.5	$1,201.1	$781.7	$625.3	$766.7
Cost of goods sold(2)	898.3	982.5	635.3	490.6	662.4
Gross profit	227.2	218.6	146.4	134.7	104.3
Selling, general and administrative	121.2	108.6	77.6	76.8	74.0
Depreciation and amortization	32.0	33.5	18.7	20.4	20.9
Fixed asset impairment(3)	1.0	3.1	2.7	1.1	—
Restructuring and severance(4)	1.0	1.6	.5	1.4	.4
Interest expense	36.5	38.0	8.7	8.1	13.0
Equity (earnings) loss in affiliates	—	—	—	—	(.2)
Acquisition and integration related expense(5)	—	2.3	5.5	—	—
Deferred financing fees write-off	—	1.0	—	—	—
Other (income) expense, net(2)(6)	(1.4)	.4	(.6)	(1.5)	(1.0)
	190.3	188.5	113.1	106.3	107.1
Income (loss) from continuing operations before income taxes	36.9	30.1	33.3	28.4	(2.8)
Income tax expense (benefit)(7)	11.2	13.4	(83.9)	1.0	.1
Income (loss) from continuing operations	25.7	16.7	117.2	27.4	(2.9)
Discontinued Operations, net of tax:
(Loss) income from operations(8)	(4.1)	(19.5)	(9.3)	(1.2)	.7
Gain on sale	6.0	—	—	—	—
Income (loss) from discontinued operations	1.9	(19.5)	(9.3)	(1.2)	.7
Net income (loss)	$27.6	$(2.8)	$107.9	$26.2	$(2.2)
Basic income (loss) per share:
Income (loss) from continuing operations	$.56	$.37	$2.63	$.62	$(.07)
Income (loss) from discontinued operations	.05	(.43)	(.21)	(.03)	.02
Net income (loss) per share	$.61	$(.06)	$2.42	$.59	$(.05)
Diluted income (loss) per share:
Income (loss) from continuing operations	$.56	$.37	$2.61	$.62	$(.07)
Income (loss) from discontinued operations	.04	(.43)	(.21)	(.03)	.02
Net income (loss) per share	$.60	$(.06)	$2.40	$.59	$(.05)
General:
Capital expenditures	$32.8	$24.1	$13.7	$9.0	$11.8
Total assets	$873.7	$865.1	$727.0	$338.0	$351.6
Long-term debt(9)	$442.6	$444.3	$389.4	$140.8	$182.1
Cash(9)	$148.5	$103.1	$324.3	$31.2	$9.6

(1)
During November 2011, the Company committed to a plan to dispose of substantially all of its Engineered Surfaces commercial wallcovering operations. As such, the results of operations for these businesses have been classified as discontinued operations for all periods presented.

(2)	During 2010, the Company recognized strike-related costs of $2.4 million of which $1.4 million is recorded in cost of products sold and $1.0 million is recorded in other (income) expense.

(3)
During 2012, the Company recognized asset impairment charges of $1.0 million to write-down the value of its Columbus, Mississippi facility and to write-off other assets no longer used (see Management's Discussion and Analysis of Financial condition and Results of Operations - Discontinued Operations). During 2011, the Company recognized asset impairment charges of $3.1 million due to the idling of a plant in Taicang, China and the planned realignment of coated fabrics production amongst existing facilities. During 2010, the Company recorded asset impairment charges of $2.7 million to write-down machinery and equipment at its Columbus, Mississippi plant to fair value. During 2009, the Company recorded asset impairment charges of $1.1 million related to assets that would no longer be utilized due to moving certain production activities to other facilities.

(4)
Restructuring and severance consisted primarily of severance costs of $1.0 million in 2012, $1.6 million in 2011, $0.5 million in 2010, $1.4 million in 2009 and costs for the closure of an extrusion facility and severance costs in 2008.

(5)
The Company recognized acquisition and integration costs of $2.3 million and $5.5 million in 2011 and 2010, respectively, related to the purchase of Eliokem International SAS, which was acquired on December 9, 2010.

(6)
During 2010, the Company recorded a charge of $9.2 million for a fair value adjustment on a foreign currency collar and recorded a gain of $9.7 million from the dissolution of a joint venture marketing alliance.

(7)	During 2010, the Company reversed a significant portion of its deferred tax valuation allowance of $98.2 million.

(8)	Includes long-lived asset impairment charges of $13.6 million and $3.5 million in 2011 and 2010, respectively.

(9)
During 2010, in connection with the pending acquisition of Eliokem International SAS, the Company issued $250 million of Senior Notes, the proceeds of which were held in escrow as of November 30, 2010, and subsequently used on December 9, 2010 to fund the acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial and residential end uses. As discussed in Item 1. Business, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, phenolic and diphenylamine antioxidants, hollow plastic pigment, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products are tailored resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper and packaging, specialty coatings, carpet, nonwovens, construction, oil/gas drilling and recovery, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers and various other specialty applications. The Engineered Surfaces segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including coated fabrics, surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; kitchen and bath cabinets; transportation including automotive, bus and other mass transit, marine and motorcycle; recreational vehicles and manufactured housing; flooring; commercial and residential furniture; retail display fixtures; home furnishings and commercial appliances; and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1. Business, of this Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

The Company primarily sells its products directly to manufacturers.

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

The Company’s chief operating decision maker, its CEO, evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A—Significant Accounting Policies, of the Company’s Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note S of the Company’s Consolidated Financial Statements.

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 45% of its sales in 2012 and 2011 and approximately 65% for 2010. The decrease in the percentage of the sales price index contracts in 2011 is due to the addition of ELIOKEM sales. Customers with sales price index contracts are primarily in the paper and carpet chemicals product line. The index is generally comprised of several components: a negotiated fixed amount per pound; the market price of key raw materials (i.e., styrene and butadiene); and oil prices. The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

The remainder of Performance Chemicals’ sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-added and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period.

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2009 through 2012 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound
2012	177	$0.57 - $0.78
2011*	205	$0.65 - $0.77
2010	180	$0.54 - $0.68
2009	170	$0.38 - $0.61

*	The increase over 2010 is partially due to requirements for the acquired ELIOKEM business.

Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2009 through 2012 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound
2012	158	$0.84 - $1.98
2011*	175	$0.86 -$1.77
2010	135	$0.63 -$0.94
2009	125	$0.25 -$0.68

*	The increase over 2010 is partially due to requirements for the acquired ELIOKEM business.

OMNOVA’s Engineered Surfaces segment does not utilize sales price index contracts with its customers; rather, it negotiates pricing with each customer. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 90 day period. Key raw materials utilized by the Engineered Surfaces segment include polyvinyl chloride (PVC) resins, textiles and plasticizers. These raw materials are generally readily available worldwide from multiple suppliers.

Effective December 2012, the Company changed the name of its Decorative Products segment to Engineered Surfaces to reflect the role of innovation and the functional performance features that are valued in its served markets. At the same time, it moved certain products from the coated fabrics product line to the laminates and performance films product line to integrate cross-functional business team structures. All prior period amounts have been reclassified.

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

During 2012, the Company continued to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company expects transition of production to be completed by the end of February 2013. The net cash flows expected to be received and paid by the Company relating to the manufacture of commercial wallcovering for J. Josephson during 2013 are not expected to be significant.

For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative shares of manufacturing volume produced in the Columbus, Mississippi facility. The Company transferred the production of certain coated fabrics products to other company facilities. The transfer was completed during January 2012.

During and following the transfer of coated fabrics production, the Company has incurred, and expects to incur, certain costs related to severance and outplacement; equipment decommissioning and relocation; facility maintenance, security and idling; and increased inventory levels to facilitate the transfer of certain products to the Company's other manufacturing facilities. The Company expects all costs except for facility maintenance, security and idling to be completed during 2013. The Company estimates these costs to be approximately $4.5 million during 2013. Also, the Company expects to receive proceeds from the sale of excess equipment during 2013.

On March 6, 2012, the Company sold its U.K.-based Muraspec commercial wallcovering business to affiliates of a2e Venture Catalysts Limited and its principal Amin Amiri for $2.4 million in cash and a note receivable for $3.8 million. The note receivable is secured by a first lien on real estate owned by the sold business. The Company recognized losses of $0.9 million related to this transaction during 2012 to reflect the fair value of the assets and liabilities sold to the buyer.

The results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

The loss from discontinued operations in 2011 includes long-lived asset impairment charges of $13.6 million and inventory write-downs of $2.9 million.

Held for Sale Classification

As a result of the decision to exit the commercial wallcovering business, the assets and liabilities of the commercial wallcovering businesses that were sold were reflected as assets and liabilities held for sale at the end of 2011. Assets and liabilities held for sale were comprised of the following:

November 30,
(Dollars in millions)	2011
Cash	$2.8
Accounts receivable	7.1
Inventories, net	4.0
Other current assets	2.7
Assets held for sale—current	$16.6
Property, plant and equipment, net	$—
Assets held for sale—noncurrent	$—
Accounts payable	$6.6
Accrued payroll and personal property tax	1.1
Other current liabilities	.8
Liabilities held for sale—current	$8.5

Unless otherwise noted, the following discussions of the results of operations of the Company and its segments exclude the discontinued businesses.

Results of Operations of 2012 Compared to 2011

The Company's net sales in 2012 were $1,125.5 million compared to $1,201.1 million in 2011. The Performance Chemicals business segment revenue decreased by 9.2% while the Engineered Surfaces business segment revenue increased 4.7%. Contributing to the net sales decrease in 2012 were reduced volumes of $60.4 million, or 5.0%, and unfavorable currency exchange translation effects of $16.0 million, or 1.3%, partially offset by pricing improvements of $0.8 million. Lower pricing in Performance Chemicals, which was due to lower year-over-year raw material costs as well as reduced volumes for that segment, were offset by improved pricing and volumes in Engineered Surfaces.

Gross profit in 2012 was $227.2 million with a gross profit margin of 20.2% compared to gross profit of $218.6 million and a gross profit margin of 18.2% in 2011. The increase in gross profit margin was primarily due to better sales mix and lower raw material costs, which were partially offset by a decline in selling prices during the second half of 2012.

Selling, general and administrative expense in 2012 increased $12.6 million, to $121.2 million, or 10.8% of sales, compared to $108.6 million, or 9.0% of net sales in 2011. The increase in 2012 was primarily due to increased staffing and employment costs, higher expenditures related to information technology system enhancements and research and development.

Interest expense was $36.5 million and $38.0 million for 2012 and 2011, respectively. Included in interest expense for 2012 and 2011 is approximately $1.3 million and $2.6 million, respectively, related to an interest rate swap that was settled in the fourth quarter of 2010. The interest rate swap settlement was being amortized over the original term of the swap which expired in May 2012.

Income tax expense was $11.2 million in 2012, a 30.3% effective income tax rate, compared to income tax expense of $13.4 million, or a 44.5% effective tax rate in 2011. The lower rate in 2012 was primarily due to income in foreign jurisdictions where the rate is lower than the U.S. domestic federal statutory rate. The higher rate in 2011 was primarily due to losses in jurisdictions where no offsetting tax benefit is recorded due to a valuation allowance position and one-time tax costs associated with the ELIOKEM acquisition. Cash tax payments in the U.S. are expected to be minimal for the next few years as the Company has $116.8 million of U.S. federal net operating loss carryforwards, $90.0 million of state and local net operating loss carryforwards, $0.6 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local net operating loss carryforwards expire between 2022 and 2032.

The Company has not provided for U.S. income taxes on certain of its non-U.S. subsidiaries undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company's policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2012, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $64.9 million.

The Company generated income from continuing operations of $25.7 million or $0.56 per diluted share in 2012 compared to $16.7 million or $0.37 per diluted share in 2011. Included in 2011 are a $1.0 million write-off of deferred financing fees as a result of refinancing actions, $2.7 million of acquisition and integration expense and a $0.9 million tax charge resulting from the liquidation transaction referred to above.

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

In December 2012, the Company's Decorative Products segment changed its name to Engineered Surfaces.

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes. The Company’s commercial wallcovering businesses, which have historically been included in the Engineered Surfaces segment, have been reclassified to discontinued operations due to actions taken by the Company to sell those businesses and, as such, the following discussion does not include results of operations for the commercial wallcovering businesses.

	Year Ended November 30,
	2012	2011
	(Dollars in millions)
Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$343.2	$399.3
Specialty Chemicals	521.3	552.6
Total Performance Chemicals	$864.5	$951.9

Engineered Surfaces
Coated Fabrics	$117.0	$114.3
Laminates and Performance Films	144.0	134.9
Total Engineered Surfaces	261.0	249.2
Consolidated Net Sales	$1,125.5	$1,201.1

Segment Gross Profit:
Performance Chemicals	$177.2	$175.2
Engineered Surfaces	50.0	43.4
Consolidated Gross Profit	$227.2	$218.6

Segment Operating Profit (Loss):
Performance Chemicals	$89.6	$86.5
Engineered Surfaces	3.8	(1.3)
Interest expense	(36.5)	(38.0)
Corporate expense	(20.0)	(13.8)
Write-off of deferred financing fees	—	(1.0)
Acquisition and integration related expenses	—	(2.3)
Consolidated income from continuing operations before income tax	$36.9	$30.1

 Performance Chemicals

Performance Chemicals' net sales decreased $87.4 million to $864.5 million during 2012 compared to $951.9 million during 2011. The decrease was primarily due to reduced volumes of $66.1 million, or 6.9%, lower customer pricing of $4.4 million, or 0.5%, as raw material costs decreased and unfavorable foreign currency translation effects of $16.9 million. Net sales for the Paper and Carpet Chemicals product line decreased $56.1 million to $343.2 million during 2012 compared to $399.3 million during 2011 driven by lower volumes in both markets and lower pricing. Net sales for the Specialty Chemicals product line decreased $31.3 million to $521.3 million during 2012 compared to $552.6 million during 2011 driven by a decline in volumes and unfavorable foreign currency translation, partially offset by increased sales in oil and gas drilling chemicals and tape adhesives and improved pricing.

Performance Chemicals' gross profit was $177.2 million with a gross profit margin of 20.5% in 2012 compared to $175.2 million with a gross profit margin of 18.4% in 2011. The improvement in gross profit margin in 2012 was primarily due to better sales mix and lower raw material costs, which were partially offset by lower pricing and decreased volumes. Raw material costs decreased $20.6 million during 2012.

This segment generated an operating profit of $89.6 million in 2012 compared to $86.5 million in 2011. The increase in segment operating profit was primarily due to lower raw material costs, partially offset by lower volumes and lower pricing. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for 2011 include $2.7 million due to a one-time fair value adjustment for ELIOKEM inventory, a trade receivable allowance charge of $0.9 million and workforce reduction costs for ELIOKEM of $1.1 million.

Engineered Surfaces

Engineered Surfaces' net sales increased $11.8 million, or 4.7%, to $261.0 million in 2012 from $249.2 million in 2011 primarily due to increased volumes of $5.7 million, or 2.3%, positive pricing actions of $5.2 million, or 2.1%, and favorable foreign currency translation effects of $0.9 million. Coated Fabrics net sales increased to $117.0 million in 2012, compared to $114.3 million in 2011 as sales improved in the contract upholstery, transportation and marine markets. Net sales for the Laminates and Performance Films product lines improved to $144.0 million during 2012, compared to $134.9 million million during 2011. Laminates product line sales increased $15.3 million as sales improved in most markets while the Performance Films product line sales declined $6.2 million on weakness in pool liner, medical and films applications.

Engineered Surfaces' gross profit was $50.0 million with a gross profit margin of 19.2% during 2012, compared to $43.4 million and a gross profit margin of 17.4% in 2011. The improvement in 2012 was primarily due to increased volumes and positive pricing actions.

Segment operating profit was $3.8 million for 2012 compared to a loss of $1.3 million for 2011. The improvement was primarily due to positive pricing actions, higher volumes and lower raw material costs, partially offset by higher manufacturing and selling expenses. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for 2012 include workforce reduction costs of $1.0 million, non-cash asset impairment charges of $1.0 million and net charges relating to a non-product claim against the Company of $0.5 million (see Item 3 Legal Proceedings). Those items for 2011 include asset impairment charges of $3.1 million, workforce reduction costs of $0.5 million, plant closure costs of $0.5 million, a tax indemnification charge of $0.2 million and a pension curtailment charge of $0.1 million. Excluding these items, operating profit improved to $6.3 million in 2012 as compared to $3.1 million in 2011.

In November 2011, the Company committed to a plan to exit its North American wallcovering business and move production of its Columbus, Mississippi coated fabrics business to other facilities and accordingly, recognized an impairment charge on machinery and equipment of $0.7 million. The impairment was caused by the transfer of certain products to other Company facilities to better meet customer demand. In the fourth quarter of 2012, the Company recognized an additional impairment charge of $0.8 million relating to the Columbus, Mississippi facility as a result of weaker real estate market values. The assets were written down to their estimated fair value using a cost approach.

 Interest and Corporate

Interest expense was $36.5 million and $38.0 million for 2012 and 2011, respectively. The decrease of $1.5 million is due to the completed amortization of an interest rate swap agreement in the second quarter of 2012 and slightly lower pricing for the Term Loan.

Corporate expenses were $20.0 million in 2012 compared to $13.8 million in 2011. The increase is primarily due to increased staffing and employment costs, information technology enhancements and outside services.

Results of Operations of 2011 Compared to 2010

The Company’s net sales in 2011 were $1,201.1 million compared to $781.7 million in 2010. The sales improvement was driven by $337.4 million of net sales from ELIOKEM while legacy net sales increased $82.0 million. Excluding the ELIOKEM sales, the Company’s Performance Chemicals business segment revenue increased by 16.4% and the Engineered Surfaces business segment revenue decreased 1.8%. Contributing to the sales increase in 2011 were increased pricing of $120.8 million and favorable foreign exchange translation of $8.7 million, partially offset by lower volumes of $47.6 million.

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

Selling, general and administrative expenses in 2011 were $108.6 million, or 9.0% of sales, compared to $77.6 million, or 9.9% of net sales in 2010. Included in selling, general and administrative expense in 2011 is a charge of $2.6 million relating to an allowance on trade receivables of a customer who filed bankruptcy in September 2011. On January 12, 2012, the Company entered into a new supply agreement with this customer. As part of the agreement, which was approved by the bankruptcy court, the customer agreed to pay $7.25 million of the $8.125 million pre-petition account receivable balance. The Company reversed $1.7 million of the above trade receivable allowance charge in the fourth quarter of 2011. Excluding the net charge for the trade receivable allowance, the increase was due primarily to the addition of ELIOKEM, while the decline as a percentage of sales was due to the higher sales and the Company’s focused ongoing effort to control costs and leverage selling, general and administrative costs across its global operations.

Interest expense was $38.0 million for 2011, compared to $8.7 million in 2010. The increase is due primarily to higher borrowing levels and an increase in interest rates from the Company’s refinancing activities in 2010 to facilitate the ELIOKEM acquisition (see “Debt” for a further discussion). The effective interest rate on the Company’s debt was 6.9% and 4.9% for 2011 and 2010, respectively. Total debt at November 30, 2011 was $455.6 million, compared to $394.2 million at November 30, 2010.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes. The Company’s commercial wallcovering businesses, which have historically been included in the Engineered Surfaces segment have been reclassified to discontinued operations due to the sale of those businesses and, as such, the following discussion does not include results of operations for the commercial wallcovering businesses.

	Year Ended November 30,
	2011	2010
	(Dollars in millions)
Segment Sales:
Performance Chemicals
Paper and Carpet Chemicals	$399.3	$330.1
Specialty Chemicals	552.6	197.8
Total Performance Chemicals	$951.9	$527.9

Engineered Surfaces
Coated Fabrics	$114.3	$118.7
Laminates and Performance Films	134.9	135.1
Total Engineered Surfaces	249.2	253.8
Consolidated Net Sales	$1,201.1	$781.7

Segment Gross Profit:
Performance Chemicals	$175.2	$104.4
Engineered Surfaces	43.4	42.0
Consolidated Gross Profit	$218.6	$146.4

Segment Operating Profit (Loss):
Performance Chemicals	$86.5	$73.3
Engineered Surfaces	(1.3)	(3.2)
Interest expense	(38.0)	(8.7)
Corporate expense	(13.8)	(22.6)
Deferred financing fees write-off	(1.0)	—
Acquisition and integration related expenses	(2.3)	(5.5)
Consolidated income from continuing operations before income tax	$30.1	$33.3

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

This segment generated an operating profit of $86.5 million in 2011 compared to $73.3 million in 2010. ELIOKEM provided operating profit of $33.6 million in 2011. Excluding ELIOKEM, the operating profit would have been $52.9 million. Included in the operating profit for 2010 is the gain of $9.7 million for the dissolution of the RohmNova joint venture in the second quarter of 2010. Excluding this gain, operating profit would have been $63.6 million for 2010. The decrease in operating profit from $63.6 million to $52.9 million was due primarily to higher raw material costs of $107.0 million, which were partially offset by higher pricing of $104.0 million. Also contributing to the decrease in segment operating profit was $7.6 million of margin related to lower volumes, which was partially offset by $2.1 million of lower manufacturing cost, SG&A and other expense. Additionally, this segment recorded LIFO expense of $4.3 million in 2011 compared to LIFO expense of $2.8 million in 2010. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for 2011 include the trade receivable allowance charge of $0.9 million, $2.7 million due to a one-time fair value charge for ELIOKEM, inventory and workforce reduction costs for ELIOKEM of $1.1 million. Those items for 2010 include workforce reduction costs of $0.4 million and a defined benefit pension plan curtailment charge of $0.1 million.

Engineered Surfaces

Engineered Surfaces’ net sales decreased $4.6 million to $249.2 million in 2011 from $253.8 million in 2010 primarily due to lower volumes of $28.8 million, partially offset by higher pricing of $16.8 million and currency translation effects of $7.4 million. Coated Fabrics net sales were $114.3 million in 2011 compared to $118.7 million in 2010. The decrease was due primarily to lower volumes in China. Net sales for the Laminates and Performance Films product line decreased slightly to $134.9 million during 2011 compared to $135.1 million during 2010.

Engineered Surfaces’ gross profit was $43.4 million with a gross profit margin of 17.4% during 2011 compared to $42.0 million and a gross profit margin of 16.5% in 2010. Included in 2010 are strike-related costs of $1.4 million. Higher raw material costs of $13.7 million were offset by price increases of $16.8 million.

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

In November 2011, the Company committed to a plan to exit its North American wallcovering business and move production of its Columbus, Mississippi coated fabrics business to other facilities and accordingly, recognized an impairment charge on machinery and equipment of $0.7 million. Included in the operating loss for 2010 are several charges related to the coated fabrics business in the Columbus, Mississippi facility including a non-cash asset impairment charge of $2.7 million for the write-down of machinery and equipment to fair value, strike-related costs of $2.4 million and a non-cash pension plan curtailment charge of $1.4 million. The impairment was caused by the transfer of certain products to other Company facilities to better meet customer demand. The assets were written down to their estimated fair value using a cost approach. Excluding the above items, segment operating profit would have been $1.8 million in 2011 compared to an operating profit of $3.3 million in 2010. The decrease in segment operating profit was due primarily to margin related to lower volumes of $5.1 million, higher raw material costs of $13.7 million, higher manufacturing, overhead and other costs of $1.5 million and foreign exchange transaction losses of $0.6 million, partially offset by higher pricing of $16.8 million. Additionally, this segment recorded a LIFO inventory income adjustment of $0.5 million in 2011 compared to a LIFO charge of $0.1 million in 2010. Segment operating profit also includes other items which management excludes when evaluating the results of the Company’s segments. Those items for 2011 include facility closure costs of $0.6 million, workforce reduction costs of $0.5 million, a tax indemnification charge of $0.2 million, and a pension curtailment charge of $0.1 million, and for 2010 included a foreign import duty claim of $0.3 million, a reversal of an indemnification receivable of $0.3 million, legal settlement expense of $0.3 million and workforce reduction costs of $0.2 million.

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

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	2012	2011	2010
	(Dollars in millions)
Cash provided by operating activities	$65.3	$15.7	$51.3
Cash used in investing activities	$(20.1)	$(42.1)	$(259.8)
Cash (used in) provided by in financing activities	$(2.9)	$39.3	$250.3
Increase in cash and cash equivalents	$44.1	$27.7	$40.0

Cash provided by operating activities was $65.3 million in 2012 compared to $15.7 million in 2011 and $51.3 million in 2010. The increase in 2012 is primarily due to improvements in net income and in working capital, partially offset by higher contributions to the Company's U.S. defined benefit pension plan. Cash provided by operations decreased in 2011 primarily due to lower net income and an increase in funds used for working capital compared to 2010 primarily due to the acquired ELIOKEM businesses and an increase in accounts receivable and inventory as a result of higher sales and raw material costs. Days sales outstanding was 45.8 days in 2012, 47.9 days in 2011 and 50.1 days in 2010. The improvement in days sales outstanding in 2012 and 2011 was primarily due to improved collection efforts.

Cash used in investing activities was $20.1 million in 2012, compared to $42.1 million in 2011 and $259.8 million in 2010. Included in 2012 are capital expenditures of $32.8 million partially offset by cash received from the sale of the Company's wallcovering businesses. Included in 2011 is the cash paid for the ELIOKEM acquisition of $301.7 million, less cash acquired in the businesses of $30.1 million. Also included in 2011 was the use of $253.2 million of restricted cash, which primarily consisted of $250.0 million in proceeds from the issuance of the outstanding notes and certain debt issuance fees, which was placed in an escrow account in November 2010 until the completion of the ELIOKEM acquisition and refinancing of OMNOVA’s existing debt on December 9, 2010. Included in 2010 were proceeds of $9.7 million from the dissolution of a joint venture marketing alliance and the acquisition of certain intangibles for $2.5 million. Additionally, OMNOVA incurred $32.8 million, $24.1 million and $13.7 million of capital expenditures in 2012, 2011 and 2010, respectively. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects capital expenditures to be between approximately $30.0 million and $35.0 million during 2013. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations.

Cash used for financing activities was $2.9 million in 2012, due primarily to debt payments of $3.6 million and an increase in a compensating cash balance account of $1.3 million, partially offset by cash received from the exercise of the Company's employee stock options of $2.0 million. Cash provided by financing activities in 2011 was $39.3 million due primarily to the refinancing and increase of the existing term loan from $140.9 million to $200 million. Cash provided from financing activities in 2010 and early 2011 was used to complete the ELIOKEM acquisition. Cash provided by financing activities in 2010 of $250.3 million was due primarily to the issuance of the $250 million Senior Notes. Total debt was $453.6 million as of November 30, 2012, which includes outstanding senior notes of $250.0 million, $196.0 million for the term loan and $7.6 million of foreign debt, compared to $457.3 million as of November 30, 2011. OMNOVA’s cash balance of $143.0 million at November 30, 2012 consists of $98.8 million in the U.S., $26.2 million in Europe and $18.0 million in Asia. OMNOVA is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its capital requirements for at least the next twelve months.

Debt - Information regarding the Company's debt is disclosed in Note O to the Company's consolidated financial statements.

Contractual Obligations

	Payments Due By Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
	(Dollars in millions)
Long-term debt and amounts due banks	$453.6	$9.6	$4.0	$190.0	$250.0
Interest payments on long-term debt(1)	165.6	30.4	60.5	55.0	19.7
Operating leases	40.3	4.9	7.3	4.3	23.8
Purchase obligations	4.9	4.9	—	—	—
Pension funding obligations(2)	51.1	14.9	17.6	13.4	5.2
Other long-term liabilities	12.4	—	3.0	3.0	6.4
Total	$727.9	$64.7	$92.4	$265.7	$305.1

(1)	Based on outstanding debt balances as of November 30, 2012 and estimated interest rates. As those are based on estimates, actual future payments may be different.

(2)	Payments are based on Company estimates and current funding laws. Actual results may be different.

Significant Accounting Policies and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2012, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, litigation, environmental reserves, pensions and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

A)    Revenue Recognition

The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) an established sales price has been set with the customer; 4) collection of the sale revenue from the customer is reasonably assured; and 5) no contingencies exist. Delivery is considered to have occurred when the customer assumes the risk and rewards of ownership. The Company estimates and records provisions for quantity rebates and sales returns and allowances as an offset to revenue in the same period the related revenue is recognized, based upon its experience. These items are included as a reduction in deriving net sales.

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors and to reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $2.2 million and $3.6 million at November 30, 2012 and 2011, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or material preferences could impact the carrying value of the Company’s inventory and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Engineered Surfaces segment, was $10.7 million at November 30, 2012 and $12.4 million at November 30, 2011.

D)    Litigation and Environmental Reserves

From time to time, the Company is subject to claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters. The Company provides a reserve for such matters when it concludes a material loss is probable and the amount can be estimated. Costs related to environmental compliance are also accrued when it is probable a loss has been incurred and the amount of loss can be estimated.

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

The Company recorded pension expense of $4.1 million in 2012 and $3.4 million in 2011. Pension expense is calculated using the discount rate to discount plan liabilities at the prior year measurement date. Discount rates of 5.52% and 5.83% were used to calculate the pension expense in 2012 and 2011, respectively. The Company anticipates 2013 expense to be approximately $4.1 million with a discount rate of 4.14%. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by less than $0.1 million. Cash contributions to the pension plans were $18.7 million in 2012 and $3.1 million in 2011. The higher contributions in 2012 are due to a voluntary contribution made by the Company to its U.S. defined benefit plan and higher required funding resulting from the Pension Protection Act of 2006. Future pension benefits for U.S. Plan members are frozen and fully vested. Therefore, there is no future service benefit accrual for the Company’s U.S. defined benefit plan.

The Company determined the discount rate used to discount the plan liabilities at the plan’s measurement date, which was November 30, 2012. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates, as well as the net effect of other changes in actuarial assumptions and experience, have been recognized in Accumulated Other Comprehensive Loss. The Company determined the discount rate used to measure defined benefit pension plan obligations as of November 30, 2012 should be 4.14% compared to 5.52% in 2011.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 7.75% and 8.0% for plan years 2012 and 2011, respectively. The measurement dates of November 30, 2012 and 2011 were used to determine these rates. A 25 basis point change in the assumed rate of return for assets would increase or decrease the assets by approximately $0.5 million and would increase or decrease pension expense by approximately $0.5 million. Pension plan assets are measured at fair value on the measurement date.

Based on current estimates of pension asset performance, interest rate discount rate assumptions and the Company's prior years credit balance carryforwards, the Company anticipates it will be required under the Pension Protection Act of 2006 (“PPA-2006”), to make a cash contribution to its U.S. pension plan of approximately $14.0 million in 2013. The Company, under rules of the PPA-2006, has elected the fifteen year amortization schedule for the period beginning with the 2009 plan year.

Factors that could alter future cash requirements and timing of any such cash equivalents are:

•	Investment returns which differ materially from the Company’s 7.75% return assumption for 2013.

•	Significant changes in interest rates, affecting the discount rate.

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

As of November 30, 2012, the Company had approximately $104.9 million of net deferred tax assets primarily related to federal and state domestic loss carryforwards and $52.5 million of net deferred tax liabilities primarily related to intangible assets and fixed asset depreciation differences.

For the year ended November 30, 2012, the Company considered the positive and negative evidence as required by ASC 740 "Income Taxes,” and concluded that it is more likely than not that the Company will realize the benefit from the U.S. deferred tax assets due to a preponderance of positive evidence, which includes a three year U.S. cumulative income position, increased predictability over future taxable income and future taxable income from the reversal of deferred tax assets and liabilities in future years. However, because of Net Operating Loss Carryforwards ("NOLC’s"), the Company does not expect to incur significant cash payments for U.S. taxes over the next several years.

The Company has not provided deferred tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as these undistributed earnings are treated by the Company as being permanently reinvested. To the extent that foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes are not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy. As of November 30, 2012, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $64.9 million for which no deferred tax liability has been provided.

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

The Company’s accounting policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expense. For the year 2012, the Company recognized an income tax expense related to interest and penalties of $0.4 million.

G)    Share-Based Employee Compensation

The Company uses the fair value method of recording share-based payments, based on the grant date fair value.

While the Company regularly evaluates the use of share-based payments, its practice has been to issue fewer stock options than have been issued in the past, utilizing other forms of incentives such as restricted stock, which are required to be expensed using the fair value method. See Note R to the Company’s Consolidated Financial Statements for a further discussion of share-based payments.

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

I)     Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually as of September 1 and whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. The first step identifies potential impairments by comparing the estimated fair value of a reporting unit with its carrying value. Fair value is typically estimated using a market approach method or a discounted cash flow analysis, which requires the Company to estimate future cash flows anticipated to be generated by the reporting unit as well as a discount rate to measure the present value of the anticipated cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the estimated fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment charge is recognized.

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

Finite lived intangible assets, such as customer lists, patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with finite lives are amortized over their estimated useful lives with periods ranging from 3 to 30 years. Accumulated amortization of finite lived intangible assets at November 30, 2012 and 2011 was $32.8 million and $26.8 million, respectively.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2012 reflects reserves for environmental remediation efforts of $0.6 million.

Capital expenditures for projects related to environmental matters were $1.1 million in 2012, $1.5 million in 2011 and $0.3 million in 2010. During 2012, non-capital expenditures for environmental compliance and protection totaled $9.4 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $8.2 million and $5.7 million in years 2011 and 2010, respectively. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with 2012 expenditure levels.

New Accounting Pronouncements—New accounting pronouncements impacting the Company are disclosed in Note A to the Company’s consolidated financial statements.

Forward Looking Statements

This Annual Report includes forward looking statements as defined by federal securities laws. Please refer to Item 1A. Risk Factors, beginning on page 6 of this Report which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note O to the Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $196.0 million as of November 30, 2012. Non-domestic borrowings with banks were $7.6 million as of November 30, 2012. The weighted average effective interest rate of the Company’s outstanding debt was 6.9% as of November 30, 2012. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has accumulated currency translation losses of $2.2 million as of November 30, 2012, which is included in accumulated other comprehensive loss.

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

Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2012.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OMNOVA Solutions Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report titled “Management’s Assessment of Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, OMNOVA Solutions Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2012 and our report dated January 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
January 25, 2013

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

January 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
January 25, 2013

OMNOVA SOLUTIONS INC.
 Consolidated Statements of Operations

	Years Ended November 30,
	2012	2011	2010
	(Dollars in millions, except per share data)
Net Sales	$1,125.5	$1,201.1	$781.7
Cost of products sold (exclusive of depreciation)	898.3	982.5	635.3
Gross profit	227.2	218.6	146.4
Selling, general and administrative	121.2	108.6	77.6
Depreciation and amortization	32.0	33.5	18.7
Asset impairment	1.0	3.1	2.7
Restructuring and severance	1.0	1.6	.5
Interest expense	36.5	38.0	8.7
Deferred financing fees write-off	—	1.0	—
Acquisition and integration related expenses	—	2.3	5.5
Other (income) expense, net	(1.4)	.4	(.6)
	190.3	188.5	113.1
Income from continuing operations before income taxes	36.9	30.1	33.3
Income tax expense (benefit)	11.2	13.4	(83.9)
Income from continuing operations	25.7	16.7	117.2
Discontinued Operations:
Loss from discontinued operations (net of tax benefit of $0.9 million, $3.8 million and $5.5 million in 2012, 2011 and 2010, respectively)	(4.1)	(19.5)	(9.3)
Gain on sale of discontinued operations (net of tax of $3.9 million)	6.0	—	—
Income (loss) from discontinued operations	$1.9	$(19.5)	$(9.3)
Net Income (Loss)	$27.6	$(2.8)	$107.9
Income Per Share—Basic
Income per share—continuing operations	$.56	$.37	$2.63
Income (loss) per share—discontinued operations	.05	(.43)	(.21)
Basic income (loss) per share	$.61	$(.06)	$2.42
Income Per Share—Diluted
Income per share—continuing operations	$.56	$.37	$2.61
Loss per share—discontinued operations	.04	(.43)	(.21)
Diluted income (loss) per share	$.60	$(.06)	$2.40

Weighted average shares outstanding - Basic	45.6	44.8	44.6
Weighted average shares outstanding - Diluted	46.0	45.2	45.0

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
 Consolidated Balance Sheets

	November 30,
	2012	2011
	(Dollars in millions, except per share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$143.0	$98.9
Restricted cash	5.5	4.2
Accounts receivable, net	137.3	163.2
Inventories	96.2	84.5
Prepaid expenses and other	7.6	3.9
Deferred income taxes—current	10.7	6.5
Assets held for sale—current	—	16.6
Total Current Assets	400.3	377.8
Property, plant and equipment, net	222.8	220.8
Trademarks and other intangible assets, net	79.6	87.5
Goodwill	86.7	88.0
Deferred income taxes—non-current	65.7	69.1
Deferred financing fees	11.3	13.6
Other assets	7.3	8.3
Total Assets	$873.7	$865.1
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$9.6	$11.3
Accounts payable	102.8	106.4
Accrued payroll and personal property taxes	21.8	18.9
Employee benefit obligations	2.1	2.2
Deferred income taxes—current	—	.1
Accrued interest	1.8	1.8
Other current liabilities	7.4	7.3
Liabilities held for sale—current	—	8.5
Total Current Liabilities	145.5	156.5
Senior notes	250.0	250.0
Long-term debt	192.6	194.3
Post-retirement benefits other than pensions	7.7	7.8
Pension liabilities	111.4	91.5
Deferred income taxes—non-current	23.9	28.3
Other liabilities	12.4	15.0
Total liabilities	743.5	743.4
Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 47.5 million and 46.1 million shares issued as of November 30, 2012 and 2011, respectively	4.7	4.6
Additional contributed capital	331.8	324.9
Retained deficit	(87.2)	(114.8)
Treasury stock at cost; .6 million shares and .4 million shares at November 30, 2012 and 2011, respectively	(4.4)	(2.7)
Accumulated other comprehensive loss	(114.7)	(90.3)
Total Shareholders’ Equity	130.2	121.7
Total Liabilities and Shareholders’ Equity	$873.7	$865.1

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Shareholders’ Equity
for the Years Ended November 30, 2012, 2011 and 2010

(Dollars and shares in millions)	Number of Common Shares Outstanding	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
2010
Balance November 30, 2009	44.5	$4.4	$314.1	$(219.9)	$(.4)	$(83.1)	$15.1
Net income				107.9			107.9	$107.9
Cumulative translation adjustment						1.4	1.4	1.4
Unrecognized gain on interest rate swap (net of tax of $0.3 million)						.4	.4	.4
Defined benefit plans:
Prior service credits (net of tax of $0.6 million)						1.0	1.0	1.0
Net actuarial loss (net of tax of $(3.4) million)						(5.5)	(5.5)	(5.5)
Total comprehensive income								$105.2
Common stock issuance	.6	.1	3.9		(.9)		3.1
Balance November 30, 2010	45.1	$4.5	$318.0	$(112.0)	$(1.3)	$(85.8)	$123.4
2011
Net loss				(2.8)			(2.8)	$(2.8)
Cumulative translation adjustment						2.1	2.1	2.1
Amortization of unrecognized loss on interest rate swap (net of tax of $1.0 million)						1.6	1.6	1.6
Defined benefit plans:
Net actuarial loss (net of tax benefit of $(5.1) million)						(6.5)	(6.5)	(6.5)
Total comprehensive loss								$(5.6)
Common stock issuance	.6	.1	6.9		(1.4)		5.6
Net actuarial loss of acquired business						(1.7)	(1.7)
Balance November 30, 2011	45.7	$4.6	$324.9	$(114.8)	$(2.7)	$(90.3)	$121.7
2012
Net income				27.6			27.6	$27.6
Cumulative translation adjustment (net of tax benefit of ($0.5) million)						(4.3)	(4.3)	(4.3)
Amortization of unrecognized loss on interest rate swap (including tax of $1.3 million)						2.6	2.6	2.6
Defined benefit plans:
Prior service cost (net of tax benefit of $0.9 million)						.6	.6	.6
Net actuarial loss (net of tax benefit of $14.5 million)						(23.3)	(23.3)	(23.3)
Total comprehensive income								$3.2
Common stock issuance	1.2	.1	6.9		(1.7)		5.3
Balance November 30, 2012	46.9	$4.7	$331.8	$(87.2)	$(4.4)	$(114.7)	$130.2

 See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows

	Years Ended November 30,
	2012	2011	2010
	(Dollars in millions)
Operating Activities
Net income (loss)	$27.6	$(2.8)	$107.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposal of fixed assets	—	1.2	—
Depreciation and amortization	32.0	33.5	18.7
Amortization of deferred financing fees	2.7	2.7	.7
Gain on sale of business	(9.9)	—	—
Gain from dissolution of joint marketing alliance	—	—	(9.7)
Impairment of fixed assets	1.0	3.1	2.7
Fair value adjustment on currency collar	—	—	9.2
Settlement of interest rate swap	—	—	4.3
Non-cash stock compensation expense	4.5	3.4	3.5
Provision for uncollectible accounts	.6	1.8	.1
Provision for obsolete inventories	—	2.6	.1
Deferred income taxes	8.6	10.7	(83.3)
Other	.6	.2	(.4)
Changes in operating assets and liabilities:
Accounts receivable	31.7	(39.7)	(1.6)
Inventories	(15.6)	(7.6)	(6.3)
Other current assets	(.4)	(4.5)	(.9)
Current liabilities	(14.0)	8.8	2.1
Other non-current assets	2.5	(19.1)	.3
Contribution to defined benefit plan	(18.7)	(2.8)	(5.1)
Other non-current liabilities	5.7	6.6	—
Discontinued operations	6.4	17.6	9.0
Net Cash Provided By Operating Activities	65.3	15.7	51.3
Investing Activities
Capital expenditures	(32.8)	(24.1)	(13.7)
Proceeds from sale of businesses	12.4	—	—
Acquisitions of business, less cash acquired	—	(271.6)	—
Acquisition of intangible assets	—	—	(2.5)
Proceeds from dissolution of joint marketing alliance	—	—	9.7
Proceeds from insurance settlements	—	—	.4
Proceeds from asset dispositions	.3	1.0	.5
Restricted cash	—	253.2	(253.1)
Discontinued operations	—	(.6)	(1.1)
Net Cash Used By Investing Activities	(20.1)	(42.1)	(259.8)
Financing Activities
Proceeds from borrowings	—	199.2	662.1
Repayment of debt obligations	(2.0)	(144.0)	(413.6)
Short-term debt borrowings	43.8	96.5	1.5
Short-term debt payments	(45.4)	(95.1)	—
Payments for debt refinancing	—	(15.5)	—
Restricted cash	(1.3)	(4.2)	—
Cash received from exercise of stock options	2.0	2.4	.3
Net Cash (Used In) Provided By Financing Activities	(2.9)	39.3	250.3
Effect of exchange rate changes on cash	1.8	14.8	(1.8)
Net Increase in Cash and Cash Equivalents	44.1	27.7	40.0
Cash and cash equivalents at beginning of period	98.9	71.2	31.2
Cash and Cash Equivalents at End of Period	$143.0	$98.9	$71.2
 See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A—Description of Business and Significant Accounting Policies

Description of Business—OMNOVA Solutions Inc. (“OMNOVA” or the “Company”) is an innovator of emulsion polymers, specialty chemicals and decorative and functional surfaces for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands and long-standing customer relationships. We utilize 22 strategically located manufacturing, technical and other facilities in North America, Europe and Asia to service our broad customer base. OMNOVA operates two business segments: Performance Chemicals and Engineered Surfaces.

Performance Chemicals—The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene, styrene butadiene acrylonitrile, styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, phenolic and diphenylamine antioxidants, hollow plastic pigment, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products are tailored for resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper, specialty coatings, carpet, nonwovens, construction, oil/gas drilling and recovery, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers and various other specialty applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance.

The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper and carpet industries. Paper coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), construction, oil/gas drilling and recovery, adhesives, tape, tire cord, floor care textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers, and various other specialty applications. .

Engineered Surfaces—The Engineered Surfaces segment (formerly the Decorative Products segment) develops, designs, produces and markets a broad line of decorative and functional surfacing products, including coated fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring, ceiling tile and furnishings, transportation markets including school busses and mass transit vehicles, marine and automotive, health care, manufactured housing and recreational vehicles and a variety of performance films applications.

The Engineered Surfaces segment consists of two product lines. The Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets; marine and transportation seating; commercial and residential furniture; and automotive soft tops. The Laminates and Performance Films product line applications include kitchen and bath cabinets; manufactured housing and recreational vehicle interiors; flooring; commercial and residential furniture; retail display fixtures; home furnishing; commercial appliances; and a variety of industrial film applications.

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided in the fourth quarter of 2011 to exit the commercial wallcovering business. Assets held for sale are disclosed separately on the balance sheet. The results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented (see Note C).

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

Revenue Recognition—The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) an established sales price has been set with the customer; 4) collection of the sale revenue from the customer is reasonably assured; and 5) no contingencies exist. Delivery is considered to have occurred when the customer assumes the risk and rewards of ownership. The Company estimates and records provisions for quantity rebates and sales returns and allowances as an offset to revenue in the same period the related revenue is recognized, based upon its experience. These items are included as a reduction in deriving net sales.

Freight Costs—The Company reflects the cost of shipping its products to customers as cost of products sold. Customer reimbursements for freight are recognized as an offset in cost of products sold and are not significant.

Environmental Costs—The Company charges to cost of products sold costs associated with managing hazardous substances and pollution in ongoing operations as incurred. The Company accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount is estimable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Research and Development Expense—Research and development costs, which were $11.5 million in 2012, $10.7 million in 2011 and $8.8 million in 2010, are charged to expense as incurred.

Advertising Costs—Advertising costs are expensed when incurred. Advertising expense was $0.7 million, $0.5 million and $0.4 million in 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Restricted Cash—Cash which is restricted as to withdrawal or usage, is recognized as restricted cash. At November 30, 2012 and 2011, restricted cash consists of amounts which are used as compensating deposits against certain foreign borrowings.

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

Concentrations of Credit Risk—Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company as and when they become due. The primary credit risk for the Company is its accounts and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company’s products. There was no single customer who represented more than 10% of the Company’s net sales in 2012 or outstanding net trade receivables at November 30, 2012 or 2011.

Foreign Currency Risk—The Company incurs foreign currency risk on sales and purchases denominated in other currencies than the functional currency. The currencies giving rise to this risk are primarily the GB Pound Sterling, the Euro, Thai Baht, Chinese Yuan and Indian Rupee. Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales denominated in U.S. dollars. Risk to the Euro is limited due to natural cash flows netting. Risk to the GB Pound Sterling is immaterial due to the limited amount of transactions denominated in this currency.

Derivative Instruments—The Company uses, from time to time, certain derivative instruments to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company recognizes derivative instruments as either an asset or a liability at their respective fair value. On the date a derivative contract is entered into, the Company may elect to designate the derivative as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Company does not use fair value or net investment hedges. For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income (loss). Amounts in Accumulated Other Comprehensive Income (loss) are recognized in earnings when the underlying hedged transaction affects earnings. Ineffectiveness is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative and the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item or management determines that designation of the derivative as a hedging instrument is no longer appropriate and any prospective gains or losses on the derivative would be recognized in earnings.

Foreign currency exchange contracts are occasionally used by the Company to manage risks from the change in exchange rates on cash payments between the Company's foreign subsidiaries. Additionally, the Company’s Thailand subsidiary uses foreign currency exchange contracts to manage risks from the change in exchange rate of the Thai Baht on sales made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging limits the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts, translated at current rates, was assets of $12.8 million and liabilities of $8.6 million as of November 30, 2012. As of November 30, 2012, the fair value of forward contracts was less than $0.1 million and was recorded as other current assets. These contracts are not designated as hedging instruments and changes in the fair value of these instruments are recognized in earnings immediately.

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

Accounts Receivable Allowance—The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors and to reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $2.2 million and $3.6 million at November 30, 2012 and 2011, respectively.

The Company does not charge interest to its customers on past due accounts receivable.

Inventories—Inventories are stated at the lower of cost or market on a consistent basis. All U.S. based inventory, which represents 52.2% of the total inventory, is valued using the last-in, first-out (“LIFO”) method. The Company believes the LIFO method results in a better matching of costs and revenues. The remaining portions of inventories, which are located outside of the U.S., are valued using the first-in, first-out (“FIFO”) or an average cost method, which is used primarily for Performance Chemicals inventories. Inventory costs include direct overhead, freight and duty for purchased products.

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or material preferences could impact the carrying value of the Company’s inventory and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Engineered Surfaces segment, was $10.7 million and $12.4 million at November 30, 2012 and 2011, respectively.

Litigation and Environmental Reserves—From time to time, the Company is subject to claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental and other matters. The Company provides a reserve for such matters when it concludes a material loss is probable and the amount can be estimated. Costs related to environmental compliance are also accrued when it is probable a loss has been incurred and the amount of loss can be estimated.

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

All of the Company’s long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized based on the difference between the estimated fair value of the asset or asset group and its carrying value. Impairment losses for continuing operations of $1.0 million, $3.1 million and $2.7 million were recognized in 2012, 2011 and 2010, respectively.

When specific actions to dispose of an asset or group of assets meet certain criteria under Accounting Standards Codification ("ASC") 360, “Property, Plant and Equipment” the underlying assets and liabilities are adjusted to the lesser of carrying value or fair value and reclassified into a “held for sale” category in the consolidated balance sheet.

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

Pension and Other Post-retirement Plans—We account for our pensions and other post-retirement benefits by (1) recognizing the funded status of the benefit plans in our statement of financial position, (2) recognizing, as a component of other comprehensive income or net periodic benefit cost, the gains or losses and prior service costs or credits that arise during the period, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of prior service costs or credits and transition assets or obligations.

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

Foreign Currency Translation—The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates each month during the year. The resulting translation gains and losses on assets and liabilities are recorded in Accumulated Other Comprehensive Income (loss), and are excluded from net income until realized through sale or liquidation of the investment.

Gains or losses relating to foreign currency transactions are included in Other expense (income), net in the consolidated statement of operations and consisted of expense of $0.2 million, $2.9 million and $0.2 million in 2012, 2011 and 2010, respectively.

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

The Company has not provided deferred tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as these undistributed earnings are treated by the Company as being permanently reinvested. To the extent that foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes are not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy. As of November 30, 2012, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $64.9 million for which no deferred tax liability has been provided.

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

Earnings Per Share—The Company uses the two-class method for computing earnings per share where participating securities are included in the computation of earnings per share. Participating securities include unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or not. Certain of the Company’s unvested restricted shares contain rights to receive nonforfeitable dividends and are considered participating securities. The Company had weighted-average participating securities outstanding of 0.2 million, 0.6 million and 1.2 million in 2012, 2011 and 2010, respectively.

Subsequent Events—The Company has evaluated all subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission. There were no other material events or transactions occurring during this subsequent event period which requires recognition or disclosure in the financial statements.

Accounting Standards Adopted in 2012

In December 2010, the Financial Accounting Standards Board ("FASB") FASB issued ASU 2010-29, “Business Combinations” which provides guidance on disclosure of supplementary pro forma information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The new guidance became effective for the Company December 1, 2011. The adoption of this ASU did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Accounting Standards Not Yet Adopted

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

In July 2012, the FASB issued ASU 2012-2, "Intangibles - Goodwill and Other" which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. ASU 2012-2 is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this ASU will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note B - Purchase Transaction

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

ELIOKEM manufactures specialty chemicals used in a diverse range of niche applications including coating resins, elastomeric modifiers, antioxidants, oilfield chemicals and latices for specialty applications. ELIOKEM was headquartered in Villejust, France which now serves as the regional headquarters for OMNOVA for Europe, the Middle East and India. As part of the acquisition, OMNOVA added former ELIOKEM facilities located in France, the United States, China and India. ELIOKEM’s operations are included in the Performance Chemicals segment.

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

During 2012, the Company continued to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company expects transition of production to be completed by the end of February 2013. The net cash flows expected to be received and paid by the Company relating to the manufacture of commercial wallcovering for J. Josephson during 2013 are not expected to be significant.

For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative shares of manufacturing volume produced in the Columbus, Mississippi facility. The Company transferred the production of certain coated fabrics products to other company facilities. The transfer was completed during January 2012.

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

Net sales of the discontinued businesses were $35.9 million, $70.2 million and $65.6 million for 2012, 2011 and 2010, respectively. Loss before income taxes for the discontinued businesses were $5.0 million, $23.3 million and $14.8 million for 2012, 2011 and 2010, respectively. The loss from discontinued operations includes long-lived asset impairment charges of $13.6 million and inventory write-downs of $2.9 million in 2011 and long-lived asset impairment charges of $3.5 million, strike-related costs of $3.1 million and a pension curtailment charge of $1.8 million in 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note D - Assets Held For Sale

As a result of the decision to exit the commercial wallcovering business, the assets and liabilities of the commercial wallcovering businesses that were to be sold were reflected as assets and liabilities held for sale at the end of 2011. Assets and liabilities held for sale were comprised of the following:

November 30,
(Dollars in millions)	2011
Cash	$2.8
Accounts receivable	7.1
Inventories, net	4.0
Other current assets	2.7
Assets held for sale—current	$16.6
Property, plant and equipment, net	$—
Assets held for sale—noncurrent	$—
Accounts payable	$6.6
Accrued payroll and personal property tax	1.1
Other current liabilities	.8
Liabilities held for sale—current	$8.5

As of November 30, 2011, the property, plant and equipment are recorded at the lower of carrying value or fair value (see Note F—Asset Impairment).

Note E—Restructuring and Severance

The following table is a summary of restructuring and severance charges for 2012, 2011 and 2010:

	2012	2011	2010
	(Dollars in millions)
Severance expense	$1.0	$1.6	$.5

During 2012, the Company recognized severance costs of $1.0 million in Engineered Surfaces of which $0.7 million has been paid in 2012 and the balance is expected to be paid in the first quarter of 2013. The severance costs were primarily related to the winding down of production at the Columbus, Mississippi facility.

During 2011, the Company recognized severance costs of $1.1 million in Performance Chemicals, $0.4 million in Engineered Surfaces and $0.1 million in Corporate, all related to workforce reduction actions affecting 28 employees. All payments were completed by the end of the second quarter of 2012.

During 2010, the Company recognized severance costs of $0.4 million in Performance Chemicals and $0.1 million in Engineered Surfaces, related to workforce reductions.

The Company expects to recognize $1.6 million of severance costs in 2013 related to the shutdown of its Columbus, MS, facility.

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2011	2012		November 30, 2012
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$.1	$—	$.1	$—
Engineered Surfaces	—	1.0	.7	.3
Corporate	—	—	—	—
Total	$.1	$1.0	$.8	$.3

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note F—Asset Impairment

During the fourth quarter of 2012, based on changes in regional market real estate conditions, the Company updated its review of the fair value of the Columbus, Mississippi facility and as a result, recorded an additional impairment charge of $0.8 million on the facility and buildings. During the fourth quarter of 2011, the Company determined that indicators of impairment existed in its domestic and European wallcovering businesses due to lower sales volumes and weaker overhead absorption as well as uncertain and weak market and economic conditions. As a result, included in discontinued operations, the Company recognized impairment charges of $1.6 million related to the North American wallcovering business and $12.0 million related to the European wallcovering business to write-down long-lived assets to estimated fair value. Additionally, the Company recognized a charge of $2.9 million to write-down its North American wallcovering inventory to its realizable value. Also during the fourth quarter of 2011, the Company determined that during 2012 it would cease production of certain coated fabrics products from its Columbus, Mississippi facility. Coated fabrics products will be produced at other Engineered Surfaces facilities in an effort to realign capacity utilization. As a result, the Company’s Engineered Surfaces segment recognized impairment charges of $0.7 million to write-down long-lived assets to estimated fair value. For the North American wallcovering and coated fabrics businesses, the assets were written down to their estimated fair value using an orderly liquidation value premise based on estimated prices the Company would receive for the underlying assets. For the European wallcovering business, the asset group was written down to its estimated fair value based on the estimated price the Company would expect to receive for the asset group. The Company utilized Level 3 inputs in calculating the fair value of these assets including the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

During the second quarter of 2012, the Company wrote off $0.2 million of assets at its Taicang, China facility as the Company updated its review of the assets at the idled facility. During the third quarter of 2011, the Company determined that indicators of impairment existed at its Taicang, China facility as it revised its forecast for this facility due to weak demand in China which created excess capacity in the region. During September 2011, the Company idled this facility indefinitely and transferred production to its Shanghai, China facility in an effort to rebalance production with market demand. Accordingly, the Company’s Engineered Surfaces segment recognized an impairment charge of $2.4 million to write-down long-lived assets, primarily machinery and equipment, at this facility to their estimated fair value. The key input in this assessment was the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence. The Company incurred approximately $0.3 million of restructuring and severance costs during the fourth quarter, primarily related to employee severance and moving costs. The Company utilized Level 3 inputs in calculating the fair value of these assets including the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

During the second quarter of 2010, the Company’s Engineered Surfaces segment recognized an impairment charge of $6.2 million to write-down machinery and equipment at its Columbus, Mississippi facility to their estimated fair value, of which $2.7 million is included in continuing operations and $3.5 million is included in discontinued operations. The impairment was caused by the loss of business attributed to weak market conditions for commercial wallcovering and the transfer of certain production activities to other Company facilities to align with customer demand. The assets were written down to their estimated fair value using a cost approach based on estimated prices the Company would receive for the underlying assets. The Company utilized Level 3 inputs in calculating the fair value of these assets including the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

Note G—Other (Income) Expense

The following table sets forth the major components of other (income) expense:

	Years Ended November 30,
	2012	2011	2010
	(Dollars in millions)
Loss (gain) on foreign currency transactions	$.2	$2.9	$.2
Interest income	(.6)	(.3)	(.1)
Income from scrap material sales	(1.9)	(1.4)	(.6)
Licensing income	—	(.7)	(.1)
Other non-income taxes	.8	1.0	.3
Gain on RohmNova dissolution	—	—	(9.7)
Fair value adjustment to Euro Currency Collar	—	—	9.2
Strike-related expenses	—	—	1.0
Foreign import/export duty claim	—	—	.3
Indemnification reserve reversal	—	.2	(.7)
Canada GST refund	—	(.8)	—
Other	.1	(.5)	(.4)
	$(1.4)	$.4	$(.6)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note G—Other (Income) Expense (Continued)

In connection with the Company’s acquisition of Eliokem International SAS, which was consummated on December 9, 2010, the Company entered into a zero cost forward currency collar in October 2010 to hedge changes in exchange rate movements of the Euro to the U.S. dollar. Due to changes in the exchange rate for the Euro, the fair value of the currency collar as of November 30, 2011 was a liability of $9.2 million. The Company recognized the fair value of this currency collar as a current liability with an offsetting expense in other (income) expense. The Company settled the currency collar with the counterparty on December 1, 2010.

The indemnification reserve reversal relates to indemnifications the Company had with its former parent, GenCorp, Inc. relating to certain tax matters prior to 1999. The Company has determined that it is unlikely that these obligations will be required to be settled due to the passage of time and other factors, and accordingly, the Company had reversed these indemnifications.

Note H—Income Taxes

The components of income from continuing operations before income taxes is as follows:

	Years Ended November 30,
	2012	2011	2010
	(Dollars in millions)
Income from Continuing Operations Before Income Taxes
U.S.	$21.7	$18.5	$27.7
Foreign	15.2	11.6	5.6
	$36.9	$30.1	$33.3

	Years Ended November 30,
(Dollars in millions)	2012	2011	2010
Income Tax Expense (Benefit)
Current
U.S. Federal	$—	$(.2)	$.2
U.S. State and Local	.1	.9	.7
Foreign	2.5	2.0	(1.5)
	2.6	2.7	(.6)
Deferred
U.S. Federal	7.0	6.7	(77.3)
U.S. State and Local	(.6)	(.4)	(7.5)
Foreign	2.2	4.4	1.5
	8.6	10.7	(83.3)
Income Tax Expense (Benefit)	$11.2	$13.4	$(83.9)

	Years Ended November 30,
	2012	2011	2010
Effective Income Tax Rate
Tax at Federal Statutory Rate	35.0%	35.0%	35.0%
Valuation allowance (reversal)	.7	10.1	(299.5)
Permanent items	2.2	9.3	9.5
Foreign taxes at different rates	(5.0)	(6.3)	(3.0)
Uncertain tax positions	(4.3)	(5.4)	(7.0)
State taxes	.7	3.4	16.4
French tax on intercompany sale	—	3.0	—
French business tax	1.3	2.2	—
Tax credits	(2.1)	(4.5)	—
Settlement of OCI tax to continuing operations	4.8	—	—
Other, net	(3.0)	(2.3)	(3.4)
Effective Income Tax Rate	30.3%	44.5%	(252.0)%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note H—Income Taxes (Continued)

Deferred Taxes

	November 30,
	2012		2011
(Dollars in millions)	Assets	Liabilities	Assets	Liabilities
Accrued estimated costs	$9.4	$—	$9.0	$—
Goodwill and intangible assets	—	25.5	—	21.0
Depreciation	—	27.0	—	28.3
Pension	39.7	—	31.1	—
NOLCs and other carryforwards	58.6	—	52.1	—
Post-retirement employee benefits	6.3	—	7.1	—
Other	1.9	—	.5	—
Valuation allowance	(11.0)	—	(3.3)	—
Deferred Taxes	$104.9	$52.5	$96.5	$49.3

As of November 30, 2012, the Company had approximately $116.8 million of domestic federal net operating loss carryforwards (NOLCs), $90.0 million of state and local NOLCs, $0.6 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the years 2022 through 2032 while the foreign tax credit carryforwards expire between 2013 and 2021.The Company had approximately $19.6 million of domestic capital loss carryforwards, which are expected to expire by 2017. The Company has provided a valuation allowance against the capital loss carryforwards as the Company does not anticipate the opportunity to utilize the carryforwards before they expire. As of November 30, 2012, the Company had approximately $14.6 million of foreign NOLCs of which $5.7 million have an indefinite carryforward period. Cash paid for income taxes in 2012, 2011 and 2010 was $6.5 million, $3.2 million and $1.6 million, respectively, and related primarily to U.S. state and foreign income taxes as well as French income taxes.

At November 30, 2012, the total unrecognized tax benefits were $4.3 million excluding $1.1 million of penalties and interest. The total amount of penalties and interest recognized in the statement of financial position was $1.1 million and $0.4 million as of November 30, 2012 and 2011, respectively. Of the total $4.3 million of unrecognized tax benefits as of November 30, 2012, $2.1 million would, if recognized, impact the Company’s effective tax rate. The amount of unrecognized tax benefits which impacted the Company's effective tax rate in 2012, 2011 and 2010 was $1.6 million, $1.6 million and $2.3 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	Years Ended November 30,
(Dollars in millions)	2012	2011	2010
Opening balance December 1	$10.6	$3.8	$7.5
Increase based on tax positions related to acquisition	—	10.7	—
Increase based on tax positions related to prior year	1.0	—	—
Decrease based on tax positions in the prior year	(3.3)	(.1)	(1.1)
Reduction due to lapse of statue of limitations	(3.7)	(3.9)	(2.7)
Currency translation effects	(.3)	.1	.1
Ending balance November 30	$4.3	$10.6	$3.8

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. For the year 2012, the Company recognized an income tax expense related to interest and penalties due of $0.4 million. The Company recognized tax benefits related to interest and penalties due of $0.2 million in 2011 and expense of $0.7 million in 2010.

During the next twelve months, due to the expiration of open statutes of limitations, the Company’s unrecognized tax benefits, excluding interest and penalties, are expected to decrease by $3.3 million. Of the $3.3 million unrecognized tax benefit that is reasonably expected to decrease during the next twelve months, $1.3 million would, if recognized, impact the Company’s effective rate. It is also possible that additional unrecognized tax benefits could arise during the next twelve months that would change such estimate.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note I—Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	Years Ended November 30,
	2012	2011	2010
	(Dollars in millions)
Foreign currency translation adjustments	$(2.2)	$2.1	$—
Unrecognized loss on interest rate swap	—	(2.6)	(4.2)
Employee benefit plans	(112.5)	(89.8)	(81.6)
Accumulated other comprehensive loss	$(114.7)	$(90.3)	$(85.8)

The pre-tax amounts included in Accumulated Other Comprehensive Loss during 2012 and 2011 relating to the Company’s employee benefit plans were as follows:

	Pension	Health Care	Total
	(Dollars in millions)
2012
Net Actuarial (Loss) Gain
Net actuarial (loss) gain incurred during the period	$(39.2)	$—	$(39.2)
Amortization included in net periodic expense (income)	3.0	(1.6)	1.4
Acquisition	—	—	—
Change in actuarial gain	$(36.2)	$(1.6)	$(37.8)
Prior Service Cost
Amortization included in net periodic expense (income)	$—	$(.3)	$(.3)
Curtailment loss	—	—	—
Net change in prior service costs	$—	$(.3)	$(.3)
2011
Net Actuarial (Loss) Gain
Net actuarial (loss) gain incurred during the period	$(11.8)	$(.2)	$(12.0)
Amortization included in net periodic expense (income)	2.3	(1.8)	.5
Acquisition	(1.7)	—	(1.7)
Change in actuarial gain	$(11.2)	$(2.0)	$(13.2)
Prior Service Cost
Amortization included in net periodic expense (income)	$.1	$(.3)	$(.2)
Curtailment loss	.1	—	.1
Net change in prior service costs	$.2	$(.3)	$(.1)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note J—Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution (in millions, except per share amounts):

	Years Ended November 30,
	2012	2011	2010
Basic Earnings Per Share:
Income from continuing operations	$25.7	$16.7	$117.2
Income from continuing operations allocated to participating securities	.1	—	3.1
Income from continuing operations allocated to common stockholders	$25.6	$16.7	$114.1
Income (loss) from discontinued operations	$1.9	$(19.5)	$(9.3)
Income (loss) from discontinued operations allocated to participating securities	—	—	(.2)
Income (loss) from discontinued operations allocated to common stockholders	$1.9	$(19.5)	$(9.1)
Net income (loss)	$27.6	$(2.8)	$107.9
Net income allocated to participating securities	.1	—	2.9
Net income (loss) allocated to common stockholders	$27.5	$(2.8)	$105.0
Weighted-average common shares outstanding – basic	45.6	44.8	44.6
Income from continuing operations income per common share – basic	$.56	$.37	$2.63
Income (loss) from discontinued operations per common share – basic	$.05	$(.43)	$(.21)
Net income (loss) per common share – basic	$.61	$(.06)	$2.42
Diluted Earnings Per Share:
Income from continuing operations	$25.7	$16.7	$117.2
Income from continuing operations allocated to participating securities	.1	—	3.1
Income from continuing operations allocated to common stockholders	$25.6	$16.7	$114.1
Income (loss) from discontinued operations	$1.9	$(19.5)	$(9.3)
Income (loss) from discontinued operations allocated to participating securities	—	—	(.2)
Income (loss) from discontinued operations allocated to common stockholders	$1.9	$(19.5)	$(9.1)
Net income (loss)	$27.6	$(2.8)	$107.9
Net income allocated to participating securities	.1	—	2.9
Net income (loss) allocated to common stockholders	$27.5	$(2.8)	$105.0
Weighted-average common shares outstanding – basic	45.6	44.8	44.6
Dilutive effect of stock options	.4	.4	.4
Weighted-average common shares outstanding – assuming dilution	46.0	45.2	45.0
Income from continuing operations per common share – assuming dilution	$.56	$.37	$2.61
Income (loss) from discontinued operations per common share – assuming dilution	$.04	$(.43)	$(.21)
Net income (loss) per common share – assuming dilution	$.60	$(.06)	$2.40

The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Years Ended November 30,
	2012	2011	2010
Weighted-average common shares outstanding	45.4	44.2	43.4
Weighted-average participating shares outstanding	.2	.6	1.2
Total weighted-average shares outstanding—basic	45.6	44.8	44.6
Dilutive effect of stock options	.4	.4	.4
Total weighted-average shares outstanding—assuming dilution	46.0	45.2	45.0

Certain options to purchase common stock and unearned restricted stock of the Company were anti-dilutive and consisted of .6 million shares during 2012, 2011 and 2010, respectively. These potential shares were not included in the computation of net income per common share— assuming dilution.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note K—Accounts Receivable

The Company’s accounts receivable are generally unsecured. There is no customer who represented more than 10% of the Company’s net trade receivables at November 30, 2012 or 2011. The allowance for doubtful accounts was $2.2 million and $3.6 million at November 30, 2012 and 2011, respectively. Write-offs of uncollectible accounts receivable totaled $0.8 million, $0.1 million and $0.2 million in 2012, 2011 and 2010, respectively. The provision for bad debts totaled $0.6 million, $1.8 million and $0.1 million in 2012, 2011 and 2010, respectively.

During 2011, one of the Company’s Performance Chemicals customers filed for bankruptcy protection. As a result, the Company recognized a charge of $0.9 million which was included in selling, general and administrative expenses.

Note L—Inventories

	November 30,
	2012	2011
	(Dollars in millions)
Raw materials and supplies	$48.6	$42.3
Work-in-process	6.4	5.7
Finished products	81.8	77.1
Acquired cost of inventories	136.8	125.1
Excess of acquired cost over LIFO cost	(29.9)	(28.2)
Obsolesence reserves	(10.7)	(12.4)
Inventories	$96.2	$84.5

Inventories valued using the LIFO method represented $71.4 million or 52.2% and $65.6 million or 52.4% of inventories at November 30, 2012 and 2011, respectively. Domestic inventories increased primarily due to the Performance Chemicals segment increasing inventory levels as a result of raw material purchases in advance of cost increases and the Engineered Surfaces segment increasing Coated Fabrics inventory levels in advance of production-transferring from the Columbus, Mississippi facility to other Company facilities.

During 2012, the Company recognized an increment in its LIFO inventories of $0.9 million in Performance Chemicals and $1.4 million in Engineered Surfaces. The increments were due to higher inventory levels as described above.

In 2012, the Company recognized non-cash LIFO expense in continuing operations of $2.6 million. During 2011 and 2010, inventory quantities declined in the Engineered Surfaces segment resulting in a partial liquidation of LIFO inventory layers carried at lower costs prevailing in prior years compared to the costs of current year purchases. The effect of this partial liquidation decreased cost of products sold by $1.2 million for both 2011 and 2010, respectively.

As of November 30, 2012, consignment inventory totaled $1.2 million.

Note M—Property, Plant and Equipment, Net

	November 30,
	2012	2011
	(Dollars in millions)
Land	$11.9	$11.9
Building and improvements	132.3	129.6
Machinery and equipment	449.3	445.4
Construction in progress	25.8	14.2
	619.3	601.1
Accumulated depreciation	(396.5)	(380.3)
Property, Plant and Equipment, Net	$222.8	$220.8

Depreciation expense was $26.0 million, $27.4 million and $17.6 million in 2012, 2011 and 2010, respectively. Included in depreciation and amortization expense of $32.0 million, $33.5 million and $18.7 million is $21.5 million, $23.4 million and $14.0 million in 2012, 2011 and 2010, respectively, related to depreciation of manufacturing facilities and equipment.

As of November 30, 2012 and 2011, the Company had $3.3 million and $3.4 million, respectively, of unamortized software costs included in machinery and equipment, primarily related to an Enterprise Resource Program (ERP) system, which the Company began implementing during 2005. Depreciation expense of software costs was $1.0 million, $1.7 million and $0.7 million in 2012, 2011 and 2010, respectively. The Company is depreciating these costs over five years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Goodwill and Other Intangible Assets

Goodwill

The following table reflects changes in the carrying value of goodwill (dollars in millions):

Balance at December 1, 2011	$88.0
Currency translation adjustment	(1.3)
Balance at November 30, 2012	$86.7

Intangible Assets

The following table summarizes the Company’s intangible assets as of November 30, 2012 and 2011:

	November 30, 2012		November 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in millions)
Finite lived intangible assets
Patents	$9.6	$9.4	$9.6	$8.8
Trademarks	7.5	6.4	7.5	6.2
Technical know-how	17.2	8.0	17.6	6.0
Customer lists	37.5	6.4	38.3	3.4
Other	9.7	2.6	10.4	2.4
	$81.5	$32.8	$83.4	$26.8
Indefinite lived intangible assets
Trademarks	$30.9	$—	$30.9	$—
Total intangible assets	$112.4	$32.8	$114.3	$26.8

Amortization expense for finite lived intangible assets was $6.0 million, $6.1 million and $1.1 million for the years ended November 30, 2012, 2011 and 2010, respectively.

The following table summarizes expected future annual amortization expense for the Company’s finite-lived intangible assets:

(Dollars in millions)
2013	$5.5
2014	5.1
2015	5.1
2016	5.0
2017	3.8
Thereafter	24.2
Total	$48.7

Note O—Debt and Credit Lines

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	November 30,
	2012	2011
	(Dollars in millions)
$200 million Term Loan B—current portion (interest at 5.5%)	$2.0	$2.0
Foreign subsidiaries borrowings (interest at 5.4%—12.7%)	7.6	9.3
Total	$9.6	$11.3

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $3.6 million and $5.4 million at November 30, 2012 and 2011, respectively. Foreign borrowings that were secured by a compensating cash balance in the U.S. were $4.0 million at November 30, 2012 and $3.9 million at November 30, 2011. As of November 30, 2012, total borrowing capacity for these foreign working capital credit lines was $16.2 million, of which $7.6 million has been utilized. Also, as of November 30, 2012, there were $6.1 million letters of credit issued under the foreign letters of credit facilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Debt and Credit Lines (continued)

The Company’s long-term debt consists of the following:

	November 30,
	2012	2011
	(Dollars in millions)
$200 million Term Loan B (interest at 5.5%)	$196.0	$198.0
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.46%)	—	—
	446.0	448.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(1.4)	(1.7)
Total long-term debt	$442.6	$444.3

Payments on long-term debt over the next 5 years are as follows:

(Dollars in millions)
2013	$2.0
2014	$2.0
2015	$2.0
2016	$2.0
2017	$188.0
2018 and after	$250.0

In connection with the acquisition of ELIOKEM, on November 3, 2010, the Company issued $250 million of Senior Notes with a 7.875% interest rate, payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. On November 30, 2010, the proceeds of the Senior Notes were held in escrow subject to completion of the acquisition and, accordingly, were recognized as restricted cash. The Company may redeem a portion of the outstanding Senior Notes any time after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.

Additionally, on December 9, 2010, the Company refinanced its existing $150 million Term Loan that had a balance of $140.9 million with a new $200 million Term Loan (“New Term Loan”). The New Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. The New Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The applicable margin for the Eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one month Eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the New Term Loan, falls below 2.75, the applicable margin will decrease to 2.75%. Annual principal payments consist of $2.0 million, due in quarterly installments, and annual excess free cash flow payments as defined in the New Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. Additionally, the New Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The New Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .5 at November 30, 2012. The Company’s EBITDA, as defined in the New Term Loan for covenant purposes, was $111.9 million for 2012 which provided a cushion of approximately $95.0 million for covenant measurement purposes.

The Company issued the New Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Debt and Credit Lines (Continued)

In December 2010, the Company amended and restated its Senior Secured Revolving Credit Facility (“Facility”), increasing potential availability to $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval, and extended the Facility until December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on November 30, 2012 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the New Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement and as of November 30, 2012 the fixed charge coverage ratio was 1.9. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the fourth quarter of 2012 and averaged $82.9 million during this period.

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

At November 30, 2012, the Company had $76.3 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At November 30, 2012, domestic letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $74.0 million.

The weighted-average interest rate on the Company’s debt was 6.9% for 2012 and 6.9% for 2011.

Net proceeds from the Senior Notes and the New Term Loan were used for the acquisition of ELIOKEM, including the repayment of ELIOKEM’s debt, the repayment of amounts outstanding under the Company’s $150 million Term Loan B, related fees and expenses and for general working capital purposes. The acquisition was completed on December 9, 2010.

The Company incurred approximately $15.5 million of deferred financing costs in connection with the issuance of the Senior Notes, the new $200 million Term Loan and the Facility. Deferred financing costs are being amortized over the respective terms of the underlying debt. Total amortization expense of deferred financing costs was $2.7 million, $2.7 million and $0.7 million for 2012, 2011 and 2010, respectively. The Company’s prior deferred financing fees of $1.0 million as of December 9, 2010 related to the $150 million Term Loan B and were written-off in the first quarter of 2011.

The fair value of the Company’s debt at November 30, 2012 approximated $462.4 million, which is higher than the carrying value as a result of prevailing market rates on the Company’s debt.

Cash paid for interest was $32.6 million, $31.7 million and $6.8 million for 2012, 2011 and 2010, respectively.

Note P—Employee Benefit Plans

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note P—Employee Benefit Plans (Continued)

Changes in benefit obligations and plan assets are as follows:

	2012	2011
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$259.4	$244.6
Service cost	1.5	1.7
Interest cost	13.8	14.2
Actuarial loss	47.1	6.9
Acquisitions	—	7.2
Benefits paid net of retiree contributions	(15.3)	(15.0)
Exchange rate changes	(.1)	(.2)
Benefit Obligation at End of Year	$306.4	$259.4
Change in Plan Assets
Fair value of plan assets at beginning of year	$167.8	$171.1
Actual return on assets	23.1	8.4
Employer contributions	18.7	3.1
Acquisitions	—	.2
Benefits and expenses paid net of retiree contributions	(15.3)	(15.0)
Fair Value of Plan Assets at End of Year	$194.3	$167.8
Funded Status at November 30	$(112.1)	$(91.6)
Amounts Recognized in the Consolidated Balance Sheets
Current liability	$(.7)	$(.1)
Non-current liability	(111.4)	(91.5)
Net Amount Recognized	$(112.1)	$(91.6)

As of November 30, 2012 and 2011, the amounts included in Accumulated Other Comprehensive Loss that have not yet been recognized in net periodic benefit cost consist of:

	2012	2011
	(Dollars in millions)
Net actuarial loss	$(153.2)	$(118.2)

The after-tax amount of unrecognized net actuarial loss at November 30, 2012 was $138.8 million. The estimated net loss for defined benefit plans that will be amortized from Accumulated Other Comprehensive Loss during 2013 is $5.0 million.

 Net Periodic Benefit Cost

	2012	2011	2010
	(Dollars in millions)
Net Periodic Benefit Cost
Service costs for benefits earned	$1.5	$1.7	$1.6
Interest costs on benefit obligation	13.8	14.2	13.4
Amortization of prior service costs	—	.1	.6
Assumed return on plan assets	(14.2)	(15.0)	(15.6)
Amortization of net loss	3.0	2.3	4.0
Curtailment loss	—	.1	4.2
Total	$4.1	$3.4	$8.2

The Company made $18.7 million and $3.1 million in contributions to its plans during 2012 and 2011, respectively. The Company anticipates that it will be required to make a contribution to its pension plans of approximately $14 million in 2013. The Company anticipates pension expense to be approximately $4.1 million in 2013.

During the fourth quarter of 2011, for its Jeannette, Pennsylvania union-represented employees, the Company suspended the accrual of future service benefits under its U.S. Consolidated Pension Plan, effectively freezing future service benefits for all participants in the Company’s U.S. Consolidated Pension Plan. As a result, during 2011, the Company recognized a curtailment loss of $0.1 million. The Company also recognized curtailment losses of $4.2 million in 2010 related to prior actions which froze future service benefits for other participants in this plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note P—Employee Benefit Plans (Continued)

All benefits earned by affected employees through the effective dates have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document.

Estimated future benefit payments to retirees from the Company’s U.S. pension trust are as follows: 2013—$14.6 million, 2014—$15.0 million, 2015—$15.1 million, 2016—$15.4 million, 2017—$15.6 million, 2018—2022—$83.8 million.

Information regarding pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	2012	2011
	(Dollars in millions)
U.S. Pension Plans
Projected benefit obligation	$293.4	$250.3
Accumulated benefit obligation	$293.4	$250.3
Fair value of plan assets	$194.1	$167.6
Non-U.S. Pension Plans
Projected benefit obligation	$12.7	$8.8
Accumulated benefit obligation	$9.6	$7.1
Fair value of plan assets	$.2	$.2

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s defined benefit plans as of November 30, 2012 and 2011 were as follows:

	Pension Plans
	2012	2011
Weighted Average Assumptions
Discount rate used for liability determination	4.14%	5.52%
Annual rates of salary increase (non-U.S. plans)	3.40%	3.07%
Measurement date	11/30	11/30

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s defined benefit plans as of November 30, 2012, 2011 and 2010 were as follows:

	Pension Plans
	2012	2011	2010
Weighted Average Assumptions
Discount rate used for expense determination	5.52%	5.83%	6.05%
Assumed long-term rate of return on plan assets	7.75%	8.00%	8.00%
Annual rates of salary increase (non-U.S. plans)	3.07%	2.37%	4.00%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds that receive one of the two highest ratings given by a recognized investment ratings agency. The decrease in the discount rate in 2012 and 2011 is due to lower yields for these types of investments as a result of the economic environment. The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The rate of compensation increase is based on managements’ estimates using historical experience and expected increases in rates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

 Note P—Employee Benefit Plans (Continued)

Pension Plans Assets

The Company’s defined benefit plans are funded primarily through asset trusts, insurance contracts or through general assets of the Company. The Company employs a total return on investments approach for its U.S. defined benefit pension plan assets. A mix of equity securities, fixed income securities and alternative investments are used to maximize the long-term rate of return on assets for the level of risk. Asset allocation at November 30, 2012, target allocation for 2012 and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2012	Percentage of Plan Assets At November 30,		Weighted-Average Expected Long-Term Rate Of Return
		2012	2011
Equity securities	51%	54%	52%	4.5%
Fixed income securities	30%	27%	24%	1.5%
Real estate partnerships	4%	3%	4%	.3%
Other	15%	16%	20%	.8%
Total	100%	100%	100%	7.75%

Included in Other are hedge funds and short-term money funds.

The following table sets forth, by level within the fair value hierarchy, the U.S. defined benefit plans’ assets at November 30, 2012:

	Total	Level 1	Level 2	Level 3
		(Dollars in millions)
Money market funds	$.1	$.1	$—	$—
Registered investment companies:
Equity mutual funds	103.8	103.8	—	—
Fixed income mutual funds	52.5	52.5	—	—
Total registered Investment companies	156.3	156.3	—	—
Collective trust funds:
Private investment funds	1.0	—	—	1.0
Collateralized loan obligations	30.2	—	—	30.2
Total collective trust funds	31.2	—	—	31.2
Real estate partnerships	6.5	—	—	6.5
	$194.1	$156.4	$—	$37.7

Money market funds are valued at a net asset value (NAV) of $1.00 per share held by the plan at year end, which approximates fair value.

Registered investment companies are valued at quoted market prices representing the NAV of shares held by the Plan at year end.

The fair value of the participation units owned by the Plan in the collective trust funds are based on the NAV of participating units held by the Plan.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note P—Employee Benefit Plans (Continued)

A reconciliation of beginning and ending Level 3 measurements is as follows:

	Total	Collective Trusts	Real Estate Partnerships
	(Dollars in millions)
Beginning balance, December 1, 2010	$45.7	$38.4	$7.3
Redemptions	(8.9)	(8.9)	—
Total gains or losses included in funded status	3.4	3.4	—
Ending balance, November 30, 2011	$40.2	$32.9	$7.3
Redemptions	(9.6)	(9.6)	—
Total gains or losses included in funded status	7.1	7.9	(.8)
Ending balance, November 30, 2012	$37.7	$31.2	$6.5

The following table sets forth a summary of the Plan’s investments with a reported NAV as of November 30, 2012 (dollars in millions).

Fair Value
SEI Structured Credit Collective Fund(a)	$30.2
SEI Opportunity Collective Fund(b)	$1.0

(a)
The SEI Structured Credit Collective Fund seeks to provide high general returns by investing in collateralized debt obligations (“CDO’s”) and other structured credit instruments. The SEI Structured Credit Collective Fund requires a two-year non-redemption period after which investments can be redeemed at any time, however, a 90 day redemption notification period is required. The Plan has satisfied all funding obligations related to this investment and has surpassed the two-year non-redemption period.

(b)
The SEI Opportunity Collective Fund seeks to provide returns that are less correlated with investments in traditional asset classes and that provide a return that falls somewhere between stocks and bonds while incurring bond-like risk. Investment in the SEI Opportunity Collective Fund can be redeemed at any time; however, a 90 day redemption notification period is required. The Plan has satisfied all funding obligations related to this investment. The Plan filed a redemption notice with the fund manager for which 90% of the Plan's investment in this fund was redeemed in 2012 and the remainder will be redeemed in the first quarter of 2013.

Defined Contribution Plans

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. All Company contributions were made with Company stock. Effective December 1, 2012, all future Company contributions will be made in cash. The non-cash cost of this plan for the Company was approximately $2.4 million in 2012, $1.8 million in 2011 and $1.7 million in 2010. The defined contribution 401(k) plan contained approximately 2.0 million shares at November 30, 2012 and 1.9 million at November 30, 2011 of the Company’s common stock.

Health Care Plans

The Company provides retiree medical plans for certain active and retired U.S. employees of which there were 941 retired participants as of November 30, 2012. The plans generally provide for cost sharing in the form of retiree contributions, deductibles and coinsurance between the Company and its retirees, and a fixed cost cap on the amount the Company pays annually to provide future retiree medical coverage. These post-retirement benefits are unfunded and are accrued by the date the employee becomes eligible for the benefits. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments.

Because the Company’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2012 and would have no effect on the aggregate of the service and interest components of the net periodic cost.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note P—Employee Benefit Plans (Continued)

Changes in benefit obligations are as follows:

	2012	2011
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$8.7	$8.7
Service cost	—	—
Interest cost	.4	.4
Actuarial loss	.1	.2
Benefits paid net of retiree contributions	(.7)	(.6)
Benefit Obligation at End of Year	$8.5	$8.7
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	.7	.6
Benefits and expenses paid net of retiree contributions	(.7)	(.6)
Fair Value of Plan Assets at End of Year	$—	$—
Funded Status at November 30	$(8.5)	$(8.7)
Amounts Recognized in the Consolidated Balance Sheets
Current liability	$(.8)	$(.9)
Non-current liability	(7.7)	(7.8)
Net Amount Recognized	$(8.5)	$(8.7)

As of November 30, 2012 and 2011, the amounts included in Accumulated Other Comprehensive Loss that have not yet been recognized in net periodic benefit cost consist of:

	2012	2011
	(Dollars in millions)
Net actuarial gain	$17.9	$19.6
Prior service credit	$.6	$.9

Net Periodic Benefit Cost

	2012	2011	2010
	(Dollars in millions)
Net Periodic Benefit Cost (Income)
Service costs for benefits earned	$—	$.1	$.1
Interest costs on benefit obligation	.4	.4	.5
Amortization of prior service credits	(.3)	(.3)	(.3)
Amortization of net gain	(1.6)	(1.9)	(2.3)
Curtailment gain	—	—	(.8)
Total	$(1.5)	$(1.7)	$(2.8)

Estimated future benefit payments and Medicare Part D subsidies for the retiree health care plans are as follows:

	Benefit Payments	Medicare Part D Subsidy
	(Dollars in millions)
2013	$.9	$.1
2014	$.9	$.1
2015	$.9	$.1
2016	$.9	$.2
2017	$.8	$.2
2018 — 2022	$3.7	$.8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note P—Employee Benefit Plans (Continued)

The Company expects to record non-cash retiree medical health care income of approximately $1.4 million in 2012.

The estimated net gain and prior service credit for retiree medical plans that will be amortized from Accumulated Other Comprehensive Loss during 2013 are $1.4 million and $0.3 million, respectively.

Assumptions

	2012	2011	2010
Weighted Average Assumptions
Discount rate used for liability determination	3.73%	5.18%	4.90%
Discount rate used for expense determination	5.2%	4.9%	6.05%
Current trend rate for health care costs	7.8%	8.0%	8.2%
Ultimate trend rate for health care costs	4.5%	4.5%	4.5%
Year reached	2028	2028	2028
Measurement date	11/30	11/30	11/30

The discount rate reflects the current rate at which the retiree medical liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected health care payments with maturities of a portfolio of available non-callable bonds that receive one of the two highest ratings given by a recognized investment ratings agency. The decrease in the discount rate in 2012 and 2011 is due to lower yields for these types of investments as a result of the economic environment.

Note Q—Contingencies and Commitments

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

In August 2010, the Company was sued by Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was awarded $3.4 million in damages. The Company had not recorded any liability for a potential loss based on its judgement that there was no probable risk of a material loss. The Company's insurer has accepted coverage. The Company has a $0.5 million insurance deductible, of which approximately $0.3 million has been paid through November 30, 2012. The matter is currently under appeal. Accordingly, as of November 30, 2012, the Company recorded a liability of $3.4 million and an insurance receivable of $3.2 million.

Leases

The Company leases certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense was $4.1 million million in 2012, $4.2 million in 2011 and $4.0 million in 2010. Future minimum commitments at November 30, 2012 for non-cancelable operating leases were $40.3 million with annual amounts of $4.9 million in 2013, $4.5 million in 2014, $2.8 million in 2015, $2.3 million in 2016, $2.0 million in 2017 and $23.8 million for leases after 2017.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2012 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Collective Bargaining Agreements

At November 30, 2012, the Company employed approximately 2,390 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 10.0% or 239 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements. In June 2012, union hourly employees at OMNOVA's Mogadore, Ohio Performance Chemicals facility, represented by the International Chemical Workers Union Council and its Local 419-C of the United Food and Commercial Workers Union, ratified a new three year contract with the Company. There is one labor contract covering approximately 27 employees which expires in 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note R—Share-Based Compensation Plans

The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million shares of Company stock in the aggregate for a) awards of options to purchase shares of OMNOVA Solutions’ common stock, b) performance stock and performance units, c) restricted stock, d) deferred stock or e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of November 30, 2012, approximately 3.5 million shares of Company common stock remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years.

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

A summary of the Company’s stock option activity and related information for the years ended 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,147,426	$6.10	1,968,892	$6.00	2,614,461	$6.32
Granted	—	$—	—	$—	—	$—
Forfeited or expired	(527,801)	$8.19	(445,816)	$5.38	(598,160)	$7.40
Exercised	(491,625)	$4.14	(375,650)	$6.44	(47,409)	$6.02
Outstanding at end of year	128,000	$4.99	1,147,426	$6.10	1,968,892	$6.00

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2012 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$0.00—$4.99	60,500	$4.14	0.6	60,500	$4.14
$5.00—$5.99	63,500	$5.73	1.6	63,500	$5.73
$6.00—$6.99	4,000	$6.08	3.1	4,000	$6.08
Total	128,000	$4.99	1.1	128,000	$4.99

There were 1,147,176 and 1,968,392 stock options exercisable with weighted average prices of $6.10 and $6.00 at November 30, 2011 and 2010, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note R—Share-Based Compensation Plans (Continued)

A summary of the Company’s restricted stock activity and related information for the years ended November 30, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested	1,076,475	$4.99	1,333,650	$3.65	1,394,570	$3.45
Granted	385,700	$5.73	269,675	$7.95	232,900	$7.55
Vested	(594,375)	$2.75	(505,900)	$3.05	(262,270)	$6.14
Forfeited	(4,650)	$5.94	(20,950)	$4.80	(31,550)	$2.96
Non-vested at end of year	863,150	$6.86	1,076,475	$4.99	1,333,650	$3.65

Compensation expense for all share-based payments, included in general and administrative expense, was $2.1 million, $1.6 million and $1.6 million during 2012, 2011 and 2010, respectively.

As of November 30, 2012, there was $2.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements to be amortized over the next 2 years.

The intrinsic value of stock options exercised during 2012, 2011 and 2010 was $1.6 million, $0.7 million and $0.3 million, respectively. The intrinsic value of stock options that were outstanding as of November 30, 2012, 2011 and 2010 was $0.3 million, $0.1 million and $5.5 million, respectively.

Cash received from options exercised was $2.0 million in 2012, $2.4 million in 2011 and $0.3 million during 2010.

Note S—Business Segment Information

The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in the significant accounting policies.

The Company’s two operating segments are Performance Chemicals and Engineered Surfaces. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

Effective December 2012, following the sale and exit from the commercial wallcovering business, the Company changed the name of its Decorative Products segment to Engineered Surfaces to better reflect the role of innovation and the functional performance features that are valued in its served markets. At the same time, it moved certain products from the coated fabrics product line to the laminates and performance films product line to integrate cross-functional business team structures. This resulted in an increase in sales of $33.4 million and $36.7 million for the Laminates and performance films product line in 2011 and 2010, respectively, with a corresponding decrease in the coated fabrics product line. All prior period amounts have been reclassified.

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

For a discussion of segment performance refer to Segment Discussion in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations starting on page 19 of this Annual Report on Form 10-K.

In 2012, segment operating profit for the Engineered Surfaces segment includes asset impairment charges of $1.0 million, severance charges of $1.0 million and $0.4 million of charges related to the Mafcote lawsuit (see Note Q).

In 2011, segment operating profit for the Performance Chemicals segment includes the margin impact of $2.7 million for the fair value charge of inventory acquired in the ELIOKEM acquisition, $0.9 million for a customer trade accounts receivable allowance and $1.1 million for restructuring and severance costs. The 2011 Engineered Surfaces segment operating loss includes asset impairment charges of $3.1 million, restructuring, severance and plant closure costs of $0.9 million, a tax indemnification adjustment of $0.2 million and a pension plan curtailment charge of $0.1 million.

In 2010, segment operating profit for the Performance Chemicals segment includes a $9.7 million gain on the termination of the RohmNova joint marketing alliance, restructuring and severance charges of $0.4 million and a net retirement benefit plan curtailment charge of $0.1 million. The Engineered Surfaces segment operating loss includes asset impairment charges of $6.2 million, strike-related costs of $5.5 million, net retirement benefit plan curtailment charges of $3.2 million, a legal settlement of $0.3 million, a customs duty settlement of $0.3 million, a reversal of an indemnification receivable of $0.3 million and restructuring and severance charges of $0.2 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note S—Business Segment Information (Continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit (loss) to consolidated income from continuing operations before income taxes.

	2012	2011	2010
	(Dollars in millions)
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$343.2	$399.3	$330.1
Specialty Chemicals	521.3	552.6	197.8
Total Performance Chemicals	$864.5	$951.9	$527.9
Engineered Surfaces
Coated Fabrics	$117.0	$114.3	$118.7
Laminates and Performance Films	144.0	134.9	135.1
Total Engineered Surfaces	$261.0	$249.2	$253.8
Total Net Sales	$1,125.5	$1,201.1	$781.7
Segment Operating Profit (Loss)
Performance Chemicals	$89.6	$86.5	$73.3
Engineered Surfaces	3.8	(1.3)	(3.2)
Total segment operating profit	93.4	85.2	70.1
Interest expense	(36.5)	(38.0)	(8.7)
Corporate expenses(a)	(20.0)	(13.8)	(22.6)
Acquisition and integration costs	—	(2.3)	(5.5)
Deferred financing fees write-off	—	(1.0)	—
Income From Continuing Operations Before Income Taxes	$36.9	$30.1	$33.3

(a)
Included in corporate expenses for 2010 are a fair value adjustment of $9.2 million related to a Euro currency option collar which the Company put in place to hedge currency risk for the ELIOKEM acquisition.

	2012	2011	2010
	(Dollars in millions)
Total Assets
Performance Chemicals	$542.6	$563.5	$138.1
Engineered Surfaces	136.6	138.5	146.0
Corporate	194.5	146.5	412.2
Discontinued Operations	—	16.6	30.7
	$873.7	$865.1	$727.0
Capital Expenditures
Performance Chemicals	$24.4	$17.9	$8.2
Engineered Surfaces	7.0	6.0	4.0
Corporate	1.4	.2	1.5
	$32.8	$24.1	$13.7
Depreciation and Amortization
Performance Chemicals	$24.1	$24.6	$9.4
Engineered Surfaces	7.6	8.5	9.0
Corporate	.3	.4	.3
	$32.0	$33.5	$18.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note S—Business Segment Information (Continued)

GEOGRAPHIC INFORMATION

	2012	2011	2010
	(Dollars in millions)
Net Sales
United States	$685.4	$731.5	$608.3
United States export sales	8.0	11.0	20.6
Europe	226.8	260.6	31.0
Asia	205.3	198.0	121.8
	$1,125.5	$1,201.1	$781.7
Segment Operating Profit
United States	$68.1	$63.2	$64.5
Europe	16.5	23.5	2.8
Asia	8.8	(1.5)	2.8
	$93.4	$85.2	$70.1
Total Assets
United States	$389.6	$428.1	$626.7
Europe	296.5	255.6	10.9
Asia	187.6	181.4	89.4
	$873.7	$865.1	$727.0
Long-Lived Assets
United States	$188.7	$105.5	$94.4
Europe	125.7	60.2	—
Asia	74.7	55.1	25.3
	$389.1	$220.8	$119.7

Note T—Financial Instruments and Fair Value Measurements

Assets and liabilities that are within the provisions of Accounting Standards Codification 820 are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.

The following financial assets and liabilities were measured at fair value on a recurring basis during 2012:

Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Foreign currency exchange contracts	$.2	$—	$.2	$—
Note receivable	3.7	—	—	3.7
Total Assets	$3.9	$—	$.2	$3.7

Financial Liabilities
Foreign Currency Exchange Contracts	$.1	$—	$.1	$—

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

Note U—Separate Financial Information of Subsidiary Guarantors of Indebtedness

The $250 million Senior Notes are jointly, severally and unconditionally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). These exceptions include automatic release under customary circumstances such as the sale of the subsidiary Guarantor or substantially all of its assets, the designation of the subsidiary Guarantor as unrestricted in accordance with the provisions of the Senior Notes, and the release of the subsidiary's guarantee under the credit facility. Presented below are the condensed financial statements of OMNOVA Solutions (“Parent”) as borrower, its combined Guarantor subsidiaries and its combined Non-Guarantor subsidiaries. The separate financial information of subsidiary guarantors of indebtedness for prior periods have been adjusted to reflect discontinued operations. The income (loss) of the Company’s subsidiary guarantors and non-guarantors in these condensed consolidating statements of operations are presented under the equity method for purpose of this disclosure only.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note U—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$749.7	$—	$407.7	$(31.9)	$1,125.5
Cost of products sold	601.2	—	328.5	(31.4)	898.3
Gross profit	148.5	—	79.2	(.5)	227.2
Selling, general and administrative	84.0	.9	36.3	—	121.2
Depreciation and amortization	16.2	—	15.8	—	32.0
Restructuring and severance	1.0	—	—	—	1.0
Asset impairment	.8	—	.2	—	1.0
Interest expense	29.8	(1.9)	8.8	(.2)	36.5
(Income) loss from subsidiaries	(5.6)	(8.3)	—	13.9	—
Other (income) expense, net	(3.7)	(.8)	2.9	.2	(1.4)
	122.5	(10.1)	64.0	13.9	190.3
Income (loss) from continuing operations before income taxes	26.0	10.1	15.2	(14.4)	36.9
Income tax expense	3.3	3.1	4.8	—	11.2
Income (loss) from continuing operations	22.7	7.0	10.4	(14.4)	25.7
Income (loss) from discontinued operations	4.9	(.9)	(2.1)	—	1.9
Net Income (Loss)	$27.6	$6.1	$8.3	$(14.4)	$27.6

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$790.5	$—	$431.1	$(20.5)	$1,201.1
Cost of products sold	653.2	—	349.5	(20.2)	982.5
Gross profit	137.3	—	81.6	(.3)	218.6
Selling, general and administrative	71.8	1.2	35.6	—	108.6
Depreciation and amortization	16.4	—	17.1	—	33.5
Restructuring and severance	.6	—	1.0	—	1.6
Asset impairment	.7	—	2.4	—	3.1
Interest expense	30.8	(1.4)	8.2	.4	38.0
Deferred financing fees write-off	1.0	—	—	—	1.0
Loss (income) from subsidiaries	4.4	10.0	—	(14.4)	—
Acquisition and integration costs	2.3	—	—	—	2.3
Other (income) expense, net	(4.5)	(.8)	5.6	.1	.4
	123.5	9.0	69.9	(13.9)	188.5
Income (loss) from continuing operations before income taxes	13.8	(9.0)	11.7	13.6	30.1
Income tax expense (benefit)	11.0	(4.0)	6.4	—	13.4
Income (loss) from continuing operations	2.8	(5.0)	5.3	13.6	16.7
(Loss) income from discontinued operations	(5.6)	1.4	(15.3)	—	(19.5)
Net (Loss) Income	$(2.8)	$(3.6)	$(10.0)	$13.6	$(2.8)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note U—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2010

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$646.5	$—	$152.8	$(17.6)	$781.7
Cost of products sold	520.0	—	132.6	(17.3)	635.3
Gross profit	126.5	—	20.2	(.3)	146.4
Selling, general and administrative	67.1	.8	9.7	—	77.6
Depreciation and amortization	14.9	—	3.8	—	18.7
Restructuring and severance	.5	—	—	—	.5
Asset impairment	2.7	—	—	—	2.7
Interest expense	8.5	—	.2	—	8.7
Acquisition and integration costs	5.5	—	—	—	5.5
(Income) loss from subsidiaries	(5.4)	(3.9)	—	9.3	—
Other (income) expense, net	(.9)	(.4)	.7	—	(.6)
	92.9	(3.5)	14.4	9.3	113.1
Income (loss) from continuing operations before income taxes	33.6	3.5	5.8	(9.6)	33.3
Income tax (benefit) expense	(83.0)	(.9)	—	—	(83.9)
Income (loss) from continuing operations	116.6	4.4	5.8	(9.6)	117.2
(Loss) income from discontinued operations	(8.7)	1.3	(1.9)	—	(9.3)
Net Income (Loss)	$107.9	$5.7	$3.9	$(9.6)	$107.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note U—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$98.7	$—	$44.3	$—	$143.0
Restricted cash	5.5	—	—	—	5.5
Accounts receivable, net	69.6	—	67.7	—	137.3
Inventories	45.7	—	51.6	(1.1)	96.2
Deferred income taxes	7.2	—	4.0	(.5)	10.7
Prepaid expenses and other	5.5	—	2.1	—	7.6
Assets held for sale—current	—	—	—	—	—
Total Current Assets	232.2	—	169.7	(1.6)	400.3
Property, plant and equipment, net	110.2	—	112.6	—	222.8
Trademarks and other intangible assets, net	89.8	—	87.8	—	177.6
Deferred income taxes	67.0	—	6.1	(7.4)	65.7
Investments in subsidiaries and inter company	456.6	203.8	460.3	(1,120.7)	—
Other assets	1.1	3.8	2.4	—	7.3
Total Assets	$956.9	$207.6	$838.9	$(1,129.7)	$873.7
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$7.6	$—	$9.6
Accounts payable	54.2	.2	48.6	(.2)	102.8
Accrued payroll and personal property taxes	16.4	—	5.4	—	21.8
Employee benefit obligations	2.1	—	—	—	2.1
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	9.1	2.7	3.2	(5.8)	9.2
Liabilities held for sale—current	—	—	—	—	—
Total Current Liabilities	83.8	2.9	65.4	(6.6)	145.5
Long-term debt	442.6	—	—	—	442.6
Postretirement benefits other than pensions	7.7	—	—	—	7.7
Pension liabilities	99.2	—	12.2	—	111.4
Deferred income taxes	—	—	31.3	(7.4)	23.9
Intercompany	183.8	141.3	674.7	(999.8)	—
Other liabilities	9.6	—	2.7	.1	12.4
Total Liabilities	826.7	144.2	786.3	(1,013.7)	743.5
Shareholders’ Equity
Common stock	4.7	—	16.2	(16.2)	4.7
Additional contributed capital	331.8	153.2	4.9	(158.1)	331.8
Retained earnings (deficit)	(87.2)	(86.4)	34.6	51.8	(87.2)
Treasury stock	(4.4)	—	—	—	(4.4)
Accumulated other comprehensive loss	(114.7)	(3.4)	(3.1)	6.5	(114.7)
Total Shareholders’ Equity	130.2	63.4	52.6	(116.0)	130.2
Total Liabilities and Shareholders’ Equity	$956.9	$207.6	$838.9	$(1,129.7)	$873.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note U—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$55.1	$—	$43.8	$—	$98.9
Restricted cash	4.2	—	—	—	4.2
Accounts receivable, net	87.7	—	75.5	—	163.2
Inventories	35.9	—	49.0	(.4)	84.5
Deferred income taxes—current	4.5	—	3.0	(1.0)	6.5
Prepaid expenses and other	2.6	4.0	1.3	(4.0)	3.9
Assets held for sale—current	—	—	16.6	—	16.6
Total Current Assets	190.0	4.0	189.2	(5.4)	377.8
Property, plant and equipment, net	105.5	—	115.3	—	220.8
Trademarks and other intangible assets, net	80.5	—	95.0	—	175.5
Deferred income taxes—non-current	67.1	—	5.1	(3.1)	69.1
Investments in subsidiaries and intercompany	286.8	179.0	2.8	(468.6)	—
Other assets	15.7	(.1)	6.1	.2	21.9
Assets held for sale—non-current	.1	—	(.1)	—	—
Total Assets	$745.7	$182.9	$413.4	$(476.9)	$865.1
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$9.3	$—	$11.3
Accounts payable	49.8	—	56.6	—	106.4
Accrued payroll and personal property taxes	15.3	.1	3.5	—	18.9
Employee benefit obligations	2.2	—	—	—	2.2
Deferred income taxes	—	—	1.1	(1.0)	.1
Other current liabilities	8.6	.6	4.6	(4.7)	9.1
Liabilities held for sale—current	—	—	8.5	—	8.5
Total Current Liabilities	77.9	.7	83.6	(5.7)	156.5
Long-term debt	444.3	—	—	—	444.3
Postretirement benefits other than pensions	7.8	—	—	—	7.8
Pension liabilities	82.6	—	8.9	—	91.5
Deferred income taxes—non-current	—	—	31.4	(3.1)	28.3
Intercompany	—	68.4	245.4	(313.8)	—
Other liabilities	11.4	—	3.6	—	15.0
Total Liabilities	624.0	69.1	372.9	(322.6)	743.4
Shareholders’ Equity
Common stock	4.6	—	57.1	(57.1)	4.6
Additional contributed capital	324.9	140.6	8.9	(149.5)	324.9
Retained (deficit) earnings	(114.8)	(28.3)	(27.1)	55.4	(114.8)
Treasury stock	(2.7)	—	—	—	(2.7)
Accumulated other comprehensive (loss) income	(90.3)	1.5	1.6	(3.1)	(90.3)
Total Shareholders’ Equity	121.7	113.8	40.5	(154.3)	121.7
Total Liabilities and Shareholders’ Equity	$745.7	$182.9	$413.4	$(476.9)	$865.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note U—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2012

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By (Used In) Operating Activities	$51.9	$5.0	$11.3	$(2.9)	$65.3
Investing Activities
Capital expenditures	(20.1)	—	(12.7)	—	(32.8)
Proceeds from asset disposals	12.7	—	—	—	12.7
Net Cash Provided by (Used in) Investing Activities	(7.4)	—	(12.7)	—	(20.1)
Financing Activities
Repayment of debt obligations	(2.0)	—	—	—	(2.0)
Short-term debt borrowings	—	—	43.8	—	43.8
Short-term debt payments	—	—	(45.4)	—	(45.4)
Restricted cash	(1.3)	—	—	—	(1.3)
Cash received from exercise of stock options	2.0	—	—	—	2.0
Net Cash Provided by (Used in) Financing Activities	(1.3)	—	(1.6)	—	(2.9)
Effect of exchange rate changes on cash	.4	(5.0)	3.5	2.9	1.8
Net Increase (Decrease) in Cash and Cash Equivalents	43.6	—	.5	—	44.1
Cash and cash equivalents at beginning of period	55.1	—	43.8	—	98.9
Cash and Cash Equivalents at End of Period	$98.7	$—	$44.3	$—	$143.0

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2011

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided By (Used In) Operating Activities	$(250.0)	$2.4	$137.6	$125.7	$15.7
Investing Activities
Capital expenditures	(13.9)	—	(10.2)	—	(24.1)
Acquisitions of business, less cash received	(21.5)	(142.6)	(107.5)	—	(271.6)
Proceeds from asset disposals	—	—	1.0	—	1.0
Restricted cash	253.2	—	—	—	253.2
Discontinued operations	(.4)	—	(.2)	—	(.6)
Net Cash Provided by (Used in) Investing Activities	217.4	(142.6)	(116.9)	—	(42.1)
Financing Activities
Proceeds from borrowings	199.2	—	—	—	199.2
Repayment of debt obligations	(144.0)	—	—	—	(144.0)
Short-term debt borrowings	—	—	96.5	—	96.5
Short-term debt payments	—	—	(95.1)	—	(95.1)
Payments for debt refinancing	(15.5)	—	—	—	(15.5)
Restricted cash	(4.2)	—	—	—	(4.2)
Cash received from exercise of stock options	2.4	—	—	—	2.4
Other	—	140.6	(10.0)	(130.6)	—
Net Cash Provided by (Used in) Financing Activities	37.9	140.6	(8.6)	(130.6)	39.3
Effect of exchange rate changes on cash	.2	(.4)	10.1	4.9	14.8
Net Increase (Decrease) in Cash and Cash Equivalents	5.5	—	22.2	—	27.7
Cash and cash equivalents at beginning of period	49.6	—	21.6	—	71.2
Cash and Cash Equivalents at End of Period	$55.1	$—	$43.8	$—	$98.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note U—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2010

(Dollars in Millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided By (Used In) Operating Activities	$47.6	$.1	$4.3	$(.7)	$51.3
Investing Activities
Capital expenditures	(12.1)	—	(1.6)	—	(13.7)
Acquisitions of intangible assets	(2.5)	—	—	—	(2.5)
Proceeds from dissolution of joint marketing alliance	9.7	—	—	—	9.7
Proceeds from insurance settlements	.4	—	—	—	.4
Proceeds from asset disposals	—	—	.5	—	.5
Restricted cash	(253.1)	—	—	—	(253.1)
Discontinued operations	(.9)	—	(.2)	—	(1.1)
Net Cash Used in Investing Activities	(258.5)	—	(1.3)	—	(259.8)
Financing Activities
Proceeds from borrowings	662.1	—	—	—	662.1
Repayment of debt obligations	(413.6)	—	—	—	(413.6)
Short-term debt borrowings	—	—	—	—	—
Short-term debt payments	—	—	1.5	—	1.5
Other	.3	—	—	—	.3
Net Cash Provided by Financing Activities	248.8	—	1.5	—	250.3
Effect of exchange rate changes on cash	—	(.1)	(2.4)	.7	(1.8)
Net Increase (Decrease) in Cash and Cash Equivalents	37.9	—	2.1	—	40.0
Cash and cash equivalents at beginning of period	11.7	—	19.5	—	31.2
Cash and Cash Equivalents at End of Period	$49.6	$—	$21.6	$—	$71.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three Months Ended
2012	February 29,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$275.9	$307.5	$288.2	$253.9
Gross profit(1)(2)	$60.9	$60.0	$57.8	$48.5
Restructuring and severance	$.5	$.3	$.3	$(.1)
Asset impairments and write-offs	$—	$.2	$—	$.8
Income from continuing operations	$10.7	$6.9	$6.9	$1.2
Income (loss) from discontinued operations	$2.8	$.1	$(.5)	$(.5)
Net income	$13.5	$7.0	$6.4	$.7
Income (loss) per share from continuing operations(4)
Basic	$.23	$.15	$.14	$.02
Diluted	$.23	$.15	$.14	$.02
Net income (loss) per share(4)
Basic	$.29	$.15	$.14	$.01
Diluted	$.29	$.15	$.14	$.01
Common stock price range per share—high	$5.61	$7.84	$8.17	$8.83
—low	$4.00	$5.18	$6.45	$6.20

	Three Months Ended
2011	February 28,	May 31,	August 31,	November 30,
	(Dollars in millions, except per share amounts)
Net sales	$271.9	$312.9	$314.9	$301.4
Gross profit(1)(2)	$52.1	$60.3	$50.4	$55.8
Restructuring and severance	$(.8)	$(.5)	$(.1)	$(.2)
Acquisition and integration related expenses(3)	$(1.9)	$(.8)	$.4	$—
Asset impairments and write-offs	$—	$—	$(2.4)	$(.7)
Customer trade receivable write-off	$—	$—	$(2.6)	$1.7
Income (loss) from continuing operations	$1.5	$7.5	$1.4	$6.3
Income (loss) from discontinued operations	$(.5)	$(1.3)	$(1.0)	$(16.7)
Net income (loss)	$1.0	$6.2	$.4	$(10.4)
Income (loss) per share from continuing operations(4)
Basic	$.03	$.17	$.03	$.14
Diluted	$.03	$.16	$.03	$.14
Net income (loss) per share(4)
Basic	$.02	$.14	$.01	$(.23)
Diluted	$.02	$.14	$.01	$(.23)
Common stock price range per share—high	$9.10	$9.43	$9.40	$4.84
—low	$6.77	$6.45	$4.14	$3.07

(1)
Gross profit excludes depreciation expense. Depreciation expense related to manufacturing facilities and equipment was $5.7 million, $5.8 million, $5.8 million and $6.1 million for the three months ended February 29, 2012, May 31, 2012, August 31, 2012 and November 30, 2012 and $3.7 million, $3.7 million, $3.3 million and $3.4 million for the three months ended February 28, 2011, May 31, 2011, August 31, 2011 and November 30, 2011, respectively.

(2)
Gross profit includes net LIFO inventory reserve adjustments of $0.9 million of expense, $0.1 million of expense, $0.8 million of income and $2.5 million of expense for the three months ended February 29, 2012, May 31, 2012, August 31, 2012 and November 30, 2012, respectively, and of $0.8 million of expense, $2.4 million of expense, $3.6 million of expense and $2.9 million of income for the three months ended February 28, 2011, May 31, 2011, August 31, 2011, and November 30, 2011, respectively. Gross profit in 2011 also includes a fair value adjustment of $2.7 million in the three months ended February 28, 2011 for inventory acquired in the ELIOKEM acquisition and inventory write-offs of $0.4 million for the three months ended November 30, 2011. 2010 also includes strike-related costs of $0.1 million, $1.1 million and $0.2 million for the three months ended May 31, August 31 and November 30, 2010, respectively, and net retirement benefit plan curtailment charges of $1.4 million for the three months ended November 30, 2010.

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

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2012. Based on its evaluation, management has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth on pages 28 and 29 of this report, respectively, and are incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2013 Annual Meeting of Shareholders is set forth on pages 6 and 7 of the Company’s 2013 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2013 Annual Meeting of Shareholders is set forth on pages 8 through 11 of the Company’s 2013 Proxy Statement and is incorporated herein by reference. Information with respect to procedures by which shareholders may recommend nominees for election to the Company’s Board of Directors is set forth on pages 18 and19 of the Company’s 2013 Proxy Statement and is incorporated herein by reference. Also see Executive Officers of the Registrant on page 13 of this Report.

Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth on pages 16 and 17 of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act of 1934, as amended, is set forth on page 67 of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, the OMNOVA Solutions Business Conduct Policies, is available on its website at www.omnova.com.

Item 11.	Executive Compensation

Information regarding executive compensation is set forth on pages 24 through 64 of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth on pages 65 and 66 of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of November 30, 2012, regarding the only equity compensation plan maintained by the Company on that date, the Third Amended and Restated 1999 Equity and Performance Incentive Plan. This plan has been approved by the Company's shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	128,000	$4.99	3,484,036
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	128,000	$4.99	3,484,036

Item 13.	Certain Relationships and Related Transactions, Director Independence

Information regarding certain relationships and related transactions and director independence is set forth on pages 21 and 22 of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services provided by the Company’s independent registered public accounting firm during the years ended November 30, 2012 and 2013, the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors and related information is set forth on pages 12 and 13 of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2012, 2011 and 2010
Consolidated Balance Sheets at November 30, 2012 and 2011
Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended November 30, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements

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

10.7†
OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan, (incorporated by reference to Appendix C to the Company's 2012 Proxy Statement filed with the Securities and Exchange Commission on February 3, 2012 (File No. 1-15147).

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

10.14†
OMNOVA Solutions Long-Term Incentive Program, as amended and restated effective January 19, 2012 (incorporated by reference to Appendix B to the Company’s 2012 Proxy Statement filed with the Securities and Exchange Commission on February 3, 2012 (File No. 1-15147)).

10.22†	Form of Deferred Share Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 1-15147)).
10.23†	Form of Performance Share Agreement
10.24†	Form of Restricted Stock Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2011 (File No. 1-15147)).
10.26†
OMNOVA Solutions Executive Incentive Compensation, as amended and restated effective January 19, 2012 (incorporated by reference to Appendix A to the Company’s 2012 Proxy Statement filed with the Securities and Exchange Commission on February 3, 2012 (File No. 1-15147)).

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
101
The following financial information from our Annual Report on Form 10-K for 2012, filed with the SEC on January 25, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations for the years ended November 30, 2012, 2011 and 2010; (ii) the Consolidated Balance Sheets at November 30, 2012 and 2011; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2012, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the years ended November 30, 2012, 2011 and 2010; and (v) the Notes to the Consolidated Financial Statements.

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

OMNOVA Solutions Inc.
Date:	January 25, 2013
		By	/s/ J. C. LeMay
J. C. LeMay Senior Vice President, Corporate Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. McMullen	Chairman, Chief Executive Officer and President	January 25, 2013
K. M. McMullen

/s/ M. E. Hicks	Senior Vice President and Chief Financial Officer	January 25, 2013
M. E. Hicks

*	Director	January 25, 2013
D. J. D’Antoni

*	Director	January 25, 2013
M. J. Merriman

*	Director	January 25, 2013
S. W. Percy

*	Director	January 25, 2013
L. B. Porcellato

*	Director	January 25, 2013
A. R. Rothwell

*	Director	January 25, 2013
W. R. Seelbach

*	Director	January 25, 2013
R. A. Stefanko

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. Syrvalin		January 25, 2013
K. C. Syrvalin