Form 10-Q
period 2013-02-28
OMNOVA SOLUTIONS INC
filed 2013-04-03
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended February 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At February 28, 2013, there were 47,057,626 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2013	2012
Net Sales	$251.7	$275.9
Cost of products sold (exclusive of depreciation)	202.7	215.0
Gross profit	49.0	60.9

Other costs and expenses:
Selling, general and administrative	30.5	29.5
Depreciation and amortization	8.3	8.0
Restructuring and severance	.8	.5
Interest expense	8.6	9.5
Other (income), net	—	(.8)
Total other costs and expenses	48.2	46.7

Income from continuing operations before income taxes	.8	14.2
Income tax expense	.6	3.5

Income from continuing operations	.2	10.7

Discontinued operations:
Loss from operations	(.6)	(4.8)
Tax (benefit)	(.2)	(1.6)
Loss from operations net of tax	(.4)	(3.2)

Gain on sale	—	9.9
Tax expense	—	3.9
Net gain on sale	—	6.0
(Loss) income from discontinued operations	(.4)	2.8

Net (Loss) Income	$(.2)	$13.5

Income per share - Basic

Income per share - continuing operations	$—	$.23
Income per share - discontinued operations	—	.06
Basic income per share	$—	$.29

Income per share - Diluted
Income per share - continuing operations	$—	$.23
Income per share - discontinued operations	—	.06
Diluted income per share	$—	$.29

Weighted average shares outstanding - Basic	46.1	45.9
Weighted average shares outstanding - Diluted	46.7	46.0
See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2013	2012
Net (loss) income	$(.2)	$13.5

Components of other comprehensive income:
Foreign currency translations:
Unrealized net change during the period	2.3	2.5
Tax effect	(.2)	—
Foreign currency translations, net of tax	2.1	2.5

Interest rate swap:
Amortization of unrecognized gain on interest rate swap reclassified into interest expense	—	.7
Tax effect	—	(.3)
Interest rate swap, net of tax	—	.4

Defined benefit pension plans:
Actuarial net (loss) gain:
Amortization of net gain included in net period pension expense	.8	.4
Prior service cost:
Amortization of prior service costs included in net period pension expense	.1	(.1)
Tax effect in defined benefit plans	(.4)	(.1)
Defined benefit plans, net of tax	.5	.2

Other comprehensive income, net of tax	2.6	3.1
Comprehensive income	$2.4	$16.6

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	February 28, 2013	November 30, 2012
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$116.5	$143.0
Restricted cash	5.5	5.5
Accounts receivable, net	144.3	130.1
Inventories	101.2	96.2
Prepaid expenses and other	17.2	14.8
Deferred income taxes - current	10.7	10.7
Total Current Assets	395.4	400.3
Property, plant and equipment, net	221.6	222.8
Trademarks and other intangible assets, net	78.5	79.6
Goodwill	87.2	86.7
Deferred income taxes - non-current	65.7	65.7
Deferred financing fees	10.7	11.3
Other assets	7.3	7.3
Total Assets	$866.4	$873.7
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$10.5	$9.6
Accounts payable	95.8	102.8
Accrued payroll and personal property taxes	16.2	21.8
Employee benefit obligations	2.1	2.1
Accrued interest	6.8	1.8
Other current liabilities	8.3	7.4
Total Current Liabilities	139.7	145.5
Senior notes	250.0	250.0
Long-term debt - other	192.2	192.6
Postretirement benefits other than pensions	7.6	7.7
Pension liabilities	108.7	111.4
Deferred income taxes - non-current	23.8	23.9
Other liabilities	11.1	12.4
Total Liabilities	733.1	743.5
Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 47.7 million and 47.5 million shares issued as of February 28, 2013 and November 30, 2012, respectively	4.8	4.7
Additional contributed capital	332.6	331.8
Retained deficit	(87.4)	(87.2)
Treasury stock at cost; .6 million shares at February 28, 2013 and November 30, 2012	(4.6)	(4.4)
Accumulated other comprehensive loss	(112.1)	(114.7)
Total Shareholders’ Equity	133.3	130.2
Total Liabilities and Shareholders’ Equity	$866.4	$873.7

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2013	2012
Operating Activities
Net (loss) income	$(.2)	$13.5
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on disposal of fixed assets	.1	—
Depreciation and amortization	8.3	8.0
Gain on sale of business	—	(6.0)
Amortization of deferred financing fees	.6	.7
Non-cash stock compensation expense	.5	1.3
Provision for doubtful accounts	—	.1
Provision for obsolete inventories	.3	.3
Deferred income taxes	(.4)	(.2)
Other	—	.1
Changes in operating assets and liabilities:
Accounts receivable	(16.7)	11.0
Inventories	(5.1)	(19.4)
Other current assets	(1.5)	(4.1)
Current liabilities	(3.2)	9.7
Other non-current assets	(.6)	(.3)
Other non-current liabilities	(1.9)	.6
Contribution to defined benefit plan	(2.5)	—
Discontinued operations	(.3)	(1.6)
Net Cash (Used In) Provided By Operating Activities	(22.6)	13.7
Investing Activities
Capital expenditures	(4.7)	(3.6)
Proceeds from sale of businesses	—	10.0
Net Cash (Used In) Provided By Investing Activities	(4.7)	6.4
Financing Activities
Repayment of debt obligations	(.5)	(.5)
Short-term debt borrowings	10.5	11.5
Short-term debt payments	(9.6)	(11.6)
Restricted cash	—	(1.3)
Cash received from exercise of stock options	.1	—
Net Cash Provided By (Used In) Financing Activities	.5	(1.9)
Effect of exchange rate changes on cash	.3	1.5
Net (Decrease) Increase In Cash And Cash Equivalents	(26.5)	19.7
Cash and cash equivalents at beginning of period	143.0	98.9
Cash And Cash Equivalents At End Of Period	$116.5	$118.6
Supplemental Cash Flows Information
Cash paid for:
Interest	$3.0	$3.3
Income taxes	$1.2	$.3

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2013
(In Millions of Dollars, Except Per Share Data)
Note A – Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2012, previously filed with the Securities and Exchange Commission (“SEC”).
The balance sheet at February 28, 2013 has been derived from the unaudited consolidated financial statements at that date and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2012, included in the Company’s Form 10-K filed with the SEC.
Description of Business – The Company is an innovator of emulsion polymers, specialty chemicals and engineered surfaces for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands and long-standing customer relationships. We utilize strategically located manufacturing, technical and other facilities in North America, Europe, China, Thailand and India to service our broad customer base. OMNOVA operates two business segments: Performance Chemicals and Engineered Surfaces.
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
The Performance Chemicals segment consists of two product lines. The Paper and Carpet Chemicals product line encompasses products that have applications in the paper, paperboard and carpet industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), construction, oil/gas drilling and recovery, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers, and various other specialty applications.

Note A – Basis of Presentation (Continued)
Engineered Surfaces – The Engineered Surfaces segment (formerly the Decorative Products segment) develops, designs, produces and markets a broad line of engineered surfacing products, including coated fabrics, vinyl, paper and specialty laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring, ceiling tile and furnishings, transportation markets including busses and mass transit vehicles, marine, automotive and motorcycle OEM seating and manufactured housing, recreational vehicles, medical devices and products and a variety of industrial films applications.
The Engineered Surfaces segment consists of two product lines. The Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets; marine and transportation seating; commercial and residential furniture; automotive soft tops; and automotive after-market applications. The Laminates and Performance Films product line applications include kitchen and bath cabinets; wall surfacing; manufactured housing and recreational vehicle interiors; flooring; commercial and residential furniture; retail display fixtures; home furnishing; commercial appliances; and a variety of industrial film applications.
The Company’s operations are located primarily in the United States, France, China, India and Thailand.
Subsequent Events – The Company has evaluated subsequent events from the date on the balance sheet through the date that these financial statements are being filed with the Securities and Exchange Commission (“SEC”). Other than the items described in Note P, Subsequent Events, no material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.
Accounting Standards Adopted in 2013 – In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, “Presentation of Comprehensive Income” which amends current comprehensive income guidance. This accounting update requires companies to report comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 was effective for the Company December 1, 2012. The adoption of this ASU did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU 2012-2, “Intangibles - Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. ASU 2012-2 was effective for the Company for annual and interim impairment tests performed after December 1, 2012. The adoption of this ASU did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
Accounting Standard Not Yet Adopted – In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income” which requires companies to provide information about the amounts reclassified out of accumulated comprehensive income by component as well as requiring additional disclosures for these amounts. This ASU will be effective for the Company March 1, 2013. The adoption of this ASU will not impact the company's financial position, results of operations or cash flows.
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
During 2012 and the first quarter of 2013, the Company continued to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the Company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company completed the transition production by January 31, 2013. The net cash flows received and paid by the Company relating to the manufacture of commercial wallcovering for J. Josephson during 2013 were not significant.

Note B – Discontinued Operations (Continued)
For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative shares of manufacturing volume produced in the Columbus, Mississippi facility. The Company transferred the production of certain coated fabric products to other company facilities. The transfer was completed during the first quarter of 2013.
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
Net sales of the discontinued businesses were $2.1 million and $16.7 million for the three months ended February 28, 2013 and February 29, 2012, respectively. Losses before income taxes for the discontinued businesses were $0.6 million and $4.8 million for the three months ended February 28, 2013 and February 29, 2012, respectively.
Note C – Fair Value Measurements and Risk
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer who represented more than 10% of the Company’s net trade receivables at February 28, 2013 or greater than 10% of consolidated net sales during the first quarter of 2013.
The Company has one note receivable with a notional amount of $3.8 million. The note receivable is recognized at its fair value using discounted cash flows associated with the note receivable. The fair value of the note receivable was $3.8 million at February 28, 2013.
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
Foreign currency exchange contracts are occasionally used by the Company to manage risks from the change in exchange rates on cash payments between the Company's foreign subsidiaries. Additionally, the Company’s Thailand subsidiary uses foreign currency exchange contracts to manage risks from the change in the exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging limits the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts, translated at current rates, was assets of $2.4 million and $12.8 million as of February 28, 2013 and November 30, 2012, respectively, and liabilities of $8.6 million as of November 30, 2012. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately.

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
As of February 28, 2013 and November 30, 2012, the fair value of the Company’s foreign currency contracts was less than $0.1 million and was recorded as other current assets. Gains and losses on these contracts are recognized in other expense (income).
The Company does not enter into derivative instruments for trading or speculative purposes.
Fair Value Measurements
Assets and liabilities that are within the provisions of Accounting Standards Codification 820 are recorded at fair value using market and income valuation approaches and considers the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.
The following financial assets and liabilities were measured at fair value on a recurring basis during the first three months of 2013:

Fair Value Measurements
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Foreign currency exchange contracts	$—	$—	$—	$—
Note receivable	3.8	—	—	3.8
Total Assets	$3.8	$—	$—	$3.8
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
Note D – Other Expense (Income)
The following table sets forth the major components of other expense (income):

	Three Months Ended
(Dollars in millions)	February 28, 2013	February 29, 2012
Gain on foreign currency transactions	$(.1)	$(.3)
Sale of scrap	(.3)	(.4)
Withholding tax settlement	.5	—
Other non-income taxes	.2	.2
Other	(.3)	(.3)
	$—	$(.8)

Note E – Restructuring and Severance
The following table is a summary of restructuring and severance charges for the first quarters of 2013 and 2012:

	Three Months Ended
(Dollars in millions)	February 28, 2013	February 29, 2012
Severance Expense	$.2	$.5
Closure Costs	.6	—
Total	$.8	$.5
During the first quarter of 2013, the Company recognized restructuring and severance costs related to its continuing operations of $0.8 million for Engineered Surfaces primarily relating to plant closure costs and workforce reduction actions at its Columbus, Mississippi facility. During the first quarter of 2012, the Company recognized severance costs of $0.5 million for Engineered Surfaces related to workforce reduction actions. The Company expects to recognize an additional $0.9 million of closure and severance costs related to the closure of its Columbus, Mississippi facility during the remainder of 2013.
Additionally, during the first quarter of 2013, the Company recognized $0.5 million of severance expense related to its discontinued operations, primarily due to workforce reduction actions.

Note F – Income Per Share
The following table sets forth the computation of earnings per common share and fully diluted earnings per common share as calculated under the two-class method:

	Three Months Ended
(Dollars in millions)	February 28, 2013	February 29, 2012
Basic Earnings Per Share:
Income from continuing operations	$.2	$10.7
Income from continuing operations allocated to participating securities	—	.4
Income from continuing operations allocated to common stockholders	$.2	$10.3
(Loss) income from discontinued operations	$(.4)	$2.8
Income from discontinued operations allocated to participating securities	—	—
(Loss) income from discontinued operations allocated to common stockholders	$(.4)	$2.8
Net (loss) income	$(.2)	$13.5
Net income allocated to participating securities	—	.4
Net (loss) income allocated to common stockholders	$(.2)	$13.1
Weighted-average common shares outstanding – basic	46.1	45.9
Income from continuing operations per common share – basic	$—	$.23
Income from discontinued operations per common share – basic	$—	$.06
Net income per common share – basic	$—	$.29

	Three Months Ended
(Dollars in millions)	February 28, 2013	February 29, 2012
Diluted Earnings Per Share:
Income from continuing operations	$.2	$10.7
Income from continuing operations allocated to participating securities	—	.4
Income from continuing operations allocated to common stockholders	$.2	$10.3
(Loss) income from discontinued operations	$(.4)	$2.8
Income from discontinued operations allocated to participating securities	—	—
(Loss) income from discontinued operations allocated to common stockholders	$(.4)	$2.8
Net (loss) income	$(.2)	$13.5
Net income allocated to participating securities	—	.4
Net (loss) income allocated to common stockholders	$(.2)	$13.1
Weighted-average common shares outstanding – basic	46.1	45.9
Dilutive effect of stock options	.6	.1
Weighted-average common shares outstanding – assuming dilution	46.7	46.0
Income from continuing operations per common share – assuming dilution	$—	$.23
Income from discontinued operations per common share – assuming dilution	$—	$.06
Net income per common share – assuming dilution	$—	$.29

Note F – Income Per Share (Continued)
The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Three Months Ended
	February 28, 2013	February 29, 2012
Weighted-average common shares outstanding	46.0	44.7
Weighted-average participating shares outstanding	.1	1.2
Total weighted-average shares outstanding—basic	46.1	45.9
Dilutive effect of stock options	.6	.1
Total weighted-average shares outstanding—assuming dilution	46.7	46.0
Options to purchase common stock and restricted shares of the Company totaling .1 million and 1.1 million during the first quarters of 2013 and 2012 respectively, were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.
Note G – Comprehensive Income
The following table reflects the changes in the components of accumulated other comprehensive loss for the three months ended February 28, 2013:

	Foreign Currency Items	Unrealized Loss on Interest Rate Swap	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Beginning balance - November 30, 2012	$(2.2)	$—	$(112.5)	$(114.7)

Current period other comprehensive income	2.1	—	.5	2.6
Ending balance - February 28, 2013	$(.1)	$—	$(112.0)	$(112.1)
In November 2010, the Company terminated and settled an interest rate swap related to its previous $150 million Term Loan B at a cost of $4.3 million. As required under applicable accounting guidance, this amount was recognized in Accumulated Other Comprehensive Income (Loss) and was being amortized into interest expense through May 2012, the original term of the interest rate swap agreement.
Note H – Inventories
Inventories are stated at the lower of cost or market value. All U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $68.9 million or 49.3% and $71.4 million or 52.2% of inventories at February 28, 2013 and November 30, 2012, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using the first-in, first-out (“FIFO”) or average cost method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations.

(Dollars in millions)	February 28, 2013	November 30, 2012
Raw materials and supplies	$48.6	$48.6
Work-in-process	7.8	6.4
Finished products	83.5	81.8
Acquired cost of inventories	139.9	136.8
Excess of acquired cost over LIFO cost	(28.4)	(29.9)
Obsolescence reserves	(10.3)	(10.7)
Net Inventories	$101.2	$96.2

Note I – Debt and Credit Lines
Amounts due banks consist of the following debt obligations that are due within the next twelve months:

(Dollars in millions)	February 28, 2013	November 30, 2012
$200 million Term Loan B – current portion (interest at 5.5%)	$2.0	$2.0
Foreign subsidiaries borrowings (interest at 5.4% - 12.85%)	8.5	7.6
Total	$10.5	$9.6
The Company has borrowing facilities at certain of its foreign subsidiaries in China, India and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $4.5 million at February 28, 2013 and $3.6 million at November 30, 2012. Foreign borrowings that were secured by a compensating cash balance in the U.S. were $4.0 million as of February 28, 2013 and $4.0 million as of November 30, 2012. As of February 28, 2013, total borrowing capacity for these foreign working capital credit lines was $16.5 million. Also, as of February 28, 2013, there were $4.0 million in letters of credit issued under the foreign letters of credit facilities.
The Company’s long-term debt consists of the following:

(Dollars in millions)	February 28, 2013	November 30, 2012
$200 million Term Loan B (interest at 5.5%)	$195.5	$196.0
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 2.45%)	—	—
	445.5	446.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(1.3)	(1.4)
Total Long-Term Debt	$442.2	$442.6
The Senior Unsecured Notes ("Senior Notes") have a face value of $250 million with a 7.875% interest rate which is payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. The Company may redeem a portion of the outstanding Senior Notes any time after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.
The Company also has a $200 million Term Loan (“Term Loan”). The Term Loan is secured by the property, plant and equipment and intangible assets of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.75%. The applicable margin for the eurodollar rate is initially 4.0%. However, if the Company’s net leverage ratio falls below 2.75, the applicable margin will decrease to 3.75%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 3.0%. However, if the Company’s net leverage ratio, as defined in the Term Loan, falls below 2.75, the applicable margin will decrease to 2.75%. As of February 28, 2013, the Net Leverage Ratio was 3.4x. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2017. The Company does not expect to make any annual excess free cash flow payments for 2013. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met including an interest coverage ratio of 2.0. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases

Note I – Debt and Credit Lines (Continued)
annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .8 to 1 at February 28, 2013. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $97.4 million for the last twelve months ended February 28, 2013 which provided a cushion of approximately $69.0 million for covenant measurement purposes.
The Company issued the Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.
The Company also has a Senior Secured Revolving Credit Facility (“Facility”) with a potential availability of $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility matures December 8, 2015. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on February 28, 2013 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the New Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the first quarter of 2013 and averaged $78.0 million.
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
At February 28, 2013, the Company had $80.4 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At February 28, 2013, domestic letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $78.1 million.
The weighted-average interest rate on the Company’s debt was 6.85% and 6.97% during the first three months of 2013 and 2012, respectively.
Deferred financing costs incurred in connection with the issuance of the Senior Notes, the $200 million Term Loan and the Facility are being amortized over the respective terms of the underlying debt. Total amortization expense of deferred financing costs was $0.6 million and $0.7 million for the first quarters of 2013 and 2012, respectively.
The fair value of the Company’s debt at February 28, 2013 approximated $471.4 million, which is higher than the carrying value of $454.0 million as a result of prevailing market rates on the Company’s debt.
On March 7, 2013, as described in Note P - Subsequent Event, the Company amended its existing $200 million Term Loan.

Note J – Share-Based Employee Compensation
The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million shares of Company stock in the aggregate for a) awards of options to purchase shares of OMNOVA Solutions’ common stock, b) performance stock and performance units, c) restricted stock, d) deferred stock or e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of February 28, 2013, approximately 3.3 million shares of Company common stock remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years.
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
During the first three months of 2013, no stock options were issued, 17,750 stock options expired or were forfeited and 22,500 stock options were exercised.
During the first three months of 2013, 179,500 restricted shares were issued, 10,491 restricted shares vested and 3,950 shares were forfeited.
Compensation expense for all share-based payments including defined contribution plans, included in general and administrative expense, was $0.5 million during each of the first three months of 2013 and 2012.
As of February 28, 2013, there was $3.7 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
Cash received from stock options exercised was $0.1 million during the first quarter of 2013.
Note K – Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(Dollars in millions)	Pension Plans		Health Care Plans
Three months ended February 28, 2013 and February 29, 2012	2013	2012	2013	2012
Service costs	$.4	$.3	$—	$—
Interest costs	3.1	2.5	.1	.1
Expected return on plan assets	(3.7)	(2.5)	—	—
Amortization of net actuarial loss (gain)	1.3	.6	(.3)	(.4)
Amortization of prior service costs	—	—	(.1)	(.1)
Net periodic cost (benefit)	$1.1	$.9	$(.3)	$(.4)
During the first quarter of 2013, the Company contributed $2.5 million to its U.S. pension plan trust.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Prior to fiscal 2012, Company contributions were made with Company stock. Effective December 1, 2012, all Company contributions are made in cash. Expense for this plan was $0.8 million for each of the first quarters of 2013 and 2012.

Note L – Contingencies
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
In August 2010, the Company was sued by the insurer of Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was awarded $3.4 million in damages. The Company had not recorded any liability for a potential loss based on its judgment that there was no probable risk of a material loss. The Company's insurer has accepted coverage. The Company has a $0.5 million insurance deductible, of which approximately $0.3 million has been paid through February 28, 2013. The matter is currently under appeal. Accordingly, as of February 28, 2013, the Company recorded a liability of $3.4 million and an insurance receivable of $3.2 million.
Note M – Business Segment Information
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
Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs, asset write-offs and other items. However, management excludes restructuring and severance costs, asset write-offs and other items when evaluating the results and allocating resources to the segments.
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

Note M – Business Segment Information (Continued)
The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income from continuing operations before income taxes.

	Three Months Ended
(Dollars in millions)	February 28, 2013	February 29, 2012
Net Sales
Performance Chemicals
Paper and Carpet Chemicals	$67.3	$86.5
Specialty Chemicals	123.9	131.9
Total Performance Chemicals	$191.2	$218.4
Engineered Surfaces
Coated Fabrics	$28.9	$28.2
Laminates and Performance Films	31.6	29.3
Total Engineered Surfaces	60.5	57.5
Total Net Sales	$251.7	$275.9
Segment Operating Profit
Performance Chemicals	$14.5	$25.7
Engineered Surfaces	.5	2.5
Total Segment Operating Profit	15.0	28.2
Interest expense	(8.6)	(9.5)
Corporate expense	(5.6)	(4.5)
Income From Continuing Operations Before Income Taxes	$.8	$14.2
Note N – Income Taxes
The Company recorded income tax expense of $0.6 million and $3.5 million for the first quarters of 2013 and 2012, respectively.
The Company’s first quarter 2013 effective tax rate of 75.0% was higher than its domestic federal statutory rate primarily due to losses in foreign jurisdictions in which no tax benefit can be recognized, as well as the relatively low pre-tax income in the first quarter of 2013.
At both February 28, 2013 and November 30, 2012, the total unrecognized tax benefits excluding interest and penalties were $4.3 million. The total amount of penalties and interest recognized in the statement of financial position were $1.1 million as of both February 28, 2013 and November 30, 2012.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. During the three months ended February 28, 2013, the Company recognized no interest and penalty expense.
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

Note N – Income Taxes (Continued)
As of February 28, 2013, the Company had approximately $116.8 million of domestic federal net operating loss carryforwards (NOLCs), $90.0 million of state and local NOLCs, $0.6 million foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the tax years 2022 through 2032 while the foreign tax credit carryforwards expire between tax years 2013 and 2021. The Company has approximately $19.6 million of domestic capital loss carryforwards, which are expected to expire by the tax year 2017. The Company has provided a valuation allowance against the capital loss carryforwards as the Company does not expect to utilize the carryforwards before the expiration period.
With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2007.
Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness
The $250 million Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). Current guarantor subsidiaries include Engineered Surfaces Thailand Inc. (“Ohio”) and OMNOVA Wallcovering (U.S.A.) Inc. Presented below are the condensed financial statements of OMNOVA Solutions (“Parent”) as borrower, its combined Guarantor subsidiaries and its combined Non-Guarantor subsidiaries. The income (loss) of the Company’s subsidiary guarantors and non-guarantors in these Condensed Consolidating Statements of Operations are presented under the equity method for purposes of this disclosure only.
Condensed Consolidating Statements of Operations for the Three Months Ended February 28, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$159.4	$—	$98.8	$(6.5)	$251.7
Cost of products sold	127.7	—	81.6	(6.6)	202.7
Gross profit	31.7	—	17.2	.1	49.0

Selling, general and administrative	21.1	.1	9.3	—	30.5
Depreciation and amortization	4.1	—	4.2	—	8.3
Restructuring and severance	.8	—	—	—	.8
Interest expense	7.0	(.5)	2.0	.1	8.6
(Income) loss from subsidiaries	(.3)	(.6)	—	.9	—
Other (income) expense, net	(.8)	(.1)	1.0	(.1)	—
	31.9	(1.1)	16.5	.9	48.2
(Loss) income from continuing operations before income taxes	(.2)	1.1	.7	(.8)	.8
Income tax (benefit) expense	(.4)	.9	.1	—	.6
Income (loss) from continuing operations	.2	.2	.6	(.8)	.2
(Loss) from discontinued operations	(.4)	—	—	—	(.4)
Net (Loss) Income	$(.2)	$.2	$.6	$(.8)	$(.2)

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations for the Three Months Ended February 29, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$178.6	$—	$103.9	$(6.6)	$275.9
Cost of products sold	140.1	—	81.4	(6.5)	215.0
Gross profit	38.5	—	22.5	(.1)	60.9

Selling, general and administrative	19.3	.4	9.8	—	29.5
Depreciation and amortization	4.1	—	3.9	—	8.0
Restructuring and severance	.5	—	—	—	.5
Interest expense	8.1	(.5)	2.0	(.1)	9.5
(Income) loss from subsidiaries	(4.5)	(5.2)	—	9.7	—
Other (income) expense, net	(.7)	(.2)	.1	—	(.8)
	26.8	(5.5)	15.8	9.6	46.7
Income (loss) from continuing operations before income taxes	11.7	5.5	6.7	(9.7)	14.2
Income tax expense (benefit)	3.1	—	.4	—	3.5
Income (loss) from continuing operations	8.6	5.5	6.3	(9.7)	10.7
Income (loss) from discontinued operations	4.9	(1.0)	(1.1)	—	2.8
Net Income (Loss)	$13.5	$4.5	$5.2	$(9.7)	$13.5

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended February 28, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income	$(.2)	$.2	$.6	$(.8)	$(.2)

Other comprehensive income (loss), net of tax	2.6	1.6	1.2	(2.8)	2.6
Comprehensive income (loss)	$2.4	$1.8	$1.8	$(3.6)	$2.4

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended February 29, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income	$13.5	$4.5	$5.2	$(9.7)	$13.5

Other comprehensive income (loss), net of tax	3.1	6.3	1.1	(7.4)	3.1
Comprehensive income (loss)	$16.6	$10.8	$6.3	$(17.1)	$16.6

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position February 28, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$72.6	$—	$43.9	$—	$116.5
Restricted cash	5.5	—	—	—	5.5
Accounts receivable, net	71.8	—	72.5	—	144.3
Inventories	50.3	—	51.8	(.9)	101.2
Prepaid expenses and other	7.4	—	9.8	—	17.2
Deferred income taxes	7.2	—	4.0	(.5)	10.7
Total Current Assets	214.8	—	182.0	(1.4)	395.4

Property, plant and equipment, net	109.0	—	112.6	—	221.6
Trademarks and other intangible assets, net	88.8	—	87.6	—	176.4
Deferred income taxes - non-current	66.7	—	6.1	(7.1)	65.7
Investments in subsidiaries and intercompany	458.0	203.3	161.9	(823.2)	—
Other assets	1.1	3.8	2.4	—	7.3
Total Assets	$938.4	$207.1	$552.6	$(831.7)	$866.4

LIABILITIES AND SHARE HOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$8.5	$—	$10.5
Accounts payable	44.4	.3	51.1	—	95.8
Accrued payroll and personal property taxes	11.8	—	4.4	—	16.2
Employee benefit obligations	2.1	—	—	—	2.1
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	12.7	2.6	1.7	(1.9)	15.1
Total Current Liabilities	73.0	2.9	66.3	(2.5)	139.7

Long-term debt	442.2	—	—	—	442.2
Postretirement benefits other than pensions	7.6	—	—	—	7.6
Pension liabilities	96.2	—	12.5	—	108.7
Deferred income taxes	—	—	30.9	(7.1)	23.8
Intercompany	177.9	143.1	374.9	(695.9)	—
Other liabilities	8.2	—	2.9	—	11.1
Total Liabilities	805.1	146.0	487.5	(705.5)	733.1
Shareholders’ Equity
Common stock	4.8	—	16.2	(16.2)	4.8
Additional contributed capital	332.6	153.1	13.5	(166.6)	332.6
Retained (deficit) earnings	(87.4)	(87.8)	37.3	50.5	(87.4)
Treasury stock	(4.6)	—	—	—	(4.6)
Accumulated other comprehensive (loss) income	(112.1)	(4.2)	(1.9)	6.1	(112.1)
Total Shareholders’ Equity	133.3	61.1	65.1	(126.2)	133.3
Total Liabilities and Shareholders’ Equity	$938.4	$207.1	$552.6	$(831.7)	$866.4

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Financial Position November 30, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$98.7	$—	$44.3	$—	$143.0
Restricted cash	5.5	—	—	—	5.5
Accounts receivable, net	68.8	—	61.3	—	130.1
Inventories	45.7	—	51.6	(1.1)	96.2
Deferred income taxes	7.2	—	4.0	(.5)	10.7
Prepaid expenses and other	6.3	—	8.5	—	14.8
Assets held for sale - current	—	—	—	—	—
Total Current Assets	232.2	—	169.7	(1.6)	400.3

Property, plant and equipment, net	110.2	—	112.6	—	222.8
Trademarks and other intangible assets, net	89.8	—	87.8	—	177.6
Deferred income taxes	67.0	—	6.1	(7.4)	65.7
Investments in subsidiaries and intercompany	456.6	203.8	460.3	(1,120.7)	—
Other assets	1.1	3.8	2.4	—	7.3
Total Assets	$956.9	$207.6	$838.9	$(1,129.7)	$873.7

LIABILITIES AND SHARE HOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$7.6	$—	$9.6
Accounts payable	54.2	.2	48.6	(.2)	102.8
Accrued payroll and personal property taxes	16.4	—	5.4	—	21.8
Employee benefit obligations	2.1	—	—	—	2.1
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	9.1	2.7	3.2	(5.8)	9.2
Liabilities held for sale - current	—	—	—	—	—
Total Current Liabilities	83.8	2.9	65.4	(6.6)	145.5

Long-term debt	442.6	—	—	—	442.6
Postretirement benefits other than pensions	7.7	—	—	—	7.7
Pension liabilities	99.2	—	12.2	—	111.4
Deferred income taxes	—	—	31.3	(7.4)	23.9
Intercompany	183.8	141.3	674.7	(999.8)	—
Other liabilities	9.6	—	2.7	.1	12.4
Total Liabilities	826.7	144.2	786.3	(1,013.7)	743.5
Shareholders’ Equity
Common stock	4.7	—	16.2	(16.2)	4.7
Additional contributed capital	331.8	153.2	4.9	(158.1)	331.8
Retained (deficit) earnings	(87.2)	(86.4)	34.6	51.8	(87.2)
Treasury stock	(4.4)	—	—	—	(4.4)
Accumulated other comprehensive (loss) income	(114.7)	(3.4)	(3.1)	6.5	(114.7)
Total Shareholders’ Equity	130.2	63.4	52.6	(116.0)	130.2
Total Liabilities and Shareholders’ Equity	$956.9	$207.6	$838.9	$(1,129.7)	$873.7

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Cash Flows Three Months Ended February 28, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used in) Provided By Operating Activities	$(22.5)	$.8	$.5	$(1.4)	$(22.6)

Investing Activities
Capital expenditures	(2.5)	—	(2.2)	—	(4.7)
Net Cash Used In Investing Activities	(2.5)	—	(2.2)	—	(4.7)

Financing Activities
Repayment of debt obligations	(.5)	—	—	—	(.5)
Short-term debt (payments), net	—	—	.9	—	.9
Payments received from the exercise of stock options	.1	—	—	—	.1
Net Cash (Used In) Provided by Financing Activities	(.4)	—	.9	—	.5
Effect of exchange rate changes on cash	(.7)	(.8)	.4	1.4	.3
Net Decrease In Cash And Cash Equivalents	(26.1)	—	(.4)	—	(26.5)
Cash and cash equivalents at beginning of period	98.7	—	44.3	—	143.0
Cash And Cash Equivalents At End Of Period	$72.6	$—	$43.9	$—	$116.5

Condensed Consolidating Statements of Cash Flows Three Months Ended February 29, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By (Used In) Operating Activities	$21.8	$—	$(8.9)	$.8	$13.7

Investing Activities
Capital expenditures	(2.0)	—	(1.6)	—	(3.6)
Proceeds from asset sale	10.0	—	—	—	10.0
Net Cash Provided By (Used In) Investing Activities	8.0	—	(1.6)	—	6.4

Financing Activities
Repayment of debt obligations	(.5)	—	—	—	(.5)
Short-term debt (payments), net	—	—	(.1)	—	(.1)
Restricted cash	(1.3)	—	—	—	(1.3)
Net Cash (Used In) Provided by Financing Activities	(1.8)	—	(.1)	—	(1.9)
Effect of exchange rate changes on cash	.9	—	1.4	(.8)	1.5
Net Increase (Decrease) In Cash And Cash Equivalents	28.9	—	(9.2)	—	19.7
Cash and cash equivalents at beginning of period	55.1	—	43.8	—	98.9
Cash And Cash Equivalents At End Of Period	$84.0	$—	$34.6	$—	$118.6

Note P - Subsequent Event
Debt Refinancing
On March 7, 2013, due to lower prevailing interest rates, the Company amended its existing $200 million Term Loan that had a balance of $195.5 million. The amendment extends the facility maturity date to May 2018 and reduces the borrowing spreads. The eurodollar rate is now subject to a floor of 1.25% instead of the previous 1.75% and the applicable margin is now 3.00% instead of the previous 3.75%. The Amended Term Loan retains most of the other provisions of the $200 million Term Loan, including annual principal payments of $2.0 million with the balance to be repaid at maturity. Certain covenants have been removed including eliminating the interest coverage ratio and restrictions on capital spending.
In connection with this refinancing action, the Company incurred approximately $0.9 million in fees of which $0.8 million will be expensed in the second quarter of 2013 as financing expense and the remainder will be recorded as deferred financing fees which will be amortized over the term of the debt. Additionally, $0.4 million of existing deferred financing fees and $0.2 million of existing deferred original issue discount fees will be written-off in the second quarter of 2013. As a result of this refinancing action, the Company anticipates annual interest expense savings of $2.4 million, at current market rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, residential and industrial end uses. As discussed in Note A to the Company’s Unaudited Interim Consolidated Financial Statements, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, phenolic and diphenylamine antioxidants, hollow plastic pigment, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products are tailored resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper, paperboard, specialty coatings, carpet, nonwovens, construction, oil/gas drilling, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers and various other specialty applications. The Engineered Surfaces segment develops, designs, produces and markets a broad line of engineered surfacing products, including coated fabrics, laminates and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction; kitchen and bath cabinets; transportation markets including bus and other mass transit vehicles, marine, automotive and motorcycle OEM seating; recreational vehicles and manufactured housing; flooring; commercial and residential furniture; retail display fixtures; home furnishings and commercial appliances; and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1, Business, of the Company’s 2012 Annual Report on Form 10-K for further description of and background on the Company’s operating segments.
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
The Company’s chief operating decision maker, its CEO, evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A of the Company’s Unaudited Interim Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note M of the Company’s Unaudited Interim Consolidated Financial Statements.
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
OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 43% of its sales in the first quarter of 2013. Customers with sales price index contracts are primarily in the paper and carpet chemicals product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e., styrene and butadiene). The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.
The remainder of Performance Chemicals’ sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-added and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period.
Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2010 through 2012 and estimated purchases for 2013 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2013 (estimated)	185	$0.71 - $0.93
2012	177	$0.57 - $0.78
2011*	205	$0.65 - $0.77
2010	180	$0.54 - $0.68
*The increase over 2010 is partially due to the requirements of the acquired ELIOKEM business.
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2010 through 2012 and estimated purchases for 2013 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2013 (estimated)	165	$0.70 - $1.28
2012	158	$0.84 - $1.98
2011*	175	$0.86 - $1.77
2010	135	$0.63 - $0.94
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
During 2012 and the first quarter of 2013, the Company continued to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the Company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company completed the transition production by January 31, 2013. The net cash flows received and paid by the Company relating to the manufacture of commercial wallcovering for J. Josephson during 2013 were not significant.
For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative shares of manufacturing volume produced in the Columbus, Mississippi facility. The Company transferred the production of certain coated fabric products to other company facilities. The transfer was completed during the first quarter of 2013.
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
Net sales of the discontinued businesses were $2.1 million and $16.7 million for the three months ended February 28, 2013 and February 29, 2012, respectively. Loss before income taxes for the discontinued businesses were $0.6 million and $4.8 million for the three months ended February 28, 2013 and February 29, 2012, respectively.
Results of Operations for the Three Months Ended February 28, 2013 Compared to the Three Months Ended February 29, 2012
The Company's net sales in the first quarter of 2013 were $251.7 million compared to $275.9 million in the first quarter of 2012. The Performance Chemicals business segment revenue decreased by $27.2 million or 12.5% while the Engineered Surfaces business segment revenue increased $3.0 million or 5.2%. Contributing to the net sales decrease in 2013 were lower volume of $19.7 million or 7.1% and reduced pricing of $4.7 million, partially offset by favorable currency translation effects of $0.2 million.
Gross profit in the first quarter of 2013 was $49.0 million with a gross profit margin of 19.5% compared to gross profit of $60.9 million and a gross profit margin of 22.1% in the first quarter of 2012. The decrease in gross profit margin was primarily due to lower sales volumes, reduced pricing and related manufacturing cost absorption.
Selling, general and administrative expense in the first quarter of 2013 increased $1.0 million, to $30.5 million, or 12.1% of sales, compared to $29.5 million, or 10.7% of net sales in the first quarter of 2012. The increase was primarily due to higher outside services, health care and other employee costs.
Interest expense was $8.6 million in the first quarter of 2013, compared to $9.5 million for the same period a year ago. Included in interest expense for the first three months of 2012 is approximately $1.3 million related to an interest rate swap that was settled in the first quarter of 2011.
Income tax expense was $0.6 million in the first quarter of 2013, a 75% effective income tax rate, compared to income tax expense of $3.5 million, or a 24.6% effective tax rate in the first quarter of 2012. The Company’s first quarter 2013 effective tax rate of 75.0% was higher than its domestic federal statutory rate primarily due to losses in foreign jurisdictions for which no tax benefit can be recognized, as well as the relatively low pre-tax income in the first quarter of 2013. The lower rate in the first three months of 2012 was primarily due to a foreign tax benefit of $1.0 million. Cash tax payments in the U.S. are expected to be minimal for the next few years as the Company has $116.8 million of U.S. federal net operating loss carryforwards, $90.0 million of state and local net operating loss carryforwards, $0.6 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local net operating loss carryforwards expire between 2022 and 2032.
The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company's policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2012, the non-U.S. subsidiaries have a cumulative unremitted foreign loss position of $64.9 million.
The Company generated income from continuing operations of $0.2 million or breakeven per diluted share in the first quarter of 2013 compared to $10.7 million or $0.23 per diluted share in the first quarter of 2012.
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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	February 28,	February 29,
(Dollars in millions)	2013	2012
Net Sales:
Performance Chemicals
Paper and Carpet Chemicals	$67.3	$86.5
Specialty Chemicals	123.9	131.9
Total Performance Chemicals	191.2	218.4
Engineered Surfaces
Coated Fabrics	28.9	28.2
Laminates and Performance Films	31.6	29.3
Total Engineered Surfaces	60.5	57.5
Consolidated Net Sales	$251.7	$275.9
Segment Gross Profit:
Performance Chemicals	$36.7	$48.4
Engineered Surfaces	12.3	12.5
Consolidated Gross Profit	$49.0	$60.9
Segment Operating Profit:
Performance Chemicals	$14.5	$25.7
Engineered Surfaces	.5	2.5
Interest expense	(8.6)	(9.5)
Corporate expense	(5.6)	(4.5)
Consolidated Income from Continuing Operations Before Income Taxes	$.8	$14.2
Performance Chemicals
Performance Chemicals' net sales decreased $27.2 million to $191.2 million during the first quarter of 2013 compared to $218.4 million during the first quarter of 2012. The decrease was primarily due to volume declines of $22.2 million and lower customer pricing of $4.9 million as raw material costs decreased. Net sales for the Paper and Carpet Chemicals product line decreased $19.2 million to $67.3 million during the first quarter of 2013 compared to $86.5 million during the first quarter of 2012 driven primarily by lower year-over-year volumes in both markets. Net sales for the Specialty Chemicals product line decreased $8.0 million to $123.9 million during the first quarter of 2013, compared to $131.9 million during the first quarter of 2012, driven primarily by lower sales in tire cord, elastomeric modifiers, specialty rubbers and contract manufacturing, which were partially offset by growth in nonwovens, oil and gas drilling chemicals, antioxidants, tape/adhesives and floor care applications.
Performance Chemicals' gross profit was $36.7 million with a gross profit margin of 19.2% during the first quarter of 2013 compared to $48.4 million with a gross profit margin of 22.2% in the first quarter of 2012.

This segment generated an operating profit of $14.5 million in the first quarter of 2013 compared to $25.7 million in the first quarter of 2012. The decrease in segment operating profit was primarily due to the incremental margin impact of the lower sales volumes and lower customer pricing, partially offset by lower raw material costs. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2013 include a foreign employee withholding tax assessment and other charges of $0.6 million.
Engineered Surfaces
Engineered Surfaces' net sales increased $3.0 million, or 5.2%, to $60.5 million in the first quarter of 2013 from $57.5 million in the first quarter of 2012 primarily due to higher volumes of $2.5 million and positive pricing actions. Coated Fabrics net sales were $28.9 million in the first quarter of 2013 compared to $28.2 million in the first quarter of 2012 as sales improved in Asia, but declined in North America. The improvement in Asia was primarily due to higher volumes in transportation markets as a result of new automotive wins. The decline in North America was primarily due to customer pre-buys in the fourth quarter of 2012 in anticipation of the Columbus, Mississippi manufacturing plant shutdown. Net sales for the Laminates and Performance Films product lines were $31.6 million during the first quarter of 2013 compared to $29.3 million during the first quarter of 2012. Laminate product line sales increased $2.9 million as sales improved in the residential and commercial construction related markets including kitchen and bath, flooring, store fixture and display applications while the Performance Film product line sales declined $0.6 million on weakness in pool liner and industrial applications partially offset by improvements in shower pan liners.
Engineered Surfaces' gross profit was $12.3 million with a gross profit margin of 20.3% during the first quarter of 2013 compared to $12.5 million and a gross profit margin of 21.7% in the first quarter of 2012.
Segment operating profit was $0.5 million for the first quarter of 2013 compared to $2.5 million for the first quarter of 2012. The first quarter of 2013 includes the incremental margin on higher volume of $1.5 million and positive pricing actions, offset by higher raw material and manufacturing costs compared to the prior year. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2013 include plant closure and transition costs of $1.1 million, and workforce reduction costs of $0.2 million, while the first quarter of 2012 includes asset impairment and other charges of $0.5 million.
Corporate
Corporate expenses were $5.6 million in the first quarter of 2013 compared to $4.5 million in the first quarter of 2012. The increase is primarily due to higher employment costs and outside services.
Financial Resources

	Three Months Ended
	February 28,	February 29,
	2013	2012	Change
Cash (used in) provided by operating activities	$(22.6)	$13.7	$(36.3)
Cash (used in) provided by investing activities	$(4.7)	$6.4	$(11.1)
Cash provided by (used in) financing activities	$0.5	$(1.9)	$2.4
(Decrease) increase in cash and cash equivalents	$(26.5)	$19.7	$(46.2)

Cash used in operating activities was $22.6 million in the three months ended February 28, 2013 compared to cash provided by operations of $13.7 million in the three months ended February 29, 2012. Cash provided by operations decreased in 2013 primarily due to lower profitability and an increase in working capital. Accounts receivable increased as the Company’s Days Sales Outstanding (“DSO”) increased from 45.8 days at November 30, 2012 to 47.3 days at February 28, 2013. Additionally, during 2013, the Company contributed $2.5 million to its pension trust.
Cash used in investing activities was $4.7 million in the three months ended February 28, 2013, compared to cash provided of $6.4 million in the three months ended February 29, 2012. Included in 2012 is $10.0 million of proceeds from the sale of the Company’s North American wallcovering business. Additionally, the Company incurred $4.7 million of capital expenditures in the three months ended February 28, 2013 compared to $3.6 million in the three months ended February 29, 2012. The Company expects to spend approximately $30.0 million—$35.0 million for capital expenditures during 2013. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.

Cash provided by financing activities in the three months ended February 28, 2013 was $0.5 million which was primarily due to an increase in short-term debt borrowings in India, partially offset by Term Loan debt repayments of $0.5 million. Cash used in financing activities in the three months ended February 29, 2012 was $1.9 million, primarily related to an increase in restricted cash used as a compensating balance and repayments of debt obligations. Total debt was $454.0 million as of February 28, 2013, which includes $250.0 million for Senior Notes, $195.5 million for the Term Loan and $8.5 million of foreign debt, compared to $453.6 million as of November 30, 2012. The Company’s cash balance of $122.0 million, excluding restricted cash of $5.5 million, at February 28, 2013 consists of $78.1 million in the U.S., $16.4 million in Europe and $27.5 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash.
Debt
Please refer to Note I to the Unaudited Interim Consolidated Financial Statements for a discussion of debt.

On March 7, 2013, due to lower prevailing interest rates, the Company amended its existing $200 million Term Loan that had a balance of $195.5 million. The amendment extends the facility maturity date to May 2018 and reduces the borrowing spreads. The eurodollar rate is now subject to a floor of 1.25% instead of the previous 1.75% and the applicable margin is now 3.00% instead of the previous 3.75%. The Amended Term Loan retains most of the other provisions of the $200 million Term Loan, including annual principal payments of $2.0 million with the balance to be repaid at maturity. Certain covenants have been removed including eliminating the interest coverage ratio and restrictions on capital spending.

In connection with this refinancing action, the Company incurred approximately $0.9 million in fees of which $0.8 million will be expensed in the second quarter of 2013 as financing expense and the remainder will be recorded as deferred financing fees which will be amortized over the term of the debt. Additionally, $0.4 million of existing deferred financing fees and $0.2 million of existing deferred original issue discount fees will be written-off in the second quarter of 2013. As a result of this refinancing action, the Company anticipates annual interest expense savings of $2.4 million, at current market rates.
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

Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended November 30, 2012, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.
Environmental Matters
The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2013 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.
Employee Matters
At February 28, 2013, the Company employed approximately 2,400 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 9.8% or 235 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

New Accounting Pronouncements
Please refer to Note A to the Unaudited Consolidated Financial Statements for a discussion of accounting standards adopted in 2013 and accounting standards not yet adopted.
Forward-Looking Statements
This quarterly report on Form 10-Q includes descriptions of our current business, operations, assets and other matters affecting the Company as well as “forward-looking statements” as defined by federal securities laws. All forward-looking statements by the Company including verbal statements, are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectation, judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address business conditions and prospects, strategy, capital structure, sales, profits, earnings, markets, products, technology, operations, customers, raw materials, claims and litigations, financial condition, and accounting policies among other matters. Words such as, but not limited to, “will,” “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.
All descriptions of our current business, operations and assets, as well as all forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates or proposes to operate. Other risks and uncertainties are more specific to the Company’s businesses including businesses the Company acquires. There may be risks and uncertainties not currently known to us. The occurrence of such risks and uncertainties and the impact of such occurrences is often not predictable or within the Company’s control. Such impacts could adversely effect the Company’s business, operations or assets as well as the Company's results and, in some cases, such effect could be material. Certain risk factors facing the Company are described below or elsewhere in this Form 10-Q.

All written and verbal descriptions of our current business, operations and assets and all forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risks, uncertainties, and cautionary statements contained herein. All such descriptions and any forward-looking statement speaks only as of the date on which such description or statement is made, and the Company undertakes no obligation, and specifically declines any obligation, other than that imposed by law, to publicly update or revise any such description or forward-looking statements whether as a result of new information, future events or otherwise.
Risks and uncertainties that may adversely impact our business, operations, assets, or other matters affecting the Company, and which may cause actual results to differ materially from expected results include, among others: economic trends and conditions affecting the economy in general and/or the Company’s end-use markets; prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylonitrile, acrylics and textiles; ability to increase pricing to offset raw material cost increases; product substitution and/or demand destruction due to product technology, performance or cost disadvantages; high degree of customer concentration and potential loss of a significant customer; supplier, customer and/or competitor consolidation; customer credit and bankruptcy risk; failure to successfully develop and commercialize new products; a decrease in regional customer demand due to reduced in-region production or increased import competition; risks associated with international operations including political unrest, fluctuations in exchange rates, and regulatory uncertainty; failure to successfully implement productivity enhancement and cost reduction initiatives; risks associated with chemical handling and manufacturing and with acts of war, terrorism, natural disasters or accidents, including fires, floods, explosions and releases of hazardous substances; unplanned full or partial suspension of plant operations; ability to comply, and cost of compliance with legislative and regulatory changes, including changes impacting environmental, health and safety compliance and changes which may restrict or prohibit the Company from using or selling certain products and raw materials; losses from the Company’s strategic alliance, joint venture, acquisition, integration and operational activities; rapid inflation in health care costs; loss of key employees and inability to attract and retain new key employees; prolonged work stoppage resulting from labor disputes with unionized workforce; changes in, and significant contributions required to meet pension plan funding obligations; attacks on and/or failure of the Company’s information systems; infringement or loss of the Company’s intellectual property; litigation and claims against the Company related to products, services, contracts, employment, environmental, safety, intellectual property and other matters; adverse litigation judgments or settlements; absence of or inadequacy of insurance coverage for litigation judgments, settlements or other losses; higher than expected capital expenditures; availability of financing at anticipated rates and terms; and loan covenant default arising from substantial debt and leverage and the inability to service that debt, including increases in applicable short-term or long-term borrowing rates.
For further information on risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended November 30, 2012.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note I to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $195.5 million as of February 28, 2013. Non-domestic borrowings with banks were $8.5 million as of February 28, 2013. The weighted average effective interest rate of the Company’s outstanding debt was 6.84% as of February 28, 2013. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.
The Company is subject to foreign currency exchange rate risk. The Company has an immaterial accumulated currency translation loss as of February 28, 2013, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures
Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 28, 2013, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Other than described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

In August 2010, the Company was sued by the insurer of Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was awarded $3.4 million in damages. The Company had not recorded any liability for a potential loss based on its judgment that there was no probable risk of a material loss. The Company's insurer has accepted coverage. The Company has a $0.5 million insurance deductible, of which approximately $0.3 million has been paid through February 28, 2013. The matter is currently under appeal. Accordingly, as of February 28, 2013, the Company recorded a liability of $3.4 million and an insurance receivable of $3.2 million.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2012. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations or cash flow.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2013, filed with the SEC on April 3, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2013; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2013; (iii) the Consolidated Statements of Financial Position at February 28, 2013 and November 30, 2012; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2013; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	April 3, 2013	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	April 3, 2013	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2013, filed with the SEC on April 3, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2013; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2013; (iii) the Consolidated Statements of Financial Position at February 28, 2013 and November 30, 2012; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2013; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.