Form 10-Q
period 2013-05-31
OMNOVA SOLUTIONS INC
filed 2013-06-27
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended May 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At May 31, 2013, there were 47,085,181 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Net Sales	$270.8	$307.5	$522.5	$583.4
Cost of products sold (exclusive of depreciation)	213.5	247.5	416.2	462.5
Gross profit	57.3	60.0	106.3	120.9

Other costs and expenses:
Selling, general and administrative	31.2	32.2	61.7	61.7
Depreciation and amortization	8.3	8.1	16.6	16.1
Asset impairment	—	.5	—	.5
Restructuring and severance	4.6	—	5.4	.4
Interest expense	8.0	9.5	16.6	19.0
Debt issuance costs write-off	1.5	—	1.5	—
Other (income), net	(.2)	(.1)	(.2)	(.8)
Total other costs and expenses	53.4	50.2	101.6	96.9

Income from continuing operations before income taxes	3.9	9.8	4.7	24.0
Income tax expense	1.3	2.9	1.9	6.4

Income from continuing operations	2.6	6.9	2.8	17.6

Discontinued operations:
Income (loss) from operations	.4	1.3	(.2)	(3.5)
Tax expense (benefit)	.1	1.2	(.1)	(.4)
Income (loss) from operations net of tax	.3	.1	(.1)	(3.1)

Gain on sale	—	—	—	9.9
Tax expense	—	—	—	3.9
Net gain on sale	—	—	—	6.0
Income (loss) from discontinued operations	.3	.1	(.1)	2.9

Net Income	$2.9	$7.0	$2.7	$20.5

Income per share - Basic

Income per share - continuing operations	$.06	$.15	$.06	$.38
Income per share - discontinued operations	—	—	—	.07
Basic income per share	$.06	$.15	$.06	$.45

Income per share - Diluted
Income per share - continuing operations	$.06	$.15	$.06	$.38
Income per share - discontinued operations	—	—	—	.07
Diluted income per share	$.06	$.15	$.06	$.45

Weighted average shares outstanding - Basic	46.2	45.9	46.2	45.6
Weighted average shares outstanding - Diluted	46.7	46.1	46.7	45.7
See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Net income	$2.9	$7.0	$2.7	$20.5

Components of other comprehensive income:
Foreign currency translations:
Unrealized net change during the period	(.9)	(12.6)	1.4	(10.1)
Tax effect	.2	—	—	—
Foreign currency translations, net of tax	(.7)	(12.6)	1.4	(10.1)

Interest rate swap:
Amortization of unrecognized gain on interest rate swap reclassified into interest expense	—	.6	—	1.3
Tax effect	—	(.2)	—	(.5)
Amortization of unrecognized gain on interest rate swap reclassified into interest expense	—	.4	—	.8

Defined benefit pension plans:
Actuarial net (loss) gain:
Amortization of net gain included in net period pension expense	.9	.3	1.7	.7
Prior service cost:
Amortization of prior service costs included in net period pension expense	(.2)	—	(.1)	(.1)
Tax effect in defined benefit plans	(.2)	(.1)	(.6)	(.2)
Defined benefit plans, net of tax	.5	.2	1.0	.4

Other comprehensive income (loss), net of tax	(.2)	(12.0)	2.4	(8.9)
Comprehensive income (loss)	$2.7	$(5.0)	$5.1	$11.6

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	May 31, 2013	November 30, 2012
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$128.0	$143.0
Restricted cash	5.5	5.5
Accounts receivable, net	139.9	130.1
Inventories	97.0	96.2
Prepaid expenses and other	18.4	14.8
Deferred income taxes - current	10.8	10.7
Assets held for sale - current	—	—
Total Current Assets	399.6	400.3
Property, plant and equipment, net	214.0	222.8
Trademarks and other intangible assets, net	76.8	79.6
Goodwill	87.0	86.7
Deferred income taxes - non-current	65.6	65.7
Deferred financing fees	10.1	11.3
Other assets	7.4	7.3
Assets held for sale - non-current	4.7	—
Total Assets	$865.2	$873.7
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$10.5	$9.6
Accounts payable	92.9	102.8
Accrued payroll and personal property taxes	19.3	21.8
Employee benefit obligations	2.1	2.1
Accrued interest	1.8	1.8
Other current liabilities	10.6	7.4
Total Current Liabilities	137.2	145.5
Senior notes	250.0	250.0
Long-term debt - other	191.9	192.6
Postretirement benefits other than pensions	7.5	7.7
Pension liabilities	106.0	111.4
Deferred income taxes - non-current	24.3	23.9
Other liabilities	11.4	12.4
Total Liabilities	728.3	743.5
Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 47.7 million and 47.5 million shares issued as of May 31, 2013 and November 30, 2012, respectively	4.8	4.7
Additional contributed capital	333.5	331.8
Retained deficit	(84.5)	(87.2)
Treasury stock at cost; .6 million shares at May 31, 2013 and November 30, 2012	(4.6)	(4.4)
Accumulated other comprehensive loss	(112.3)	(114.7)
Total Shareholders’ Equity	136.9	130.2
Total Liabilities and Shareholders’ Equity	$865.2	$873.7

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended May 31,
	2013	2012
Operating Activities
Net income	$2.7	$20.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on disposal of fixed assets	(.1)	—
Depreciation and amortization	16.6	16.1
Gain on sale of business	—	(6.0)
Impairment of long-lived assets	—	.5
Amortization of deferred financing fees	1.2	1.4
Non-cash stock compensation expense	1.1	2.3
Provision for doubtful accounts	.2	(1.2)
Provision for obsolete inventories	1.1	—
Deferred income taxes	.3	—
Other	.3	(.3)
Changes in operating assets and liabilities:
Accounts receivable	(14.8)	9.3
Inventories	(2.7)	(22.6)
Other current assets	.2	(.1)
Current liabilities	(4.6)	5.8
Other non-current assets	(2.1)	(12.3)
Other non-current liabilities	(4.2)	8.3
Contribution to defined benefit plan	(4.7)	(2.5)
Discontinued operations	(.1)	3.1
Net Cash (Used In) Provided By Operating Activities	(9.6)	22.3
Investing Activities
Capital expenditures	(9.6)	(10.2)
Proceeds from asset sales	.3	—
Proceeds from sale of businesses	—	12.4
Net Cash (Used In) Provided By Investing Activities	(9.3)	2.2
Financing Activities
Repayment of debt obligations	(1.0)	(1.0)
Short-term debt borrowings	19.0	—
Short-term debt payments	(18.0)	(.2)
Payments for debt refinancing	(1.2)	—
Restricted cash	—	(1.3)
Cash received from exercise of stock options	.1	1.4
Net Cash (Used In) Financing Activities	(1.1)	(1.1)
Effect of exchange rate changes on cash	5.0	5.6
Net (Decrease) Increase In Cash And Cash Equivalents	(15.0)	29.0
Cash and cash equivalents at beginning of period	143.0	98.9
Cash And Cash Equivalents At End Of Period	$128.0	$127.9
Supplemental Cash Flows Information
Cash paid for:
Interest	$15.3	$16.1
Income taxes	$1.9	$3.1

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2013
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
The balance sheet at May 31, 2013 has been derived from the unaudited interim consolidated financial statements at that date and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
The Performance Chemicals segment consists of two product lines. The Performance Materials (formerly Paper and Carpet Chemicals) product line encompasses products that have applications in the paper, paperboard and carpet industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), construction, oil/gas drilling and recovery, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers, and various other specialty applications.

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
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income” which requires companies to provide information about the amounts reclassified out of accumulated comprehensive income by component as well as requiring additional disclosures for these amounts. This ASU will be effective for the Company December 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
Accounting Standard Not Yet Adopted – None
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
There were no net sales of the discontinued businesses for the three months ended May 31, 2013 and $7.0 million for the three months ended May 31, 2012. Net sales were $2.1 million and $23.6 million for the six months ended May 31, 2013 and May 31, 2012, respectively. Income before income taxes for the discontinued businesses were income of $0.4 million and $1.3 million for the three months ended May 31, 2013 and May 31, 2012, respectively and losses of $0.2 million and $3.5 million for the six months ended May 31, 2013 and May 31, 2012, respectively.
Note C – Fair Value Measurements and Risk
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer who represented more than 10% of the Company’s net trade receivables at May 31, 2013 or greater than 10% of consolidated net sales during the second quarter of 2013.
The Company has one note receivable with a notional amount of $3.8 million. The note receivable is recognized at its fair value using discounted cash flows associated with the note receivable. The fair value of the note receivable was $3.8 million at May 31, 2013.
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
Foreign currency exchange contracts are occasionally used by the Company to manage risks from the change in exchange rates on cash payments between the Company's foreign subsidiaries. Additionally, the Company’s Thailand subsidiary uses foreign currency exchange contracts to manage risks from the change in the exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging limits the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts, translated at current rates, was assets of $1.1 million and $12.8 million as of May 31, 2013 and November 30, 2012, respectively, and liabilities of $8.6 million as of November 30, 2012. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately.

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
As of May 31, 2013 and November 30, 2012, the fair value of the Company’s foreign currency contracts was less than $0.1 million and was recorded as other current assets. Gains and losses on these contracts are recognized in other expense (income).
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
The following financial assets and liabilities were measured at fair value on a recurring basis during the first half of 2013:

Fair Value Measurements
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Foreign currency exchange contracts	$—	$—	$—	$—
Note receivable	3.8	—	—	3.8
Total Assets	$3.8	$—	$—	$3.8
The Company’s foreign currency exchange contracts are not exchange traded instruments; however, they are valued based on observable inputs for similar assets or liabilities and accordingly are classified as level 2 inputs. The value of the note receivable is based on estimated future cash flows associated with the note as well as a consideration of the credit risk of the issuer and other unobservable inputs for similar assets, and accordingly, is classified as a Level 3 input.

Note D – Other (Income)
The following table sets forth the major components of other expense (income):

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2013	2012	2013	2012
Gain on foreign currency transactions	$.1	$.6	$(.1)	$.3
Sale of scrap	(.6)	(.4)	(.8)	(.8)
Withholding tax settlement	—	—	.4	—
Other non-income taxes	.2	—	.5	—
Other	.1	(.3)	(.2)	(.3)
	$(.2)	$(.1)	$(.2)	$(.8)

Note E – Restructuring and Severance
The following table is a summary of restructuring and severance charges for the second quarters and first six months of 2013 and 2012:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2013	2012	2013	2012
Severance Expense	$3.4	$—	$3.6	$.4
Closure Costs	1.2	—	1.8	—
Total	$4.6	$—	$5.4	$.4
During the first half of 2013, the Engineered Surfaces segment recognized restructuring and severance costs related to its continuing operations of $3.8 million primarily relating to plant closure costs and workforce reduction actions at its Columbus, Mississippi facility and $1.6 million of severance costs in the Performance Chemicals segment. During the first half of 2012, the Company recognized severance costs of $0.4 million for Engineered Surfaces related to workforce reduction actions. These costs are expected to be fully paid by the end of 2013. The Company expects to recognize an additional $0.7 million of closure and severance costs related to the closure of its Columbus, Mississippi facility during the remainder of 2013.
Additionally, during the first half of 2013, the Company recognized $0.5 million of severance expense related to its discontinued operations, primarily due to workforce reduction actions.
The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2012	2013		May 31, 2013
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$—	$1.6	$.2	$1.4
Engineered Surfaces	.3	3.8	3.2	.9
Corporate	—	—	—	—
Total	$.3	$5.4	$3.4	$2.3

Note F – Income Per Share
The following table sets forth the computation of earnings per common share and fully diluted earnings per common share as calculated under the two-class method:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2013	2012	2013	2012
Basic Earnings Per Share:
Income from continuing operations	$2.6	$6.9	$2.8	$17.6
Income from continuing operations allocated to participating securities	—	.1	—	.3
Income from continuing operations allocated to common stockholders	$2.6	$6.8	$2.8	$17.3
Income (loss) from discontinued operations	$.3	$.1	$(.1)	$2.9
Income from discontinued operations allocated to participating securities	—	—	—	—
Income (loss) from discontinued operations allocated to common stockholders	$.3	$.1	$(.1)	$2.9
Net income	$2.9	$7.0	$2.7	$20.5
Net income allocated to participating securities	—	.1	—	.3
Net income allocated to common stockholders	$2.9	$6.9	$2.7	$20.2
Weighted-average common shares outstanding – basic	46.2	45.9	46.2	45.6
Income from continuing operations per common share – basic	$.06	$.15	$.06	$.38
Income from discontinued operations per common share – basic	$—	$—	$—	$.07
Net income per common share – basic	$.06	$.15	$.06	$.45

Note F – Income Per Share (Continued)

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2013	2012	2013	2012
Diluted Earnings Per Share:
Income from continuing operations	$2.6	$6.9	$2.8	$17.6
Income from continuing operations allocated to participating securities	—	.1	—	.3
Income from continuing operations allocated to common stockholders	$2.6	$6.8	$2.8	$17.3
Income (loss) from discontinued operations	$.3	$.1	$(.1)	$2.9
Income from discontinued operations allocated to participating securities	—	—	—	—
Income (loss) from discontinued operations allocated to common stockholders	$.3	$.1	$(.1)	$2.9
Net income	$2.9	$7.0	$2.7	$20.5
Net income allocated to participating securities	—	.1	—	.3
Net income allocated to common stockholders	$2.9	$6.9	$2.7	$20.2
Weighted-average common shares outstanding – basic	46.2	45.9	46.2	45.6
Dilutive effect of stock options	.5	.2	.5	.1
Weighted-average common shares outstanding – assuming dilution	46.7	46.1	46.7	45.7
Income from continuing operations per common share – assuming dilution	$.06	$.15	$.06	$.38
Income from discontinued operations per common share – assuming dilution	$—	$—	$—	$.07
Net income per common share – assuming dilution	$.06	$.15	$.06	$.45
The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
Weighted-average common shares outstanding	46.0	45.1	46.0	44.9
Weighted-average participating shares outstanding	.2	.8	.2	.7
Total weighted-average shares outstanding—basic	46.2	45.9	46.2	45.6
Dilutive effect of stock options	.5	.2	.5	.1
Total weighted-average shares outstanding—assuming dilution	46.7	46.1	46.7	45.7
There were no options to purchase common stock and restricted shares of the Company during the second quarters of 2013 and 2012 that were not included in the computation of dilutive per share amounts. There were .3 million options to purchase common stock and restricted shares of the Company during the first six months of 2012 that were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Comprehensive Income (Loss)
The following table reflects the changes in the components of accumulated other comprehensive loss for the three and six months ended May 31, 2013 and 2012:

Three months ended May 31, 2013 and 2012	Foreign Currency Items	Unrealized loss on Interest Rate Swap	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - February 28, 2013	$(.1)	$—	$(112.0)	$(112.1)

Other comprehensive earnings (loss) before reclassifications	(.7)	—	—	(.7)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	—	.5	.5
Balance - May 31, 2013	$(.8)	$—	$(111.5)	$(112.3)

	Foreign Currency Items	Unrealized loss on Interest Rate Swap	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - February 29, 2012	$4.6	$(2.2)	$(89.6)	$(87.2)

Other comprehensive earnings (loss) before reclassifications	(12.6)	—	—	(12.6)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	.4	.2	.6
Balance - May 31, 2012	$(8.0)	$(1.8)	$(89.4)	$(99.2)

Six months ended May 31, 2013 and 2012	Foreign Currency Items	Unrealized loss on Interest Rate Swap	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - November 30, 2012	$(2.2)	$—	$(112.5)	$(114.7)

Other comprehensive earnings (loss) before reclassifications	1.4	—	—	1.4
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	—	1.0	1.0
Balance - May 31, 2013	$(.8)	$—	$(111.5)	$(112.3)

	Foreign Currency Items	Unrealized loss on Interest Rate Swap	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - November 30, 2011	$2.1	$(2.6)	$(89.8)	$(90.3)

Other comprehensive earnings (loss) before reclassifications	(10.1)	—	—	(10.1)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	.8	.4	1.2
Balance - May 31, 2012	$(8.0)	$(1.8)	$(89.4)	$(99.2)

Note G – Comprehensive Income (Loss) (Continued)
The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Three Months Ended May 31,		Six Months Ended May 31,
	2013	2012	2013	2012
(Dollars in millions)
Interest rate swap:
Amortization of unrecognized gain on interest rate swap	$—	$.6	$—	$1.3
Tax benefit (expense) on amounts reclassified into earnings	—	(.2)	—	(.5)
	$—	$.4	$—	$.8

Amortization of pension and other postretirement benefits:
Actuarial net gain (loss)	$.9	$.3	$1.7	$.7
Prior service cost	(.2)	—	(.1)	(.1)
Total before tax effect	.7	.3	1.6	.6
Tax benefit (expense) on amounts reclassified into earnings	(.2)	(.1)	(.6)	(.2)
	$.5	$.2	$1.0	$.4
In November 2010, the Company terminated and settled an interest rate swap related to its previous $150 million Term Loan B at a cost of $4.3 million. As required under applicable accounting guidance, this amount was recognized in Accumulated Other Comprehensive Income (Loss) and was being amortized into interest expense through May 2012, the original term of the interest rate swap agreement.
Note H – Inventories
Inventories are stated at the lower of cost or market value. All U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $69.4 million or 52.5% and $71.4 million or 52.2% of inventories at May 31, 2013 and November 30, 2012, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using the first-in, first-out (“FIFO”) or average cost method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations.

(Dollars in millions)	May 31, 2013	November 30, 2012
Raw materials and supplies	$44.1	$48.6
Work-in-process	8.7	6.4
Finished products	79.4	81.8
Acquired cost of inventories	132.2	136.8
Excess of acquired cost over LIFO cost	(27.1)	(29.9)
Obsolescence reserves	(8.1)	(10.7)
Net Inventories	$97.0	$96.2
Note I – Assets Held For Sale
During the second quarter of 2013, the Company began marketing for sale certain equipment at its Columbus, MS. facility as well as equipment, building and land use rights of its idled Taicang, China facility. Accordingly, the Company has classified these assets as held for sale in its statement of financial position as of May 31, 2013.

Note J – Debt and Credit Lines
Amounts due banks consist of the following debt obligations that are due within the next twelve months:

(Dollars in millions)	May 31, 2013	November 30, 2012
$200 million Term Loan B – current portion (interest at 4.25%)	$2.0	$2.0
Foreign subsidiaries borrowings (interest at 5.4% - 12.35%)	8.5	7.6
Total	$10.5	$9.6
The Company has borrowing facilities at certain of its foreign subsidiaries in China, India and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $4.4 million at May 31, 2013 and $3.6 million at November 30, 2012. Foreign borrowings that were secured by a compensating cash balance in the U.S. were $4.1 million as of May 31, 2013 and $4.0 million as of November 30, 2012. As of May 31, 2013, total borrowing capacity for these foreign working capital credit lines was $16.3 million. Also, as of May 31, 2013, there were $3.7 million in letters of credit issued under the foreign letters of credit facilities.
The Company’s long-term debt consists of the following:

(Dollars in millions)	May 31, 2013	November 30, 2012
$200 million Term Loan B (interest at 4.25%)	$195.0	$196.0
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 1.94%)	—	—
	445.0	446.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(1.1)	(1.4)
Total Long-Term Debt	$441.9	$442.6
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
The Company also has a $200 million Term Loan (“Term Loan”) which was amended on March 7, 2013. The amendment extended the maturity date of the Term Loan by one year and reduced the borrowing spreads as described below. The Term Loan is secured by the property, plant and equipment and intangible assets of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 2.0%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company does not expect to make any annual excess free cash flow payments for 2013. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s domestic facilities and guaranteed by the material domestic subsidiaries of the Company. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .7 to 1 at May 31, 2013. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $94.6 million for the last twelve months ended May 31, 2013 which provided a cushion of approximately $71.0 million for covenant measurement purposes.

Note J – Debt and Credit Lines (Continued)
The Company issued the Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.
The Company also has a Senior Secured Revolving Credit Facility (“Facility”) with a potential availability of $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility was amended on April 5, 2013. The Facility matures December 9, 2017. The Facility is secured by domestic accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on May 31, 2013 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the New Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the second quarter of 2013 and averaged $80.5 million.
Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 0.50%. The eurodollar rate is a periodic fixed rate equal to LIBOR. Applicable margins are based on the Company’s average daily excess availability during the previous fiscal quarter. If average excess availability is greater than or equal to $50 million, the applicable margin will be 1.75% on eurodollar loans and 0.75% on base rate borrowings. If average excess availability is greater than or equal to $25 million but less than $50 million, the applicable margin will be 2.0% on eurodollar loans and 1.0% on base rate borrowings. If average excess availability is less than $25 million, the applicable margin will be 2.25% on eurodollar loans and 1.25% on base rate borrowings. The commitment fee for unused credit lines will be 0.25% if outstanding borrowings on the Facility are greater than or equal to 50% of the maximum revolver amount and 0.375% if outstanding borrowings are less than 50% of the maximum revolver amount.
At May 31, 2013, the Company had $78.1 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At May 31, 2013, domestic letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $75.8 million.
The weighted-average interest rate on the Company’s debt was 6.34% and 6.98% during the second quarters of 2013 and 2012, respectively.
Deferred financing costs incurred in connection with the issuance of the Senior Notes, the $200 million Term Loan and the Facility are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs was $0.6 million and $0.7 million for the second quarters of 2013 and 2012, respectively and $1.2 million and $1.4 million for the first half of 2013 and 2012, respectively.
As a result of the refinancing actions during the second quarter of 2013, the Company incurred $1.2 million of fees, of which $0.9 million were expensed in the second quarter of 2013 and the remainder recorded as deferred financing fees to be amortized over the term of the debt. Additionally, $0.4 million of existing deferred financing fees and $0.2 million of existing deferred original issue discount fees were written-off.
The fair value of the Company’s debt at May 31, 2013 approximated $474.0 million, which is higher than the carrying value of $453.5 million as a result of prevailing market rates on the Company’s debt.

Note K – Share-Based Employee Compensation
The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million shares of Company stock in the aggregate for a) awards of options to purchase shares of OMNOVA Solutions’ common stock, b) performance stock and performance units, c) restricted stock, d) deferred stock or e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of May 31, 2013, approximately 3.3 million shares of Company common stock remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years.
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
During the first six months of 2013, no stock options were issued, expired or were forfeited and 27,500 stock options were exercised.
During the first six months of 2013, 179,500 restricted shares were issued, 10,741 restricted shares vested and 7,300 shares were forfeited.
Compensation expense for all share-based payments including defined contribution plans, included in general and administrative expense, was $1.1 million during each of the first six months of 2013 and 2012.
As of May 31, 2013, there was $3.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
Cash received from stock options exercised was $0.1 million during the first six months of 2013.
Note L – Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(Dollars in millions)	Pension Plans		Health Care Plans
Three months ended May 31, 2013 and 2012	2013	2012	2013	2012
Service costs	$.4	$.4	$—	$—
Interest costs	3.1	3.5	.1	.1
Expected return on plan assets	(3.6)	(3.6)	—	—
Amortization of net actuarial loss (gain)	1.3	.8	(.3)	(.3)
Amortization of prior service costs	—	—	(.1)	(.1)
Net periodic cost (benefit)	$1.2	$1.1	$(.3)	$(.3)

	Pension Plans		Health Care Plans
Six months ended May 31, 2013 and 2012	2013	2012	2013	2012
Service costs	$.8	$.8	$—	$—
Interest costs	6.2	7.1	.2	.3
Expected return on plan assets	(7.3)	(7.2)	—	—
Amortization of net actuarial loss (gain)	2.6	1.6	(.7)	(.7)
Amortization of prior service costs	—	—	(.2)	(.2)
Net periodic cost (benefit)	$2.3	$2.3	$(.7)	$(.6)

Note L – Employee Benefit Plans (Continued)
During the first half of 2013, the Company contributed $4.7 million to its U.S. pension plan trust. The Company expects to contribute an additional $4.1 million to the pension plan trust for 2013.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Prior to fiscal 2012, Company contributions were made with Company stock. Effective December 1, 2012, all Company contributions are made in cash. Expense for this plan was $0.7 million and $0.4 million for the second quarters of 2013 and 2012, respectively, and $1.5 million and $1.2 million for the first halves of 2013 and 2012, respectively.
Note M – Contingencies
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
In August 2010, the Company was sued by the insurer of Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was awarded $3.4 million in damages. The Company had not recorded any liability for a potential loss based on its judgment that there was no probable risk of a material loss. The Company's insurer has accepted coverage. The Company has a $0.5 million insurance deductible, of which approximately $0.3 million has been paid through May 31, 2013. The matter is currently under appeal. Accordingly, as of May 31, 2013, the Company recorded a liability of $3.4 million and an insurance receivable of $3.2 million.
Note N – Business Segment Information
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

Note N – Business Segment Information (Continued)
The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income from continuing operations before income taxes.

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2013	2012	2013	2012
Net Sales
Performance Chemicals
Performance Materials	$69.6	$90.5	$136.9	$177.0
Specialty Chemicals	134.6	147.4	258.5	279.3
Total Performance Chemicals	$204.2	$237.9	$395.4	$456.3
Engineered Surfaces
Coated Fabrics	$30.5	$31.0	$59.4	$59.2
Laminates and Performance Films	36.1	38.6	67.7	67.9
Total Engineered Surfaces	66.6	69.6	127.1	127.1
Total Net Sales	$270.8	$307.5	$522.5	$583.4
Segment Operating Profit
Performance Chemicals	$17.2	$23.4	$31.7	$49.1
Engineered Surfaces	1.4	1.3	1.9	3.8
Total Segment Operating Profit	18.6	24.7	33.6	52.9
Interest expense	(8.0)	(9.5)	(16.6)	(19.0)
Corporate expense	(5.2)	(5.4)	(10.8)	(9.9)
Debt issuance costs write-off	(1.5)	—	(1.5)	—
Income From Continuing Operations Before Income Taxes	$3.9	$9.8	$4.7	$24.0
Note O – Income Taxes
The Company recorded income tax expense of $1.3 million and $2.9 million for the second quarters of 2013 and 2012, respectively and income tax expense of $1.9 million and $6.4 million for the six months ended May 31, 2013 and 2012, respectively. The Company’s first half 2013 effective tax rate of 40.4% was higher than its domestic federal statutory rate primarily due to losses in foreign jurisdictions in which no tax benefit can be recognized, as well as the relatively low pre-tax income in the first six months of 2013.
The total unrecognized tax benefits excluding interest and penalties were $4.1 million and $4.3 million at May 31, 2013 and November 30, 2012, respectively. The total amount of penalties and interest recognized in the statement of financial position were $1.1 million as of both May 31, 2013 and November 30, 2012.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. During the six months ended May 31, 2013, the Company recognized no interest and penalty expense.
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
As of May 31, 2013, the Company had approximately $116.8 million of domestic federal net operating loss carryforwards (NOLCs), $90.0 million of state and local NOLCs, $0.6 million foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the tax years 2022 through 2032 while the foreign tax credit carryforwards expire between tax years 2013 and 2021. The Company has approximately $19.6 million of domestic capital loss carryforwards, which are expected to expire by the tax year 2017. The Company has provided a valuation allowance against the capital loss carryforwards as the Company does not expect to utilize the carryforwards before the expiration period.
With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2008.

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
Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$174.7	$—	$104.4	$(8.3)	$270.8
Cost of products sold	139.6	—	82.3	(8.4)	213.5
Gross profit	35.1	—	22.1	.1	57.3

Selling, general and administrative	21.0	.2	10.0	—	31.2
Depreciation and amortization	4.1	—	4.2	—	8.3
Restructuring and severance	2.4	—	2.2	—	4.6
Interest expense	6.4	(.5)	2.1	—	8.0
Debt issuance costs write-off	1.5	—	—	—	1.5
(Income) loss from subsidiaries	(1.7)	(1.7)	—	3.4	—
Other (income) expense, net	(1.0)	(.1)	.9	—	(.2)
	32.7	(2.1)	19.4	3.4	53.4
Income (loss) from continuing operations before income taxes	2.4	2.1	2.7	(3.3)	3.9
Income tax (benefit) expense	(.2)	.5	1.0	—	1.3
Income (loss) from continuing operations	2.6	1.6	1.7	(3.3)	2.6
Income from discontinued operations	.3	—	—	—	.3
Net Income (loss)	$2.9	$1.6	$1.7	$(3.3)	$2.9
 Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$334.0	$—	$203.2	$(14.7)	$522.5
Cost of products sold	267.3	—	163.9	(15.0)	416.2
Gross profit	66.7	—	39.3	.3	106.3

Selling, general and administrative	42.1	.3	19.3	—	61.7
Depreciation and amortization	8.2	—	8.4	—	16.6
Restructuring and severance	3.1	—	2.3	—	5.4
Interest expense	13.3	(.9)	4.1	.1	16.6
Debt issuance costs write-off	1.5	—	—	—	1.5
(Income) loss from subsidiaries	(2.7)	(2.3)	—	5.0	—
Other (income) expense, net	(1.7)	(.3)	1.8	—	(.2)
	63.8	(3.2)	35.9	5.1	101.6
Income (loss) from continuing operations before income taxes	2.9	3.2	3.4	(4.8)	4.7
Income tax expense	.1	.7	1.1	—	1.9
Income (loss) from continuing operations	2.8	2.5	2.3	(4.8)	2.8
(Loss) from discontinued operations	(.1)	—	—	—	(.1)
Net Income (loss)	$2.7	$2.5	$2.3	$(4.8)	$2.7

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$204.7	$—	$110.8	$(8.0)	$307.5
Cost of products sold	165.5	—	89.9	(7.9)	247.5
Gross profit	39.2	—	20.9	(.1)	60.0

Selling, general and administrative	22.2	.2	9.8	—	32.2
Depreciation and amortization	4.1	—	4.0	—	8.1
Asset impairment	.2	—	.3	—	.5
Interest expense	7.9	(.5)	2.4	(.3)	9.5
(Income) loss from subsidiaries	(3.5)	(2.7)	—	6.2	—
Other (income) expense, net	(1.0)	(.1)	1.3	(.3)	(.1)
	29.9	(3.1)	17.8	5.6	50.2
Income (loss) from continuing operations before income taxes	9.3	3.1	3.1	(5.7)	9.8
Income tax expense (benefit)	3.3	—	(.4)	—	2.9
Income (loss) from continuing operations	6.0	3.1	3.5	(5.7)	6.9
Income (loss) from discontinued operations	1.0	(.1)	(.8)	—	.1
Net Income (loss)	$7.0	$3.0	$2.7	$(5.7)	$7.0
Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$383.4	$—	$214.7	$(14.7)	$583.4
Cost of products sold	305.6	—	171.3	(14.4)	462.5
Gross profit	77.8	—	43.4	(.3)	120.9

Selling, general and administrative	41.6	.5	19.6	—	61.7
Depreciation and amortization	8.2	—	7.9	—	16.1
Asset impairment	.3	—	.2	—	.5
Restructuring and severance	.4	—	—	—	.4
Interest expense	15.8	(.9)	4.3	(.2)	19.0
(Income) loss from subsidiaries	(7.4)	(7.6)	—	15.0	—
Other (income) expense, net	(2.1)	(.3)	1.6	—	(.8)
	56.8	(8.3)	33.6	14.8	96.9
Income (loss) from continuing operations before income taxes	21.0	8.3	9.8	(15.1)	24.0
Income tax expense	6.4	—	—	—	6.4
Income (loss) from continuing operations	14.6	8.3	9.8	(15.1)	17.6
Income (loss) from discontinued operations	5.9	(.8)	(2.2)	—	2.9
Net Income (loss)	$20.5	$7.5	$7.6	$(15.1)	$20.5

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended May 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$2.9	$1.6	$1.7	$(3.3)	$2.9

Other comprehensive income (loss), net of tax	(.2)	2.0	.5	(2.5)	(.2)
Comprehensive income (loss)	$2.7	$3.6	$2.2	$(5.8)	$2.7

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended May 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$2.7	$2.5	$2.3	$(4.8)	$2.7

Other comprehensive income (loss), net of tax	2.4	3.6	1.7	(5.3)	2.4
Comprehensive income (loss)	$5.1	$6.1	$4.0	$(10.1)	$5.1

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended May 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$7.0	$3.0	$2.7	$(5.7)	$7.0

Other comprehensive income (loss), net of tax	(12.0)	(10.4)	(13.8)	24.2	(12.0)
Comprehensive income (loss)	$(5.0)	$(7.4)	$(11.1)	$18.5	$(5.0)

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended May 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$20.5	$7.5	$7.6	$(15.1)	$20.5

Other comprehensive income (loss), net of tax	(8.9)	(4.4)	(12.7)	17.1	(8.9)
Comprehensive income (loss)	$11.6	$3.1	$(5.1)	$2.0	$11.6

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position May 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$77.3	$—	$50.7	$—	$128.0
Restricted cash	5.5	—	—	—	5.5
Accounts receivable, net	70.0	—	69.9	—	139.9
Inventories	48.2	—	49.3	(.5)	97.0
Prepaid expenses and other	6.6	—	11.8	—	18.4
Deferred income taxes	7.2	—	4.1	(.5)	10.8
Total Current Assets	214.8	—	185.8	(1.0)	399.6

Property, plant and equipment, net	106.5	—	107.5	—	214.0
Trademarks and other intangible assets, net	77.7	—	86.1	—	163.8
Deferred income taxes - non-current	66.4	—	6.0	(6.8)	65.6
Investments in subsidiaries and intercompany	594.5	203.9	179.4	(977.8)	—
Other assets	11.3	3.8	2.4	—	17.5
Assets held for sale - non-current	.7	—	4.0	—	4.7
Total Assets	$1,071.9	$207.7	$571.2	$(985.6)	$865.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$8.5	$—	$10.5
Accounts payable	46.1	.3	46.4	.1	92.9
Accrued payroll and personal property taxes	12.4	—	6.8	.1	19.3
Employee benefit obligations	2.1	—	—	—	2.1
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	7.2	.5	4.3	.4	12.4
Total Current Liabilities	69.8	.8	66.6	—	137.2

Long-term debt	441.9	—	—	—	441.9
Postretirement benefits other than pensions	7.5	—	—	—	7.5
Pension liabilities	93.5	—	12.4	.1	106.0
Deferred income taxes	—	—	31.1	(6.8)	24.3
Intercompany	313.8	143.4	391.0	(848.2)	—
Other liabilities	8.5	—	2.9	—	11.4
Total Liabilities	935.0	144.2	504.0	(854.9)	728.3
Shareholders’ Equity
Common stock	4.8	—	16.2	(16.2)	4.8
Additional contributed capital	333.5	153.2	13.5	(166.7)	333.5
Retained (deficit) earnings	(84.5)	(85.4)	39.0	46.4	(84.5)
Treasury stock	(4.6)	—	—	—	(4.6)
Accumulated other comprehensive (loss) income	(112.3)	(4.3)	(1.5)	5.8	(112.3)
Total Shareholders’ Equity	136.9	63.5	67.2	(130.7)	136.9
Total Liabilities and Shareholders’ Equity	$1,071.9	$207.7	$571.2	$(985.6)	$865.2

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Financial Position November 30, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$98.7	$—	$44.3	$—	$143.0
Restricted cash	5.5	—	—	—	5.5
Accounts receivable, net	68.8	—	61.3	—	130.1
Inventories	45.7	—	51.6	(1.1)	96.2
Deferred income taxes	7.2	—	4.0	(.5)	10.7
Prepaid expenses and other	6.3	—	8.5	—	14.8
Assets held for sale - current	—	—	—	—	—
Total Current Assets	232.2	—	169.7	(1.6)	400.3

Property, plant and equipment, net	110.2	—	112.6	—	222.8
Trademarks and other intangible assets, net	89.8	—	87.8	—	177.6
Deferred income taxes	67.0	—	6.1	(7.4)	65.7
Investments in subsidiaries and intercompany	456.6	203.8	460.3	(1,120.7)	—
Other assets	1.1	3.8	2.4	—	7.3
Total Assets	$956.9	$207.6	$838.9	$(1,129.7)	$873.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$7.6	$—	$9.6
Accounts payable	54.2	.2	48.6	(.2)	102.8
Accrued payroll and personal property taxes	16.4	—	5.4	—	21.8
Employee benefit obligations	2.1	—	—	—	2.1
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	9.1	2.7	3.2	(5.8)	9.2
Liabilities held for sale - current	—	—	—	—	—
Total Current Liabilities	83.8	2.9	65.4	(6.6)	145.5

Long-term debt	442.6	—	—	—	442.6
Postretirement benefits other than pensions	7.7	—	—	—	7.7
Pension liabilities	99.2	—	12.2	—	111.4
Deferred income taxes	—	—	31.3	(7.4)	23.9
Intercompany	183.8	141.3	674.7	(999.8)	—
Other liabilities	9.6	—	2.7	.1	12.4
Total Liabilities	826.7	144.2	786.3	(1,013.7)	743.5
Shareholders’ Equity
Common stock	4.7	—	16.2	(16.2)	4.7
Additional contributed capital	331.8	153.2	4.9	(158.1)	331.8
Retained (deficit) earnings	(87.2)	(86.4)	34.6	51.8	(87.2)
Treasury stock	(4.4)	—	—	—	(4.4)
Accumulated other comprehensive (loss) income	(114.7)	(3.4)	(3.1)	6.5	(114.7)
Total Shareholders’ Equity	130.2	63.4	52.6	(116.0)	130.2
Total Liabilities and Shareholders’ Equity	$956.9	$207.6	$838.9	$(1,129.7)	$873.7

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used in) Provided By Operating Activities	$(14.4)	$.9	$4.3	$(.4)	$(9.6)

Investing Activities
Capital expenditures	(4.7)	—	(4.9)	—	(9.6)
Proceeds from asset sales	.3	—	—	—	.3
Net Cash Used In Investing Activities	(4.4)	—	(4.9)	—	(9.3)

Financing Activities
Repayment of debt obligations	(1.0)	—	—	—	(1.0)
Short-term debt (payments), net	—	—	1.0	—	1.0
Payments for debt refinancing	(1.2)	—	—	—	(1.2)
Payments received from the exercise of stock options	.1	—	—	—	.1
Net Cash (Used In) Provided by Financing Activities	(2.1)	—	1.0	—	(1.1)
Effect of exchange rate changes on cash	(.5)	(.9)	6.0	.4	5.0
Net (Decrease) Increase In Cash And Cash Equivalents	(21.4)	—	6.4	—	(15.0)
Cash and cash equivalents at beginning of period	98.7	—	44.3	—	143.0
Cash And Cash Equivalents At End Of Period	$77.3	$—	$50.7	$—	$128.0

Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By (Used In) Operating Activities	$33.5	$(.7)	$(10.8)	$.3	$22.3

Investing Activities
Capital expenditures	(6.3)	—	(3.9)	—	(10.2)
Proceeds from asset sale	12.4	—	—	—	12.4
Net Cash Provided By (Used In) Investing Activities	6.1	—	(3.9)	—	2.2

Financing Activities
Repayment of debt obligations	(1.0)	—	—	—	(1.0)
Short-term debt (payments), net	—	—	(.2)	—	(.2)
Restricted cash	(1.3)	—	—	—	(1.3)
Payments received from the exercise of stock options	1.4	—	—	—	1.4
Net Cash Used In Financing Activities	(.9)	—	(.2)	—	(1.1)
Effect of exchange rate changes on cash	1.0	.7	4.2	(.3)	5.6
Net Increase (Decrease) In Cash And Cash Equivalents	39.7	—	(10.7)	—	29.0
Cash and cash equivalents at beginning of period	55.1	—	43.8	—	98.9
Cash And Cash Equivalents At End Of Period	$94.8	$—	$33.1	$—	$127.9

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
The Company’s chief operating decision maker, its CEO, evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A of the Company’s Unaudited Interim Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note N of the Company’s Unaudited Interim Consolidated Financial Statements.
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
OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 42% of its sales in the first half of 2013. Customers with sales price index contracts are primarily in the performance materials product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e., styrene and butadiene). The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.
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
Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2010 through 2012 and estimated purchases for 2013 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2013 (estimated)	173	$0.71 - $0.93
2012	177	$0.57 - $0.78
2011*	205	$0.65 - $0.77
2010	180	$0.54 - $0.68
*The increase over 2010 is partially due to the requirements of the acquired ELIOKEM business.
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2010 through 2012 and estimated purchases for 2013 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2013 (estimated)	143	$0.65 - $1.01
2012	158	$0.84 - $1.98
2011*	175	$0.86 - $1.77
2010	135	$0.63 - $0.94
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
There were no net sales of the discontinued businesses for the three months ended May 31, 2013 and $7.0 million for the three months ended May 31, 2012. Net sales were $2.1 million and $23.6 million for the six months ended May 31, 2013 and May 31, 2012, respectively. Income before income taxes for the discontinued businesses were income of $0.4 million and $1.3 million for the three months ended May 31, 2013 and May 31, 2012, respectively and losses of $0.2 million and $3.5 million for the six months ended May 31, 2013 and May 31, 2012, respectively.
Results of Operations for the Three Months Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012
The Company's net sales in the second quarter of 2013 were $270.8 million compared to $307.5 million in the second quarter of 2012. The Performance Chemicals business segment revenue decreased by $33.7 million or 14.2% while the Engineered Surfaces business segment revenue decreased $3.0 million or 4.3%. Contributing to the net sales decrease in 2013 were lower volume of $16.9 million or 5.5%, reduced pricing of $18.6 million and unfavorable currency translation effects of $1.2 million.
Gross profit in the second quarter of 2013 was $57.3 million with a gross profit margin of 21.2% compared to gross profit of $60.0 million and a gross profit margin of 19.5% in the second quarter of 2012. The increase in gross profit margin was primarily due to better product mix and cost reduction actions.
Selling, general and administrative expense in the second quarter of 2013 decreased $1.0 million, to $31.2 million, or 11.5% of sales, compared to $32.2 million, or 10.5% of net sales in the second quarter of 2012. The decrease was primarily due to lower employee expenses and reduced discretionary costs.
Interest expense was $8.0 million in the second quarter of 2013, compared to $9.5 million for the same period a year ago. Included in interest expense for the second quarter of 2012 is approximately $1.3 million related to an interest rate swap that was settled in the first quarter of 2011.
Income tax expense was $1.3 million in the second quarter of 2013, a 33.3% effective income tax rate, compared to income tax expense of $2.9 million, or a 29.6% effective tax rate in the second quarter of 2012. The higher rate in 2013 was primarily due to losses in foreign jurisdictions in which no tax benefit can be recognized. The Company estimates its full year 2013 effective tax rate will be in the range of approximately 30%.
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

The Company generated income from continuing operations of $2.6 million or $0.06 per diluted share in the second quarter of 2013 compared to $6.9 million or $0.15 per diluted share in the second quarter of 2012.
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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	May 31,
(Dollars in millions)	2013	2012
Net Sales:
Performance Chemicals
Performance Materials	$69.6	$90.5
Specialty Chemicals	134.6	147.4
Total Performance Chemicals	204.2	237.9
Engineered Surfaces
Coated Fabrics	30.5	31.0
Laminates and Performance Films	36.1	38.6
Total Engineered Surfaces	66.6	69.6
Consolidated Net Sales	$270.8	$307.5
Segment Gross Profit:
Performance Chemicals	$42.0	$46.7
Engineered Surfaces	15.3	13.3
Consolidated Gross Profit	$57.3	$60.0
Segment Operating Profit:
Performance Chemicals	$17.2	$23.4
Engineered Surfaces	1.4	1.3
Interest expense	(8.0)	(9.5)
Corporate expense	(5.2)	(5.4)
Debt issuance costs write-off	$(1.5)	$—
Consolidated Income from Continuing Operations Before Income Taxes	$3.9	$9.8
Performance Chemicals
Performance Chemicals' net sales decreased $33.7 million to $204.2 million during the second quarter of 2013 compared to $237.9 million during the second quarter of 2012. The decrease was primarily due to volume declines of $12.5 million, reduced customer pricing of $19.4 million as a result of lower raw material costs and their impact on index pricing and unfavorable foreign currency translation of $1.8 million. Net sales for the Performance Materials product line decreased $20.9 million to $69.6 million during the second quarter of 2013 compared to $90.5 million during the second quarter of 2012 driven primarily by lower year-over-year volumes and reduced index-based pricing. Net sales for the Specialty Chemicals product line decreased $12.8 million to $134.6 million during the second quarter of 2013, compared to $147.4 million during the second quarter of 2012, driven primarily by lower volumes in tolled manufacturing, tire cord and coatings. This was partially offset by sales growth in rubber reinforcing and modification, home and personal care, tape and adhesives and oil and gas drilling chemicals.
Performance Chemicals' gross profit was $42.0 million with a gross profit margin of 20.6% during the second quarter of 2013 compared to $46.7 million with a gross profit margin of 19.6% in the second quarter of 2012.
This segment generated an operating profit of $17.2 million in the second quarter of 2013 compared to $23.4 million in the second quarter of 2012. The decrease in segment operating profit was primarily due to the incremental margin impact of the lower sales volumes and lower customer pricing, partially offset by lower raw material costs. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2013 include severance charges of $1.6 million.

Engineered Surfaces
Engineered Surfaces' net sales decreased $3.0 million, or 4.3%, to $66.6 million in the second quarter of 2013 from $69.6 million in the second quarter of 2012 primarily due to lower global film sales and the variance from a large one-time order in 2012. Coated Fabrics net sales were $30.5 million in the second quarter of 2013 compared to $31.0 million in the second quarter of 2012 as sales improved in China but declined slightly in North America. Net sales for the Laminates and Performance Films product lines were $36.1 million during the second quarter of 2013 compared to $38.6 million during the second quarter of 2012. Laminate product line sales decreased $0.4 million as sales improvements in kitchen and bath were offset by declines in most other residential and commercial construction related markets while the Performance Film product line sales declined $2.2 million on lower global film sales and the variance from a large one-time order in 2012.
Engineered Surfaces' gross profit was $15.3 million with a gross profit margin of 23.0% during the second quarter of 2013 compared to $13.3 million and a gross profit margin of 19.1% in the second quarter of 2012.
Segment operating profit was $1.4 million for the second quarter of 2013 compared to $1.3 million for the second quarter of 2012. The second quarter of 2013 includes positive pricing actions, favorable product mix and lower raw material and manufacturing costs compared to the prior year. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2013 include plant closure and transition costs of $1.4 million, and workforce reduction costs of $1.9 million, while the second quarter of 2012 includes asset impairment and other charges of $0.6 million and transition charges of $1.4 million.
Corporate
Corporate expenses were $5.2 million in the second quarter of 2013 compared to $5.4 million in the second quarter of 2012. The decrease is primarily due to lower employment expenses and a reduction in discretionary spending.
Results of Operations for the Six Months Ended May 31, 2013 Compared to the Six Months Ended May 31, 2012
The Company's net sales in the first half of 2013 were $522.5 million compared to $583.4 million in the first half of 2012. The Performance Chemicals business segment revenue decreased by $60.9 million or 13.3% while the Engineered Surfaces business segment revenue remained the same at $127.1 million. Contributing to the net sales decrease in 2013 were lower volume of $36.6 million or 6.3%, reduced pricing of $23.3 million and unfavorable currency translation effects of $1.0 million.
Gross profit in the first half of 2013 was $106.3 million with a gross profit margin of 20.3% compared to gross profit of $120.9 million and a gross profit margin of 20.7% in the first half of 2012. The decrease in gross profit margin was primarily due to lower sales volumes, reduced pricing and related manufacturing cost absorption.
Selling, general and administrative expense in the first half of 2013 was flat at $61.7 million, or 11.8% of sales, compared to 10.6% of net sales in the first half of 2012.
Interest expense was $16.6 million in the first half of 2013 compared to $19.0 million for the same period a year ago primarily as a result of refinancing actions during the second quarter of 2013. Also, included in interest expense for the first half of 2012 is approximately $1.3 million related to an interest rate swap that was settled in the first quarter of 2011.
Income tax expense was $1.9 million in the first half of 2013, a 40.4% effective income tax rate, compared to income tax expense of $6.4 million, or a 26.6% effective tax rate in the first half of 2012. The Company’s first half 2013 effective tax rate of 40.4% was higher than its domestic federal statutory rate primarily due to losses in foreign jurisdictions for which no tax benefit can be recognized, as well as the relatively low pre-tax income in the first half of 2013. The lower rate in the first half of 2012 was primarily due to income in foreign jurisdictions where the tax rate is lower than the U.S. federal statutory rate.
The Company generated income from continuing operations of $2.8 million or $0.06 per diluted share in the first half of 2013 compared to $17.6 million or $0.38 per diluted share in the first half of 2012.
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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Six Months Ended
	May 31,
(Dollars in millions)	2013	2012
Net Sales:
Performance Chemicals
Performance Materials	$136.9	$177.0
Specialty Chemicals	258.5	279.3
Total Performance Chemicals	395.4	456.3
Engineered Surfaces
Coated Fabrics	59.4	59.2
Laminates and Performance Films	67.7	67.9
Total Engineered Surfaces	127.1	127.1
Consolidated Net Sales	$522.5	$583.4
Segment Gross Profit:
Performance Chemicals	$78.7	$95.0
Engineered Surfaces	27.6	25.9
Consolidated Gross Profit	$106.3	$120.9
Segment Operating Profit:
Performance Chemicals	$31.7	$49.1
Engineered Surfaces	1.9	3.8
Interest expense	(16.6)	(19.0)
Corporate expense	(10.8)	(9.9)
Debt issuance costs write-off	(1.5)	—
Consolidated Income from Continuing Operations Before Income Taxes	$4.7	$24.0
Performance Chemicals
Performance Chemicals' net sales decreased $60.9 million to $395.4 million during the first half of 2013 compared to $456.3 million during the first half of 2012. The decrease was primarily due to volume declines of $34.7 million and lower customer pricing of $24.3 million as raw material costs decreased. Net sales for the Performance Materials product line decreased $40.1 million to $136.9 million during the first half of 2013 compared to $177.0 million during the first half of 2012 driven primarily by lower year-over-year volumes in both markets. Net sales for the Specialty Chemicals product line decreased $20.8 million to $258.5 million during the first half of 2013, compared to $279.3 million during the first half of 2012, driven primarily by lower sales in contract manufacturing, tire cord and specialty rubbers, which were partially offset by growth in oil and gas drilling chemicals, nonwovens, antioxidants and tape and adhesives.
Performance Chemicals' gross profit was $78.7 million with a gross profit margin of 19.9% during the first half of 2013 compared to $95.0 million with a gross profit margin of 20.8% in the first half of 2012.
This segment generated an operating profit of $31.7 million in the first half of 2013 compared to $49.1 million in the first half of 2012. The decrease in segment operating profit was primarily due to the incremental margin impact of the lower sales volumes and lower index-based pricing, partially offset by lower raw material costs. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first half of 2013 include a foreign employee withholding tax assessment and other charges of $0.6 million and severance charges of $1.6 million.
Engineered Surfaces
Engineered Surfaces' net sales remained flat at $127.1 million in the first half of 2013 compared to the first half of 2012 as lower volumes were partially offset by improved pricing and favorable foreign currency translation effects. Coated Fabrics net sales were $59.4 million in the first half of 2013 compared to $59.2 million in the first half of 2012 as sales improved in Asia, but declined in North America. Net sales for the Laminates and Performance Films product lines were $67.7 million during the first half of 2013 compared to $67.9 million during the first half of 2012. Laminate product line sales increased $2.6 million as sales improved in the residential and commercial construction related markets including kitchen and bath and specialty applications while the Performance Film product line sales declined $2.8 million.
Engineered Surfaces' gross profit was $27.6 million with a gross profit margin of 21.7% during the first half of 2013 compared to $25.9 million and a gross profit margin of 20.4% in the first half of 2012.

Segment operating profit was $1.9 million for the first half of 2013 compared to $3.8 million for the first half of 2012. The first half of 2013 includes positive pricing actions, lower raw material costs and improved product mix. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first half of 2013 include plant closure and workforce reduction costs of $3.8 million and transition costs of $2.5 million, while the first half of 2012 includes workforce reduction costs of $0.4 million and transition and other costs of $2.0 million.
Corporate
Corporate expenses were $10.8 million in the first half of 2013 compared to $9.9 million in the first half of 2012. The increase is primarily due to higher employment costs and outside services.
Financial Resources

	Six Months Ended May 31,
	2013	2012	Change
Cash (used in) provided by operating activities	$(9.6)	$22.3	$(31.9)
Cash (used in) provided by investing activities	$(9.3)	$2.2	$(11.5)
Cash used in financing activities	$(1.1)	$(1.1)	$—
(Decrease) increase in cash and cash equivalents	$(15.0)	$29.0	$(44.0)
Cash used in operating activities was $9.6 million for the six months ended May 31, 2013 compared to cash provided by operations of $22.3 million in the six months ended May 31, 2012. Cash provided by operations decreased in 2013 primarily due to lower profitability and an increase in working capital. Accounts receivable increased as the Company’s Days Sales Outstanding (“DSO”) increased from 45.8 days at November 30, 2012 to 47.2 days at May 31, 2013. Additionally, during 2013, the Company contributed $4.7 million to its pension trust.
Cash used in investing activities was $9.3 million in the six months ended May 31, 2013, compared to cash provided of $2.2 million in the six months ended May 31, 2012. Included in 2012 is $10.0 million of proceeds from the sale of the Company’s North American wallcovering business. Additionally, the Company incurred $9.6 million of capital expenditures in the six months ended May 31, 2013 compared to $10.2 million in the six months ended May 31, 2012. The Company expects to spend approximately $30.0—$35.0 million for capital expenditures during 2013. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.
Cash used in financing activities in the six months ended May 31, 2013 was $1.1 million, which was primarily due to an increase in short-term debt borrowings in India, partially offset by Term Loan debt repayments of $0.5 million. Cash used in financing activities in the six months ended May 31, 2012 was also $1.1 million, primarily related to an increase in restricted cash used as a compensating balance and repayments of debt obligations. Total debt was $453.5 million as of May 31, 2013, which includes $250.0 million for Senior Notes, $195.0 million for the Term Loan and $8.5 million of foreign debt, compared to $453.6 million as of November 30, 2012. The Company’s cash balance of $128.0 million, excluding restricted cash of $5.5 million at May 31, 2013, consists of $77.3 million in the U.S., $19.0 million in Europe and $31.7 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

Debt
Please refer to Note J to the Unaudited Interim Consolidated Financial Statements for a discussion of debt.

On March 7, 2013, due to lower prevailing interest rates, the Company amended its existing $200 million Term Loan ("Amended Term Loan") that had a balance of $195.5 million. The amendment extends the maturity date to May 2018 and reduces the borrowing spreads. The eurodollar rate is now subject to a floor of 1.25% instead of the previous 1.75% and the applicable margin is now 3.00% instead of the previous 3.75%. The Amended Term Loan retains most of the other provisions of the $200 million Term Loan, including annual principal payments of $2.0 million with the balance to be repaid at maturity. Certain covenants have been removed including eliminating the interest coverage ratio and restrictions on capital spending. Additionally, during April 2013, the Company amended its Senior Secured Revolving Credit Facility (“Facility”) that had no balance outstanding. This amendment extended the maturity date of the Facility to December 2017, reduced borrowing spreads by 0.5% and reduced the unused line fees by 0.25%. All other terms and conditions of the Facility remained the same.
As a result of the refinancing actions, the Company incurred $1.2 million of fees, of which $0.9 million were expensed in the second quarter of 2013 and the remainder recorded as deferred financing fees to be amortized over the term of the debt. Additionally, $0.4 million of existing deferred financing fees and $0.2 million of existing deferred original issue discount fees were written-off.

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

Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended November 30, 2012, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.
Environmental Matters
The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2013 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.
Employee Matters
At May 31, 2013, the Company employed approximately 2,300 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 10.2% or 237 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.
New Accounting Pronouncements
Please refer to Note A to the Unaudited Consolidated Financial Statements for a discussion of accounting standards adopted in 2013 and accounting standards not yet adopted.
Forward-Looking Statements
This quarterly report on Form 10-Q includes descriptions of our current business, operations, assets and other matters affecting the Company, as well as “forward-looking statements” as defined by federal securities laws. All forward-looking statements by the Company including verbal statements, are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectation, judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address business conditions and prospects, strategy, capital structure, sales, profits, earnings, markets, products, technology, operations, customers, raw materials, claims and litigations, financial condition, and accounting policies among other matters. Words such as, but not limited to, “will,” “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.
All descriptions of our current business, operations and assets, as well as all forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates or proposes to operate. Other risks and uncertainties are more specific to the Company’s businesses including businesses the Company acquires. There may be risks and uncertainties not currently known to us. The occurrence of such risks and uncertainties and the impact of such occurrences is often not predictable or within the Company’s control. Such impacts could adversely effect the Company’s current business, operations or assets as well as the Company's results and, in some cases, such effect could be material. Certain risk factors facing the Company are described below or elsewhere in this Form 10-Q.

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
Risks and uncertainties that may adversely impact our current business, operations, assets, or other matters affecting the Company, and which may cause actual results to differ materially from expected results include, among others: economic trends and conditions affecting the economy in general and/or the Company’s end-use markets; prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylonitrile, acrylics and textiles; ability to increase pricing to offset raw material cost increases; product substitution and/or demand destruction due to product technology, performance or cost disadvantages; high degree of customer concentration and potential loss of a significant customer; supplier, customer and/or competitor consolidation; customer credit and bankruptcy risk; failure to successfully develop and commercialize new products; a decrease in regional customer demand due to reduced in-region production or increased import competition; risks associated with international operations including political unrest, fluctuations in exchange rates, and regulatory uncertainty; failure to successfully implement productivity enhancement and cost reduction initiatives; risks associated with chemical handling and manufacturing and with acts of war, terrorism, natural disasters or accidents, including fires, floods, explosions and releases of hazardous substances; unplanned full or partial suspension of plant operations; ability to comply, and cost of compliance with legislative and regulatory changes, including changes impacting environmental, health and safety compliance and changes which may restrict or prohibit the Company from using or selling certain products and raw materials; losses from the Company’s strategic alliance, joint venture, acquisition, integration and operational activities; rapid inflation in health care costs; loss of key employees and inability to attract and retain new key employees; prolonged work stoppage resulting from labor disputes with unionized workforce; changes in, and significant contributions required to meet pension plan funding obligations; attacks on and/or failure of the Company’s information systems; infringement or loss of the Company’s intellectual property; litigation and claims against the Company related to products, services, contracts, employment, environmental, safety, intellectual property and other matters; adverse litigation judgments or settlements; absence of or inadequacy of insurance coverage for litigation judgments, settlements or other losses; higher than expected capital expenditures; availability of financing at anticipated rates and terms; and loan covenant default arising from substantial debt and leverage and the inability to service that debt, including increases in applicable short-term or long-term borrowing rates.
For further information on risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended November 30, 2012.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note J to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $195.0 million as of May 31, 2013. Non-domestic borrowings with banks were $8.5 million as of May 31, 2013. The weighted average effective interest rate of the Company’s outstanding debt was 6.34% as of May 31, 2013. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.
The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $0.8 million as of May 31, 2013, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures
Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2013, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Other than described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In August 2010, the Company was sued by the insurer of Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was awarded $3.4 million in damages. The Company had not recorded any liability for a potential loss based on its judgment that there was no probable risk of a material loss. The Company's insurer has accepted coverage. The Company has a $0.5 million insurance deductible, of which approximately $0.3 million has been paid through May 31, 2013. The matter is currently under appeal. Accordingly, as of May 31, 2013, the Company recorded a liability of $3.4 million and an insurance receivable of $3.2 million.
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

Item 6. Exhibits

a.) Exhibits
12.1	Ratio of Earnings to fixed charges.
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2013, filed with the SEC on June 27, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2013; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2013; (iii) the Consolidated Statements of Financial Position at May 31, 2013 and November 30, 2012; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2013; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	June 27, 2013	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 27, 2013	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2013, filed with the SEC on June 27, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2013; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2013; (iii) the Consolidated Statements of Financial Position at May 31, 2013 and November 30, 2012; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2013; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.