Form 10-Q
period 2013-08-31
OMNOVA SOLUTIONS INC
filed 2013-09-30
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended August 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At August 31, 2013, there were 47,128,223 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Net Sales	$261.2	$288.2	$783.7	$871.6
Cost of products sold (exclusive of depreciation)	206.5	230.4	622.7	692.9
Gross profit	54.7	57.8	161.0	178.7

Other costs and expenses:
Selling, general and administrative	28.5	30.4	90.2	92.1
Depreciation and amortization	7.8	7.8	24.4	23.9
Asset impairment	—	—	—	.2
Gain on asset sales	(1.8)	—	(1.9)	—
Restructuring and severance	1.4	.3	6.8	1.0
Interest expense	7.7	8.8	24.3	27.8
Debt issuance costs write-off	—	—	1.5	—
Other (income) expense, net	(1.3)	.2	(1.4)	(.6)
Total other costs and expenses	42.3	47.5	143.9	144.4

Income from continuing operations before income taxes	12.4	10.3	17.1	34.3
Income tax expense	3.4	3.4	5.3	9.8

Income from continuing operations	9.0	6.9	11.8	24.5

Discontinued operations:
Loss from operations	—	(.5)	(.2)	(4.0)
Tax expense (benefit)	—	—	(.1)	(.4)
Loss from operations net of tax	—	(.5)	(.1)	(3.6)

Gain on sale	—	—	—	9.9
Tax expense	—	—	—	3.9
Net gain on sale	—	—	—	6.0
(Loss) income from discontinued operations	—	(.5)	(.1)	2.4

Net Income	$9.0	$6.4	$11.7	$26.9

Income per share - Basic and Diluted

Income per share - continuing operations	$.19	$.15	$.25	$.54
(Loss) income per share - discontinued operations	—	(.01)	—	.05
Basic and diluted income per share	$.19	$.14	$.25	$.59

Weighted average shares outstanding - Basic	46.2	46.2	46.1	45.8
Weighted average shares outstanding - Diluted	46.7	46.3	46.6	45.9
See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Net income	$9.0	$6.4	$11.7	$26.9

Components of other comprehensive income:
Foreign currency translations:
Unrealized net change during the period	(2.0)	(.7)	(.6)	(10.8)
Tax effect	(.5)	1.6	(.5)	1.6
Foreign currency translations, net of tax	(2.5)	.9	(1.1)	(9.2)

Interest rate swap:
Amortization of unrecognized gain on interest rate swap reclassified into interest expense	—	—	—	1.3
Tax effect	—	—	—	(.5)
Amortization of unrecognized gain on interest rate swap reclassified into interest expense	—	—	—	.8

Defined benefit pension plans:
Actuarial net gain:
Amortization of net gain included in net period pension expense	1.9	.4	3.6	1.1
Prior service cost:
Amortization of prior service costs included in net period pension expense	(.1)	(.1)	(.2)	(.2)
Tax effect in defined benefit plans	(1.4)	(.2)	(2.0)	(.4)
Defined benefit plans, net of tax	.4	.1	1.4	.5

Other comprehensive (loss) income, net of tax	(2.1)	1.0	.3	(7.9)
Comprehensive income	$6.9	$7.4	$12.0	$19.0

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	August 31, 2013	November 30, 2012
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$150.1	$143.0
Restricted cash	—	5.5
Accounts receivable, net	137.0	130.1
Inventories	83.0	96.2
Prepaid expenses and other	18.2	14.8
Deferred income taxes - current	10.7	10.7
Assets held for sale - current	4.1	—
Total Current Assets	403.1	400.3

Property, plant and equipment, net	214.5	222.8
Trademarks and other intangible assets, net	74.4	79.6
Goodwill	87.7	86.7
Deferred income taxes - non-current	65.5	65.7
Deferred financing fees	9.6	11.3
Other assets	8.5	7.3
Total Assets	$863.3	$873.7
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$5.2	$9.6
Accounts payable	87.5	102.8
Accrued payroll and personal property taxes	20.9	21.8
Employee benefit obligations	2.1	2.1
Accrued interest	6.7	1.8
Other current liabilities	9.9	7.4
Total Current Liabilities	132.3	145.5

Senior notes	250.0	250.0
Long-term debt - other	191.5	192.6
Postretirement benefits other than pensions	7.4	7.7
Pension liabilities	101.8	111.4
Deferred income taxes - non-current	24.9	23.9
Other liabilities	11.7	12.4
Total Liabilities	719.6	743.5
Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 47.9 million and 47.5 million shares issued as of August 31, 2013 and November 30, 2012, respectively	4.8	4.7
Additional contributed capital	334.0	331.8
Retained deficit	(75.5)	(87.2)
Treasury stock at cost; .7 million shares and .6 million shares at August 31, 2013 and November 30, 2012, respectively	(5.2)	(4.4)
Accumulated other comprehensive loss	(114.4)	(114.7)
Total Shareholders’ Equity	143.7	130.2
Total Liabilities and Shareholders’ Equity	$863.3	$873.7

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended August 31,
	2013	2012
Operating Activities
Net income	$11.7	$26.9
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of fixed assets	(1.9)	—
Depreciation and amortization	24.4	23.9
Gain on sale of business	—	(6.0)
Impairment of long-lived assets	—	.2
Amortization of deferred financing fees	1.7	2.1
Non-cash stock compensation expense	1.7	3.4
Provision for obsolete inventories	1.8	(.2)
Deferred income taxes	.9	(.6)
Other	.3	—
Changes in operating assets and liabilities:
Accounts receivable	(12.0)	27.7
Inventories	9.7	(13.2)
Other current assets	(.5)	(1.1)
Current liabilities	(3.9)	11.8
Other non-current assets	—	(9.3)
Other non-current liabilities	(5.1)	.6
Contribution to defined benefit plan	(8.8)	(16.0)
Discontinued operations	(.1)	4.8
Net Cash Provided By Operating Activities	19.9	55.0
Investing Activities
Capital expenditures	(17.5)	(19.6)
Proceeds from insurance settlements	.8	—
Proceeds from asset sales	1.7	.4
Proceeds from sale of businesses	—	12.3
Net Cash Used In Investing Activities	(15.0)	(6.9)
Financing Activities
Repayment of debt obligations	(1.5)	(1.5)
Short-term debt borrowings	28.5	34.0
Short-term debt payments	(32.2)	(35.5)
Payments for debt refinancing	(1.2)	—
Restricted cash	5.5	(1.3)
Cash received from exercise of stock options	.1	1.9
Net Cash Used In Financing Activities	(.8)	(2.4)
Effect of exchange rate changes on cash	3.0	.9
Net Increase In Cash And Cash Equivalents	7.1	46.6
Cash and cash equivalents at beginning of period	143.0	98.9
Cash And Cash Equivalents At End Of Period	$150.1	$145.5
Supplemental Cash Flows Information
Cash paid for:
Interest	$17.7	$19.8
Income taxes	$3.3	$3.5

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2013
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
The balance sheet at August 31, 2013 has been derived from the unaudited interim consolidated financial statements at that date and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
The Performance Chemicals segment consists of two product lines. The Performance Materials product line encompasses products that have applications in the paper, paperboard and carpet industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability and flexible installation requirements. The Specialty Chemicals product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), construction, oil/gas drilling and recovery, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers, and various other specialty applications.

Note A – Basis of Presentation (Continued)
Engineered Surfaces – The Engineered Surfaces segment develops, designs, produces and markets a broad line of engineered surfacing products, including coated fabrics; vinyl, paper and specialty laminates; and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring, ceiling tile and furnishings, transportation markets including busses and mass transit vehicles, marine, automotive and motorcycle OEM seating and manufactured housing, recreational vehicles, medical devices and products and a variety of industrial films applications.
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
Subsequent Events – The Company has evaluated subsequent events from the date on the balance sheet through the date that these financial statements are being filed with the SEC. No material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.
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
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income” which requires companies to provide information about the amounts reclassified out of accumulated comprehensive income by component as well as requiring additional disclosures for these amounts. This ASU will be effective for the Company on December 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
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
There were no net sales of the discontinued businesses for the three months ended August 31, 2013 and $6.7 million for the three months ended August 31, 2012. Net sales were $2.1 million and $30.3 million for the nine months ended August 31, 2013 and 2012, respectively. Losses before income taxes for the discontinued businesses were nil and $0.5 million for the three months ended August 31, 2013 and 2012, respectively and $0.2 million and $4.0 million for the nine months ended August 31, 2013 and 2012, respectively.
Note C – Fair Value Measurements and Risk
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer who represented more than 10% of the Company’s net trade receivables at August 31, 2013 or greater than 10% of consolidated net sales during the third quarter of 2013.
The Company's notes receivable have a notional amount of $6.4 million. The notes receivable are recognized at fair value using discounted cash flows associated with the note receivable. The fair value of the notes receivable were $6.1 million at August 31, 2013.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $200 million Term Loan B (balance of $194.5 million at August 31, 2013) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates.
Foreign Currency Risk
The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Chinese Yuan, Thai Baht, Great Britain Pound Sterling and Indian Rupee.
Foreign currency exchange contracts are occasionally used by the Company to manage risks from the change in exchange rates on cash payments between the Company's foreign subsidiaries. Additionally, the Company’s Thailand subsidiary uses foreign currency exchange contracts to manage risks from the change in the exchange rate of the Thai Baht on sales and purchases made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging limits the impact of foreign exchange rate movements on the Company’s operating results. There were no outstanding foreign exchange contracts on august 31, 2013. The notional amount of outstanding foreign exchange contracts, translated at current rates, was assets of $12.8 million as of November 30, 2012, and liabilities of $8.6 million as of November 30, 2012. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately.

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
As of November 30, 2012, the fair value of the Company’s foreign currency contracts was less than $0.1 million and was recorded as other current assets. Gains and losses on these contracts are recognized in other expense (income). There were no outstanding foreign currency contracts at August 31, 2013.
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
The following financial assets and liabilities were measured at fair value on a recurring basis during the first nine months of 2013:

Fair Value Measurements
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Foreign currency exchange contracts	$—	$—	$—	$—
Note receivable	6.1	—	—	6.1
Total Assets	$6.1	$—	$—	$6.1
The Company’s foreign currency exchange contracts are not exchange traded instruments; however, they are valued based on observable inputs for similar assets or liabilities and accordingly are classified as level 2 inputs. The value of the notes receivable are based on estimated future cash flows associated with the note as well as a consideration of the credit risk of the issuer and other unobservable inputs for similar assets, and accordingly, is classified as a Level 3 input.
Note D – Other (Income)
The following table sets forth the major components of other expense (income):

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2013	2012	2013	2012
Gain on foreign currency transactions	$(.1)	$(.1)	$(.2)	$.3
Licensing and royalty revenue	(.2)	(.2)	(.4)	(.7)
Insurance proceeds	(.8)	—	(.8)	—
Sale of scrap	(.1)	(.5)	(1.0)	(1.3)
Other bank fees and interest expense	.1	.4	.5	.6
Interest income	(.3)	(.1)	(.3)	(.4)
Withholding tax settlement	—	—	.5	—
Other non-income taxes	.2	.2	.7	.6
Other	(.1)	.5	(.4)	.3
	$(1.3)	$.2	$(1.4)	$(.6)

Note E – Restructuring and Severance
The following table is a summary of restructuring and severance charges for the third quarters and first nine months of 2013 and 2012:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2013	2012	2013	2012
Severance Expense	$.7	$.1	$4.3	$.5
Closure Costs	.7	.2	2.5	.5
Total	$1.4	$.3	$6.8	$1.0
During the first nine months of 2013, the Engineered Surfaces segment recognized restructuring and severance costs related to its continuing operations of $4.7 million primarily relating to plant closure costs and workforce reduction actions at its Columbus, Mississippi facility and $2.1 million of severance costs in the Performance Chemicals segment. During the first nine months of 2012, the Company recognized severance costs of $0.5 million for Engineered Surfaces related to workforce reduction actions. These costs are expected to be fully paid by the end of 2013.
The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2012	2013		August 31, 2013
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$—	$1.6	$1.6	$—
Engineered Surfaces	.3	5.2	4.9	.6
Corporate	—	—	—	—
Total	$.3	$6.8	$6.5	$.6

Note F – Income Per Share
The following table sets forth the computation of earnings per common share and fully diluted earnings per common share as calculated under the two-class method:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2013	2012	2013	2012
Basic Earnings Per Share:
Income from continuing operations	$9.0	$6.9	$11.8	$24.5
Income from continuing operations allocated to participating securities	—	.1	—	.3
Income from continuing operations allocated to common stockholders	$9.0	$6.8	$11.8	$24.2
(Loss) income from discontinued operations	$—	$(.5)	$(.1)	$2.4
Income from discontinued operations allocated to participating securities	—	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$—	$(.5)	$(.1)	$2.4
Net income	$9.0	$6.4	$11.7	$26.9
Net income allocated to participating securities	—	.1	—	.3
Net income allocated to common stockholders	$9.0	$6.3	$11.7	$26.6
Weighted-average common shares outstanding – basic	46.2	46.2	46.1	45.8
Income from continuing operations per common share – basic	$.19	$.15	$.25	$.54
(Loss) income from discontinued operations per common share – basic	$—	$(.01)	$—	$.05
Net income per common share – basic	$.19	$.14	$.25	$.59

Note F – Income Per Share (Continued)

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2013	2012	2013	2012
Diluted Earnings Per Share:
Income from continuing operations	$9.0	$6.9	$11.8	$24.5
Income from continuing operations allocated to participating securities	—	.1	—	.3
Income from continuing operations allocated to common stockholders	$9.0	$6.8	$11.8	$24.2
(Loss) income from discontinued operations	$—	$(.5)	$(.1)	$2.4
Income from discontinued operations allocated to participating securities	—	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$—	$(.5)	$(.1)	$2.4
Net income	$9.0	$6.4	$11.7	$26.9
Net income allocated to participating securities	—	.1	—	.3
Net income allocated to common stockholders	$9.0	$6.3	$11.7	$26.6
Weighted-average common shares outstanding – basic	46.2	46.2	46.1	45.8
Dilutive effect of stock options	.5	.1	.5	.1
Weighted-average common shares outstanding – assuming dilution	46.7	46.3	46.6	45.9
Income from continuing operations per common share – assuming dilution	$.19	$.15	$.25	$.54
(Loss) income from discontinued operations per common share – assuming dilution	$—	$(.01)	$—	$.05
Net income per common share – assuming dilution	$.19	$.14	$.25	$.59
The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2013	2012	2013	2012
Weighted-average common shares outstanding	46.2	45.7	46.1	45.2
Weighted-average participating shares outstanding	—	.5	—	.6
Total weighted-average shares outstanding—basic	46.2	46.2	46.1	45.8
Dilutive effect of stock options	.5	.1	.5	.1
Total weighted-average shares outstanding—assuming dilution	46.7	46.3	46.6	45.9
There were .4 million of options to purchase common stock and restricted shares of the Company during both the third quarters of 2013 and 2012 that were not included in the computation of dilutive per share amounts as well as .4 million options to purchase common stock and restricted shares of the Company during both of the first nine months of 2013 and 2012 that were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.

Note G – Comprehensive Income (Loss)
The following table reflects the changes in the components of accumulated other comprehensive loss for the three and nine months ended August 31, 2013 and 2012:

Three months ended August 31, 2013 and 2012	Foreign Currency Items	Unrealized Loss on Interest Rate Swap	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - May 31, 2013	$(.8)	$—	$(111.5)	$(112.3)

Other comprehensive (loss) before reclassifications	(2.5)	—	—	(2.5)
Amounts reclassified from accumulated other comprehensive earnings	—	—	.4	.4
Balance - August 31, 2013	$(3.3)	$—	$(111.1)	$(114.4)

	Foreign Currency Items	Unrealized Loss on Interest Rate Swap	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - May 31, 2012	$(8.0)	$(1.8)	$(89.4)	$(99.2)

Other comprehensive earnings before reclassifications	.9	—	—	.9
Amounts reclassified from accumulated other comprehensive earnings	—	—	.1	.1
Balance - August 31, 2012	$(7.1)	$(1.8)	$(89.3)	$(98.2)

Nine months ended August 31, 2013 and 2012	Foreign Currency Items	Unrealized Loss on Interest Rate Swap	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - November 30, 2012	$(2.2)	$—	$(112.5)	$(114.7)

Other comprehensive (loss) before reclassifications	(1.1)	—	—	(1.1)
Amounts reclassified from accumulated other comprehensive earnings	—	—	1.4	1.4
Balance - August 31, 2013	$(3.3)	$—	$(111.1)	$(114.4)

	Foreign Currency Items	Unrealized Loss on Interest Rate Swap	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - November 30, 2011	$2.1	$(2.6)	$(89.8)	$(90.3)

Other comprehensive (loss) before reclassifications	(9.2)	—	—	(9.2)
Amounts reclassified from accumulated other comprehensive earnings	—	.8	.5	1.3
Balance - August 31, 2012	$(7.1)	$(1.8)	$(89.3)	$(98.2)

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
Note H – Inventories
Inventories are stated at the lower of cost or market value. All U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $61.3 million or 53.3% and $71.4 million or 52.2% of inventories at August 31, 2013 and November 30, 2012, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using the first-in, first-out (“FIFO”) or average cost method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations.

(Dollars in millions)	August 31, 2013	November 30, 2012
Raw materials and supplies	$38.6	$48.6
Work-in-process	6.6	6.4
Finished products	69.9	81.8
Acquired cost of inventories	115.1	136.8
Excess of acquired cost over LIFO cost	(23.6)	(29.9)
Obsolescence reserves	(8.5)	(10.7)
Net Inventories	$83.0	$96.2
Note I – Asset Sales and Assets Held For Sale
During July 2013, the Company sold the land, building and all equipment at its Columbus, Mississippi facility to Columbus Business Center for $4.2 million. The sale price was comprised of cash of $1.1 million and a note receivable of $3.1 million of which $2.1 million of the note is payable to the Company by November 2013 with the balance due by November 2015. The Company recorded the note at its fair value of $2.8 million. The Company recognized a gain of $1.4 million for this transaction during the third quarter of 2013. In a separate transaction, the Company entered into a short-term lease with the buyer to lease a portion of the facility through the end of 2014 which will be used as a distribution facility for the Coated Fabrics business.
During the third quarter of 2013, the Company approved a plan to sell its idled Taicang, China facility. Accordingly, the Company has classified these assets and liabilities as held for sale in its statement of financial position as of August 31, 2013. The assets and liabilities to be sold consist of the following:

(in Millions)	August 31, 2013
Cash	$.1
Property, plant & equipment	2.6
Land use rights	1.4
Assets Held For Sale	$4.1

Note J – Debt and Credit Lines
Amounts due banks consist of the following debt obligations that are due within the next twelve months:

(Dollars in millions)	August 31, 2013	November 30, 2012
$200 million Term Loan B – current portion (interest at 4.25%)	$2.0	$2.0
Foreign subsidiaries borrowings (interest at 5.25% - 13.25%)	3.2	7.6
Total	$5.2	$9.6
The Company has borrowing facilities at certain of its foreign subsidiaries in China, India and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $3.2 million at August 31, 2013 and $3.6 million at November 30, 2012. Foreign borrowings that were secured by a compensating cash balance in the U.S. were $4.0 million as of November 30, 2012. As of August 31, 2013, total borrowing capacity for these foreign working capital credit lines was $14.0 million. Also, as of August 31, 2013, there were $2.5 million in letters of credit issued under the foreign letters of credit facilities.
The Company’s long-term debt consists of the following:

(Dollars in millions)	August 31, 2013	November 30, 2012
$200 million Term Loan B (interest at 4.25%)	$194.5	$196.0
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Senior Revolving Credit Facility (interest at 1.93%)	—	—
	444.5	446.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(1.0)	(1.4)
Total Long-Term Debt	$441.5	$442.6
The Senior Unsecured Notes ("Senior Notes") have a face value of $250 million with a 7.875% interest rate which is payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. The Company may redeem the outstanding Senior Notes any time after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material U.S. subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.
The Company also has a $200 million Term Loan (“Term Loan”) (balance of $194.5 million on August 31, 2013) which was amended on March 7, 2013. The amendment extended the maturity date of the Term Loan by one year and reduced the borrowing spreads as described below. The Term Loan is secured by the property, plant and equipment and intangible assets of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 2.0%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company does not expect to make any annual excess free cash flow payments for 2013. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment. The Term Loan is secured by all real property and equipment of the Company’s U.S. facilities and guaranteed by the material U.S. subsidiaries of the Company. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .5 to 1 at August 31, 2013. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $93.6 million for the last twelve months ended August 31, 2013 which provided a cushion of approximately $77.0 million for covenant measurement purposes.

Note J – Debt and Credit Lines (Continued)
The Company issued the Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.
The Company also has a Senior Secured Revolving Credit Facility (“Facility”) with a potential availability of $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility was amended on April 5, 2013. The Facility matures December 9, 2017. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on August 31, 2013 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the New Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the third quarter of 2013 and averaged $76.7 million.
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
At August 31, 2013, the Company had $74.8 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At August 31, 2013, letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $72.5 million.
The weighted-average interest rate on the Company’s debt was 6.50% and 6.95% during the first nine months of 2013 and 2012, respectively.
Deferred financing costs incurred in connection with the issuance of the Senior Notes, the $200 million Term Loan (balance of $194.5 million on August 31, 2013) and the Facility are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs was $0.5 million and $0.7 million for the third quarters of 2013 and 2012, respectively and $1.7 million and $2.1 million for the first nine months of 2013 and 2012, respectively.
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
The fair value of the Company’s debt at August 31, 2013 approximated $462.0 million, which is higher than the carrying value of $447.7 million as a result of prevailing market rates on the Company’s debt.

Note K – Share-Based Employee Compensation
The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million shares of Company stock in the aggregate for a) awards of options to purchase shares of OMNOVA Solutions’ common stock, b) performance stock and performance units, c) restricted stock, d) deferred stock or e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of August 31, 2013, approximately 3.1 million of Company common stock remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years.
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
During the first nine months of 2013, no stock options were issued, 20,250 stock options expired or were forfeited and 28,500 stock options were exercised.
During the first nine months of 2013, 300,850 restricted shares were issued, 229,291 restricted shares vested and 8,050 shares were forfeited.
Compensation expense for all share-based payments including defined contribution plans, included in general and administrative expense, was $3.6 million and $3.4 million during the first nine months of 2013 and 2012, respectively.
As of August 31, 2013, there was $3.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
Cash received from stock options exercised was $0.1 million during the first nine months of 2013.
Note L – Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(Dollars in millions)	Pension Plans		Health Care Plans
Three months ended August 31, 2013 and 2012	2013	2012	2013	2012
Service costs	$.6	$.3	$—	$—
Interest costs	3.3	3.3	.1	.1
Expected return on plan assets	(3.6)	(3.6)	—	(.4)
Amortization of net actuarial loss (gain)	1.0	.8	(.4)	—
Amortization of prior service costs	—	—	—	—
Net periodic cost (benefit)	$1.3	$.8	$(.3)	$(.3)

	Pension Plans		Health Care Plans
Nine months ended August 31, 2013 and 2012	2013	2012	2013	2012
Service costs	$1.4	$1.1	$—	$—
Interest costs	9.5	10.4	.3	.4
Expected return on plan assets	(10.9)	(10.8)	—	—
Amortization of net actuarial loss (gain)	3.6	2.4	(1.1)	(1.1)
Amortization of prior service costs	—	—	(.2)	(.2)
Net periodic cost (benefit)	$3.6	$3.1	$(1.0)	$(.9)

Note L – Employee Benefit Plans (continued)
During the first nine months of 2013, the Company contributed $8.8 million to its U.S. pension plan trust, and does not expect to have any further funding requirements in fiscal 2013.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Prior to fiscal 2012, Company contributions were made with Company stock. Effective December 1, 2012, all Company contributions are made in cash. Expense for this plan was $0.5 million and $0.6 million for the third quarters of 2013 and 2012, respectively, and $1.9 million and $1.8 million for the first nine months of 2013 and 2012, respectively.
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
In August 2010, the Company was sued by the insurer of Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was awarded $3.4 million in damages. The Company had not recorded any liability for a potential loss based on its judgment that there was no probable risk of a material loss. The Company's insurer has accepted coverage. The Company has a $0.5 million insurance deductible, of which approximately $0.4 million has been paid through August 31, 2013. The matter is currently under appeal. Accordingly, as of August 31, 2013, the Company recorded a liability of $3.4 million and an insurance receivable of $3.3 million.
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

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2013	2012	2013	2012
Net Sales
Performance Chemicals
Performance Materials	$74.7	$91.4	$211.6	$268.4
Specialty Chemicals	124.4	127.3	382.9	406.6
Total Performance Chemicals	$199.1	$218.7	$594.5	$675.0
Engineered Surfaces
Coated Fabrics	$26.5	$30.5	$85.9	$89.7
Laminates and Performance Films	35.6	39.0	103.3	106.9
Total Engineered Surfaces	62.1	69.5	189.2	196.6
Total Net Sales	$261.2	$288.2	$783.7	$871.6
Segment Operating Profit
Performance Chemicals	$19.2	$22.0	$50.9	$71.1
Engineered Surfaces	5.2	3.0	7.1	6.8
Total Segment Operating Profit	24.4	25.0	58.0	77.9
Interest expense	(7.7)	(8.8)	(24.3)	(27.8)
Corporate expense	(4.3)	(5.9)	(15.1)	(15.8)
Debt issuance costs write-off	—	—	(1.5)	—
Income From Continuing Operations Before Income Taxes	$12.4	$10.3	$17.1	$34.3
Note O – Income Taxes
The Company recorded income tax expense of $3.4 million for both the third quarters of 2013 and 2012 and income tax expense of $5.3 million and $9.8 million for the nine months ended August 31, 2013 and 2012, respectively. The Company’s effective tax rate of 31.0% for the nine months ended August 31, 2013 was lower than its U.S. federal statutory rate primarily due to income in foreign jurisdictions where the rates are lower than the U.S. statutory rate.
The total unrecognized tax benefits excluding interest and penalties were $4.1 million and $4.3 million at August 31, 2013 and November 30, 2012, respectively. The total amount of penalties and interest recognized in the statement of financial position was $1.1 million as of both August 31, 2013 and November 30, 2012.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. During the nine months ended August 31, 2013, the Company recognized no interest and penalty expense.
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
As of August 31, 2013, the Company had approximately $114.0 million of U.S. federal net operating loss carryforwards (NOLCs), $90.0 million of state and local NOLCs, $0.6 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the tax years 2022 through 2033 while the foreign tax credit carryforwards expire between tax years 2013 and 2022. The Company has approximately $19.6 million of U.S. capital loss carryforwards, which are expected to expire by the tax year 2017. The Company has provided a valuation allowance against the capital loss carryforwards as the Company does not expect to utilize the carryforwards before the expiration period.
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
Condensed Consolidating Statements of Operations for the Three Months Ended August 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$173.1	$—	$95.5	$(7.4)	$261.2
Cost of products sold	137.5	—	75.8	(6.8)	206.5
Gross profit	35.6	—	19.7	(.6)	54.7

Selling, general and administrative	20.0	.1	8.4	—	28.5
Depreciation and amortization	4.1	—	3.7	—	7.8
Gain on asset sales	(1.8)	—	—	—	(1.8)
Restructuring and severance	1.4	—	—	—	1.4
Interest expense	6.2	(.5)	2.0	—	7.7
(Income) loss from subsidiaries	(2.5)	(3.6)	—	6.1	—
Other (income) expense, net	(1.9)	(.3)	.8	.1	(1.3)
	25.5	(4.3)	14.9	6.2	42.3
Income (loss) from continuing operations before income taxes	10.1	4.3	4.8	(6.8)	12.4
Income tax expense	1.1	1.1	1.2	—	3.4
Income (loss) from continuing operations	9.0	3.2	3.6	(6.8)	9.0
Income from discontinued operations	—	—	—	—	—
Net Income (loss)	$9.0	$3.2	$3.6	$(6.8)	$9.0
Condensed Consolidating Statements of Operations for the Nine Months Ended August 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$507.2	$—	$298.7	$(22.2)	$783.7
Cost of products sold	404.8	—	239.7	(21.8)	622.7
Gross profit	102.4	—	59.0	(.4)	161.0

Selling, general and administrative	62.1	.4	27.7	—	90.2
Depreciation and amortization	12.4	—	12.0	—	24.4
Asset impairment	—	—	—	—	—
Gain on asset sales	(1.9)	—	—	—	(1.9)
Restructuring and severance	4.6	—	2.2	—	6.8
Interest expense	19.5	(1.4)	6.1	.1	24.3
Debt issuance costs write-off	1.5	—	—	—	1.5
(Income) loss from subsidiaries	(5.0)	(5.8)	—	10.8	—
Other (income) expense, net	(3.7)	(.5)	2.8	—	(1.4)
	89.5	(7.3)	50.8	10.9	143.9
Income (loss) from continuing operations before income taxes	12.9	7.3	8.2	(11.3)	17.1
Income tax expense	1.1	1.8	2.4	—	5.3
Income (loss) from continuing operations	11.8	5.5	5.8	(11.3)	11.8
(Loss) from discontinued operations	(.1)	—	—	—	(.1)
Net Income (loss)	$11.7	$5.5	$5.8	$(11.3)	$11.7

 Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Operations for the Three Months Ended August 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$196.7	$—	$99.6	$(8.1)	$288.2
Cost of products sold	156.9	—	81.5	(8.0)	230.4
Gross profit	39.8	—	18.1	(.1)	57.8

Selling, general and administrative	22.0	.3	8.1	—	30.4
Depreciation and amortization	4.0	—	3.8	—	7.8
Restructuring and severance	.3	—	—	—	.3
Interest expense	7.1	(.5)	5.7	(3.5)	8.8
(Income) loss from subsidiaries	(2.1)	1.6	—	.5	—
Other (income) expense, net	(.9)	(.2)	.8	.5	.2
	30.4	1.2	18.4	(2.5)	47.5
Income (loss) from continuing operations before income taxes	9.4	(1.2)	(.3)	2.4	10.3
Income tax expense (benefit)	2.7	(.4)	1.1	—	3.4
Income (loss) from continuing operations	6.7	(.8)	(1.4)	2.4	6.9
Income (loss) from discontinued operations	(.3)	—	(.2)	—	(.5)
Net Income (loss)	$6.4	$(.8)	$(1.6)	$2.4	$6.4
Condensed Consolidating Statements of Operations for the Nine Months Ended August 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$580.1	$—	$314.3	$(22.8)	$871.6
Cost of products sold	462.5	—	252.8	(22.4)	692.9
Gross profit	117.6	—	61.5	(.4)	178.7

Selling, general and administrative	63.6	.8	27.7	—	92.1
Depreciation and amortization	12.1	—	11.8	—	23.9
Asset impairment	—	—	.2	—	.2
Restructuring and severance	1.0	—	—	—	1.0
Interest expense	22.9	(1.4)	10.0	(3.7)	27.8
(Income) loss from subsidiaries	(7.1)	(6.0)	—	13.1	—
Other (income) expense, net	(2.9)	(.6)	2.4	.5	(.6)
	89.6	(7.2)	52.1	9.9	144.4
Income (loss) from continuing operations before income taxes	28.0	7.2	9.4	(10.3)	34.3
Income tax expense	6.7	2.1	1.0	—	9.8
Income (loss) from continuing operations	21.3	5.1	8.4	(10.3)	24.5
Income (loss) from discontinued operations	5.6	(.8)	(2.4)	—	2.4
Net Income (loss)	$26.9	$4.3	$6.0	$(10.3)	$26.9

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended August 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$9.0	$3.2	$3.6	$(6.8)	$9.0

Other comprehensive (loss) income, net of tax	(2.1)	(2.3)	(4.4)	6.7	(2.1)
Comprehensive income (loss)	$6.9	$.9	$(.8)	$(.1)	$6.9

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended August 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$11.7	$5.5	$5.8	$(11.3)	$11.7

Other comprehensive income (loss), net of tax	.3	1.3	(2.7)	1.4	.3
Comprehensive income (loss)	$12.0	$6.8	$3.1	$(9.9)	$12.0

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended August 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$6.4	$(.8)	$(1.6)	$2.4	$6.4

Other comprehensive income (loss), net of tax	1.0	1.6	4.2	(5.8)	1.0
Comprehensive income (loss)	$7.4	$.8	$2.6	$(3.4)	$7.4

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended August 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$26.9	$4.3	$6.0	$(10.3)	$26.9

Other comprehensive (loss) income, net of tax	(7.9)	(2.8)	(8.5)	11.3	(7.9)
Comprehensive income (loss)	$19.0	$1.5	$(2.5)	$1.0	$19.0

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position August 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$99.9	$—	$50.2	$—	$150.1
Restricted cash	—	—	—	—	—
Accounts receivable, net	70.5	—	66.5	—	137.0
Inventories	43.4	—	41.0	(1.4)	83.0
Prepaid expenses and other	7.3	.1	10.8	—	18.2
Deferred income taxes - non-current	7.2	—	4.1	(.6)	10.7
Assets held for sale - current	—	—	4.1	—	4.1
Total Current Assets	228.3	.1	176.7	(2.0)	403.1

Property, plant and equipment, net	103.4	—	111.1	—	214.5
Trademarks and other intangible assets, net	77.4	—	84.7	—	162.1
Deferred income taxes - non-current	66.1	—	5.9	(6.5)	65.5
Investments in subsidiaries and intercompany	459.6	203.1	179.9	(842.6)	—
Other assets	12.0	3.8	2.3	—	18.1
Assets held for sale - non-current	—	—	—	—	—
Total Assets	$946.8	$207.0	$560.6	$(851.1)	$863.3

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$3.2	$—	$5.2
Accounts payable	44.1	.2	43.2	—	87.5
Accrued payroll and personal property taxes	14.9	—	6.0	—	20.9
Employee benefit obligations	2.1	—	—	—	2.1
Deferred income taxes	6.7	—	.6	(.6)	6.7
Other current liabilities	4.8	.6	3.1	1.4	9.9
Total Current Liabilities	74.6	.8	56.1	.8	132.3

Long-term debt	441.5	—	—	—	441.5
Postretirement benefits other than pensions	7.4	—	—	—	7.4
Pension liabilities	89.1	—	12.7	—	101.8
Deferred income taxes	—	—	31.4	(6.5)	24.9
Intercompany	181.7	127.3	273.2	(582.2)	—
Other liabilities	8.8	—	2.9	—	11.7
Total Liabilities	803.1	128.1	376.3	(587.9)	719.6
Shareholders’ Equity
Common stock	4.8	—	32.0	(32.0)	4.8
Additional contributed capital	334.0	153.2	131.7	(284.9)	334.0
Retained (deficit) earnings	(75.5)	(69.1)	26.8	42.3	(75.5)
Treasury stock	(5.2)	—	—	—	(5.2)
Accumulated other comprehensive (loss) income	(114.4)	(5.2)	(6.2)	11.4	(114.4)
Total Shareholders’ Equity	143.7	78.9	184.3	(263.2)	143.7
Total Liabilities and Shareholders’ Equity	$946.8	$207.0	$560.6	$(851.1)	$863.3

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Financial Position November 30, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$98.7	$—	$44.3	$—	$143.0
Restricted cash	5.5	—	—	—	5.5
Accounts receivable, net	68.8	—	61.3	—	130.1
Inventories	45.7	—	51.6	(1.1)	96.2
Deferred income taxes - current	7.2	—	4.0	(.5)	10.7
Prepaid expenses and other	6.3	—	8.5	—	14.8
Assets held for sale - current	—	—	—	—	—
Total Current Assets	232.2	—	169.7	(1.6)	400.3

Property, plant and equipment, net	110.2	—	112.6	—	222.8
Trademarks and other intangible assets, net	89.8	—	87.8	—	177.6
Deferred income taxes - non-current	67.0	—	6.1	(7.4)	65.7
Investments in subsidiaries and intercompany	456.6	203.8	460.3	(1,120.7)	—
Other assets	1.1	3.8	2.4	—	7.3
Total Assets	$956.9	$207.6	$838.9	$(1,129.7)	$873.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$7.6	$—	$9.6
Accounts payable	54.2	.2	48.6	(.2)	102.8
Accrued payroll and personal property taxes	16.4	—	5.4	—	21.8
Employee benefit obligations	2.1	—	—	—	2.1
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	9.1	2.7	3.2	(5.8)	9.2
Liabilities held for sale - current	—	—	—	—	—
Total Current Liabilities	83.8	2.9	65.4	(6.6)	145.5

Long-term debt	442.6	—	—	—	442.6
Postretirement benefits other than pensions	7.7	—	—	—	7.7
Pension liabilities	99.2	—	12.2	—	111.4
Deferred income taxes	—	—	31.3	(7.4)	23.9
Intercompany	183.8	141.3	674.7	(999.8)	—
Other liabilities	9.6	—	2.7	.1	12.4
Total Liabilities	826.7	144.2	786.3	(1,013.7)	743.5
Shareholders’ Equity
Common stock	4.7	—	16.2	(16.2)	4.7
Additional contributed capital	331.8	153.2	4.9	(158.1)	331.8
Retained (deficit) earnings	(87.2)	(86.4)	34.6	51.8	(87.2)
Treasury stock	(4.4)	—	—	—	(4.4)
Accumulated other comprehensive (loss) income	(114.7)	(3.4)	(3.1)	6.5	(114.7)
Total Shareholders’ Equity	130.2	63.4	52.6	(116.0)	130.2
Total Liabilities and Shareholders’ Equity	$956.9	$207.6	$838.9	$(1,129.7)	$873.7

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Cash Flows Nine Months Ended August 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By (Used In) Operating Activities	$3.9	$1.8	$17.8	$(3.6)	$19.9

Investing Activities
Capital expenditures	(7.0)	—	(10.5)	—	(17.5)
Proceeds from insurance settlements	.8	—	—	—	.8
Proceeds from asset sales	1.7	—	—	—	1.7
Net Cash Used In Investing Activities	(4.5)	—	(10.5)	—	(15.0)

Financing Activities
Repayment of debt obligations	(1.5)	—	—	—	(1.5)
Short-term debt (payments), net	—	—	(3.7)	—	(3.7)
Payments for debt refinancing	(1.2)	—	—	—	(1.2)
Restricted cash	5.5	—	—	—	5.5
Payments received from the exercise of stock options	.1	—	—	—	.1
Net Cash Provided by (Used In) Financing Activities	2.9	—	(3.7)	—	(.8)
Effect of exchange rate changes on cash	(1.1)	(1.8)	2.3	3.6	3.0
Net Increase In Cash And Cash Equivalents	1.2	—	5.9	—	7.1
Cash and cash equivalents at beginning of period	98.7	—	44.3	—	143.0
Cash And Cash Equivalents At End Of Period	$99.9	$—	$50.2	$—	$150.1

Condensed Consolidating Statements of Cash Flows Nine Months Ended August 31, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By Operating Activities	$45.9	$.3	$7.4	$1.4	$55.0

Investing Activities
Capital expenditures	(13.9)	—	(5.7)	—	(19.6)
Proceeds from asset sale	.4	—	—	—	.4
Proceeds from sale of business	12.3	—	—	—	12.3
Net Cash Used In Investing Activities	(1.2)	—	(5.7)	—	(6.9)

Financing Activities
Repayment of debt obligations	(1.5)	—	—	—	(1.5)
Short-term debt (payments), net	—	—	(1.5)	—	(1.5)
Restricted cash	(1.3)	—	—	—	(1.3)
Payments received from the exercise of stock options	1.9	—	—	—	1.9
Net Cash Used In Financing Activities	(.9)	—	(1.5)	—	(2.4)
Effect of exchange rate changes on cash	1.8	(.3)	.8	(1.4)	.9
Net Increase In Cash And Cash Equivalents	45.6	—	1.0	—	46.6
Cash and cash equivalents at beginning of period	55.1	—	43.8	—	98.9
Cash And Cash Equivalents At End Of Period	$100.7	$—	$44.8	$—	$145.5

Note Q – Subsequent Event

On September 26, 2013, the Company received approval from the Chinese government to sell its Decorative Products (Taicang) Co., Ltd. subsidiary, which has been idled since 2011, to Wang Jianlong and Pu Yanying for approximately $5.1 million in cash. The Company expects this transaction to be completed during the fourth quarter of 2013.
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
The Company’s chief operating decision maker, its CEO, evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on the products and services provided. Accounting policies of the segments are the same as those described in Note A of the Company’s Unaudited Interim Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note N of the Company’s Unaudited Interim Consolidated Financial Statements.
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
OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 43% of its sales in the first nine months of 2013. Customers with sales price index contracts are primarily in the performance materials product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e., styrene and butadiene). The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.
The remainder of Performance Chemicals’ sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-added and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period and to maintain gross margins during periods when raw materials prices decrease.

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2010 through 2012 and estimated purchases for 2013 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2013 (estimated)	166	$0.72 - $0.93
2012	177	$0.57 - $0.78
2011*	205	$0.65 - $0.77
2010	180	$0.54 - $0.68
*The increase over 2010 is partially due to the requirements of the acquired ELIOKEM business.
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2010 through 2012 and estimated purchases for 2013 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2013 (estimated)	142	$0.41 - $1.01
2012	158	$0.84 - $1.98
2011*	175	$0.86 - $1.77
2010	135	$0.63 - $0.94
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

Results of Operations for the Three Months Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012
The Company's net sales in the third quarter of 2013 were $261.2 million compared to $288.2 million in the third quarter of 2012. The Performance Chemicals business segment revenue decreased by $19.6 million or 9.0% while the Engineered Surfaces business segment revenue decreased $7.4 million or 10.6%. Contributing to the net sales decrease in 2013 were lower volume of $10.0 million or 3.5% and reduced pricing of $18.7 million partially offset by favorable currency translation effects of $1.7 million.
Gross profit in the third quarter of 2013 was $54.7 million with a gross profit margin of 20.9% compared to gross profit of $57.8 million and a gross profit margin of 20.1% in the third quarter of 2012. The increase in gross profit margin was primarily due to better product mix and cost reduction actions.
Selling, general and administrative expense in the third quarter of 2013 decreased $1.9 million, to $28.5 million, or 10.9% of sales, compared to $30.4 million, or 10.5% of net sales in the third quarter of 2012. The decrease was primarily due to lower employee expenses and a reduction in discretionary spending.
Gain on asset sales was $1.8 million in the third quarter of 2013. During July, 2013, the Company completed the sale of its Columbus, Mississippi assets consisting of equipment, land and buildings for $4.2 million which was comprised of a note receivable of $3.1 million and cash of $1.1 million. The Company's Engineered Surfaces segment recognized a gain of $1.4 million on this transaction. Additionally, the Company's Performance Chemicals segment recognized a gain of $0.3 million for asset sales.
Interest expense was $7.7 million in the third quarter of 2013, compared to $8.8 million for the same period a year ago. The decrease is primarily due to lower borrowing spreads as a result of the March 2013 term loan amendment and lower foreign borrowings.
Income tax expense was $3.4 million in the third quarter of 2013, a 27.4% effective income tax rate, compared to income tax expense of $3.4 million, or a 33.0% effective tax rate in the third quarter of 2012. The lower rate in 2013 was primarily due to higher income in foreign jurisdictions where the rate is lower than the U.S. statutory rate. The Company estimates its full year 2013 effective tax rate will be approximately 30%. Additionally, cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $114.0 million of U.S. federal net operating loss carryforwards, $90.0 million of U.S. state and local net operating loss carryforwards, $0.6 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local net operating loss carryforwards expire between 2022 and 2033.
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
The Company generated income from continuing operations of $9.0 million or $0.19 per diluted share in the third quarter of 2013 compared to $6.9 million or $0.15 per diluted share in the third quarter of 2012.
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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	August 31,
(Dollars in millions)	2013	2012
Net Sales
Performance Chemicals
Performance Materials	$74.7	$91.4
Specialty Chemicals	124.4	127.3
Total Performance Chemicals	$199.1	$218.7
Engineered Surfaces
Coated Fabrics	$26.5	$30.5
Laminates and Performance Films	35.6	39.0
Total Engineered Surfaces	62.1	69.5
Consolidated Net Sales	$261.2	$288.2
Segment Gross Profit:
Performance Chemicals	$40.3	$43.2
Engineered Surfaces	14.4	14.6
Consolidated Gross Profit	$54.7	$57.8
Segment Operating Profit (Loss):
Performance Chemicals	$19.2	$22.0
Engineered Surfaces	5.2	3.0
Interest expense	(7.7)	(8.8)
Corporate expense	(4.3)	(5.9)
Consolidated Income from Continuing Operations Before Income Taxes	$12.4	$10.3

Performance Chemicals
Performance Chemicals' net sales decreased $19.6 million to $199.1 million during the third quarter of 2013 compared to $218.7 million during the third quarter of 2012. The decrease was primarily due to reduced customer pricing of $19.5 million as a result of lower raw material costs and their impact on index pricing, competitive pricing pressure in certain markets and volume declines of $1.1 million, which were partially offset by favorable foreign currency translation of $1.0 million. Net sales for the Performance Materials product line decreased $16.7 million to $74.7 million during the third quarter of 2013 compared to $91.4 million during the third quarter of 2012, driven primarily by lower year-over-year volumes and reduced pricing. Net sales for the Specialty Chemicals product line decreased $2.9 million to $124.4 million during the third quarter of 2013, compared to $127.3 million during the third quarter of 2012, driven primarily by reduced pricing of $9.9 million as a result of lower raw material costs, which was partially offset by improved volumes of $6.0 million and the favorable foreign currency impact. Volume growth was achieved in nonwovens/textiles, antioxidants and elastomeric modifiers.
Performance Chemicals' gross profit was $40.3 million with a gross profit margin of 20.2% during the third quarter of 2013 compared to $43.2 million with a gross profit margin of 19.8% in the third quarter of 2012.
This segment generated an operating profit of $19.2 million in the third quarter of 2013 compared to $22.0 million in the third quarter of 2012. The decrease in segment operating profit was primarily due to lower customer pricing and the incremental margin impact of the lower sales volumes in Performance Materials, partially offset by lower raw material costs and cost reduction actions. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the third quarter of 2013 include $0.4 million of accelerated depreciation expense related to assets for which production will be transferred to another Performance Chemicals facility and a gain of $0.3 million on the sale of assets. In July, 2013, the Company announced a plan to transfer the manufacture of styrene acrylics and other latices from its Akron, Ohio facility to its Mogadore, Ohio facility in an effort to consolidate, upgrade and improve this process. As a result, certain styrene butadiene (SB) latex capacity at the Mogadore, Ohio facility will be repurposed to the production of styrene acrylic and other specialty emulsion polymer chemistries. This project is expected to be completed near the end of 2014 and will require an estimated $10.0 million in capital asset additions while generating expected annual savings of $4.0 million.

Engineered Surfaces
Engineered Surfaces' net sales decreased $7.4 million, or 10.6%, to $62.1 million in the third quarter of 2013 from $69.5 million in the third quarter of 2012 primarily due to lower global film and China residential upholstery sales and the variance from a large one-time order in 2012. Kitchen and bath and manufactured housing experienced year-over-year sales increases as strong demand continued in residential and commercial construction related markets for products that go into kitchen and bath, specialty and home furnishing applications. Coated Fabrics net sales were $26.5 million in the third quarter of 2013 compared to $30.5 million in the third quarter of 2012 due to lower sales into China furniture markets and continued softness in the U.S. market, partially offset by higher transportation volumes in China due to new automotive business. Net sales for the Laminates and Performance Films product lines were $35.6 million during the third quarter of 2013 compared to $39.0 million during the third quarter of 2012. The decrease of $3.4 million was due to lower global film sales and the variance from a large one-time retail store order in 2012.
Engineered Surfaces' gross profit was $14.4 million with a gross profit margin of 23.2% during the third quarter of 2013 compared to $14.6 million and a gross profit margin of 21.0% in the third quarter of 2012. The improvement in gross profit margin is due to favorable product mix, positive pricing actions and lower manufacturing costs related to the closure of a production plant in the first quarter of 2013.
Segment operating profit was $5.2 million for the third quarter of 2013 compared to $3.0 million for the third quarter of 2012. The third quarter of 2013 includes the improved gross profit margin, which was partially offset by the incremental margin impact of the lower sales volumes. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the third quarter of 2013 include plant closure and transition costs of $0.8 million, workforce reduction costs of $0.6 million and a gain on the sale of assets of $1.4 million, while the third quarter of 2012 includes workforce reduction actions of $0.2 million and transition charges of $0.9 million.
Corporate
Corporate expenses were $4.3 million in the third quarter of 2013 compared to $5.9 million in the third quarter of 2012. The decrease is primarily due to lower employment expenses and a reduction in discretionary spending.
Results of Operations for the Nine Months Ended August 31, 2013 Compared to the Nine Months Ended August 31, 2012
The Company's net sales for the nine months ended August 31, 2013 were $783.7 million compared to $871.6 million for the nine months ended August 31, 2012. The Performance Chemicals business segment revenue decreased by $80.5 million or 11.9% while the Engineered Surfaces business segment revenue decreased by $7.4 million or 3.8%. Contributing to the net sales decrease in 2013 were lower volume of $46.6 million or 5.3% and reduced pricing of $42.0 million, which were partially offset by favorable currency translation effects of $0.7 million.
Gross profit in the first nine months of 2013 was $161.0 million with a gross profit margin of 20.5% compared to gross profit of $178.7 million and a gross profit margin of 20.5% in the first nine months of 2012. The decrease in gross profit was primarily due to lower sales volumes, reduced pricing and related manufacturing cost absorption.
Selling, general and administrative expense in the first nine months of 2013 was $90.2 million, or 11.5% of sales, compared to $92.1 million, or 10.6% of net sales in the first nine months of 2012. The decrease is primarily due to lower employment expenses and a reduction in discretionary spending.
Gain on asset sales was $1.9 million in the first nine months of 2013 due primarily to the sale of the Columbus, Mississippi assets for which the Engineered Surfaces segment recognized a gain of $1.4 million.
Interest expense was $24.3 million in the first nine months of 2013 compared to $27.8 million for the same period a year ago, a decrease of $3.5 million, primarily as a result of lower borrowing rates achieved from refinancing actions during the second quarter of 2013. Also, included in interest expense for the first nine months of 2012 is approximately $1.3 million related to an interest rate swap that was settled in the first quarter of 2011.
Income tax expense was $5.3 million in the first nine months of 2013, a 31.0% effective income tax rate, compared to income tax expense of $9.8 million, or a 28.6% effective tax rate in the first nine months of 2012. The Company’s first nine months 2013 effective tax rate of 31.0% was lower than its domestic federal statutory rate primarily due to income in jurisdictions where the rate is lower than the U.S. statutory rate. The lower rate in 2012 was also primarily due to income in foreign jurisdictions where the rate is lower than the U.S. statutory rate.
The Company generated income from continuing operations of $11.8 million or $0.25 per diluted share in the first nine months of 2013 compared to $24.5 million or $0.54 per diluted share in the first nine months of 2012.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Nine Months Ended
	August 31,
(Dollars in millions)	2013	2012
Net Sales:
Performance Chemicals
Performance Materials	$211.6	$268.4
Specialty Chemicals	382.9	406.6
Total Performance Chemicals	$594.5	$675.0
Engineered Surfaces
Coated Fabrics	85.9	89.7
Laminates and Performance Films	103.3	106.9
Total Engineered Surfaces	189.2	196.6
Consolidated Net Sales	$783.7	$871.6
Segment Gross Profit:
Performance Chemicals	$119.0	$138.2
Engineered Surfaces	42.0	40.5
Consolidated Gross Profit	$161.0	$178.7
Segment Operating Profit:
Performance Chemicals	$50.9	$71.1
Engineered Surfaces	7.1	6.8
Interest expense	(24.3)	(27.8)
Corporate expense	(15.1)	(15.8)
Debt issuance costs write-off	(1.5)	—
Consolidated Income from Continuing Operations Before Income Taxes	$17.1	$34.3
Performance Chemicals
Performance Chemicals' net sales decreased $80.5 million to $594.5 million during the first nine months of 2013 compared to $675.0 million during the first nine months of 2012. The decrease was primarily due to lower customer pricing of $43.8 million and volume declines of $35.8 million. Net sales for the Performance Materials product line decreased $56.8 million to $211.6 million during the first nine months of 2013 compared to $268.4 million during the first nine months of 2012 driven primarily by lower customer pricing and volumes. Net sales for the Specialty Chemicals product line decreased $23.7 million to $382.9 million during the first nine months of 2013, compared to $406.6 million during the first nine months of 2012, driven primarily by lower customer pricing.
Performance Chemicals' gross profit was $119.0 million with a gross profit margin of 20.0% during the first nine months of 2013 compared to $138.2 million with a gross profit margin of 20.5% in the first nine months of 2012.
This segment generated an operating profit of $50.9 million in the first nine months of 2013 compared to $71.1 million in the first nine months of 2012. The decrease in segment operating profit was primarily due to the incremental margin impact of the lower sales volumes, lower index-based pricing and competitive pricing pressure in certain markets, partially offset by lower raw material costs. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2013 include a foreign employee withholding tax assessment and other charges of $0.6 million, severance charges of $1.6 million, $0.4 million of accelerated depreciation expense related to assets for which production will be transferred to another Performance Chemicals facility and a gain of $0.3 million on the sale of assets.

Engineered Surfaces
Engineered Surfaces' net sales decreased $7.4 million to $189.2 million in the first nine months of 2013 compared to $196.6 million in the first nine months of 2012 as lower volumes were partially offset by improved pricing and favorable foreign currency translation effects. Coated Fabrics net sales were $85.9 million in the first nine months of 2013 compared to $89.7 million in the first nine months of 2012 due to global weakness in the transportation and marine markets. Net sales for the Laminates and Performance Films product lines were $103.3 million during the first nine months of 2013 compared to $106.9 million during the first nine months of 2012. Laminate product line sales increased $1.0 million as sales improved in the residential and commercial construction related markets including kitchen and bath and specialty applications while the Performance Films product line sales declined $4.6 million.
Engineered Surfaces' gross profit was $42.0 million with a gross profit margin of 22.2% during the first nine months of 2013 compared to $40.5 million and a gross profit margin of 20.6% in the first nine months of 2012. The improvement in gross profit margin was due to positive pricing actions, lower raw material costs and improved product mix.
Segment operating profit was $7.1 million for the first nine months of 2013 compared to $6.8 million for the first nine months of 2012. The first nine months of 2013 includes positive pricing actions, lower raw material costs and improved product mix. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2013 include workforce reduction costs of $2.7 million, plant closure and transition costs of $3.5 million and a gain on asset sales of $1.6 million, while the first nine months of 2012 includes workforce reduction costs of $0.8 million and plant closure and transition costs of $2.8 million.
Corporate
Corporate expenses were $15.1 million in the first nine months of 2013 compared to $15.8 million in the first nine months of 2012. The decrease is primarily due to lower employment and discretionary costs.
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
There were no net sales of the discontinued businesses for the three months ended August 31, 2013 and $6.7 million for the three months ended August 31, 2012. Net sales were $2.1 million and $30.3 million for the nine months ended August 31, 2013 and 2012, respectively. Losses before income taxes for the discontinued businesses were $0.0 million and $0.5 million for the three months ended August 31, 2013 and 2012, respectively and $0.2 million and $4.0 million for the nine months ended August 31, 2013 and 2012, respectively.

Financial Resources

	Nine Months Ended August 31,
	2013	2012	Change
Cash provided by operating activities	$19.9	$55.0	$(35.1)
Cash used in investing activities	$(15.0)	$(6.9)	$(8.1)
Cash used in financing activities	$(0.8)	$(2.4)	$1.6
Increase in cash and cash equivalents	$7.1	$46.6	$(39.5)
Cash provided by operating activities was $19.9 million for the nine months ended August 31, 2013 compared to $55.0 million in the nine months ended August 31, 2012. Cash provided by operations decreased in 2013 primarily due to lower profitability and an increase in working capital. Accounts receivable increased as the Company’s Days Sales Outstanding (“DSO”) increased from 45.8 days at November 30, 2012 to 47.3 days at August 31, 2013.
Cash used in investing activities was $15.0 million in the nine months ended August 31, 2013, compared to $6.9 million in the nine months ended August 31, 2012. Included in 2013 are proceeds of $1.7 million from the sale of assets. Included in 2012 is $12.3 million of proceeds from the sale of the Company’s wallcovering businesses. Additionally, the Company incurred $17.5 million of capital expenditures in the nine months ended August 31, 2013 compared to $19.6 million in the nine months ended August 31, 2012. The Company expects to spend approximately $30.0—$35.0 million for capital expenditures during 2013. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection.
Cash used in financing activities in the nine months ended August 31, 2013 was $0.8 million, which was primarily due to debt repayments which were partially offset by a decrease in restricted cash. Cash used in financing activities in the nine months ended August 31, 2012 was $2.4 million, primarily related to an increase in restricted cash used as a compensating balance and repayments of debt obligations. Total debt was $447.7 million as of August 31, 2013, which includes $250.0 million for Senior Notes, $194.5 million for the Term Loan and $3.2 million of foreign debt, compared to $453.6 million as of November 30, 2012. The Company’s cash balance of $150.1 million at August 31, 2013, consists of $99.8 million in the U.S., $26.6 million in Europe and $23.7 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may not be able to be completed in a timely manner.

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
Environmental Matters
The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2013 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.
Employee Matters
At August 31, 2013, the Company employed approximately 2,300 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 10.2% or 238 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note J to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $194.5 million as of August 31, 2013. Non-domestic borrowings with banks were $3.2 million as of August 31, 2013. The weighted average effective interest rate of the Company’s outstanding debt was 6.30% as of August 31, 2013. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.
The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $2.5 million as of August 31, 2013, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures
Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2013, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Other than described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

In August 2010, the Company was sued by the insurer of Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was awarded $3.4 million in damages. The Company had not recorded any liability for a potential loss based on its judgment that there was no probable risk of a material loss. The Company's insurer has accepted coverage. The Company has a $0.5 million insurance deductible, of which approximately $0.4 million has been paid through August 31, 2013. The matter is currently under appeal. Accordingly, as of August 31, 2013, the Company recorded a liability of $3.4 million and an insurance receivable of $3.3 million.
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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2013, filed with the SEC on September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2013; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2013; (iii) the Consolidated Statements of Financial Position at August 31, 2013 and November 30, 2012; (iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2013; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	September 30, 2013	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	September 30, 2013	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2013, filed with the SEC on September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2013; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2013; (iii) the Consolidated Statements of Financial Position at August 31, 2013 and November 30, 2012; (iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2013; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.