Form 10-K
period 2013-11-30
OMNOVA SOLUTIONS INC
filed 2014-01-24
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended November 30, 2013	Commission File Number 1-15147
 OMNOVA Solutions Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

175 Ghent Road, Fairlawn, Ohio	44333-3300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (330) 869-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act)  Yes  ☐  No  ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $336,831,908 based on the closing price per share of $7.41 on May 31, 2013, the last business day of the registrant’s most recently completed second quarter.

As of January 21, 2014, there were 47,167,582 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2014 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA SOLUTIONS INC.

Annual Report on Form 10-K
For the Year Ended November 30, 2013

PART I

Item 1.	Business

Introduction

OMNOVA Solutions Inc. (referred to in this report as OMNOVA Solutions, OMNOVA, the Company, we or our) became an independent publicly-traded company on October 1, 1999, when it was spun off by GenCorp Inc., the former parent company. OMNOVA Solutions is incorporated under the laws of the State of Ohio, and its headquarters is located at 175 Ghent Road, Fairlawn, Ohio 44333.

OMNOVA Solutions is an innovator of emulsion polymers, specialty chemicals and engineered surfaces for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands and long-standing customer relationships. We have strategically located manufacturing, technical and sales facilities in North America, Europe, China, Thailand and India to service our broad customer base.

OMNOVA operates two business segments: Performance Chemicals and Engineered Surfaces. In December 2012, following the sale and exit from the commercial wallcovering business, the Company changed the name of its Decorative Products segment to Engineered Surfaces to better reflect the role of innovation and the functional performance features that are valued in its served markets. Of our 2013 net sales, 76% were derived from the Performance Chemicals segment and 24% were derived from the Engineered Surfaces segment. Financial information relating to the Company’s business segments is set forth in Note R to the Consolidated Financial Statements of this report.

Performance Chemicals

Background

Our Performance Chemicals segment began in 1952 as part of The General Tire & Rubber Company (later known as GenCorp). Initially, the business focused on the manufacture of styrene butadiene latex for the paper industry and styrene butadiene vinyl pyridine latex for tire cord adhesives in a single facility in Mogadore, Ohio. Since that time, the business has grown through internal development and acquisitions to include six U.S. and four international manufacturing sites with expanded capabilities, chemistries and applications, as well as technology centers and sales offices in the U.S., Europe and Asia.

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals and bio-based chemistries. We are a leading North American producer and supplier of SB latex for a wide range of applications. We operate well maintained, strategically located, cost competitive production facilities in North America, Europe, China and India. Our custom-formulated products include hollow plastic pigments, resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper, specialty coatings, carpet, nonwovens, construction, oil/gas drilling and recovery, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses and various other specialty applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymerization and emulsion polymer technology and for its ability to rapidly develop, manufacture and deliver highly customized products that provide innovative and value-added solutions to customers across a broad array of end-markets and applications.

The following table shows major Performance Chemicals products, end-use applications and brand names:

Product Line	% of Performance Chemicals Fiscal 2013 Net Sales	Primary Products	End-use Applications	Brand Names
Performance Materials	35%	SB and SBA latex coating binders, carpet backing binders and paper chemicals including crosslinkers, lubricants, other coating additives and hollow plastic pigments	Magazines, catalogs, direct mail advertising, brochures, specialty papers, food cartons, household and other consumer and industrial packaging, and residential and commercial carpet	GENCAL, GENFLO, GENCRYL, GENCRYL PT, NOVAGREEN, REACTOPAQUE, SUNKOTE, SUNBOND, SUNKEM, SUNCRYL, SUNSIZE, ECOKOTE, UNIQ-PRINT, SEQUABOND, SUNREZ, SEQUAREZ, OMNABLOC, OMNAGLIDE, OMNATUF
Specialty Chemicals	65%
SB, SBA, styrene
butadiene vinyl
pyridine, acrylic,
vinyl acrylic, styrene
acrylic and polyvinyl
acetate emulsion
polymers, hollow
plastic pigments,
solid & glyoxal
resins, phenolic and
diphenylamine
antioxidants, NBR
powders and
dispersions,
elastomers, silicone
emulsions,
polyethylene resins and fluorochemicals

Nonwovens (such as
hygiene products,
engine filters and roofing
mat), oil/gas drilling, construction,
adhesives, tapes, tire
cord, floor care,
textiles, graphic arts,
polymer stabilization,
industrial hoses,
specialty coatings
(such as masonry,
direct to metal, and
stain blocking
primers), elastomeric
modification (brake
linings, PVC
windows, automotive
interiors)

GENFLO, GENCRYL,
GENTAC,
OMNAGLO,
OMNAPEL,
SEQUABOND,
SUNCRYL, SECOAT,
SECRYL, MOR-GLO,
LYTRON,
MOR-SHINE,
MOR-FLO,
NOVACRYL,
ACRYGEN, MYKON,
PERMAFRESH,
SEQUAPEL,
POLYFOX, X-CAPE,
GENGLAZE,
MYKOSOFT,
MYKOSIL, NORANE,
GENCEAL,
WINGSTAY,
PLIOLITE, PLIOWAY,
PLIOTEC,
HYDRO PLIOLITE,
CHEMIGUM,
SUNIGUM,
PLIOCORD

Performance Materials.    OMNOVA is a leading North American supplier of custom-formulated SB and SBA latex and hollow plastic pigments for paper and paperboard coatings. In addition, we produce a broad variety of specialty chemical additives and binder chemistries for coating applications in the paper, packaging and paperboard industries. Our commitment to product innovation has enhanced our market position by creating products for the paper industry that improve the printability, strength, gloss, opacity, and moisture resistance of coated papers and paperboard. Applications for our products include paper and paperboard coatings used in magazines, catalogs, direct mail advertising, brochures, specialty papers, food cartons and household and other consumer and industrial packaging.

OMNOVA is also a leading North American supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and adhere the primary backing to the secondary backing, while meeting the stringent manufacturing, environmental, odor, flammability and flexible installation requirements of our customers. Our strong historical position in residential carpeting has been enhanced by new products to serve that market as well as innovations in commercial carpet backing binders that provide moisture barrier and other properties, enabling the replacement of higher cost polyurethane binders. Sales of our Performance Materials products represented 26.7% of our consolidated net sales for 2013, 30.5% for 2012 and 33.2% for 2011.

Specialty Chemicals.    OMNOVA is a leading global supplier of polymers, dispersions, antioxidants, elastomers, and specialty chemicals for a variety of product categories. Applications for our specialty polymers and chemicals include specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), construction, oil/gas drilling and recovery, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers, and various other specialty applications. Our focus is on developing unique products for custom applications that address specific customer needs, including enhanced functionality, high temperature, chemical and UV resistance, improved environmental performance and improved processibility. Sales of our Specialty Chemicals products represented 49.2% of our consolidated net sales for 2013, 46.3% for 2012, and 46.0% for 2011.

Markets and Customers

The Performance Materials product line is highly competitive based on quality, customer service, product performance, price, field technical support and product innovations. Major paper and carpet customers include NewPage Holdings Inc., Verso Paper Corp., Shaw Industries and Beaulieu. The specialties product line includes many product categories such as tire cord adhesives, coating resins, elastomeric modifiers, antioxidants, oil/gas drilling and recovery, nonwovens for hygiene products and masking tape. These applications are performance driven, where product innovation, technical service and application support are key competitive differentiators. Major specialty chemical customers include Sherwin Williams, Halliburton, Schlumberger, Baker Hughes, PPG, PGI, Hyosung, Shurtape, Xerox and Fitesa. On January 6, 2014, Verso Paper Corp. announced its intention to acquire NewPage Holdings Inc. subject to regulatory approvals.

Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through dedicated internal marketing, sales and technical service teams focused on providing highly responsive customized solutions to targeted markets and industries.

Competition

Performance Chemicals primarily competes with several large chemical companies including Styron, BASF, Lanxess, Lubrizol, Wacker, Celanese, Dow, Arkema, Kumho, Hexion and several smaller regional companies such as Zeon, Rashig, Croslene and Jubilant. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance, innovation and industry reputation. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories and we believe that we are a leader in several categories, including SB and SBA latex paper coatings and carpet backing binders in North America, nonwoven SB binders, SB vinyl pyridine tire cord adhesives, floor care polymers and polymers used in the manufacturing of masking and other tapes. In addition, we also retain strong, industry recognized brands in antioxidants, specialty coatings and elastomers.

Engineered Surfaces

Background

Our Engineered Surfaces segment began in 1945 when The General Tire & Rubber Company (later known as GenCorp) purchased a coated fabrics manufacturing facility located in Jeannette, Pennsylvania from the Pennsylvania Rubber Company. Since that time, the business has grown through internal development and acquisitions to include three U.S. and two international manufacturing sites, a distribution center in the U.S., technology centers and sales offices in the U.S. Europe and Asia, and a wide range of engineered surfacing products.

During 2012, the Company sold substantially all of its commercial wallcovering operations which were comprised of its North American and European wallcovering businesses. The results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

Products

Our Engineered Surfaces segment develops, designs, produces and markets a broad line of engineered surfacing products, including coated fabrics, vinyl, paper and specialty laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring and furnishings, retail display, office furniture, transportation markets including busses and mass transit, marine, automotive and motorcycle OEM seating, recreational vehicles, manufactured housing, medical devices and products, and a variety of industrial film applications. Our core competencies in innovative product development, design, compounding, calendering, casting, printing, coating and embossing enable us to develop unique, aesthetically pleasing surfacing products that have strong functional properties, such as cleanability, durability and scratch and stain resistance that address specific customer needs. We have strong color and design capabilities, an extensive design library covering a broad range of patterns, textures and colors, and strong product formulation and coating and processing capabilities. Together these capabilities provide our products with the functionality and aesthetics that add value for our customers. In addition, our broad range of products, global presence and end-use applications gives us economies of scale in sourcing, manufacturing, design, sales and marketing, and product and process development.

The following table shows the products that our Engineered Surfaces segment develops, designs, produces and markets.

Product Line	% of Engineered Surfaces Fiscal 2013 Net Sales	Primary Products	End-use Applications	Brand Names
Coated Fabrics	44%	Vinyl and urethane coated fabrics
Seating surfacing for transportation, marine, offices, hotels, hospital and health care facilities, stores, schools, restaurants, public buildings and residences, decorative and protective surfacing for automotive soft top covers, and industrial applications
				BOLTAFLEX, BOLTASOFT, NAUTOLEX, PREFIXX, PREVAILL, PINNACLE
Laminates and Performance Films	56%	Vinyl, paper and specialty laminates; performance films
Decorative and protective surfacing for kitchen and bath cabinets, manufactured housing, recreational vehicle interiors, flooring, commercial and residential furniture, retail display and food service fixtures, home furnishings and consumer appliances, wall panel systems, decorative wall surfacing, performance films for pool liners, banners, tents, ceiling tiles, decking and medical products
				RADIANCE, SURF(X), DESIGN4, EFX, DURAMAX, HARMONY, VIEWNIQUE

Coated Fabrics.    OMNOVA Solutions is a leading North American and Asian supplier of vinyl and urethane coated and performance fabrics for transportation, marine, commercial, residential and medical applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost effective alternative to other surfacing materials, such as leather and textile fabrics. Applications for our coated fabrics include transportation seating (automotive OEM, bus and other mass transit, marine and motorcycle), automotive soft tops, automotive aftermarket applications, contract and medical furniture and residential applications. A key differentiator is our PreFixx® protective coating, long recognized for delivering the industry's best-in-class performance, durability and easy maintenance to OMNOVA's upholstery products. Sales of our coated fabrics products represented 10.7% of our consolidated net sales for 2013, 10.4% for 2012 and 9.6% for 2011.

Laminates and Performance Films.    OMNOVA Solutions is a leading North American supplier of vinyl, paper and specialty laminates and performance films. Our laminates are used as alternatives to wood, paint, stone, stainless steel and high-pressure laminates and thermally fused laminates in markets where durability, design and cost are key requirements. We provide our customers with a broad range of designs and textures as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our laminates include kitchen and bath cabinets, wall surfacing, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, and consumer appliances. Performance films applications include awnings, tents, medical products, pool liners, movie screens, decking, ceiling tile and shower pan liners.

A key strength of our laminates business is our coating technology, including ultraviolet, melamine, urethane, thermally cured and others, which provides greater durability for high-wear applications. In addition, our laminates business has differentiated itself in the market as a single-source supplier of integrated vinyl and paper laminate designs for the furniture and cabinet industries by building a unique library of matched vinyl and paper laminate designs with a variety of patterns and textures, and developing rapid make-to-order production capabilities. We also offer SURF(X)® 3D Laminates for multi-dimensional applications for the office and health care furniture and retail display fixture markets. These laminates offer a cost effective alternative to high pressure laminates and provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding and providing enhanced cleanability/disinfection. Sales of our Laminates and Performance Films products represented 13.4% of our consolidated net sales for 2013, 12.8% for 2012 and 11.2% for 2011.

Markets and Customers

We believe that our Engineered Surfaces segment is a leader in its targeted product categories. The coated fabrics, laminates and performance films businesses are highly competitive based on functional performance, decorative content, price, quality, customer service, global capability, brand name recognition, distribution networks and industry reputation. Engineered Surfaces markets its products under numerous brand names to different industries. Certain of our better-known customers in this segment include CGT, Armstrong, Tarkett, Ashley Furniture, Patrick Industries, Herculite, Masco and Masterbrand.

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

Competition

OMNOVA’s Engineered Surfaces segment competes with numerous companies, including international companies. Many of these companies focus on only one product line and/or market and are smaller and privately-owned. Competitors include:

•	Coated Fabrics — Morbern, China General, Uniroyal and Spradling International

•	Laminates and Performance Films — Wilsonart, Toppan Printing, Renolit Corporation, LG Chemical America, PolyOne Corporation and I2M

International Operations

Net sales from our foreign operations were $365.5 million in 2013, $383.1 million in 2012 and $417.9 million in 2011. These net sales represented 35.9% of our total net sales in 2013, 34.0% in 2012 and 34.8% in 2011. Long-lived assets primarily consist of net property, plant and equipment. Long-lived assets of our foreign operations totaled $116.4 million at November 30, 2013, $112.6 million at November 30, 2012 and $115.3 million at November 30, 2011. Our consolidated long-lived assets totaled $224.3 million at November 30, 2013, $222.8 million at November 30, 2012 and $220.8 million at November 30, 2011.

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

Environmental Matters

Our business operations, like those of other companies in the industries in which we operate, are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations not only affect our current operations, but also could impose liability on us for past operations that were conducted in compliance with then applicable laws and regulations. For further discussion of capital and noncapital expenditures for environmental compliance, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” on page 26 of this report, which is incorporated herein by reference.

Employees

As of November 30, 2013, the Company employed approximately 2,300 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 10.0% or 230 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements. During 2014, two labor contracts in the U.S. expire, covering approximately 150 employees.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products. Most of these raw materials have been, and we expect will continue to be, generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include butadiene, styrene, acrylates, acrylonitrile, vinyl acetate and vinyl pyridine (2VP). These monomers represented approximately 66% of Performance Chemicals’ total raw materials purchased on a dollar basis in 2013 for this segment.

Our Engineered Surfaces segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper and titanium dioxide. PVC resins, plasticizers and textiles represented approximately 54% of Engineered Surfaces’ total raw materials purchased on a dollar basis in 2013 for this segment.

The cost of these raw materials has a significant impact on our profitability. We generally attempt to respond to raw material cost increases through productivity programs and, as needed, price increases to our customers. The success of attempted price increases depends on a variety of factors including the specific market application and competitive environment. Under certain circumstances, we are not able to pass along some or all of the increase. In addition, if accepted by customers, price increases generally lag the increase in raw material costs. Index pricing applies to approximately 44% of Performance Chemicals sales (see discussion on pages 16 - 17).

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

Our research and development expenses were $10.0 million in 2013, $11.5 million in 2012 and $10.7 million in 2011. The Company expects these costs to remain at current levels in the near future. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements of this report.

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

This Annual Report includes descriptions of our current business, operations, assets and other matters affecting the Company as well as “forward-looking statements” as defined by federal securities laws. All forward-looking statements by the Company, including verbal statements, are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectation, judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address business conditions and prospects, strategy, capital structure, debt and cash levels, sales, profits, earnings, markets, products, technology, operations, customers, raw materials, claims and litigation, financial condition, and accounting policies among other matters. Words such as, but not limited to, “will,” “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.

All descriptions of our business, operations and assets, as well as all forward-looking statements, involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates or proposes to operate. Other risks and uncertainties are more specific to the Company’s businesses including businesses the Company acquires. There may be risks and uncertainties not currently known to us. The occurrence of risks and uncertainties and the impact of such occurrences is often not predictable or within the Company’s control. Such impacts could adversely effect the Company’s business, operations or assets as well as the Company's results and, in some cases, such effect could be material. Certain risks and uncertainties facing the Company are described below or elsewhere in this Annual Report.

All written and verbal descriptions of our business, operations and assets and all forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risks, uncertainties, and cautionary statements contained herein.

All such descriptions and forward-looking statements speak only as of the date on which such description or statement is made, and the Company undertakes no obligation, and specifically declines any obligation, other than that imposed by law, to publicly update or revise any such descriptions or forward-looking statements whether as a result of additional information, future events or otherwise.

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

Certain markets we serve are highly competitive and consolidation of our customers and competitors has created increased pricing pressure. If we are required to reduce our prices to remain competitive, this could adversely affect our results.

We face continued pricing pressure from our customers and competitors. Certain markets we serve are highly competitive and customers frequently seek price reductions. Customer consolidation in certain markets has created customers with greater purchasing power. Additionally, the size of and consolidation among certain of our competitors means that some competitors have greater financial and other resources. If we are required to reduce prices to compete and we cannot improve operating efficiencies and reduce expenditures to offset such price decreases, our results could be adversely affected.

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

If our customers, and in particular, large customers, are unable to pay or timely pay amounts due to us, it could adversely affect our results and cash flows.

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

Our United States and European customers and suppliers are subject to increasing foreign competition. If the demand for products manufactured in those regions declines, then the demand for our products manufactured in those regions could decline, which could adversely affect our results.

Our business could be adversely affected by risks typically encountered by international operations.

We conduct our business in many countries outside of the United States and are subject to risks associated with international operations, including, but not limited to, the following:

•	fluctuations in currency exchange rates;

•	region to region fluctuations in key raw material costs;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	the imposition of duties and tariffs;

•	import and export controls;

•	government control of capital transactions, including the borrowing of funds for operations or the expatriation of cash;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	more stringent environmental, health and safety laws and regulations;

•	potentially adverse tax consequences; and

•	government expropriation of a business or assets.

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

We are and expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. Non-compliance with these requirements may result in significant fines or penalties, or limitations on our operations. Such regulations could also restrict or prohibit the use of key raw materials or the sale of our products. Significant restrictions on, or the prohibition of the use of, key raw materials or our products could adversely affect our results.

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

Approximately 10.0% or about 230 of our employees that are located in the United States are covered by collective bargaining agreements of which approximately 150 employees are covered by agreements that expire within the next 12 months. In addition, certain employees of our foreign operations are also covered by collective bargaining agreements. There can be no assurance that any of our collective bargaining agreements will be renewed on similar terms or renegotiated on terms acceptable to us. Any prolonged work stoppages in one or more of our facilities could adversely affect our results.

Our U.S. pension plan is underfunded, requiring significant company contributions.

The amount of these contributions depends on plan performance, interest rates, pension funding legislation and other factors. We currently anticipate that we will be required under the Pension Protection Act of 2006 to make a contribution to our U.S. pension plan in 2014 of $4.4 million. In addition, we cannot predict whether changing conditions including interest rates, pension assets performance, discount rates, government regulation or other factors will require us to make contributions in excess of our current expectations. Additionally, we may not have the funds necessary to meet future minimum pension funding requirements.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the product categories in which we participate;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements, and;

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts and any acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We could be required to obtain the consent of the lenders under our term loan and our revolving credit facility to refinance material portions of our debt, including the notes. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing our term loan and our revolving credit facility and the indenture governing the notes will limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure that we will be able to refinance any of our debt on commercially reasonable terms or at all.

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

We are heavily dependent on our information technology infrastructure, among other functions, to operate our factories, sell our products, fulfill orders, manage inventory, and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks, unauthorized intrusion and other events. Our business is also subject to break-ins, sabotage and intentional acts of vandalism. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our business, which could adversely affect our results.

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

Performance Chemicals:
Headquarters: *175 Ghent Road Fairlawn, OH
Sales/Manufacturing/Technical/Distribution:
Akron, OH
Calhoun, GA
Caojing, China
Chester, SC
Fitchburg, MA
Green Bay, WI
Le Havre, France
Mogadore, OH
*Mumbai, India
Ningbo, China
*Shanghai, China
Singapore
Valia, India
Villejust, France

Engineered Surfaces:
Headquarters: *175 Ghent Rd Fairlawn, OH	Manufacturing Facilities: Auburn, PA Jeannette, PA Monroe, NC *Rayong, Thailand Shanghai, China	Sales/Marketing/Design/Distribution: Akron, OH *Asnieres, France *Bangkok, Thailand *Columbus, MS *Rayong, Thailand *Shanghai, China

*	An asterisk next to a facility listed above indicates that it is a leased property.

For a further discussion of our leased properties, please refer to Note P to the Consolidated Financial Statements of this report.

During 2013, we generally made effective use of our productive capacity. We believe that the quality and productive capacity of our properties are sufficient to maintain our competitive position for the foreseeable future.

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

In August 2010, the Company was sued by the insurer of Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was initially awarded $3.4 million in damages. The Company's insurer has accepted coverage. The Company has a $0.5 million insurance deductible, of which approximately $0.4 million has been paid through November 30, 2013. In December 2013, the Company's insurer settled the matter with Mafcote for $2.8 million. Accordingly, as of November 30, 2013, the Company recognized a liability of $2.8 million and an insurance receivable of $2.7 million.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2013.

Item 4A.	Executive Officers of the Registrant

The following information is given as of January 21, 2014, and except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 53, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Michael E. Hicks, age 55, Senior Vice President and Chief Financial Officer of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. Hicks served as Senior Vice President, Chief Financial Officer and Treasurer of GenCorp Inc. from February 1999 and as Treasurer of GenCorp from September 1994 to February 1999.

James C. LeMay, age 57, Senior Vice President, Corporate Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000; previously Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay served as Assistant General Counsel of GenCorp Inc.

Douglas E. Wenger, age 57, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case, for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

James J. Hohman, age 65, Senior Vice President of the Company since 2011 and President, Performance Chemicals since February 2005; President, Paper & Carpet Chemicals from December 2000 until February 2005; Vice President, Specialty Chemicals from March 2000 until November 2000; and Vice President, Paper Chemicals from the spin-off of the Company from GenCorp Inc. in October 1999 until March 2000. Prior to the spin-off, Mr. Hohman served for GenCorp Inc. as Vice President, Paper Chemicals from November 1998 until October 1999 and as Director, Strategic Business Development, Performance Chemicals business unit from March 1996 until October 1998. Previously, Mr. Hohman held several key business and marketing management positions at BP Chemicals from 1982 until 1996, most recently serving as General Manager, Barex Resins.

David H. Maynard, age 50, President, Engineered Surfaces since February 2012. Prior to his current role, Mr. Maynard served most recently as General Manager, Laminates and Performance Films since 2009 and had served earlier in a variety of finance, operations and business management positions of increasing responsibility within OMNOVA's Engineered Surfaces business segment. Mr. Maynard joined OMNOVA in 1991 as an Accounting Manager. Prior to joining OMNOVA, Mr. Maynard served as Audit Manager with KPMG from 1986 to 1991.

Jay T. Austin, age 57, Vice President, Global Sourcing and Logistics of the Company since December 2010. Prior to that, he had served as Vice President, Strategic Sourcing of OMNOVA Solutions since August 2008. Prior to joining the Company, Mr. Austin had served as Vice President of Global Procurement for ICI Paints (a leading international paint business) since March 2006 and, prior to that, as Director of Purchasing, North America for The Glidden Company, a division of ICI Paints, since July 2002.

Michael A. Quinn, age 50, Senior Vice President and Chief Human Resources Officer of OMNOVA Solutions Inc. since October 2013. Prior to joining OMNOVA, Mr. Quinn spent 28 years in human resources positions with high technology, manufacturing and service companies. Most recently, Mr. Quinn had served since January 2009 as Vice President, Human Resources for the Specialty Diagnostics Group of Thermo Fisher Scientific, (the world leader in serving science through products and services that help customers solve complex analytical challenges, improve patient diagnostics and increase laboratory productivity). Previously, Mr. Quinn had served as Vice President, Talent Management and Development for Thermo Fisher Scientific since June 2007. Before joining Thermo Fisher Scientific, Mr. Quinn spent four years as Director, Talent Acquisition and Development for the Integrated Defense Systems business of Raytheon Company (a leading defense and aerospace company).

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At November 30, 2013, there were 7,033 holders of record of the Company’s common stock. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited) which appears on page 66 and 67 of this report and is incorporated herein by reference. The Company has not declared a dividend since 2001.

Information concerning long-term debt appears in Note N to the Consolidated Financial Statements and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in Equity Compensation Plan Information of Item 12 in this Annual Report on page 68 and is incorporated herein by reference.

The following graph compares the cumulative 5-Year total return to shareholders on OMNOVA Solutions Inc.'s common stock versus the cumulative total returns of the S&P 500 index and the S&P Industrials index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on November 30, 2008 and tracks it through November 30, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
11/08
11/09
11/10
11/11
11/12
11/13
OMNOVA Solutions Inc.
S&P 500
S&P Industrials

*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data(1)

The following table sets forth the Company’s selected historical financial data which has been adjusted to reflect discontinued operations for all periods presented. The selected historical financial data as of November 30, 2013, 2012, 2011, 2010, 2009 and for each of the five years in the period ended November 30, 2013 are derived from the Company’s audited consolidated financial statements.

	2013	2012	2011	2010	2009
	(Dollars in millions, except per share data)
Statement of operations data:
Net Sales	$1,018.1	$1,125.5	$1,201.1	$781.7	$625.3
Cost of goods sold (exclusive of depreciation)(2)	805.4	898.3	982.5	635.3	490.6
Gross profit	212.7	227.2	218.6	146.4	134.7
Selling, general and administrative	118.1	121.2	108.6	77.6	76.8
Depreciation and amortization	33.6	32.0	33.5	18.7	20.4
Fixed asset impairment(3)	.2	1.0	3.1	2.7	1.1
Gain on asset sales (4)	(4.9)	—	1.2	—	—
Restructuring and severance(5)	7.1	1.0	1.6	.5	1.4
Interest expense	31.9	36.5	38.0	8.7	8.1
Acquisition and integration related expense(6)	—	—	2.3	5.5	—
Debt issuance costs write-off	1.5	—	1.0	—	—
Other (income) expense, net(2)(7)	(1.3)	(1.4)	(.8)	(.6)	(1.5)
	186.2	190.3	188.5	113.1	106.3
Income from continuing operations before income taxes	26.5	36.9	30.1	33.3	28.4
Income tax expense (benefit)(8)	6.0	11.2	13.4	(83.9)	1.0
Income from continuing operations	20.5	25.7	16.7	117.2	27.4
Discontinued Operations, net of tax:
(Loss) income from operations(9)	(.9)	(4.1)	(19.5)	(9.3)	(1.2)
Gain on sale	—	6.0	—	—	—
Income (loss) from discontinued operations	(.9)	1.9	(19.5)	(9.3)	(1.2)
Net income (loss)	$19.6	$27.6	$(2.8)	$107.9	$26.2
Basic income (loss) per share:
Income from continuing operations	$.44	$.56	$.37	$2.63	$.62
Income (loss) from discontinued operations	(.02)	.05	(.43)	(.21)	(.03)
Net income (loss) per share	$.42	$.61	$(.06)	$2.42	$.59
Diluted income (loss) per share:
Income (loss) from continuing operations	$.44	$.56	$.37	$2.61	$.62
Income (loss) from discontinued operations	(.02)	.04	(.43)	(.21)	(.03)
Net income (loss) per share	$.42	$.60	$(.06)	$2.40	$.59
General:
Capital expenditures	$28.9	$32.8	$24.1	$13.7	$9.0
Total assets	$854.7	$873.7	$865.1	$727.0	$338.0
Long-term debt(10)	$447.0	$442.6	$444.3	$389.4	$140.8
Cash(9)	$164.9	$148.5	$103.1	$324.3	$31.2

(1)
During November 2011, the Company committed to a plan to dispose of substantially all of its Engineered Surfaces commercial wallcovering operations. As such, the results of operations for these businesses have been classified as discontinued operations for all periods presented.

(2)	During 2010, the Company recognized strike-related costs of $2.4 million of which $1.4 million is recorded in cost of goods sold and $1.0 million is recorded in other (income) expense.

(3)
During 2013, the Company recognized intangible asset impairment charges of $0.2 million to write down the value of one of its trademarks to fair value. During 2012, the Company recognized asset impairment charges of $1.0 million to write down the value of its Columbus, Mississippi facility and to write off other assets no longer used (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations). During 2011, the Company recognized asset impairment charges of $3.1 million due to the idling of a plant in Taicang, China and the planned realignment of coated fabrics production amongst existing facilities. During 2010, the Company recorded asset impairment charges of $2.7 million to write down machinery and equipment at its Columbus, Mississippi plant to fair value. During 2009, the Company recorded asset impairment charges of $1.1 million related to assets that would no longer be utilized due to moving certain production activities to other facilities.

(4)	During 2013, gain on asset sales primarily relates to the sale of equipment and plants in Columbus, Mississippi and Taicang, China.

(5)
Restructuring and severance consisted primarily of facility closure costs of $2.6 million and severance costs of $4.5 million in 2013, and severance costs of $1.0 million in 2012, $1.6 million in 2011, $0.5 million in 2010 and $1.4 million in 2009.

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

(8)	During 2010, the Company reversed a significant portion of its deferred tax valuation allowance of $98.2 million.

(9)	Includes long-lived asset impairment charges of $13.6 million and $3.5 million in 2011 and 2010, respectively.

(10)
Included in 2013 is $3.0 million for a capital lease on land for the Company's future corporate headquarters. During 2010, in connection with the pending acquisition of Eliokem International SAS, the Company issued $250 million of Senior Notes, the proceeds of which were held in escrow as of November 30, 2010, and subsequently used on December 9, 2010 to fund the acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial and residential end uses. As discussed in Item 1. Business, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products include hollow plastic pigment, resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper and packaging, specialty coatings, carpet, nonwovens, construction, oil/gas drilling and recovery, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers and various other specialty applications. The Engineered Surfaces segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including coated fabrics, surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, kitchen and bath cabinets, transportation including automotive, bus and other mass transit, marine and motorcycle, recreational vehicles and manufactured housing, flooring, commercial and residential furniture, retail display fixtures, home furnishings and commercial appliances, and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1. Business, of this Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 44% of its sales in 2013 and 2012 and approximately 45% for 2011. Customers with sales price index contracts are primarily in the Performance Materials product line. The index is generally comprised of a negotiated fixed amount per pound and the market price of key raw materials (i.e., styrene and butadiene). The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

The remainder of Performance Chemicals’ sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-added and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period.

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2010 through 2013 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound
2013	172	$0.71 - $0.93
2012	177	$0.57 - $0.78
2011	205	$0.65 - $0.77
2010	180	$0.54 - $0.68

Butadiene, a key raw material component, is generally available worldwide, but its price is volatile. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2010 through 2013 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound
2013	139	$0.44 - $1.01
2012	158	$0.84 - $1.98
2011	175	$0.86 - $1.77
2010	135	$0.63 - $0.94

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
Key operating measures utilized by the business segments include orders, sales and pricing, working capital turnover, inventory, productivity, new product vitality, cost of quality and order fill-rates which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.
Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales and pricing; gross profit; selling, general and administrative expenses; adjusted operating profit; adjusted net income; and consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) as set forth in the Net Leverage Ratio in the Company’s $200,000,000 Term Loan Credit Agreement, working capital, operating cash flows, capital expenditures, cash interest expense and adjusted earnings per share, including applicable ratios such as inventory turnover, working capital turnover, return on sales and assets and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly and annual intervals and compared with historical periods.

Results of Operations of 2013 Compared to 2012

The Company's net sales in 2013 were $1,018.1 million compared to $1,125.5 million in 2012. The Performance Chemicals business segment revenue decreased by 10.6% and the Engineered Surfaces business segment revenue decreased 6.1%. Contributing to the net sales decrease in 2013 were reduced volumes of $50.5 million, or 4.5%, and reduced pricing of $58.3 million, partially offset by favorable currency exchange translation effects of $1.4 million. Lower pricing in Performance Chemicals, which was due to lower year-over-year raw material costs, was partially offset by improved pricing in Engineered Surfaces.

Gross profit in 2013 was $212.7 million with a gross profit margin of 20.9% compared to gross profit of $227.2 million and a gross profit margin of 20.2% in 2012. The increase in gross profit margin was primarily due to better sales mix and cost reduction actions.

Selling, general and administrative expense in 2013 decreased $3.1 million, to $118.1 million, or 11.6% of sales, compared to $121.2 million, or 10.8% of net sales in 2012. The decrease in 2013 was primarily due to lower employee headcount and reduced annual incentive compensation expense.

Interest expense was $31.9 million and $36.5 million for 2013 and 2012, respectively. The decrease is primarily due to lower borrowing spreads as a result of a March 2013 refinancing and lower foreign borrowings. Also, included in interest expense for 2012 is approximately $1.3 million related to an expired interest rate swap.

Income tax expense was $6.0 million in 2013, a 22.6% effective income tax rate, compared to income tax expense of $11.2 million, or a 30.3% effective tax rate in 2012. The lower rate in 2013 was primarily due to income in foreign jurisdictions where the rate is lower than the U.S. domestic federal statutory rate, one-time tax benefits relating to operations that were sold, other discrete foreign tax items and a U.S. item, all of which totaled $2.4 million. Cash tax payments in the U.S. are expected to be minimal for the next few years as the Company has $113.6 million of U.S. federal net operating loss carryforwards, $108.9 million of state and local net operating loss carryforwards, $0.4 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local net operating loss carryforwards expire between 2022 and 2032.

The Company has not provided for U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company's policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2013, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $62.5 million.

The Company generated income from continuing operations of $20.5 million or $0.44 per diluted share in 2013 compared to $25.7 million or $0.56 per diluted share in 2012. Included in 2013 are gains on asset sales of $4.9 million primarily due to the sale of the Company's Taicang, China facility and Columbus, Mississippi property, plant and equipment, and a write-off of deferred financing fees of $1.5 million as a result of refinancing actions and an impairment charge of $0.9 million on a note receivable. Included in 2012 are asset impairment charges of $1.0 million relating to equipment at the Columbus, Mississippi and Taicang, China facilities.

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

	Year Ended November 30,
	2013	2012
	(Dollars in millions)
Segment Sales:
Performance Chemicals
Performance Materials	$272.2	$343.2
Specialty Chemicals	500.8	521.3
Total Performance Chemicals	$773.0	$864.5

Engineered Surfaces
Coated Fabrics	$108.9	$117.0
Laminates and Performance Films	136.2	144.0
Total Engineered Surfaces	245.1	261.0
Consolidated Net Sales	$1,018.1	$1,125.5

Segment Gross Profit:
Performance Chemicals	$155.4	$177.2
Engineered Surfaces	57.3	50.0
Consolidated Gross Profit	$212.7	$227.2

Segment Operating Profit:
Performance Chemicals	$64.1	$89.6
Engineered Surfaces	15.6	3.8
Interest expense	(31.9)	(36.5)
Corporate expense	(19.8)	(20.0)
Deferred financing fees write-off	(1.5)	—
Consolidated income from continuing operations before income tax	$26.5	$36.9

 Performance Chemicals

Performance Chemicals' net sales decreased $91.5 million to $773.0 million during 2013 compared to $864.5 million during 2012. The decrease was primarily due to reduced customer pricing of $61.1 million, or 7.1%, as a result of lower raw material costs and their impact on index pricing as well as competitive pricing pressure in Performance Materials product lines. Also impacting net sales were reduced volumes of $29.8 million, or 3.4%, and unfavorable foreign currency translation effects of $0.6 million. Net sales for the Performance Materials product line decreased $71.0 million to $272.2 million during 2013 compared to $343.2 million during 2012 driven by lower volumes in both paper and chemical markets of $41.3 million and reduced pricing of $29.7 million. Net sales for the Specialty Chemicals product line decreased $20.5 million to $500.8 million during 2013 compared to $521.3 million during 2012 due to reduced customer pricing of $31.4 million and unfavorable foreign currency translation, partially offset by improved volumes of $11.5 million as sales increased in oilfield solutions, coatings, nonwovens and antioxidants.

Performance Chemicals' gross profit was $155.4 million with a gross profit margin of 20.1% in 2013 compared to $177.2 million with a gross profit margin of 20.5% in 2012. Better sales mix and lower raw material costs were offset by reduced pricing and decreased volumes. Raw material costs decreased $40.6 million during 2013.

This segment generated an operating profit of $64.1 million in 2013 compared to $89.6 million in 2012. The decrease in segment operating profit was primarily due to lower customer pricing and the incremental margin impact of the lower sales volume in Performance Materials, partially offset by lower raw material costs and cost reduction actions. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for 2013 include $2.1 million of severance costs, $1.0 million of accelerated depreciation expense related to assets for which production will be transferred to another Performance Chemicals facility, a non-cash intangible asset impairment charge of $0.2 million and a gain of $0.3 million on an asset sale. In July, 2013, the Company announced a plan to transfer the manufacture of styrene acrylics and other latices from its Akron, Ohio facility to its Mogadore, Ohio facility in an effort to consolidate, upgrade and improve this process. As a result, certain styrene butadiene (SB) latex capacity at the Mogadore, Ohio facility will be re-purposed to the production of styrene acrylic and other specialty emulsion polymer chemistries. This project is expected to be completed near the end of 2014 and will require an estimated $11.0 million in capital investments while generating expected annual savings of $4.0 million after completion.

Engineered Surfaces

Engineered Surfaces' net sales decreased $15.9 million, or 6.1%, to $245.1 million in 2013 from $261.0 million in 2012 primarily due to lower volumes of $20.7 million, or 7.9%, which was partially offset by positive pricing actions of $2.8 million, or 1.1%, and favorable foreign currency translation effects of $2.0 million. Coated Fabrics net sales decreased to $108.9 million in 2013, compared to $117.0 million in 2012 due to the lower sales volumes. Net sales for the Laminates and Performance Films product lines decreased to $136.2 million during 2013, compared to $144.0 million million during 2012, as sales were lower across most markets.

Engineered Surfaces' gross profit was $57.3 million with a gross profit margin of 23.4% during 2013, compared to $50.0 million and a gross profit margin of 19.2% in 2012. The improvement in 2013 was primarily due to positive pricing actions, lower raw material costs and improved product mix.

Segment operating profit was $15.6 million for 2013 compared to $3.8 million for 2012. The improvement was primarily due to better sales mix, lower raw material costs, positive pricing actions and cost reduction actions. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for 2013 include gains on asset sales of $5.1 million, workforce reduction and other costs of $3.0 million, and facility closure and transition costs of $3.3 million and a non-cash impairment charge of $0.9 million on a note receivable. Those items for 2012 include facility closure and transition costs of $4.0 million, workforce reduction costs of $1.0 million, non-cash asset impairment charges of $1.0 million and net charges relating to a non-product claim against the Company of $0.5 million (see Item 3 Legal Proceedings).

Interest and Corporate

Interest expense was $31.9 million and $36.5 million for 2013 and 2012, respectively. The decrease is primarily due to lower borrowing spreads as a result of a March 2013 refinancing and lower foreign borrowings. Also, included in interest expense for 2012 is approximately $1.3 million related to an expired interest rate swap.

Corporate expenses were $19.8 million in 2013 compared to $20.0 million in 2012.

Results of Operations of 2012 Compared to 2011

The Company’s net sales in 2012 were $1,125.5 million compared to $1,201.1 million in 2011. The Performance Chemicals business segment revenue decreased by 9.2% while the Engineered Surfaces business segment revenue increased 4.7%. Contributing to the net sales decrease in 2012 were reduced volumes of $60.4 million, or 5.0%, and unfavorable currency exchange translation effects of $16.0 million, or 1.3%, partially offset by pricing improvements of $0.8 million. Lower pricing in Performance Chemicals, which was due to lower year-over-year raw material costs as well as reduced volumes for that segment, were offset by improved pricing and volumes in Engineered Surfaces.

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

Other income was $1.4 million in 2012 compared to income of $0.8 million in 2011.

Interest expense was $36.5 million for 2012, compared to $38.0 million in 2011. Included in interest expense for 2012 and 2011 is approximately $1.3 million and $2.6 million, respectively, related to an interest rate swap that was settled in the fourth quarter of 2010. The interest rate swap settlement was being amortized over the original term of the swap which expired in May 2012.

The Company recorded income tax expense of $11.2 million, or a 30.3% effective income tax rate for 2012, compared to income tax expense of $13.4 million, or a 44.5% effective tax rate in 2011. The lower rate in 2012 was primarily due to income in foreign jurisdictions where the rate is lower than the U.S. domestic federal statutory rate. The higher rate in 2011 was primarily due to losses in jurisdictions where no offsetting tax benefit is recorded due to a valuation allowance position and one-time tax costs associated with the ELIOKEM acquisition. Cash tax payments in the U.S. are expected to be minimal for the next few years as the Company had $116.8 million of U.S. federal net operating loss carryforwards, $90.0 million of state and local net operating loss carryforwards, $0.6 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local net operating loss carryforwards expire between 2022 and 2032.

The Company generated income from continuing operations of $25.7 million or $0.56 per diluted share in 2012 and $16.7 million or $0.37 per diluted share in 2011. The Company reported net income of $27.6 million or $0.60 per diluted share in 2012 compared to net loss of $2.8 million or $0.06 per diluted share in 2011.

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

	Year Ended November 30,
	2012	2011
	(Dollars in millions)
Segment Sales:
Performance Chemicals
Performance Materials	$343.2	$399.3
Specialty Chemicals	521.3	552.6
Total Performance Chemicals	$864.5	$951.9

Engineered Surfaces
Coated Fabrics	$117.0	$114.3
Laminates and Performance Films	144.0	134.9
Total Engineered Surfaces	261.0	249.2
Consolidated Net Sales	$1,125.5	$1,201.1

Segment Gross Profit:
Performance Chemicals	$177.2	$175.2
Engineered Surfaces	50.0	43.4
Consolidated Gross Profit	$227.2	$218.6

Segment Operating Profit (Loss):
Performance Chemicals	$89.6	$86.5
Engineered Surfaces	3.8	(1.3)
Interest expense	(36.5)	(38.0)
Corporate expense	(20.0)	(13.8)
Deferred financing fees write-off	—	(1.0)
Acquisition and integration related expenses	—	(2.3)
Consolidated income from continuing operations before income tax	$36.9	$30.1

Performance Chemicals

Performance Chemicals' net sales decreased $87.4 million to $864.5 million during 2012 compared to $951.9 million during 2011. The decrease was primarily due to reduced volumes of $66.1 million, or 6.9%, lower customer pricing of $4.4 million, or 0.5%, as raw material costs decreased and unfavorable foreign currency translation effects of $16.9 million. Net sales for the Performance Materials product line decreased $56.1 million to $343.2 million during 2012 compared to $399.3 million during 2011 driven by lower volumes in both markets and lower pricing. Net sales for the Specialty Chemicals product line decreased $31.3 million to $521.3 million during 2012 compared to $552.6 million during 2011 driven by a decline in volumes and unfavorable foreign currency translation, partially offset by increased sales in oil and gas drilling chemicals and tape adhesives and improved pricing.

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

In November 2011, the Company committed to a plan to exit its North American wallcovering business and move production of its Columbus, Mississippi coated fabrics business to other facilities and, accordingly, recognized an impairment charge on machinery and equipment of $0.7 million. The impairment was caused by the transfer of certain products to other Company facilities to better meet customer demand. In the fourth quarter of 2012, the Company recognized an additional impairment charge of $0.8 million relating to the Columbus, Mississippi facility as a result of weaker real estate market values. The assets were written down to their estimated fair value using a cost approach.

Interest and Corporate

Interest expense was $36.5 million and $38.0 million for 2012 and 2011, respectively. The decrease of $1.5 million is due to the completed amortization of an interest rate swap agreement in the second quarter of 2012 and slightly lower pricing for the Term Loan.

Corporate expenses were $20.0 million in 2012 compared to $13.8 million in 2011. The increase is primarily due to increased staffing and and employment costs, information technology system enhancements and outside services.

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
During 2012 and the first quarter of 2013, the Company continued to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the Company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company completed the transition of production by January 31, 2013. The net cash flows received and paid by the Company relating to the manufacture of commercial wallcovering for J. Josephson during 2013 were not significant.
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
Net sales of the discontinued businesses were $2.1 million, $35.9 million and $70.2 million for 2013, 2012 and 2011, respectively. Losses before income taxes for the discontinued businesses were $1.5 million, $5.0 million and $23.3 million for 2013, 2012 and 2011, respectively. The loss from discontinued operations in 2013 includes legal costs of $1.3 million related to a dispute with a former wallcovering customer (see Note P - Contingencies and Commitments). In 2011, the loss from discontinued operations includes long-lived asset impairment charges of $13.6 million and inventory write-downs of $2.9 million.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	2013	2012	2011
	(Dollars in millions)
Cash provided by operating activities	$45.8	$65.3	$15.7
Cash used in investing activities	$(22.0)	$(20.1)	$(42.1)
Cash (used in) provided by financing activities	$(1.5)	$(2.9)	$39.3
Increase in cash and cash equivalents	$21.9	$44.1	$27.7

Cash provided by operating activities was $45.8 million in 2013 compared to $65.3 million in 2012 and $15.7 million in 2011. The decrease in 2013 was primarily due to an increase in working capital and contributions to the Company's U.S. defined benefit plan. The increase in 2012 is primarily due to improvements in net income and in working capital, partially offset by higher contributions to the Company's U.S. defined benefit pension plan. Days sales outstanding was 47.8 days in 2013, 45.8 days in 2012 and 47.9 days in 2011. The increase in 2013 is primarily due to an increase in terms at several key customers and a higher mix of receivables in foreign countries where terms are longer. The improvement in days sales outstanding in 2012 was primarily due to improved collection efforts.

Cash used in investing activities was $22.0 million in 2013, compared to $20.1 million in 2012 and $42.1 million in 2011. Included in 2013 are capital expenditures of $28.9 million which were partially offset by proceeds from the sale of assets of $6.7 million primarily related to sale of the Taicang, China facility and Columbus, Mississippi equipment. Included in 2012 are capital expenditures of $32.8 million partially offset by cash received from the sale of the Company's wallcovering businesses. Included in 2011 is the cash paid for the ELIOKEM acquisition of $301.7 million, less cash acquired in the businesses of $30.1 million. Also included in 2011 was the use of $253.2 million of restricted cash to complete the ELIOKEM acquisition and refinancing of OMNOVA’s existing debt on December 9, 2010 and $24.1 million of capital expenditures. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects capital expenditures to be approximately $50.0 million during 2014. The expected increase in capital expenditures over 2013 is primarily due to expansion of acrylics manufacturing capability at the Company's Mogadore, Ohio plant and construction of the Company's future new corporate headquarters building. The Company plans to fund substantially all of its capital expenditures from cash flow generated from operations.

Cash used for financing activities was $1.5 million in 2013, due primarily to debt payments of $6.5 million and refinancing costs of $0.6 million, partially offset by the release of restricted cash which was previously used as a compensating balance against foreign debt. Cash used in financing activities in 2012 was $2.9 million primarily due to debt payments of $3.6 million, partially offset by cash received from the exercise of the Company's employee stock options of $2.0 million. Cash provided by financing activities in 2011 of $39.3 million was due primarily to the refinancing activities and the increase of the existing term loan from $140.9 million to $200.0 million. Total debt was $446.6 million as of November 30, 2013, which includes outstanding senior notes of $250.0 million, $194.0 million for the term loan and $2.6 million of foreign debt, compared to $453.6 million as of November 30, 2012. OMNOVA’s cash balance of $164.9 million at November 30, 2013 consists of $101.8 million in the U.S., $36.4 million in Europe and $26.7 million in Asia. OMNOVA is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its requirements for at least the next twelve months.

Debt - Information regarding the Company's debt is disclosed in Note N to the Company's consolidated financial statements.

Contractual Obligations

	Payments Due By Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
	(Dollars in millions)
Long-term debt and amounts due banks	$448.6	$4.6	$4.0	$440.0	$—
Capital lease obligations	4.0	—	—	.4	3.6
Interest payments on long-term debt(1)	133.3	27.9	56.1	49.3	—
Operating and financing leases(2)	65.1	5.7	10.4	8.2	40.8
Purchase obligations	1.0	1.0	—	—	—
Pension funding obligations(3)	59.5	5.9	23.5	18.9	11.2
Other long-term liabilities	9.1	—	3.0	3.0	3.1
Total	$720.6	$45.1	$97.0	$519.8	$58.7

(1)	Based on outstanding debt balances as of November 30, 2013 and estimated interest rates. As those are based on estimates, actual future payments may be different.

(2)	Includes payments on the Company's future corporate headquarters.

(3)	Payments are based on Company estimates and current funding laws. Actual results may be different.

Significant Accounting Estimates and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2013, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of the financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, litigation, environmental reserves, pensions and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

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

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors and to reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $2.0 million and $2.2 million at November 30, 2013 and 2012, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or material preferences could impact the carrying value of the Company’s inventory and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Engineered Surfaces segment, was $8.2 million at November 30, 2013 and $10.7 million at November 30, 2012.

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

E)    Pensions and Other Post-retirement Plans

The Company accounts for its pension and other post-retirement plans by recognizing in its balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The Company recognizes the change in the funded status of the plan in the year in which the change occurs through Accumulated Other Comprehensive Loss. As of May 2007, the Company's U.S. defined benefits pension plan has been closed to all new hires and since December 1, 2011, future service benefits have been frozen for all participants.

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

The Company recorded pension expense of $4.3 million in 2013 and $4.1 million in 2012. Pension expense is calculated using the discount rate to discount plan liabilities at the prior year measurement date. Discount rates of 4.10% and 5.52% were used to calculate the pension expense in 2013 and 2012, respectively. The Company anticipates 2014 expense to be approximately $3.8 million based on a discount rate of 4.74%. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by less than $0.1 million. Cash contributions to the pension plans were $8.8 million in 2013 and $18.4 million in 2012. The higher contributions in 2012 are due to a voluntary contribution made by the Company to its U.S. defined benefit plan and higher required funding resulting from the Pension Protection Act of 2006. Future pension benefits for U.S. plan members are frozen and fully vested. Therefore, there is no future service benefit accrual for the Company’s U.S. defined benefit plans.

The Company determined the discount rate used to discount the plan liabilities at the plan’s measurement date, which was November 30, 2013. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates, as well as the net effect of other changes in actuarial assumptions and experience, have been recognized in Accumulated Other Comprehensive Loss. The Company determined the discount rate used to measure defined benefit pension plan obligations as of November 30, 2013 should be 4.74% compared to 4.14% in 2012. A 25 basis point change in the discount rate would increase or decrease the projected benefit obligation by approximately $8.0 million.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 7.75% for plan years 2013 and 2012. The measurement dates of November 30, 2013 and 2012 were used to determine these rates. A 25 basis point change in the assumed rate of return for assets would increase or decrease pension expense by approximately $0.5 million. Pension plan assets are measured at fair value on the measurement date.

Based on current estimates of pension asset performance, interest and discount rate assumptions and the Company's prior years credit balance carryforwards, the Company anticipates it will be required under the Pension Protection Act of 2006 (“PPA-2006”), to make a cash contribution to its U.S. pension plan of $4.4 million in 2014. The Company, under rules of the PPA-2006, has elected the fifteen year amortization schedule for the period beginning with the 2009 plan year. Total global pension plan contributions for 2014 are expected to be $5.1 million.

Factors that could alter future cash requirements and timing of any such cash equivalents are:

•	Investment returns which differ materially from the Company’s 7.75% return assumption for 2014;

•	Significant changes in interest rates, affecting the discount rate; and

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

As of November 30, 2013, the Company had approximately $83.9 million of net deferred tax assets primarily related to federal and state domestic loss carryforwards and $51.9 million of net deferred tax liabilities primarily related to intangible assets and fixed asset depreciation differences.

For the year ended November 30, 2013, the Company considered the positive and negative evidence as required by ASC 740, "Income Taxes,” and concluded that it is more likely than not that the Company will realize the benefit from the U.S. deferred tax assets due to a preponderance of positive evidence, which includes a three year U.S. cumulative income position, predictability of future taxable income and taxable income from the reversal of deferred tax assets and liabilities in future years. However, because of Net Operating Loss Carryforwards ("NOLCs"), the Company does not expect to incur significant cash payments for U.S. taxes over the next several years.

The Company has not provided deferred tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as these undistributed earnings are treated by the Company as being permanently reinvested. To the extent that foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes are not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy. As of November 30, 2013, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $62.5 million for which no deferred tax liability has been provided.

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

The Company’s accounting policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expense. For the year 2013, the Company recognized an income tax expense related to interest and penalties of $0.4 million.

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

H)    Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and definite-lived intangibles are stated at historical cost less accumulated depreciation.

Construction in process is not depreciated until the asset is placed in service. Refurbishment costs that extend the useful life of the asset are capitalized, whereas ordinary maintenance and repair costs are expensed as incurred. Interest expense incurred during the construction phase is capitalized as part of construction in process until the relevant projects are completed and placed into service.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

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

The impairment test for indefinite lived intangible assets consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of its indefinite lived intangible assets using a fair value model based on a market approach method or discounted future cash flows. If the carrying amounts exceed the estimated fair value, an impairment loss would be recognized in the amount of the excess. During the fourth quarter of 2013, the Company performed its annual impairment test for indefinite lived intangible assets and determined that the expected future discounted cash flows of one of its Performance Chemicals segments' trademarks was lower than its book value by $0.2 million as a result of lower selling prices, and accordingly, recognized an impairment charge of $0.2 million. Key inputs used in determining the fair value of this trademark were expected future revenues and royalty rates. A 1% decrease in the royalty rate would impact the fair value of this trademark by approximately $2.0 million. A 5% decrease in estimated future revenues would impact the fair value of this trademark by approximately $0.3 million.

Estimating future cash flows requires significant judgments and assumptions by management including sales, operating margins, royalty rates, discount rates and future economic conditions. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may occur.

Finite-lived intangible assets, such as customer lists, patents, trademarks and licenses, are recorded at cost or when acquired as part of a business combination at estimated fair value. Intangible assets with finite lives are amortized over their estimated useful lives with periods ranging from 3 to 30 years. Accumulated amortization of finite lived intangible assets at November 30, 2013 and 2012 was $39.0 million and $32.8 million, respectively.

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

K)    Leasing Arrangements

Operating leases - Lease expense is recorded on a straight-line basis over the non-cancelable lease term, including any optional renewal terms that are reasonably expected to be exercised. Leasehold improvements related to these operating leases are amortized over the estimated useful life, or the non-cancelable lease term, whichever is shorter.

Capital leases - Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments with a corresponding amount recorded in property, plant and equipment. Current portions of capital lease payments are included in Amounts due banks and non-current capital lease obligations are included in Long-term debt in our Consolidated Balance Sheets.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2013 reflects reserves for environmental remediation efforts of $0.6 million.

Capital expenditures for projects related to environmental matters were $0.7 million in 2013, $1.1 million in 2012 and $1.5 million in 2011. During 2013, non-capital expenditures for environmental compliance and protection totaled $7.8 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $9.4 million and $8.2 million in years 2012 and 2011, respectively. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with 2013 expenditure levels.

New Accounting Pronouncements-New accounting pronouncements impacting the Company are disclosed in Note A to the Company’s consolidated financial statements.

Forward Looking Statements

This Annual Report includes forward looking statements as defined by federal securities laws. Please refer to Item 1A. Risk Factors, beginning on page 6 of this Report which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note N to the Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $194.0 million as of November 30, 2013. Non-domestic borrowings with banks were $2.6 million as of November 30, 2013. The weighted average effective interest rate of the Company’s outstanding debt was 6.44% as of November 30, 2013. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has accumulated currency translation gains of $0.2 million as of November 30, 2013, which is included in accumulated other comprehensive loss.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Management’s Assessment of Internal Control Over Financial Reporting

Management of OMNOVA Solutions Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO framework) (“COSO”).

Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2013.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). OMNOVA Solutions Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report titled “Management’s Assessment of Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, OMNOVA Solutions Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2013 and our report dated January 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
January 24, 2014

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

Management of the Company has established and maintains a system of internal controls over financial reporting that is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization and the books and records accurately reflect the disposition of assets. The system of internal controls includes appropriate division of responsibility. The Company maintains an internal audit department that independently assesses the effectiveness of the internal controls through a program of internal audits.

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

January 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
January 24, 2014

OMNOVA SOLUTIONS INC.
 Consolidated Statements of Operations

	Years Ended November 30,
	2013	2012	2011
	(Dollars in millions, except per share data)
Net Sales	$1,018.1	$1,125.5	$1,201.1
Cost of products sold (exclusive of depreciation)	805.4	898.3	982.5
Gross profit	212.7	227.2	218.6
Other Costs and Expenses:
Selling, general and administrative	118.1	121.2	108.6
Depreciation and amortization	33.6	32.0	33.5
Asset impairment	.2	1.0	3.1
(Gain) loss on asset sales	(4.9)	—	1.2
Restructuring and severance	7.1	1.0	1.6
Interest expense	31.9	36.5	38.0
Debt issuance costs write-off	1.5	—	1.0
Acquisition and integration related expenses	—	—	2.3
Other (income), net	(1.3)	(1.4)	(.8)
Total Other Costs and Expenses	186.2	190.3	188.5
Income from continuing operations before income taxes	26.5	36.9	30.1
Income tax expense	6.0	11.2	13.4
Income from continuing operations	20.5	25.7	16.7
Discontinued Operations:
Loss from discontinued operations (net of tax benefit of $0.6 million, $0.9 million and $3.8 million in 2013, 2012 and 2011, respectively)	(.9)	(4.1)	(19.5)
Gain on sale of discontinued operations (net of tax of $3.9 million)	—	6.0	—
(Loss) income from discontinued operations	$(.9)	$1.9	$(19.5)
Net Income (Loss)	$19.6	$27.6	$(2.8)
Income Per Share—Basic
Income per share—continuing operations	$.44	$.56	$.37
(Loss) income per share—discontinued operations	(.02)	.05	(.43)
Basic income (loss) per share	$.42	$.61	$(.06)
Income Per Share—Diluted
Income per share—continuing operations	$.44	$.56	$.37
(Loss) income per share—discontinued operations	(.02)	.04	(.43)
Diluted income (loss) per share	$.42	$.60	$(.06)

Weighted average shares outstanding - Basic	46.1	45.6	44.8
Weighted average shares outstanding - Diluted	46.6	46.0	45.2

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended November 30,
	2013	2012	2011
	(Dollars in millions, except per share data)
Net Income (loss)	$19.6	$27.6	$(2.8)

Components of other comprehensive income (loss):
Foreign currency translations
Unrealized net change during the period	3.5	(5.1)	2.1
Tax effect	(1.1)	.8	—
Foreign currency translations, net of tax	2.4	(4.3)	2.1

Interest rate swap
Amortization of unrecognized gain on interest rate swap reclassified into interest expense	—	1.3	2.6
Tax effect	—	1.3	(1.0)
Amortization of unrecognized gain on interest rate swap reclassified into interest expense, net of tax	—	2.6	1.6

Post-retirement benefit plans:
Actuarial net gain (loss):
Net gain (loss) arising during period	35.5	(39.2)	(12.0)
Amortization of net loss included in net periodic pension expense	3.6	1.4	.5
Prior service credit:
Prior service credit arising during period	.1	—	—
Amortization of prior service credits included in net periodic pension expense	(.3)	(.3)	(.2)
Curtailment	—	—	.1
Tax effect	(15.2)	15.4	5.1
Defined benefit plans, net of tax	23.7	(22.7)	(6.5)
Other comprehensive income (loss), net of tax	26.1	(24.4)	(2.8)
Comprehensive income (loss)	$45.7	$3.2	$(5.6)

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
 Consolidated Balance Sheets

	November 30,
	2013	2012
	(Dollars in millions, except per share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$164.9	$143.0
Restricted cash	—	5.5
Accounts receivable, net	123.1	130.1
Inventories	88.1	96.2
Prepaid expenses and other	17.6	14.8
Deferred income taxes—current	8.4	10.7
Total Current Assets	402.1	400.3
Property, plant and equipment, net	226.5	222.8
Trademarks and other intangible assets, net	73.6	79.6
Goodwill	88.9	86.7
Deferred income taxes—non-current	46.9	65.7
Deferred financing fees	9.3	11.3
Other assets	7.4	7.3
Total Assets	$854.7	$873.7
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$4.6	$9.6
Accounts payable	92.1	102.8
Accrued payroll and personal property taxes	20.4	21.8
Employee benefit obligations	2.1	2.1
Accrued interest	1.7	1.8
Other current liabilities	5.8	7.4
Total Current Liabilities	126.7	145.5
Senior notes	250.0	250.0
Long-term debt	194.0	192.6
Post-retirement benefits other than pensions	6.5	7.7
Pension liabilities	67.2	111.4
Deferred income taxes—non-current	23.3	23.9
Other liabilities	9.0	12.4
Total liabilities	676.7	743.5
Shareholders’ Equity
Preference stock—$1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock—$0.10 par value; 135 million shares authorized; 47.9 million and 47.5 million shares issued as of November 30, 2013 and 2012, respectively	4.8	4.7
Additional contributed capital	334.6	331.8
Retained deficit	(67.6)	(87.2)
Treasury stock at cost; .7 million shares and .6 million shares at November 30, 2013 and 2012, respectively	(5.2)	(4.4)
Accumulated other comprehensive loss	(88.6)	(114.7)
Total Shareholders’ Equity	178.0	130.2
Total Liabilities and Shareholders’ Equity	$854.7	$873.7

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Shareholders’ Equity
for the Years Ended November 30, 2013, 2012 and 2011

(Dollars and shares in millions)	Number of Common Shares Outstanding	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
2011
Balance December 1, 2010	45.1	$4.5	$318.0	$(112.0)	$(1.3)	$(85.8)	$123.4
Net loss				(2.8)			(2.8)
Cumulative translation adjustment						2.1	2.1
Amortization of unrecognized loss on interest rate swap (net of tax benefit of $1.0 million)						1.6	1.6
Defined benefit plans:
Net actuarial loss (net of tax benefit of $5.1 million)						(6.5)	(6.5)
Common stock issuance	.6	.1	6.9		(1.4)		5.6
Net actuarial loss of acquired business						(1.7)	(1.7)
Balance November 30, 2011	45.7	$4.6	$324.9	$(114.8)	$(2.7)	$(90.3)	$121.7
2012
Net income				27.6			27.6
Cumulative translation adjustment (net of tax benefit of $0.8 million)						(4.3)	(4.3)
Amortization of unrecognized loss on interest rate swap (net of tax of $1.3 million)						2.6	2.6
Defined benefit plans:
Prior service credits (net of tax benefit of $0.9 million)						.6	.6
Net actuarial loss (net of tax benefit of $14.5 million)						(23.3)	(23.3)
Common stock issuance	1.2	.1	6.9		(1.7)		5.3
Balance November 30, 2012	46.9	$4.7	$331.8	$(87.2)	$(4.4)	$(114.7)	$130.2
2013
Net income				19.6			19.6
Cumulative translation adjustment (net of tax of $1.1 million)						2.4	2.4
Defined benefit plans:
Prior service credits (net of tax expense of $0.1 million)						(.1)	(.1)
Net actuarial gain (net of tax benefit of $15.1 million)						23.8	23.8
Common stock issuance	.3	.1	2.8		(.8)		2.1
Balance November 30, 2013	47.2	$4.8	$334.6	$(67.6)	$(5.2)	$(88.6)	$178.0
See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows

	Years Ended November 30,
	2013	2012	2011
	(Dollars in millions)
Operating Activities
Net income (loss)	$19.6	$27.6	$(2.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on asset sales	(4.9)	—	1.2
Depreciation and amortization	33.6	32.0	33.5
Amortization and write-off of debt issuance costs	2.8	2.7	2.7
Gain on sale of business	—	(9.9)	—
Impairment of long-lived assets	.2	1.0	3.1
Proceeds from Insurance settlements	.8	—	—
Non-cash stock compensation expense	2.2	4.5	3.4
Provision for uncollectible accounts	—	.6	1.8
Provision for obsolete inventories	1.5	—	2.6
Deferred income taxes	3.9	8.6	10.7
Other	(.2)	.6	.2
Changes in operating assets and liabilities:
Accounts receivable	2.8	31.7	(39.7)
Inventories	5.9	(15.6)	(7.6)
Other current assets	(.9)	(.4)	(4.5)
Current liabilities	(10.6)	(14.0)	8.8
Other non-current assets	11.0	2.5	(19.1)
Other non-current liabilities	(13.0)	5.7	6.6
Contribution to defined benefit plan	(8.8)	(18.7)	(2.8)
Discontinued operations	(.1)	6.4	17.6
Net Cash Provided By Operating Activities	45.8	65.3	15.7
Investing Activities
Capital expenditures	(28.9)	(32.8)	(24.1)
Proceeds from sale of business	—	12.4	—
Acquisitions of business, less cash acquired	—	—	(271.6)
Proceeds from insurance settlements	.2	—	—
Proceeds from asset sales	6.7	.3	1.0
Restricted cash	—	—	253.2
Discontinued operations	—	—	(.6)
Net Cash Used In Investing Activities	(22.0)	(20.1)	(42.1)
Financing Activities
Proceeds from borrowings	—	—	199.2
Repayment of debt obligations	(2.0)	(2.0)	(144.0)
Short-term debt borrowings	34.9	43.8	96.5
Short-term debt payments	(39.4)	(45.4)	(95.1)
Payments for debt refinancing	(.6)	—	(15.5)
Restricted cash	5.5	(1.3)	(4.2)
Cash received from exercise of stock options	.1	2.0	2.4
Net Cash (Used In) Provided By Financing Activities	(1.5)	(2.9)	39.3
Effect of exchange rate changes on cash	(.4)	1.8	14.8
Net Increase in Cash and Cash Equivalents	21.9	44.1	27.7
Cash and cash equivalents at beginning of period	143.0	98.9	71.2
Cash and Cash Equivalents at End of Period	$164.9	$143.0	$98.9

Supplemental Cash Flow Information
Capital lease obligations incurred	$3.0	$—	$—
Cash paid for:
Interest	$29.7	$32.6	$31.7
Income taxes	$4.4	$6.5	$3.2
 See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A—Description of Business and Significant Accounting Policies

Description of Business—OMNOVA Solutions Inc. (“OMNOVA” or the “Company”) is an innovator of emulsion polymers, specialty chemicals and engineered surfaces for a variety of commercial, industrial and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands and long-standing customer relationships. We utilize 23 strategically located manufacturing, technical and other facilities in North America, Europe and Asia to service our broad customer base. OMNOVA operates two business segments: Performance Chemicals and Engineered Surfaces.

Performance Chemicals—The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products are tailored resins, binders, adhesives, specialty rubbers, antioxidants, hollow plastic pigment and elastomeric modifiers which are used in paper, specialty coatings, carpet, nonwovens, construction, oil/gas drilling and recovery, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers and various other specialty applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility and enhanced appearance.

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

Engineered Surfaces—The Engineered Surfaces segment develops, designs, produces and markets a broad line of engineered surfacing products, including coated fabrics; vinyl, paper and specialty laminates; and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, residential cabinets, flooring, ceiling tile and furnishings, transportation markets including busses and mass transit vehicles, marine, automotive and motorcycle OEM seating and manufactured housing, recreational vehicles, medical devices and products and a variety of industrial films applications.

The Engineered Surfaces segment consists of two product lines. The Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, automotive soft tops, and automotive after-market applications. The Laminates and Performance Films product line applications include kitchen and bath cabinets, wall surfacing, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishing, commercial appliances, and a variety of industrial film applications.

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided to exit the commercial wallcovering business in the fourth quarter of 2011. The results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented (see Note B - Discontinued Operations).

The Company’s operations are located primarily in the United States, France, China, India and Thailand.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated.

Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation. Unless otherwise noted, all disclosures in the notes to the consolidated financial statements relate to the continuing operations of the Company.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Research and Development Expense—Research and development costs, which were $10.0 million in 2013, $11.5 million in 2012 and $10.7 million in 2011, are charged to expense as incurred.

Advertising Costs—Advertising costs are expensed when incurred. Advertising expense was $0.6 million, $0.7 million and $0.5 million in 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Restricted Cash—Cash which is restricted as to withdrawal or usage, is recognized as restricted cash. At November 30, 2012, restricted cash consisted of amounts which were used as compensating deposits against certain foreign borrowings.

Financial Instruments and Fair Value Measurements—Financial assets and financial liabilities carried on the balance sheet include cash and deposits at financial institutions, trade receivables and payables, capital lease obligations, other receivables and payables, borrowings and derivative instruments. The accounting policies on recognition and measurement of these items are disclosed elsewhere in these financial statements. Fair value is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Concentrations of Credit Risk—Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company as and when they become due. The primary credit risk for the Company is its accounts and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company’s products. There was no single customer who represented more than 10% of the Company’s net sales in 2013 or outstanding net trade receivables at November 30, 2013 or 2012.

Foreign Currency Risk—The Company incurs foreign currency risk on sales and purchases denominated in other currencies. The currencies giving rise to this risk are primarily the GB Pound Sterling, the Euro, Thai Baht, Chinese Yuan and Indian Rupee. Foreign currency exchange contracts are used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales denominated in U.S. dollars. Risk to the Euro is limited due to natural cash flows netting. Risk to the GB Pound Sterling is immaterial due to the limited amount of transactions denominated in this currency.

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

Foreign currency exchange contracts are occasionally used by the Company to manage risks from the change in exchange rates on cash payments between the Company's foreign subsidiaries. Additionally, the Company’s Thailand subsidiary occasionally uses foreign currency exchange contracts to manage risks from the change in exchange rate of the Thai Baht on sales made in U.S. dollars. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging limits the impact of foreign exchange rate movements on the Company’s operating results. As of November 30, 2013, the Company did not have any forward contracts. At November 30, 2012, the fair value of forward contracts was less than $0.1 million and was recorded as other current assets. These contracts are not designated as hedging instruments and changes in the fair value of these instruments are recognized in earnings immediately.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

The Company does not enter into derivative instruments for trading or speculative purposes.

Accounts Receivable Allowance—The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors and to reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $2.0 million and $2.2 million at November 30, 2013 and 2012, respectively.

The Company does not charge interest to its customers on past due accounts receivable.

Inventories—Inventories are stated at the lower of cost or market on a consistent basis. All U.S. based inventory, which represents 47.5% of the total inventory, is valued using the last-in, first-out (“LIFO”) method. The Company believes the LIFO method results in a better matching of costs and revenues. The remaining portions of inventories, which are located outside of the U.S., are valued using the first-in, first-out (“FIFO”) or an average cost method. Inventory costs include direct overhead, freight and duty.

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or material preferences could impact the carrying value of the Company’s inventory and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Engineered Surfaces segment, was $8.2 million and $10.7 million at November 30, 2013 and 2012, respectively.

Notes Receivable—Notes receivable accepted by the Company are initially recognized at fair value. The Company does not subsequently adjust the fair value of these notes receivable unless it is determined that the note receivable is impaired. As with its accounts receivable allowance, the Company considers the issuers financial condition, payment history, credit rating and other relevant factors when assessing the collectability of the note and to reserve the portion of such note for which collection does not appear likely.

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

Deferred Financing Fees—Debt issuance costs are capitalized and amortized over the life of the related debt. Deferred financing fee amortization is included in interest expense in the consolidated statements of operations.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Construction in process is not depreciated until the asset is ready for its intended use. Refurbishment costs that extend the useful life of the asset are capitalized, whereas ordinary maintenance and repair costs are expensed as incurred. Interest expense incurred during the construction phase is capitalized as part of construction in process until the relevant projects are completed and placed into service.

Depreciation is computed principally using the straight-line method using depreciable lives as follows:

Years
Buildings	25 – 40
Machinery and equipment	5 –15
Furniture and fixtures	3 –10
Software	3 –5

Leasehold improvements are depreciated over the shorter of the lease term, including any expected renewal periods that are probable to occur, or the estimated useful life of the improvement.

All of the Company’s long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized based on the difference between the estimated fair value of the asset or asset group and its carrying value. Impairment losses related to property, plant and equipment for continuing operations of $1.0 million and $3.1 million were recognized in 2012 and 2011, respectively.

When specific actions to dispose of an asset or group of assets meet certain criteria the underlying assets and liabilities are adjusted to the lesser of carrying value or fair value and reclassified into a “held for sale” category in the consolidated balance sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually as of September 1 and whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. The first step identifies potential impairments by comparing the estimated fair value of a reporting unit with its carrying value, including goodwill and intangible assets. Fair value is typically estimated using a market approach method or a discounted cash flow analysis, which requires the Company to estimate future cash flows anticipated to be generated by the reporting unit as well as a discount rate to measure the present value of the anticipated cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment charge is recognized. As of September 1, 2013, the estimated fair value of the Company's goodwill exceeds the carrying value.

The impairment test for indefinite lived intangible assets consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of its indefinite lived intangible assets using a fair value model based on a market approach method or discounted future cash flows. If the carrying amounts exceed the estimated fair value, an impairment loss would be recognized in the amount of the excess.

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

Pension and Other Post-retirement Plans—We account for our pensions and other post-retirement benefits by (1) recognizing the funded status of the benefit plans in our statement of financial position, (2) recognizing, as a component of other comprehensive income or net periodic benefit cost, the gains or losses and prior service costs or credits that arise during the period, (3) measure defined benefit plan assets and obligations as of the date of the Company's fiscal year end statement of financial position and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of prior service costs or credits and transition assets or obligations.

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

Gains or losses relating to foreign currency transactions are included in Other expense (income), net in the consolidated statement of operations and consisted of expense of $0.6 million, $0.2 million and $2.9 million in 2013, 2012 and 2011, respectively.

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

The Company has not provided deferred tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as these undistributed earnings are treated by the Company as being permanently reinvested. To the extent that foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes are not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy. As of November 30, 2013, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings of $62.5 million for which no deferred tax liability has been provided.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Operating Leases—Lease expense is recognized on a straight-line basis over the non-cancelable lease term, including any optional renewal terms that are reasonably expected to be exercised. Leasehold improvements related to these operating leases are amortized over the estimated useful life, or the non-cancelable lease term, whichever is shorter.

Capital Leases—Capital leases are recognized at the lower of fair market value or the present value of future minimum lease payments with a corresponding amount recognized in property, plant and equipment. Depreciation on assets under capital leases is included in depreciation expense. Current portions of capital lease payments are included in Amounts due banks and non-current capital lease obligations are included in Long-term debt in our Consolidated Balance Sheets. The Company has one leased asset, land for its future corporate headquarters, which is classified as a capital lease with a present value of minimum lease payments of $3.0 million as of November 30, 2013. This lease commenced in November 2013 and expires in 20 years at which time the Company can acquire the land for a nominal amount.

Share-Based Compensation—Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Company’s Deferred Compensation Plan for Non-Employee Directors and performance shares awarded under the Company’s Long-Term Incentive Plan. The Company did not capitalize any expense related to share-based payments and recognizes share-based expense within Selling, General and Administrative expense.

Earnings Per Share—The Company uses the two-class method for computing earnings per share where participating securities are included in the computation of earnings per share. Participating securities include unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or not. The Company did not have any outstanding participating securities as of November 30, 2013. The Company had weighted-average participating securities outstanding of 0.2 million and 0.6 million in 2012 and 2011, respectively.

Subsequent Events—The Company has evaluated all subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission. There were no other material events or transactions occurring during this subsequent event period which requires recognition or disclosure in the financial statements.

Accounting Standards Adopted in 2013

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” which amended current comprehensive income guidance. This accounting update requires companies to report comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU 2011-05 was effective for the Company December 1, 2012. The adoption of this ASU did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other" which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. ASU 2012-02 was effective for the Company December 1, 2012. The adoption of this ASU did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income" which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component as well as requiring additional disclosures for those amounts. This ASU will be effective for the Company on December 1, 2013. The adoption of this ASU will not have a material impact on the Company's financial position, results of operations or cash flows.

In March 2013, FASB issued 2013-05 “Foreign Currency Matters” which provides guidance on when to release the cumulative currency translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity. This ASU will be effective for the Company on December 1, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note B—Discontinued Operations

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided to exit the commercial wallcovering business in the fourth quarter of 2011.

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

During 2012 and the first quarter of 2013, the Company continued to manufacture commercial wallcovering products for J. Josephson as part of an orderly transition of production from the Company’s Columbus, Mississippi plant to J. Josephson’s plant in New Jersey. The Company completed the transition of production by January 31, 2013. The cash flows received and paid by the Company relating to the manufacture of commercial wallcovering for J. Josephson during 2013 were not significant.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note B—Discontinued Operations (Continued)

For the North American wallcovering business, the Company allocated the book value of certain shared manufacturing assets, as well as the associated shared manufacturing and selling costs between the wallcovering products and the coated fabrics products based on the relative shares of manufacturing volume produced in the Columbus, Mississippi facility. The Company transferred the production of certain Coated Fabrics products to other company facilities, which was completed during the first quarter of 2013.

On March 6, 2012, the Company sold its U.K.-based Muraspec commercial wallcovering business to affiliates of a2e Venture Catalysts Limited and its principal Amin Amiri for $2.4 million in cash and a note receivable for $3.8 million. The note receivable is secured by a first lien on a building owned by the sold business. The Company recognized losses of $0.9 million related to this transaction during 2012 to reflect the fair value of the assets and liabilities to be sold to the buyer.

Net sales of the discontinued businesses were $2.1 million, $35.9 million and $70.2 million for 2013, 2012 and 2011, respectively. Losses before income taxes for the discontinued businesses were $1.5 million, $5.0 million and $23.3 million for 2013, 2012 and 2011, respectively. The loss from discontinued operations in 2013 includes legal costs of $1.3 million related to a dispute with a former wallcovering customer. In 2011, the loss from discontinued operations includes long-lived asset impairment charges of $13.6 million and inventory write-downs of $2.9 million.

Note C—Asset Sales

During July 2013, the Company sold to the Columbus Business Center LLC, the land and building of its Columbus, Mississippi facility for $1.9 million and all of the equipment at that facility for $2.3 million. Proceeds from the sale were comprised of cash of $1.1 million and a note receivable with a notional amount of $3.1 million of which $2.1 million of the note is payable to the Company by April 2014 with the balance due by November 2015. The Company recorded the note at its fair value of $2.8 million at the transaction date. The Company accounted for the land and building sale using the deposit method, as required under ASC 360, "Property, Plant and Equipment - Real Estate Sales" and accordingly, the book value of the land and building remains included in the Company's Property, Plant and Equipment (see Note L - Property, Plant and Equipment, Net). The Company recognized a gain of $1.4 million related to the sale of the equipment component of this transaction during the third quarter of 2013. In a separate transaction, the Company entered into a long-term lease with the buyer to lease a portion of the facility through the end of 2018 which will be used as a distribution facility for the Coated Fabrics business.

During the fourth quarter of 2013, the Company sold its idled Taicang, China facility for $5.1 million in cash. The Company recognized a gain of $3.5 million for this transaction.

Note D—Restructuring and Severance

The following table is a summary of restructuring and severance charges for 2013, 2012 and 2011:

	2013	2012	2011
	(Dollars in millions)
Severance expense	$4.5	$.5	$1.6
Closure costs	2.6	.5	—
Total	$7.1	$1.0	$1.6

During 2013, the Engineered Surfaces segment recognized restructuring and severance costs related to its continuing operations of $5.5 million primarily relating to plant closure costs and workforce reduction actions at its Columbus, Mississippi and Taicang, China facilities, and the Performance Chemicals segment recognized $1.6 million of severance costs related to restructuring of its European operations.

During 2012, the Company recognized severance costs of $1.0 million in Engineered Surfaces of which $0.7 million was paid in 2012 and the remaining balance was paid in the first quarter of 2013. The severance costs were primarily related to the winding down of production at the Columbus, Mississippi facility.

During 2011, the Company recognized severance costs of $1.1 million in Performance Chemicals, $0.4 million in Engineered Surfaces and $0.1 million in corporate, all related to workforce reduction actions affecting 28 employees.

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2012	2013		November 30, 2013
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$—	$1.6	$1.6	$—
Engineered Surfaces	.3	5.5	5.6	.2
Corporate	—	—	—	—
Total	$.3	$7.1	$7.2	$.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note E—Asset Impairment

During the fourth quarter of 2013, the Company performed its annual impairment test for indefinite lived intangible assets and determined that the expected future discounted cash flows of one of its Performance Chemicals segments' trademarks was lower than its book value by $0.2 million as a result of lower selling prices, and accordingly, recognized an impairment charge of $0.2 million.

During the fourth quarter of 2012, based on changes in regional market real estate conditions, the Company updated its review of the fair value of the Columbus, Mississippi facility and as a result, recorded an additional impairment charge of $0.8 million on the facility and buildings. During the fourth quarter of 2011, the Company determined that indicators of impairment existed in its domestic and European wallcovering businesses due to lower sales volumes and weaker overhead absorption as well as uncertain and weak market and economic conditions. As a result, included in discontinued operations, the Company recognized impairment charges of $1.6 million related to the North American wallcovering business and $12.0 million related to the European wallcovering business to write down long-lived assets to estimated fair value. Additionally, the Company recognized a charge of $2.9 million to write down its North American wallcovering inventory to its realizable value. Also during the fourth quarter of 2011, the Company determined that during 2012 it would cease production of certain coated fabrics products from its Columbus, Mississippi facility. Coated fabrics products would be produced at other Engineered Surfaces facilities in an effort to realign capacity utilization. As a result, the Company’s Engineered Surfaces segment recognized impairment charges of $0.7 million to write down long-lived assets to estimated fair value. For the North American wallcovering and coated fabrics businesses, the assets were written down to their estimated fair value using an orderly liquidation value premise based on estimated prices the Company would receive for the underlying assets. For the European wallcovering business, the asset group was written down to its estimated fair value based on the estimated price the Company would expect to receive for the asset group. The Company utilized Level 3 inputs in calculating the fair value of these assets including the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

During the second quarter of 2012, the Company wrote off $0.2 million of assets at its Taicang, China facility as the Company updated its review of the assets at the idled facility. During the third quarter of 2011, the Company determined that indicators of impairment existed at its Taicang, China facility as it revised its forecast for this facility due to weak demand in China which created excess capacity in the region. During September 2011, the Company idled this facility indefinitely and transferred production to its Shanghai, China facility in an effort to rebalance production with market demand. Accordingly, the Company’s Engineered Surfaces segment recognized an impairment charge of $2.4 million to write down long-lived assets, primarily machinery and equipment, at this facility to their estimated fair value. The key input in this assessment was the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence, primarily related to employee severance and moving costs. The Company utilized Level 3 inputs in calculating the fair value of these assets including the estimated cost to a buyer to acquire substitute assets of comparable utility, adjusted for obsolescence.

Note F - Other Income (Expense)

Included in other income (expense) in 2013 are insurance recovery proceeds of $0.8 million in settlement of a business interruption claim and a non-cash impairment charge of $0.9 million for a note receivable to reflect the balance of the note at fair value. 2012 primarily includes income from scrap material sales. Included in 2011 are losses of $2.8 million on foreign currency derivative transactions that were settled in 2011, partially offset by income from scrap material sales and a GST tax refund.
Note G—Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Years Ended November 30,
	2013	2012	2011
	(Dollars in millions)
Income from Continuing Operations Before Income Taxes
U.S.	$13.6	$21.7	$18.5
Foreign	12.9	15.2	11.6
	$26.5	$36.9	$30.1

	Years Ended November 30,
	2013	2012	2011
	(Dollars in millions)
Income Tax Expense (Benefit)
Current
U.S. Federal	$(1.1)	$—	$(.2)
U.S. State and Local	.2	.1	.9
Foreign	3.0	2.5	2.0
	2.1	2.6	2.7
Deferred
U.S. Federal	6.1	7.0	6.7
U.S. State and Local	.9	(.6)	(.4)
Foreign	(3.1)	2.2	4.4
	3.9	8.6	10.7
Income Tax Expense (Benefit)	$6.0	$11.2	$13.4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note G—Income Taxes (Continued)

	Years Ended November 30,
	2013	2012	2011
Effective Income Tax Rate
Tax at Federal Statutory Rate	35.0%	35.0%	35.0%
Valuation allowance (reversal)	.4	.7	10.1
Permanent items	2.3	1.2	6.3
Non-deductible executive compensation	3.7	1.0	3.0
Foreign taxes at different rates	(13.9)	(5.0)	(6.3)
Uncertain tax positions	(7.6)	(4.3)	(5.4)
State taxes	4.1	.7	3.4
Foreign stock sale	(2.2)	—	3.0
French business tax	2.7	1.3	2.2
Tax credits	(3.7)	(2.1)	(4.5)
Settlement of OCI tax to continuing operations	—	4.8	—
Other, net	1.8	(3.0)	(2.3)
Effective Income Tax Rate	22.6%	30.3%	44.5%

Deferred Taxes

	November 30,
	2013		2012
(Dollars in millions)	Assets	Liabilities	Assets	Liabilities
Accrued estimated costs	$9.1	$—	$9.4	$—
Goodwill and intangible assets	—	29.3	—	25.5
Depreciation	—	22.5	—	27.0
Pension	23.6	—	39.7	—
NOLCs and other carryforwards	62.2	—	61.9	—
Post-retirement employee benefits	5.0	—	6.3	—
Other	—	.1	1.9	—
Valuation allowance	(16.0)	—	(14.3)	—
Deferred Taxes	$83.9	$51.9	$104.9	$52.5

As of November 30, 2013, the Company had approximately $113.6 million of domestic federal net operating loss carryforwards (NOLCs), $108.9 million of state and local NOLCs, $0.4 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the years 2022 through 2032 while the foreign tax credit carryforwards expire between 2014 and 2022.The Company had approximately $19.6 million of domestic capital loss carryforwards, which are expected to expire by the tax year 2017. The Company has provided a valuation allowance against the capital loss carryforwards as the Company does not anticipate the opportunity to utilize the carryforwards before they expire. As of November 30, 2013, the Company had approximately $32.1 million of foreign NOLCs of which $23.7 million have an indefinite carryforward period. Of the $23.7 million foreign NOLCs which have an indefinite carryforward period, $21.6 million have a valuation allowance provided against them, as the Company does not anticipate utilizing these carryforwards. Cash paid for income taxes in 2013, 2012 and 2011 was $4.4 million, $6.5 million and $3.2 million, respectively, and related primarily to state and foreign income taxes.

At November 30, 2013, the total unrecognized tax benefits were $0.8 million excluding $0.4 million of penalties and interest. The total amount of penalties and interest recognized in the statement of financial position was $0.4 million and $1.1 million as of November 30, 2013 and 2012, respectively. Of the total $0.8 million of unrecognized tax benefits as of November 30, 2013, $0.6 million would, if recognized, impact the Company’s effective tax rate. The amount of unrecognized tax benefits which impacted the Company's effective tax rate in 2013, 2012 and 2011 was $1.9 million, $1.6 million and $1.6 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

 Note G—Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	Years Ended November 30,
	2013	2012	2011
	(Dollars in millions)
Opening balance December 1	$4.3	$10.6	$3.8
Increase based on tax positions related to acquisition	—	—	10.7
Increase based on tax positions related to prior year	—	1.0	—
Decrease based on tax positions in the prior year	(.4)	(3.3)	(.1)
Reduction due to lapse of statue of limitations	(3.1)	(3.7)	(3.9)
Currency translation effects	—	(.3)	.1
Ending balance November 30	$.8	$4.3	$10.6

Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. For the year 2013, the Company recognized an income tax benefit related to interest and penalties of $0.7 million. The Company recognized income tax expense related to interest and penalties of $0.4 million in 2012 and expense of $0.2 million in 2011.

During the next twelve months, due to the expiration of open statutes of limitations, the Company’s unrecognized tax benefits, excluding interest and penalties, are expected to decrease by $0.2 million. None of this $0.2 million expected decrease, if recognized, would impact the Company’s effective rate. It is also possible that additional unrecognized tax benefits could arise during the next twelve months that would change such estimate.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2008.

Note H—Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	November 30,
	2013	2012	2011
	(Dollars in millions)
Foreign currency translation adjustments	$.2	$(2.2)	$2.1
Unrecognized loss on interest rate swap	—	—	(2.6)
Employee benefit plans	(88.8)	(112.5)	(89.8)
Accumulated other comprehensive loss	$(88.6)	$(114.7)	$(90.3)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive earnings (loss):

	Foreign Currency Items	Unrealized Loss on Interest Rate Swap	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - November 30, 2010	$—	$(4.2)	$(81.6)	$(85.8)

Other comprehensive earnings (loss) before reclassifications	2.1	—	(6.7)	(4.6)
Acquisitions	—	—	(1.7)	(1.7)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	1.6	.2	1.8
Balance - November 30, 2011	$2.1	$(2.6)	$(89.8)	$(90.3)

Other comprehensive earnings (loss) before reclassifications	(4.3)	—	(23.4)	(27.7)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	2.6	.7	3.3
Balance - November 30, 2012	$(2.2)	$—	$(112.5)	$(114.7)

Other comprehensive earnings (loss) before reclassifications	2.4	—	21.4	23.8
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	—	2.3	2.3
Balance - November 30, 2013	$.2	$—	$(88.8)	$(88.6)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note I—Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution (in millions, except per share amounts):

	Years Ended November 30,
	2013	2012	2011
Basic Earnings Per Share:
Income from continuing operations	$20.5	$25.7	$16.7
Income from continuing operations allocated to participating securities	—	.1	—
Income from continuing operations allocated to common stockholders	$20.5	$25.6	$16.7
(Loss) income from discontinued operations	$(.9)	$1.9	$(19.5)
(Loss) income from discontinued operations allocated to participating securities	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$(.9)	$1.9	$(19.5)
Net income (loss)	$19.6	$27.6	$(2.8)
Net income allocated to participating securities	—	.1	—
Net income (loss) allocated to common stockholders	$19.6	$27.5	$(2.8)
Weighted-average common shares outstanding – basic	46.1	45.6	44.8
Income from continuing operations per common share – basic	$.44	$.56	$.37
(Loss) income from discontinued operations per common share – basic	$(.02)	$.05	$(.43)
Net income (loss) per common share – basic	$.42	$.61	$(.06)
Diluted Earnings Per Share:
Income from continuing operations	$20.5	$25.7	$16.7
Income from continuing operations allocated to participating securities	—	.1	—
Income from continuing operations allocated to common stockholders	$20.5	$25.6	$16.7
(Loss) income from discontinued operations	$(.9)	$1.9	$(19.5)
(Loss) income from discontinued operations allocated to participating securities	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$(.9)	$1.9	$(19.5)
Net income (loss)	$19.6	$27.6	$(2.8)
Net income allocated to participating securities	—	.1	—
Net income (loss) allocated to common stockholders	$19.6	$27.5	$(2.8)
Weighted-average common shares outstanding – basic	46.1	45.6	44.8
Dilutive effect of stock options	.5	.4	.4
Weighted-average common shares outstanding – assuming dilution	46.6	46.0	45.2
Income from continuing operations per common share – assuming dilution	$.44	$.56	$.37
Income (loss) from discontinued operations per common share – assuming dilution	$(.02)	$.04	$(.43)
Net income (loss) per common share – assuming dilution	$.42	$.60	$(.06)

The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Years Ended November 30,
	2013	2012	2011
Weighted-average common shares outstanding	46.1	45.4	44.2
Weighted-average participating shares outstanding	—	.2	.6
Total weighted-average shares outstanding—basic	46.1	45.6	44.8
Dilutive effect of stock options	.5	.4	.4
Total weighted-average shares outstanding—assuming dilution	46.6	46.0	45.2

Certain options to purchase common stock and unearned restricted stock of the Company were anti-dilutive and consisted of .1 million, 0 million and .6 million shares during 2013, 2012 and 2011, respectively. These potential shares were not included in the computation of net income per common share— assuming dilution.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note J—Accounts Receivable

The Company’s net accounts receivable of $123.1 million are generally unsecured. There is no customer who represented more than 10% of the Company’s net trade receivables at November 30, 2013 or 2012. The allowance for doubtful accounts was $2.0 million and $2.2 million at November 30, 2013 and 2012, respectively. Write-offs of uncollectible accounts receivable totaled $0.2 million, $0.8 million and $0.1 million in 2013, 2012 and 2011, respectively. The provision for bad debts was zero in 2013 and $0.6 million and $1.8 million in 2012 and 2011, respectively.

During 2011, one of the Company’s Performance Chemicals customers filed for bankruptcy protection. As a result, the Company recognized a charge of $0.9 million which was included in selling, general and administrative expenses.

Note K—Inventories

	November 30,
	2013	2012
	(Dollars in millions)
Raw materials and supplies	$40.1	$48.6
Work-in-process	5.6	6.4
Finished products	72.3	81.8
Acquired cost of inventories	118.0	136.8
Excess of acquired cost over LIFO cost	(21.7)	(29.9)
Obsolesence reserves	(8.2)	(10.7)
Inventories	$88.1	$96.2

Inventories valued using the LIFO method represented $56.1 million or 47.5% and $71.4 million or 52.2% of inventories at November 30, 2013 and 2012, respectively. The decrease was primarily due to higher Coated Fabrics inventory levels at the end of 2012 in advance of the transition of Coated Fabrics production from the Columbus, Mississippi facility and lower raw material costs.

In 2013 and 2011, inventory quantities declined in both segments resulting in a partial liquidation of LIFO inventory layers carried at lower costs prevailing in prior years compared to the costs of current year purchases. The effect of this partial liquidation decreased cost of products sold by $6.2 million and $1.2 million for 2013 and 2011, respectively. In 2012, the Company recognized non-cash LIFO expense in continuing operations of $2.6 million.

Note L—Property, Plant and Equipment, Net

	November 30,
	2013	2012
	(Dollars in millions)
Land	$17.9	$14.1
Building and improvements	127.7	130.1
Machinery and equipment	397.6	449.3
Construction in process	32.8	25.8
	576.0	619.3
Accumulated depreciation	(349.5)	(396.5)
Property, Plant and Equipment, Net	$226.5	$222.8

Included in Land, Building and improvements and Accumulated depreciation as of November 30, 2013 is $0.7 million, $9.6 million and $8.7 million, respectively, related to assets which the Company has sold and are being accounted for using the deposit method as required under ASC 360, "Property, Plant and Equipment - Real Estate Sales."

Depreciation expense was $28.0 million, $26.0 million and $27.4 million in 2013, 2012 and 2011, respectively. Included in depreciation expense is $22.2 million, $21.5 million and $23.4 million in 2013, 2012 and 2011, respectively, related to depreciation of manufacturing facilities and equipment.

As of November 30, 2013 and 2012, the Company had $2.4 million and $3.3 million, respectively, of unamortized software costs included in machinery and equipment, primarily related to an Enterprise Resource Program (ERP) system, which the Company began implementing during 2005. Depreciation expense of software costs was $0.7 million, $1.0 million and $1.7 million in 2013, 2012 and 2011, respectively. The Company is depreciating these costs over five years.

Also included in depreciation expense in 2013 is $1.0 million of accelerated depreciation expense related to assets for which production will be transferred to another Performance Chemicals facility in an effort to consolidate, upgrade and improve processes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note M—Goodwill and Other Intangible Assets

Goodwill

The following table reflects changes in the carrying value of goodwill:

(Dollars in millions)
Balance at December 1, 2011	$88.0
Currency translation adjustment	(1.3)
Balance at November 30, 2012	86.7
Currency translation adjustment	2.2
Balance at November 30, 2013	$88.9

Intangible Assets

The following table summarizes the Company’s intangible assets as of November 30, 2013 and 2012:

	November 30, 2013		November 30, 2012		Weighted Average Life (Years) at November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in millions)
Finite-lived intangible assets
Patents	$9.6	$9.6	$9.6	$9.4	0
Trademarks	7.5	6.6	7.5	6.4	8.9
Technical know-how	17.8	10.3	17.2	8.0	3.7
Customer lists	38.7	9.7	37.5	6.4	9.9
Land use rights	6.4	.9	7.8	.7	54.6
Other	1.9	1.9	1.9	1.9	0
	$81.9	$39.0	$81.5	$32.8	13.3
Indefinite lived intangible assets
Trademarks	$30.7	$—	$30.9	$—	N/A
Total intangible assets	$112.6	$39.0	$112.4	$32.8

Amortization expense for finite-lived intangible assets was $5.6 million, $6.0 million and $6.1 million for the years ended November 30, 2013, 2012 and 2011, respectively. During 2013, the Company recognized an impairment loss of $0.2 million for one of its trademarks.

The following table summarizes expected future annual amortization expense for the Company’s finite-lived intangible assets:

(Dollars in millions)
2014	$5.2
2015	5.1
2016	5.1
2017	4.6
2018	2.9
Thereafter	20.0
Total	$42.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Debt and Credit Lines

Amounts Due Banks

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	November 30,
	2013	2012
	(Dollars in millions)
$200 million Term Loan B—current portion (interest at 4.25%)	$2.0	$2.0
Foreign subsidiaries borrowings (interest at 0.7%—12.9%)	2.6	7.6
Total	$4.6	$9.6

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries that were unsecured totaled $2.6 million and $3.6 million at November 30, 2013 and 2012, respectively. Foreign borrowings that were secured by a compensating cash balance in the U.S. were $4.0 million at November 30, 2012. As of November 30, 2013, total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $16.4 million, of which $2.6 million has been utilized as borrowings and $3.7 million utilized as letters of credit issued.

The Company’s long-term debt consists of the following:

	November 30,
	2013	2012
	(Dollars in millions)
$200 million Term Loan B (interest at 4.25%)	$194.0	$196.0
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Capital lease obligations	3.0	—
Senior Revolving Credit Facility (interest at 1.92%)	—	—
	447.0	446.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(1.0)	(1.4)
Total long-term debt	$444.0	$442.6

Payments on long-term debt (excluding capital lease obligations) over the next 5 years are as follows:

(Dollars in millions)
2014	$2.0
2015	$2.0
2016	$2.0
2017	$2.0
2018	$436.0

Senior Unsecured Notes

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

Term Loan

The Company also has a $200 million Term Loan (“Term Loan”) (balance of $194.0 million on November 30, 2013) which was amended on March 7, 2013. The amendment extended the maturity date of the Term Loan by one year and reduced the borrowing spreads as described below. The Term Loan is secured by all real property and equipment of the Company's U.S. facilities and guaranteed by the material U.S. subsidiaries of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case, plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the Eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one month Eurodollar rate plus 1.0%, subject to a floor of 2.25%. The applicable margin for the base rate is 2.00%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company was not required to make any excess free cash flow payments for 2013 and does not expect to make any for 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Debt and Credit Lines (Continued)

Prepayments will be applied towards any required annual excess free cash flow payment. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .3 to 1 at November 30, 2013. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $97.0 million for 2013 which provided a cushion of approximately $85.0 million for covenant measurement purposes.

The Company issued the Term Loan in 2010 at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

Senior Revolving Credit Facility

The Company also has a Senior Secured Revolving Credit Facility (“Facility”), with potential availability of $100 million, which can be increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility was amended on April 5, 2013. The Facility matures December 9, 2017. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sub-limit for the issuance of commercial and standby letters of credit and a $10 million sub-limit for swingline loans. Outstanding letters of credit on November 30, 2013 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average amount available for borrowing under the Facility during the Company's fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during any quarter of 2013 and averaged $70.9 million during the fourth quarter of 2013.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a Eurodollar rate, in each case, plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 0.50%. The Eurodollar rate is a periodic fixed rate equal to LIBOR. Applicable margins are based on the Company’s average daily excess availability during the previous fiscal quarter. If average excess availability is greater than or equal to $50 million, the applicable margin will be 1.75% on Eurodollar loans and 0.75% on base rate borrowings. If average excess availability is greater than or equal to $25 million but less than $50 million, the applicable margin will be 2.0% on Eurodollar loans and 1.0% on base rate borrowings. If average excess availability is less than $25 million, the applicable margin will be 2.25% on Eurodollar loans and 1.25% on base rate borrowings. The commitment fee for unused credit lines will be 0.25% if outstanding borrowings on the Facility are greater than or equal to 50% of the maximum revolver amount and 0.375% if outstanding borrowings are less than 50% of the maximum revolver amount.

At November 30, 2013, the Company had $63.1 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At November 30, 2013, letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $60.9 million.

Capital Lease Obligations

At November 30, 2013, the Company has one asset under capital lease totaling $3.0 million, which is included in land.

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of November 30, 2013.

Year Ending November 30:	(Dollars in millions)
2014	$—
2015	—
2016	—
2017	.2
2018	.2
Thereafter	3.6
Total minimum lease payments	4.0
Less: Amount representing estimated executory costs	(.1)
Net minimum lease payments	3.9
Less: Amount representing interest	(.9)
Present value of minimum lease payments	$3.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Debt and Credit Lines (Continued)

Additionally, in November 2013, the Company entered into a financing lease with the Cleveland Port Authority for the future corporate headquarters building. The lease is effective upon the completion of construction of the building, which is expected to be November 2014. During the construction period, the Company will recognize construction costs as they are incurred as increases in property, plant and equipment with an offsetting current liability. At the end of the construction period, the Company will recognize the current liability as a financing lease and record the minimum present value of the lease payments, which is currently estimated to be approximately $14.0 million.

Deferred Financing Fees

Deferred financing costs incurred in connection with the issuance of the Senior notes, the Term Loan and the Facility are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs was $2.3 million, $2.7 million and $2.7 million for 2013, 2012 and 2011, respectively. As a result of the refinancing actions relating to the Term Loan and the Facility during the second quarter of 2013, the Company incurred $1.2 million of fees, of which $0.9 million were expensed in the second quarter of 2013 and the remainder were recognized as deferred financing fees to be amortized over the term of the debt. Additionally, $0.4 million of existing deferred financing fees and $0.2 million of existing deferred original issue discount fees were written off.

The weighted-average interest rate on the Company’s debt was 6.4% for 2013 and 6.9% for 2012.

Cash paid for interest was $29.7 million, $32.6 million and $31.7 million for 2013, 2012 and 2011, respectively.

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

Changes in benefit obligations and plan assets are as follows:

	2013	2012
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$306.4	$259.4
Service cost	1.7	1.5
Interest cost	12.3	13.8
Amendments	(.1)	—
Actuarial (gain) loss	(20.6)	47.1
Benefits paid net of retiree contributions	(16.2)	(15.3)
Exchange rate changes	.5	(.1)
Benefit Obligation at End of Year	$284.0	$306.4

Change in Plan Assets
Fair value of plan assets at beginning of year	$194.3	$167.8
Actual return on assets	28.8	23.1
Employer contributions	8.8	18.4
Employee contributions	.6	.3
Benefits and expenses paid net of retiree contributions	(16.2)	(15.3)
Fair Value of Plan Assets at End of Year	$216.3	$194.3
Funded Status at November 30	$(67.7)	$(112.1)
Amounts Recognized in the Consolidated Balance Sheets
Current liability	$(.5)	$(.7)
Non-current liability	(67.2)	(111.4)
Net Amount Recognized	$(67.7)	$(112.1)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

As of November 30, 2013 and 2012, the amounts included in Accumulated Other Comprehensive Loss that have not yet been recognized in net periodic benefit cost consist of:

	2013	2012
	(Dollars in millions)
Net actuarial loss	$(114.0)	$(153.2)
Prior service credits	$.1	$—

The after-tax amount of unrecognized net actuarial loss at November 30, 2013 was $109.8 million. The estimated net loss for defined benefit plans that will be amortized from Accumulated Other Comprehensive Loss during 2014 is $4.2 million.

 Net Periodic Benefit Cost

	2013	2012	2011
	(Dollars in millions)
Net Periodic Benefit Cost
Service costs for benefits earned	$1.7	$1.5	$1.7
Interest costs on benefit obligation	12.3	13.8	14.2
Amortization of prior service credits	—	—	.1
Assumed return on plan assets	(14.7)	(14.2)	(14.9)
Amortization of net loss	5.0	3.0	2.4
Curtailment loss	—	—	.1
Total	$4.3	$4.1	$3.6

The Company made $8.8 million and $18.4 million in contributions to its plans during 2013 and 2012, respectively. The Company anticipates that it will be required to make a contribution to its pension plans of $5.1 million in 2014. The Company anticipates pension expense to be approximately $4.4 million in 2014.

Future service benefits are frozen for all participants under the Company's U.S. defined benefit plan. All benefits earned by affected employees through the effective dates have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document.

Estimated future benefit payments to retirees from the Company's pension plans are as follows: 2014 - $15.8 million, 2015 - $15.7 million, 2016 - $16.2 million, 2017 - $16.8 million, 2018 - $17.2 million and thereafter $91.4 million.

Information regarding pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	2013	2012
	(Dollars in millions)
U.S. Pension Plans
Projected benefit obligation	$271.4	$293.4
Accumulated benefit obligation	$271.4	$293.4
Fair value of plan assets	$216.0	$194.1
Non-U.S. Pension Plans
Projected benefit obligation	$12.4	$12.7
Accumulated benefit obligation	$9.5	$9.6
Fair value of plan assets	$.3	$.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s defined benefit plans as of November 30, 2013 and 2012 were as follows:

	Pension Plans
	2013	2012
Weighted Average Assumptions
Discount rate used for liability determination	4.74%	4.10%
Annual rates of salary increase (non-U.S. plans)	3.56%	3.40%
Measurement date	11/30	11/30

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s defined benefit plans as of November 30, 2013, 2012 and 2011 were as follows:

	Pension Plans
	2013	2012	2011
Weighted Average Assumptions
Discount rate used for expense determination	4.10%	5.52%	5.83%
Assumed long-term rate of return on plan assets	7.75%	7.75%	8.00%
Annual rates of salary increase (non-U.S. plans)	3.40%	3.07%	2.37%

The discount rate used for the liability measurement reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available zero-coupon bonds that receive a credit rating of "AA" or better given by a recognized investment ratings agency. Prior to 2013, the discount rate was derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds that receive one of the two highest ratings given by a recognized investment ratings agency. The decrease in the discount rate in both 2013 and 2012 is due to lower yields for these types of investments as a result of the economic environment. The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolios. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The rate of compensation increase is based on management's estimates using historical experience and expected increases in rates.

Pension Plans Assets

The Company’s defined benefit plans are funded primarily through asset trusts or through general assets of the Company. The Company employs a total return on investments approach for its U.S. defined benefit pension plan assets. A mix of equity securities, fixed income securities and alternative investments are used to maximize the long-term rate of return on assets for the level of acceptable risk. Asset allocation at November 30, 2013, target allocation for 2013 and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation 2013	Percentage of Plan Assets At November 30,		Weighted-Average Expected Long-Term Rate Of Return
		2013	2012
Equity securities	54%	56%	54%	5.3%
Fixed income securities	28%	27%	27%	2.1%
Real estate partnerships	4%	2%	3%	.3%
Other	14%	15%	16%	1.6%
Total	100%	100%	100%	7.75%

Included in Other are hedge funds and short-term money market funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

 Note O—Employee Benefit Plans (Continued)

The following tables sets forth, by level within the fair value hierarchy, the U.S. defined benefit plans’ assets at November 30, 2013 and November 30, 2012:

	Total	Level 1	Level 2	Level 3
2013		(Dollars in millions)
Money market funds	$.6	$.6	$—	$—
Registered investment companies:
Equity mutual funds	120.5	120.5	—	—
Fixed income mutual funds	57.4	57.4	—	—
Total registered Investment companies	177.9	177.9	—	—
Collective trust funds:
Collateralized loan obligations	32.4	—	—	32.4
Total collective trust funds	32.4	—	—	32.4
Real estate partnerships	5.1	—	—	5.1
	$216.0	$178.5	$—	$37.5

2012
Money market funds	$.1	$.1	$—	$—
Registered investment companies:
Equity mutual funds	103.8	103.8	—	—
Fixed income mutual funds	52.5	52.5	—	—
Total registered Investment companies	156.3	156.3	—	—
Collective trust funds:
Private investment funds	1.0	—	—	1.0
Collateralized loan obligations	30.2	—	—	30.2
Total collective trust funds	31.2	—	—	31.2
Real estate partnerships	6.5	—	—	6.5
	$194.1	$156.4	$—	$37.7

Money market funds are valued at a net asset value (NAV) of $1.00 per share held by the plan at year end, which approximates fair value.

Registered investment companies are valued at quoted market prices.

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

A reconciliation of beginning and ending Level 3 measurements is as follows:

	Total	Collective Trusts	Real Estate Partnerships
	(Dollars in millions)
Beginning balance, December 1, 2011	$40.2	$32.9	$7.3
Redemptions	(9.6)	(9.6)	—
Total gains or losses included in funded status	7.1	7.9	(.8)
Ending balance, November 30, 2012	$37.7	$31.2	$6.5
Redemptions	(1.6)	(1.0)	(.6)
Total gains or losses included in funded status	1.4	2.2	(.8)
Ending balance, November 30, 2013	$37.5	$32.4	$5.1
For Level 3 investments in the Company's U.S. defined benefit plan, the Benefits Committee, which is comprised of certain executives of the Company, uses third party services as the primary basis for valuation of these investments. The third party services do not provide access to valuation models, inputs and assumptions. Accordingly, the Benefits Committee conducts a review of a variety of factors including internal controls reports and financial statements of the investment, economic conditions, industry and market developments and overall credit ratings as well as utilizing a vendor review of the fund.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)
The following table summarized the quantitative inputs and assumptions used for items categorized as recurring Level 3 assets as of November 30, 2013.

Financial Assets	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges
(Dollars in Millions)
Real estate partnerships	$5.1	Discounted cash flow analysis	Discount Rate	7.0% - 15.0%
			Exit capitalization rate	6.0% - 10.0%
			DCF term (years)	10 - 11
	—	Appraisals	Comparable sales	N/A
$5.1

The following table sets forth a summary of the Plan’s investments with a reported NAV, which is a practical expedient to estimating fair value, as of November 30, 2013 (dollars in millions).

Fair Value
SEI Structured Credit Collective Fund(a)	$32.4

(a)
The SEI Structured Credit Collective Fund seeks to provide high general returns by investing in colllateralized debt obligations (“CDO’s”) and other structured credit instruments. The SEI Structured Credit Collective Fund requires a two-year non-redemption period after which investments can be redeemed at any time, however, a 90 day redemption notification period is required. The Plan has satisfied all funding obligations related to this investment and has surpassed the two-year non-redemption period.

Defined Contribution Plans

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Prior to December 1, 2012, all Company contributions were made with Company stock. Effective December 1, 2012, all Company contributions are made in cash. Contribution expense to this plan was approximately $2.7 million in 2013, $2.4 million in 2012 and $1.8 million in 2011. The defined contribution 401(k) plan contained approximately 1.6 million shares at November 30, 2013 and 2.0 million shares at November 30, 2012 of the Company’s common stock.

Health Care Plans

The Company provides retiree medical plans for certain active and retired U.S. employees of which there were 937 retired participants as of November 30, 2013. The plans generally provide for cost sharing in the form of retiree contributions, deductibles and coinsurance between the Company and its retirees, and a fixed cost cap on the amount the Company pays annually to provide future retiree medical coverage. These post-retirement benefits are unfunded and are accrued by the date the employee becomes eligible for benefits. Retirees in certain other countries are provided similar benefits by plans sponsored by local governments.

Because the Company’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2013 and would have no effect on the aggregate of the service and interest components of the net periodic cost.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Changes in benefit obligations are as follows:

	2013	2012
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$8.5	$8.7
Interest cost	.3	.4
Actuarial (gain) loss	(.9)	.1
Benefits paid net of retiree contributions	(.7)	(.7)
Benefit Obligation at End of Year	$7.2	$8.5
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	.7	.7
Benefits and expenses paid net of retiree contributions	(.7)	(.7)
Fair Value of Plan Assets at End of Year	$—	$—
Funded Status at November 30	$(7.2)	$(8.5)
Amounts Recognized in the Consolidated Balance Sheets
Current liability	$(.7)	$(.8)
Non-current liability	(6.5)	(7.7)
Net Amount Recognized	$(7.2)	$(8.5)

As of November 30, 2013 and 2012, the amounts included in Accumulated Other Comprehensive Loss that have not yet been recognized in net periodic benefit cost consist of:

	2013	2012
	(Dollars in millions)
Net actuarial gain	$17.4	$17.9
Prior service credit	$.4	$.6

Net Periodic Benefit Cost	2013	2012	2011
	(Dollars in millions)
Net Periodic Benefit Cost (Income)
Service costs for benefits earned	$—	$—	$.1
Interest costs on benefit obligation	.3	.4	.4
Amortization of prior service credits	(.3)	(.3)	(.3)
Amortization of net gain	(1.4)	(1.6)	(1.9)
Total	$(1.4)	$(1.5)	$(1.7)

Estimated future benefit payments and Medicare Part D subsidies for the retiree health care plans are as follows:

	Benefit Payments	Medicare Part D Subsidy
	(Dollars in millions)
2014	$.8	$.1
2015	$.8	$.1
2016	$.8	$.1
2017	$.7	$.1
2018	$.7	$.1
2019 — 2023	$3.0	$.5

The Company expects to record non-cash retiree medical health care reduction of expenses of approximately $1.4 million in 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

The estimated net actuarial gain and prior service credit for retiree medical plans that will be amortized from Accumulated Other Comprehensive Loss during 2014 are $1.4 million and $0.3 million, respectively.

Assumptions

	2013	2012	2011
Weighted Average Assumptions
Discount rate used for liability determination	4.39%	3.73%	5.18%
Discount rate used for expense determination	3.7%	5.2%	4.9%
Current trend rate for health care costs	7.6%	7.8%	8.0%
Ultimate trend rate for health care costs	4.5%	4.5%	4.5%
Year reached	2028	2028	2028
Measurement date	11/30	11/30	11/30

The discount rate reflects the current rate at which the retiree medical liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected health care payments with maturities of a portfolio of available non-callable bonds that receive one of the two highest ratings given by a recognized investment ratings agency. The decrease in the discount rate in both 2013 and 2012 is due to lower yields for these types of investments as a result of the economic environment.

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

In August 2010, the Company was sued by the insurer of Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was initially awarded $3.4 million in damages. The Company's insurer has accepted coverage. The Company has a $0.5 million insurance deductible, of which approximately $0.4 million has been paid through November 30, 2013. In December 2013, the Company's insurer settled the matter with Mafcote for $2.8 million. Accordingly, as of November 30, 2013, the Company recognized a liability of $2.8 million and an insurance receivable of $2.7 million.

Leases

The Company leases certain facilities, machinery and equipment and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes and maintenance. Rent expense on operating leases was $6.6 million in 2013, $6.0 million in 2012 and $6.1 million in 2011. Future minimum commitments at November 30, 2013 for non-cancelable operating leases were $65.0 million with annual amounts of $5.7 million in 2014, $5.4 million in 2015, $5.0 million in 2016, $4.6 million in 2017, $3.6 million in 2018 and $40.7 million for leases after 2018. Included are lease payments on the Company's future corporate headquarters for which the lease payments commence in January 2015. Annual obligations under capital leases are disclosed in Note N - Debt and Credit Lines.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheets as of November 30, 2013, and 2012 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Collective Bargaining Agreements

At November 30, 2013, the Company employed approximately 2,300 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 10.0% or 230 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of the Company's foreign employees are also covered by collective bargaining agreements. During 2014, two labor contracts expire, covering approximately 150 employees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note Q—Share-Based Compensation Plans

The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million shares of Company stock in the aggregate for a) awards of options to purchase shares of OMNOVA Solutions’ common stock; b) performance stock and performance units; c) restricted stock; d) deferred stock; or e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of November 30, 2013, approximately 3.1 million shares of Company common stock remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years.

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

A summary of the Company’s stock option activity and related information for the years ended 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	128,000	$4.99	1,147,426	$6.10	1,968,892	$6.00
Forfeited or expired	(20,250)	$4.03	(527,801)	$8.19	(445,816)	$5.38
Exercised	(29,500)	$4.04	(491,625)	$4.14	(375,650)	$6.44
Outstanding at end of year	78,250	$5.60	128,000	$4.99	1,147,426	$6.10

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2013 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$0.00—$4.99	11,750	$4.70	1.30	11,750	$4.70
$5.00—$5.99	62,500	$5.74	0.6	62,500	$5.74
$6.00—$6.99	4,000	$6.08	2.1	4,000	$6.08
Total	78,250	$5.60	0.8	78,250	$5.60

A summary of the Company’s restricted stock activity and related information for the years ended November 30, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested	863,150	$6.86	1,076,475	$4.99	1,333,650	$3.65
Granted	330,850	$7.87	385,700	$5.73	269,675	$7.95
Vested	(229,874)	$7.57	(594,375)	$2.75	(505,900)	$3.05
Forfeited	(8,050)	$7.51	(4,650)	$5.94	(20,950)	$4.80
Non-vested at end of year	956,076	$7.03	863,150	$6.86	1,076,475	$4.99

Compensation expense for all share-based payments, included in general and administrative expense, was $2.2 million, $2.1 million and $1.6 million during 2013, 2012 and 2011, respectively.

As of November 30, 2013, there was $3.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements to be amortized over the next 2 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

 Note Q—Share-Based Compensation Plans (continued)

The intrinsic value of stock options exercised during 2013, 2012 and 2011 was $0.1 million, $1.6 million and $0.7 million, respectively. The intrinsic value of stock options that were outstanding as of November 30, 2013, 2012 and 2011 was $0.2 million, $0.3 million and $0.1 million, respectively.

Cash received from options exercised was $0.1 million in 2013, $2.0 million in 2012 and $2.4 million during 2011.

Note R—Business Segment Information

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

For a discussion of segment performance, refer to Segment Discussion in Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations starting on page 16 of this Annual Report on Form 10-K.

In 2013, segment operating profit for the Engineered Surfaces segment includes gain on asset sales of $5.1 million, severance charges of $3.0 million and facility closure costs of $2.6 million, and the Performance Chemicals segment includes restructuring and severance charges of $2.1 million, accelerated depreciation on repurposed assets of $1.0 million, asset impairment charges of $0.2 million and a gain on asset sales of $0.3 million.

In 2012, segment operating profit for the Engineered Surfaces segment included asset impairment charges of $1.0 million, severance charges of $1.0 million and $0.4 million of charges related to the Mafcote lawsuit (see Note P - Contingencies and Commitments).

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

	2013	2012	2011
	(Dollars in millions)
Net Sales
Performance Chemicals
Performance Materials	$272.2	$343.2	$399.3
Specialty Chemicals	500.8	521.3	552.6
Total Performance Chemicals	$773.0	$864.5	$951.9
Engineered Surfaces
Coated Fabrics	$108.9	$117.0	$114.3
Laminates and Performance Films	136.2	144.0	134.9
Total Engineered Surfaces	$245.1	$261.0	$249.2
Total Net Sales	$1,018.1	$1,125.5	$1,201.1
Segment Operating Profit (Loss)
Performance Chemicals	$64.1	$89.6	$86.5
Engineered Surfaces	15.6	3.8	(1.3)
Total segment operating profit	79.7	93.4	85.2
Interest expense	(31.9)	(36.5)	(38.0)
Corporate expenses	(19.8)	(20.0)	(13.8)
Acquisition and integration costs	—	—	(2.3)
Debt issuance costs write-off	(1.5)	—	(1.0)
Income From Continuing Operations Before Income Taxes	$26.5	$36.9	$30.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note R—Business Segment Information (Continued)

	2013	2012	2011
	(Dollars in millions)
Total Assets
Performance Chemicals	$547.6	$542.6	$563.5
Engineered Surfaces	129.4	136.6	138.5
Corporate	177.7	194.5	146.5
Assets held for sale	—	—	16.6
	$854.7	$873.7	$865.1
Capital Expenditures
Performance Chemicals	$22.8	$24.4	$17.9
Engineered Surfaces	5.1	7.0	6.0
Corporate	1.0	1.4	.2
	$28.9	$32.8	$24.1
Depreciation and Amortization
Performance Chemicals	$26.3	$24.1	$24.6
Engineered Surfaces	7.0	7.6	8.5
Corporate	.3	.3	.4
	$33.6	$32.0	$33.5

GEOGRAPHIC INFORMATION

	2013	2012	2011
	(Dollars in millions)
Net Sales
United States	$592.2	$685.4	$731.5
United States export sales	4.8	8.0	11.0
Europe	216.5	226.8	260.6
Asia	204.6	205.3	198.0
	$1,018.1	$1,125.5	$1,201.1
Segment Operating Profit
United States	$54.7	$68.1	$63.2
Europe	8.6	16.5	23.5
Asia	16.4	8.8	(1.5)
	$79.7	$93.4	$85.2
Total Assets
United States	$408.5	$389.6	$428.1
Europe	290.3	296.5	255.6
Asia	155.9	187.6	181.4
	$854.7	$873.7	$865.1
Long-Lived Assets
United States	$110.0	$110.1	$105.4
Europe	61.1	56.9	60.2
Asia	55.4	55.8	55.1
	$226.5	$222.8	$220.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note S—Financial Instruments and Fair Value Measurements

Assets and liabilities that are within the provisions of Accounting Standards Codification 820 are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.

The following financial assets and liabilities were measured at fair value on a recurring basis during 2013:

Fair Value Measurements	(Dollars in Millions)
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Notes receivable	$4.0	$—	$—	$4.0
Total Assets	$4.0	$—	$—	$4.0

The Company considers the recognized book value of current financial assets and liabilities, which includes cash and deposits at financial institutions, trade receivables, trade payables and short-term amounts due banks to be reflective of fair value due to the short-term nature of these items.

The Notes receivable relate to the sale of the European wallcovering business and the land, building and equipment of the Columbus, Mississippi facility. The value of the notes receivable are based on estimated future cash flows associated with the note as well as giving consideration to the credit risk of the issuer and other unobservable inputs for similar assets, and accordingly, is classified as a Level 3 input.  The notional amount of the note receivable relating to the sale of the European wallcovering business is $3.8 million and is secured by a first lien on the building owned by the sold business. The notional amount of the note receivable from the sale of the Columbus, Mississippi assets is $2.5 million and is secured by a first lien on the land and building that was sold.

The fair value of the Company’s debt at November 30, 2013 approximated $466.0 million, which is higher than the carrying value as a result of prevailing market rates on the Company’s debt.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$658.1	$—	$392.6	$(32.6)	$1,018.1
Cost of products sold	522.9	—	314.5	(32.0)	805.4
Gross profit	135.2	—	78.1	(.6)	212.7
Selling, general and administrative	81.6	.5	36.0	—	118.1
Depreciation and amortization	17.8	—	15.8	—	33.6
Gain on sale of assets	(1.8)	—	(3.1)	—	(4.9)
Restructuring and severance	4.6	—	2.5	—	7.1
Asset impairment	.2	—	—	—	.2
Interest expense	25.8	(1.8)	7.9	—	31.9
Debt issuance cost write-off	1.5	—	—	—	1.5
(Income) loss from subsidiaries	(11.3)	(13.4)	—	24.7	—
Other (income) expense, net	(6.1)	(.7)	5.4	.1	(1.3)
Total costs and other expenses	112.3	(15.4)	64.5	24.8	186.2
Income (loss) from continuing operations before income taxes	22.9	15.4	13.6	(25.4)	26.5
Income tax expense	2.4	3.4	.2	—	6.0
Income (loss) from continuing operations	20.5	12.0	13.4	(25.4)	20.5
Income (loss) from discontinued operations	(.9)	—	—	—	(.9)
Net Income (Loss)	$19.6	$12.0	$13.4	$(25.4)	$19.6

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$749.7	$—	$407.7	$(31.9)	$1,125.5
Cost of products sold	601.2	—	328.5	(31.4)	898.3
Gross profit	148.5	—	79.2	(.5)	227.2
Selling, general and administrative	84.0	.9	36.3	—	121.2
Depreciation and amortization	16.2	—	15.8	—	32.0
Restructuring and severance	1.0	—	—	—	1.0
Asset impairment	.8	—	.2	—	1.0
Interest expense	29.8	(1.9)	8.8	(.2)	36.5
(Income) loss from subsidiaries	(5.6)	(8.3)	—	13.9	—
Other (income) expense, net	(3.7)	(.8)	2.9	.2	(1.4)
Total costs and other expenses	122.5	(10.1)	64.0	13.9	190.3
Income (loss) from continuing operations before income taxes	26.0	10.1	15.2	(14.4)	36.9
Income tax expense	3.3	3.1	4.8	—	11.2
Income (loss) from continuing operations	22.7	7.0	10.4	(14.4)	25.7
Income (loss) from discontinued operations	4.9	(.9)	(2.1)	—	1.9
Net Income (Loss)	$27.6	$6.1	$8.3	$(14.4)	$27.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$790.5	$—	$431.1	$(20.5)	$1,201.1
Cost of products sold	653.2	—	349.5	(20.2)	982.5
Gross profit	137.3	—	81.6	(.3)	218.6
Selling, general and administrative	71.8	1.2	35.6	—	108.6
Depreciation and amortization	16.4	—	17.1	—	33.5
Loss on sale of asset	—	—	1.2	—	1.2
Restructuring and severance	.6	—	1.0	—	1.6
Asset impairment	.7	—	2.4	—	3.1
Interest expense	30.8	(1.4)	8.2	.4	38.0
Deferred financing fees write-off	1.0	—	—	—	1.0
Loss (income) from subsidiaries	4.4	10.0	—	(14.4)	—
Acquisition and integration costs	2.3	—	—	—	2.3
Other (income) expense, net	(4.5)	(.8)	4.4	.1	(.8)
Total costs and other expenses	123.5	9.0	69.9	(13.9)	188.5
Income (loss) from continuing operations before income taxes	13.8	(9.0)	11.7	13.6	30.1
Income tax expense (benefit)	11.0	(4.0)	6.4	—	13.4
Income (loss) from continuing operations	2.8	(5.0)	5.3	13.6	16.7
(Loss) income from discontinued operations	(5.6)	1.4	(15.3)	—	(19.5)
Net (Loss) Income	$(2.8)	$(3.6)	$(10.0)	$13.6	$(2.8)

Condensed Consolidating Statements of Comprehensive Income (Loss) For the Year Ended November 30, 2013
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Income (loss)	$19.6	$12.0	$13.4	$(25.4)	$19.6
Other comprehensive (loss) income, net of tax	26.1	17.1	5.1	(22.2)	26.1
Comprehensive income (loss)	$45.7	$29.1	$18.5	$(47.6)	$45.7

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Year Ended November 30, 2012
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Income (loss)	$27.6	$6.1	$8.3	$(14.4)	$27.6
Other comprehensive (loss) income, net of tax	(24.4)	(1.3)	(4.6)	5.9	(24.4)
Comprehensive income (loss)	$3.2	$4.8	$3.7	$(8.5)	$3.2

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Year Ended November 30, 2011
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net (loss) Income	$(2.8)	$(3.6)	$(10.0)	$13.6	$(2.8)
Other comprehensive (loss) income, net of tax	(2.8)	(7.9)	2.5	5.4	(2.8)
Comprehensive income (loss)	$(5.6)	$(11.5)	$(7.5)	$19.0	$(5.6)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$102.1	$—	$62.8	$—	$164.9
Restricted cash	—	—	—	—	—
Accounts receivable, net	56.9	—	66.2	—	123.1
Inventories	45.6	—	44.1	(1.6)	88.1
Deferred income taxes	6.2	—	2.8	(.6)	8.4
Prepaid expenses and other	6.8	—	10.3	.5	17.6
Total Current Assets	217.6	—	186.2	(1.7)	402.1
Property, plant and equipment, net	110.1	—	116.4	—	226.5
Goodwill and other intangible assets, net	76.9	—	85.6	—	162.5
Deferred income taxes	46.9	—	7.1	(7.1)	46.9
Intercompany	357.8	42.8	164.3	(564.9)	—
Investments in subsidiaries	111.8	194.6	—	(306.4)	—
Other assets	12.0	3.8	.9	—	16.7
Total Assets	$933.1	$241.2	$560.5	$(880.1)	$854.7
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$2.6	$—	$4.6
Accounts payable	38.4	.2	53.5	—	92.1
Accrued payroll and personal property taxes	14.5	—	5.9	—	20.4
Employee benefit obligations	2.1	—	—	—	2.1
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	2.0	.6	—	4.9	7.5
Total Current Liabilities	59.0	.8	62.6	4.3	126.7
Long-term debt	444.0	—	—	—	444.0
Postretirement benefits other than pensions	6.5	—	—	—	6.5
Pension liabilities	55.2	—	12.0	—	67.2
Deferred income taxes	—	—	30.4	(7.1)	23.3
Intercompany	182.9	127.4	259.4	(569.7)	—
Other liabilities	7.5	—	1.5	—	9.0
Total Liabilities	755.1	128.2	365.9	(572.5)	676.7
Shareholders’ Equity	178.0	113.0	194.6	(307.6)	178.0
Total Liabilities and Shareholders’ Equity	$933.1	$241.2	$560.5	$(880.1)	$854.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$98.7	$—	$44.3	$—	$143.0
Restricted cash	5.5	—	—	—	5.5
Accounts receivable, net	68.8	—	61.3	—	130.1
Inventories	45.7	—	51.6	(1.1)	96.2
Deferred income taxes—current	7.2	—	4.0	(.5)	10.7
Prepaid expenses and other	6.3	—	8.5	—	14.8
Total Current Assets	232.2	—	169.7	(1.6)	400.3
Property, plant and equipment, net	110.2	—	112.6	—	222.8
Goodwill and other intangible assets, net	89.8	—	87.8	—	177.6
Deferred income taxes—non-current	67.0	—	6.1	(7.4)	65.7
Intercompany	364.3	40.9	473.3	(878.5)	—
Investments in subsidiaries	91.9	172.6	—	(264.5)	—
Other assets	1.1	3.8	2.4	—	7.3
Total Assets	$956.5	$217.3	$851.9	$(1,152.0)	$873.7
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$7.6	$—	$9.6
Accounts payable	54.2	.2	48.6	(.2)	102.8
Accrued payroll and personal property taxes	16.4	—	5.4	—	21.8
Employee benefit obligations	2.1	—	—	—	2.1
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	9.1	2.7	3.2	(5.8)	9.2
Total Current Liabilities	83.8	2.9	65.4	(6.6)	145.5
Long-term debt	442.6	—	—	—	442.6
Postretirement benefits other than pensions	7.7	—	—	—	7.7
Pension liabilities	99.2	—	12.2	—	111.4
Deferred income taxes—non-current	—	—	31.3	(7.4)	23.9
Intercompany	183.4	141.3	567.7	(892.4)	—
Other liabilities	9.6	—	2.7	.1	12.4
Total Liabilities	826.3	144.2	679.3	(906.3)	743.5
Shareholders’ Equity	130.2	73.1	172.6	(245.7)	130.2
Total Liabilities and Shareholders’ Equity	$956.5	$217.3	$851.9	$(1,152.0)	$873.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By (Used In) Operating Activities	$23.0	$1.4	$24.8	$(3.4)	$45.8
Investing Activities
Capital expenditures	(12.8)	—	(16.1)	—	(28.9)
Proceeds from insurance settlements	—	—	.2	—	.2
Investment in subsidiary and other	(5.2)	(8.5)	—	13.7	—
Proceeds from asset sales	1.7	—	5.0	—	6.7
Net Cash Provided by (Used in) Investing Activities	(16.3)	(8.5)	(10.9)	13.7	(22.0)
Financing Activities
Repayment of debt obligations	(2.0)	—	(3.4)	3.4	(2.0)
Short-term debt borrowings	—	—	34.9	—	34.9
Short-term debt payments	—	—	(39.4)	—	(39.4)
Payments for debt refinancing	(.6)	—	—	—	(.6)
Restricted cash	5.5	—	—	—	5.5
Cash received from exercise of stock options	.1	—	—	—	.1
Other	—	8.5	8.6	(17.1)	—
Net Cash Provided by (Used in) Financing Activities	3.0	8.5	.7	(13.7)	(1.5)
Effect of exchange rate changes on cash	(6.3)	(1.4)	3.9	3.4	(.4)
Net Increase in Cash and Cash Equivalents	3.4	—	18.5	—	21.9
Cash and cash equivalents at beginning of period	98.7	—	44.3	—	143.0
Cash and Cash Equivalents at End of Period	$102.1	$—	$62.8	$—	$164.9

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided By (Used In) Operating Activities	$55.2	$3.9	$8.0	$(1.8)	$65.3
Investing Activities
Capital expenditures	(20.1)	—	(12.7)	—	(32.8)
Proceeds from sale of business and asset sales	12.7	—	—	—	12.7
Investment in subsidiary and other	(3.4)	1.1	—	2.3	—
Net Cash Provided by (Used in) Investing Activities	(10.8)	1.1	(12.7)	2.3	(20.1)
Financing Activities
Proceeds from borrowings	—	—	3.4	(3.4)	—
Repayment of debt obligations	(2.0)	—	—	—	(2.0)
Short-term debt borrowings	—	—	43.8	—	43.8
Short-term debt payments	—	—	(45.4)	—	(45.4)
Restricted cash	(1.3)	—	—	—	(1.3)
Cash received from exercise of stock options	2.0	—	—	—	2.0
Other	—	—	(1.1)	1.1	—
Net Cash Provided by (Used in) Financing Activities	(1.3)	—	.7	(2.3)	(2.9)
Effect of exchange rate changes on cash	.5	(5.0)	4.5	1.8	1.8
Net Increase in Cash and Cash Equivalents	43.6	—	.5	—	44.1
Cash and cash equivalents at beginning of period	55.1	—	43.8	—	98.9
Cash and Cash Equivalents at End of Period	$98.7	$—	$44.3	$—	$143.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2011

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided By (Used In) Operating Activities	$(31.3)	$(1.0)	$177.2	$(129.2)	$15.7
Investing Activities
Capital expenditures	(13.9)	—	(10.2)	—	(24.1)
Acquisitions of business, less cash received	(21.5)	—	(250.1)	—	(271.6)
Proceeds from asset disposals	—	—	1.0	—	1.0
Restricted cash	253.2	—	—	—	253.2
Investment in subsidiary and other	(218.6)	(139.2)	—	357.8	—
Discontinued operations	(.4)	—	(.2)	—	(.6)
Net Cash Used in (Provided by) Investing Activities	(1.2)	(139.2)	(259.5)	357.8	(42.1)
Financing Activities
Proceeds from borrowings	199.2	—	103.1	(103.1)	199.2
Repayment of debt obligations	(144.0)	—	—	—	(144.0)
Short-term debt borrowings	—	—	96.5	—	96.5
Short-term debt payments	—	—	(95.1)	—	(95.1)
Payments for debt refinancing	(15.5)	—	—	—	(15.5)
Restricted Cash	(4.2)	—	—	—	(4.2)
Cash received from exercise of stock options	2.4	—	—	—	2.4
Other	—	140.6	(10.0)	(130.6)	—
Net Cash Provided by (Used in) Financing Activities	37.9	140.6	94.5	(233.7)	39.3
Effect of exchange rate changes on cash	.1	(.4)	10.0	5.1	14.8
Net Increase in Cash and Cash Equivalents	5.5	—	22.2	—	27.7
Cash and cash equivalents at beginning of period	49.6	—	21.6	—	71.2
Cash and Cash Equivalents at End of Period	$55.1	$—	$43.8	$—	$98.9

OMNOVA SOLUTIONS INC.

Quarterly Financial Data (Unaudited)

	Three Months Ended
2013	February 28	May 31	August 31	November 30
	(Dollars in millions, except per share amounts)
Net sales	$251.7	$270.8	$261.2	$234.4
Gross profit(1)(2)	$49.0	$57.3	$54.7	$51.7
Restructuring and severance	$.8	$4.6	$1.4	$.3
Asset sales	$—	$—	$(1.8)	$(3.1)
Asset impairments and write-offs	$—	$—	$—	$.2
Debt issuance costs write-off	$—	$1.5	$—	$—
Income from continuing operations(3)	$.2	$2.6	$9.0	$8.7
(Loss) Income from discontinued operations	$(.4)	$.3	$—	$(.8)
Net income (loss)(3)	$(.2)	$2.9	$9.0	$7.9
Income per share from continuing operations(4)
Basic	$—	$.06	$.19	$.19
Diluted	$—	$.06	$.19	$.19
Net income per share(3)
Basic	$—	$.06	$.19	$.17
Diluted	$—	$.06	$.19	$.17
Common stock price range per share—high	$8.54	$8.41	$8.68	$9.02
—low	$6.77	$6.40	$7.41	$7.85

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Quarterly Financial Data (Unaudited)

	Three Months Ended
2012	February 29	May 31	August 31	November 30
	(Dollars in millions, except per share amounts)
Net sales	$275.9	$307.5	$288.2	$253.9
Gross profit(1)(2)	$60.9	$60.0	$57.8	$48.5
Restructuring and severance	$.5	$.3	$.3	$(.1)
Asset sales	$—	$(.1)	$(.1)	$.2
Asset impairments and write-offs	$—	$.2	$—	$.8
Income from continuing operations	$10.7	$6.9	$6.9	$1.2
Income (loss) from discontinued operations	$2.8	$.1	$(.5)	$(.5)
Net income	$13.5	$7.0	$6.4	$.7
Income per share from continuing operations(4)
Basic	$.23	$.15	$.14	$.02
Diluted	$.23	$.15	$.14	$.02
Net income per share(3)
Basic	$.29	$.15	$.14	$.01
Diluted	$.29	$.15	$.14	$.01
Common stock price range per share—high	$5.61	$7.84	$8.17	$8.83
—low	$4.00	$5.18	$6.45	$6.20

(1)
Gross profit excludes depreciation expense. Depreciation expense related to manufacturing facilities and equipment was $5.3 million, $5.4 million, $5.6 million and $5.9 million for the three months ended February 28, 2013, May 31, 2013, August 31, 2013 and November 30, 2013, and $5.7 million, $5.8 million, $5.8 million and $6.1 million for the three months ended February 29, 2012, May 31, 2012, August 31, 2012 and November 30, 2012, respectively.

(2)
Gross profit includes net LIFO inventory reserve adjustments of $0.9 million of income, $3.5 million of income and $1.8 million of income for the three months ended May 31, 2013, August 31, 2013 and November 30, 2013, respectively, and $0.9 million of expense, $0.1 million of expense, $0.8 million of income and $2.5 million of expense for the three months ended February 29, 2012, May 31, 2012, August 31, 2012, and November 30, 2012, respectively.

(3)
Income from continuing operations and net income for the three months ended November 30, 2013 includes $1.5 million of tax benefits from sold operations and $1.0 million of benefits related to tax audit settlements in foreign jurisdictions.

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

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2013. Based on its evaluation, management has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth on pages 26 and 27 of this report, respectively, and are incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2014 Annual Meeting of Shareholders is set forth on pages 6 and 7 of the Company’s 2014 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2014 Annual Meeting of Shareholders is set forth on pages 8 through 11 of the Company’s 2014 Proxy Statement and is incorporated herein by reference. Information with respect to procedures by which shareholders may recommend nominees for election to the Company’s Board of Directors is set forth on page 19 of the Company’s 2014 Proxy Statement and is incorporated herein by reference. Also see Executive Officers of the Registrant on page 13 of this Report.

Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth on pages 17 and 18 of the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act of 1934, as amended, is set forth on page 75 of the Company’s 2014 Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, the OMNOVA Solutions Business Conduct Policies, is available on its website at www.omnova.com.

Item 11.	Executive Compensation

Information regarding executive compensation is set forth on pages 24 through 71 of the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth on pages 72 through 74 of the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of November 30, 2013, regarding the only equity compensation plan maintained by the Company on that date, the Third Amended and Restated 1999 Equity and Performance Incentive Plan. This plan has been approved by the Company's shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	994,037	$5.60	3,060,848
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	994,037	$5.60	3,060,848

Item 13.	Certain Relationships and Related Transactions, Director Independence

Information regarding certain relationships and related transactions and director independence is set forth on pages 22 and 23 of the Company’s 2014 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services provided by the Company’s independent registered public accounting firm during the years ended November 30, 2013 and 2014, the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors and related information is set forth on pages 12 and 13 of the Company’s 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended November 30, 2013, 2012 and 2011
Consolidated Balance Sheets at November 30, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended November 30, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements

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

10.22†	Form of Deferred Share Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 (File No. 1-15147)).
10.23†	Form of Performance Share Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2012 (File No. 1-15147)).
10.24†	Form of Restricted Stock Agreement (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2011 (File No. 1-15147)).
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

10.32
Second Amended and Restated Senior Secured Credit Facility dated as of December 9, 2010 by and among OMNOVA Solutions Inc. and ELIOKEM Inc., as borrowers, the financial institutions party thereto, as Lenders, and JPMorgan Chase Bank N.A., as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 (File No. 1-15147)).

10.33
Amendment dated March 7, 2013, to Second Amended and Restated Term Loan Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders.

10.34
Amendment dated April 5, 2013, to Second Amended and Restated Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JP Morgan Chase Bank, N.A., as agent for the Lenders.

12.1	Computation of Ratio of earnings to fixed charges.

SUBSIDIARIES OF THE REGISTRANT
21.1	Listing of Subsidiaries.

CONSENT OF EXPERTS
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

POWER OF ATTORNEY
24.1	Powers of Attorney executed by D. J. D’Antoni, M. J. Merriman, S. W. Percy, L. B. Porcellato, A. R. Rothwell, W. R. Seelbach and R. A. Stefanko, Directors of the Company.

CERTIFICATIONS
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Annual Report on Form 10-K for 2013, filed with the SEC on January 24, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations for the years ended November 30, 2013, 2012 and 2011; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2013, 2012 and 2011; (iii) the Consolidated Balance Sheets at November 30, 2013 and 2012; (iv) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended November 30, 2013, 2012 and 2011; and (vi) the Notes to the Consolidated Financial Statements.

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

OMNOVA Solutions Inc.
Date:	January 24, 2014
		By	/s/ J. C. LeMay
J. C. LeMay Senior Vice President, Corporate Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. McMullen	Chairman, Chief Executive Officer and President	January 24, 2014
K. M. McMullen

/s/ M. E. Hicks	Senior Vice President and Chief Financial Officer	January 24, 2014
M. E. Hicks

*	Director	January 24, 2014
D. J. D’Antoni

*	Director	January 24, 2014
M. J. Merriman

*	Director	January 24, 2014
S. W. Percy

*	Director	January 24, 2014
L. B. Porcellato

*	Director	January 24, 2014
A. R. Rothwell

*	Director	January 24, 2014
W. R. Seelbach

*	Director	January 24, 2014
R. A. Stefanko

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ K. C. Syrvalin		January 24, 2014
K. C. Syrvalin