Form 10-Q
period 2014-02-28
OMNOVA SOLUTIONS INC
filed 2014-04-02
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended February 28, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At February 28, 2014, there were 47,362,382 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended February 28,
	2014	2013
Net Sales	$225.9	$251.7
Cost of products sold (exclusive of depreciation)	176.8	202.7
Gross profit	49.1	49.0

Other costs and expenses:
Selling, general and administrative	30.6	30.5
Depreciation and amortization	8.6	8.3
Restructuring and severance	.3	.8
Interest expense	7.7	8.6
Other (income) expense, net	(.5)	—
Total other costs and expenses	46.7	48.2

Income from continuing operations before income taxes	2.4	.8
Income tax expense	1.0	.6

Income from continuing operations	1.4	.2

Discontinued operations:
Loss from discontinued operations (net of tax benefit of $0.1 million and $0.2 million in 2014 and 2013, respectively	(.2)	(.4)
Loss from discontinued operations	(.2)	(.4)

Net Income (Loss)	$1.2	$(.2)

Income per share - Basic and Diluted

Income per share - continuing operations	$.03	$—
Loss per share - discontinued operations	—	—
Basic and diluted income per share	$.03	$—

Weighted average shares outstanding - Basic	46.2	46.1
Weighted average shares outstanding - Diluted	46.8	46.7
See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended February 28,
	2014	2013
Net income (loss)	$1.2	$(.2)

Components of other comprehensive income:
Foreign currency translations:
Unrealized net change during the period	—	1.9
Unrealized net change on intercompany foreign debt during the period	1.5	.4
Tax effect	(.4)	(.2)
Foreign currency translations, net of tax	1.1	2.1

Defined benefit plans:
Actuarial net gain:
Amortization of net gain (loss) included in net periodic pension expense	.6	.8
Prior service cost:
Amortization of prior service credits included in net periodic pension expense	(.1)	.1
Tax effect in defined benefit plans	(.2)	(.4)
Defined benefit plans, net of tax	.3	.5

Other comprehensive income, net of tax	1.4	2.6
Comprehensive income	$2.6	$2.4

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	February 28, 2014	November 30, 2013
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$140.6	$164.9
Accounts receivable, net	139.3	123.1
Inventories	103.0	88.1
Prepaid expenses and other	18.0	17.6
Deferred income taxes - current	8.5	8.4
Total Current Assets	409.4	402.1

Property, plant and equipment, net	227.6	226.5
Trademarks and other intangible assets, net	72.6	73.6
Goodwill	89.6	88.9
Deferred income taxes - non-current	46.8	46.9
Deferred financing fees	8.8	9.3
Other assets	7.5	7.4
Total Assets	$862.3	$854.7
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$2.8	$4.6
Accounts payable	95.3	92.1
Accrued payroll and personal property taxes	15.8	20.4
Employee benefit obligations	2.1	2.1
Accrued interest	6.7	1.7
Other current liabilities	9.2	5.8
Total Current Liabilities	131.9	126.7

Senior notes	250.0	250.0
Long-term debt - other	193.6	194.0
Postretirement benefits other than pensions	6.2	6.5
Pension liabilities	67.3	67.2
Deferred income taxes - non-current	23.4	23.3
Other liabilities	8.4	9.0
Total Liabilities	680.8	676.7
Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.1 million and 47.9 million shares issued as of February 28, 2014 and November 30, 2013, respectively	4.8	4.8
Additional contributed capital	335.5	334.6
Retained deficit	(66.4)	(67.6)
Treasury stock at cost; .7 million shares at February 28, 2014 and November 30, 2013, respectively	(5.2)	(5.2)
Accumulated other comprehensive loss	(87.2)	(88.6)
Total Shareholders’ Equity	181.5	178.0
Total Liabilities and Shareholders’ Equity	$862.3	$854.7

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended February 28,
	2014	2013
Operating Activities
Net income (loss)	$1.2	$(.2)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8.6	8.3
Amortization of deferred financing fees	.6	.6
Non-cash stock compensation expense	.6	.5
Deferred income taxes	—	(.4)
Other	—	.4
Changes in operating assets and liabilities:
Accounts receivable	(15.8)	(16.7)
Inventories	(14.4)	(5.1)
Other current assets	(.3)	(1.5)
Current liabilities	4.1	(3.2)
Other non-current assets	(.6)	(.6)
Other non-current liabilities	(.1)	(1.9)
Contribution to defined benefit plan	—	(2.5)
Discontinued operations	—	(.3)
Net Cash Used In Operating Activities	(16.1)	(22.6)

Investing Activities
Capital expenditures	(4.7)	(4.7)
Net Cash Used In Investing Activities	(4.7)	(4.7)

Financing Activities
Repayment of debt obligations	(.5)	(.5)
Short-term debt borrowings	2.6	10.5
Short-term debt payments	(4.4)	(9.6)
Cash received from exercise of stock options	.3	.1
Net Cash (Used In) Provided by Financing Activities	(2.0)	.5
Effect of exchange rate changes on cash	(1.5)	.3
Net Decrease In Cash And Cash Equivalents	(24.3)	(26.5)
Cash and cash equivalents at beginning of period	164.9	143.0
Cash And Cash Equivalents At End Of Period	$140.6	$116.5
Supplemental Cash Flows Information
Cash paid for:
Interest	$2.2	$3.0
Income taxes	$.6	$1.2

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2014
(In Millions of Dollars, Except Per Share Data)
Note A – Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2013, previously filed with the Securities and Exchange Commission (“SEC”).
The balance sheet at February 28, 2014 has been derived from the unaudited interim consolidated financial statements at that date and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2013, included in the Company’s Form 10-K filed with the SEC.
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
Accounting Standards Adopted in 2014
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income” which requires companies to provide information about the amounts reclassified out of accumulated comprehensive income by component as well as requiring additional disclosures for these amounts. This ASU was effective for the Company on December 1, 2013. The adoption of this ASU did not have an impact on the Company's financial position, results of operations or cash flows.
Accounting Standards Not Yet Adopted
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This ASU will be effective for the Company December 1, 2014. The adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
Note B – Discontinued Operations
As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company exited its commercial wallcovering businesses completing the sale of those businesses during the first half of 2012.
During 2012 and the first quarter of 2013, the Company continued to manufacture commercial wallcovering products for the buyer of the North American wallcovering business as part of an orderly transition of production from the Company’s Columbus, Mississippi plant to the buyer's plant. The Company completed the transition production by January 31, 2013. The net cash flows received and paid by the Company relating to the manufacture of commercial wallcovering during 2013 were not significant.
There were no net sales of the discontinued businesses for the three months ended February 28, 2014 and $2.1 million for the three months ended February 28, 2013. Losses before income taxes for the discontinued businesses were $0.3 million and $0.6 million for the three months ended February 28, 2014 and 2013, respectively.
Note C – Fair Value Measurements and Risk
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are

Note C – Fair Value Measurements and Risk (Continued)
generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer who represented more than 10% of the Company’s net trade receivables at February 28, 2014 or greater than 10% of consolidated net sales during the first quarter of 2014.
The Company's notes receivable have a notional amount of $6.2 million. The notes receivable are recognized at fair value using discounted cash flows associated with each note receivable. The fair value of the notes receivable were $3.9 million at February 28, 2014.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $200 million Term Loan B (balance of $193.5 million at February 28, 2014) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates.
Foreign Currency Risk
The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Chinese Yuan, Thai Baht, Great Britain Pound Sterling and Indian Rupee.
Foreign currency exchange contracts are occasionally used by the Company to manage risks from the change in exchange rates on cash payments by the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. There were no outstanding foreign exchange contracts on February 28, 2014 or November 30, 2013.
Derivative Instruments
The Company recognizes the fair value of qualifying derivative instruments as either an asset or a liability within its statement of financial position. For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income (Loss) (“AOCI”). Amounts in AOCI are recognized in earnings when the underlying hedged transaction is recognized in earnings. Ineffectiveness, if any, is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative to the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.
The Company does not enter into derivative instruments for trading or speculative purposes.
Fair Value Measurements
Assets and liabilities that are within the provisions of Accounting Standards Codification 820 are recorded at fair value using market and income valuation approaches considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.
The following financial assets and liabilities were measured at fair value on a recurring basis during the first three months of 2014:

Fair Value Measurements
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Note receivable	$3.9	$—	$—	$3.9
Total Assets	$3.9	$—	$—	$3.9
The fair value of the notes receivable are based on estimated future cash flows associated with the note as well as a consideration of the credit risk of the issuer and other unobservable inputs for similar assets, and accordingly, is classified as a Level 3 input.
There were no transfers into or out of level 3 during the first quarters of 2014 or 2013.

Note C – Fair Value Measurements and Risk (Continued)
The fair value of the Company’s Senior Unsecured Notes and Term Loan at February 28, 2014 approximated $462.6 million, which is higher than their carrying value of $443.5 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes and Term Loan is based on market price information and is measured using the last available trade on a secondary market in each respective period and therefore is considered a level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.
Note D – Other (Income) Expense
Included in other (income) expense in the first quarter of 2014 are $0.5 million of income from scrap material sales. Included in the first quarter of 2013 is a withholding tax settlement expense of $0.5 million offset by $0.5 million of income from scrap material sales and other items.
Note E – Restructuring and Severance
The following table is a summary of restructuring and severance charges for the first quarters of 2014 and 2013:

	Three Months Ended February 28,
(Dollars in millions)	2014	2013
Severance Expense	$.2	$.2
Closure Costs	.1	.6
Total	$.3	$.8
During the first quarter of 2014, the Engineered Surfaces segment recognized restructuring and severance costs related to its continuing operations of $0.3 million primarily relating to plant closure costs and workforce reduction actions. These costs are expected to be fully paid by the end of 2014. During the first quarter of 2013, the Company recognized severance costs of $0.8 million for Engineered Surfaces related to workforce reduction actions.
The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2013	2014		February 28, 2014
		Provision	Payments
	(Dollars in millions)
Engineered Surfaces	.2	.3	.4	.1
Total	$.2	$.3	$.4	$.1
Note F – Income Taxes
The Company recorded income tax expense of $1.0 million and $0.6 million for the first quarters of 2014 and 2013, respectively. The Company’s effective tax rate of 41.7% for the three months ended February 28, 2014 was higher than its U.S. federal statutory rate primarily due to losses in foreign jurisdictions in which no benefit can be recognized.
At February 28, 2014 and November 30, 2013 the total unrecognized tax benefits excluding interest and penalties were $0.8 million. The total amount of penalties and interest recognized in the statement of financial position was $0.4 million as of both February 28, 2014 and November 30, 2013.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. During the first quarters of 2014 and 2013, the Company recognized no expense related to interest or penalties.
During the next twelve months, due to the expiration of open statutes of limitations, the Company’s unrecognized tax benefits, excluding interest and penalties, are expected to decrease by $0.8 million. Of the $0.8 million unrecognized tax benefit that is reasonably expected to decrease during the next twelve months, $0.6 million would, if recognized, impact the Company’s effective rate. It is also possible that additional unrecognized tax benefits could arise during the next twelve months that would change such estimate.

Note F – Income Taxes (Continued)
As of November 30, 2013, the Company had approximately $113.6 million of U.S. federal net operating loss carryforwards (NOLCs), $108.9 million of state and local NOLCs, $0.4 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local NOLCs expire in the tax years 2022 through 2033 while the foreign tax credit carryforwards expire between tax years 2014 and 2022. The Company has approximately $19.6 million of U.S. capital loss carryforwards, which are expected to expire by the tax year 2017. The Company has provided a valuation allowance against the capital loss carryforwards as the Company does not expect to utilize the carryforwards before the expiration period. As of November 30, 2013, the Company had approximately $32.1 million of foreign NOLCs of which $23.7 million have an indefinite carryforward period. Of the $23.7 million foreign NOLCs which have an indefinite carryforward period, $21.6 million have a valuation allowance provided against them, as the Company does not expect to utilize the carryforwards in the foreseeable future.
With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2008.
Note G – Income Per Share
The following table sets forth the computation of earnings per common share and fully diluted earnings per common share as calculated under the two-class method:

	Three Months Ended February 28,
(Dollars in millions)	2014	2013
Basic Earnings Per Share:
Income from continuing operations	$1.4	$.2
Income from continuing operations allocated to participating securities	—	—
Income from continuing operations allocated to common stockholders	$1.4	$.2
Loss from discontinued operations	$(.2)	$(.4)
Loss from discontinued operations allocated to participating securities	—	—
Loss from discontinued operations allocated to common stockholders	$(.2)	$(.4)
Net income (loss)	$1.2	$(.2)
Net income (loss) allocated to participating securities	—	—
Net income (loss) allocated to common stockholders	$1.2	$(.2)
Weighted-average common shares outstanding – basic	46.2	46.1
Income from continuing operations per common share – basic	$.03	$—
Loss from discontinued operations per common share – basic	$—	$—
Net income (loss) per common share – basic	$.03	$—

Note G – Income Per Share (Continued)

	Three Months Ended February 28,
(Dollars in millions)	2014	2013
Diluted Earnings Per Share:
Income from continuing operations	$1.4	$.2
Income from continuing operations allocated to participating securities	—	—
Income from continuing operations allocated to common stockholders	$1.4	$.2
Loss from discontinued operations	$(.2)	$(.4)
Loss from discontinued operations allocated to participating securities	—	—
Loss from discontinued operations allocated to common stockholders	$(.2)	$(.4)
Net income (loss)	$1.2	$(.2)
Net income (loss) allocated to participating securities	—	—
Net income (loss) allocated to common stockholders	$1.2	$(.2)
Weighted-average common shares outstanding – basic	46.2	46.1
Dilutive effect of stock options	.6	.6
Weighted-average common shares outstanding – assuming dilution	46.8	46.7
Income from continuing operations per common share – assuming dilution	$.03	$—
Loss from discontinued operations per common share – assuming dilution	$—	$—
Net income (loss) per common share – assuming dilution	$.03	$—
The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Three Months Ended February 28,
	2014	2013
Weighted-average common shares outstanding	46.2	46.0
Weighted-average participating shares outstanding	—	.1
Total weighted-average shares outstanding—basic	46.2	46.1
Dilutive effect of stock options	.6	.6
Total weighted-average shares outstanding—assuming dilution	46.8	46.7
There were no options to purchase common stock and restricted shares of the Company during the first quarter of 2014 and there were .1 million options to purchase common stock and restricted shares of the Company during the first quarter of 2013 that were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.
Note H – Comprehensive Income (Loss)
The following tables reflect the changes in the components of accumulated other comprehensive loss for the three months ended February 28, 2014 and 2013:

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - November 30, 2013	$.2	$(88.8)	$(88.6)

Other comprehensive earnings before reclassifications	1.1	—	1.1
Amounts reclassified from accumulated other comprehensive earnings	—	.3	.3
Balance - February 28, 2014	$1.3	$(88.5)	$(87.2)

Note H – Comprehensive Income (Loss) (Continued)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - November 30, 2012	$(2.2)	$(112.5)	$(114.7)

Other comprehensive earnings before reclassifications	2.1	—	2.1
Amounts reclassified from accumulated other comprehensive earnings	—	.5	.5
Balance - February 28, 2013	$(.1)	$(112.0)	$(112.1)
Note I – Inventories
Inventories are stated at the lower of cost or market value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $65.4 million or 49.0% and $56.1 million or 47.5% of inventories at February 28, 2014 and November 30, 2013, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations.

(Dollars in millions)	February 28, 2014	November 30, 2013
Raw materials and supplies	$46.8	$40.1
Work-in-process	7.3	5.6
Finished products	79.4	72.3
Acquired cost of inventories	133.5	118.0
Excess of acquired cost over LIFO cost	(22.4)	(21.7)
Obsolescence reserves	(8.1)	(8.2)
Net Inventories	$103.0	$88.1
Note J – Debt and Credit Lines
Amounts due banks consist of the following debt obligations that are due within the next twelve months:

(Dollars in millions)	February 28, 2014	November 30, 2013
$200 million Term Loan B – current portion (interest at 4.25%)	$2.0	$2.0
Foreign subsidiaries borrowings (interest at 0.7% - 12.9%)	.8	2.6
Total	$2.8	$4.6
The Company has borrowing facilities at certain of its foreign subsidiaries in China, India and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries are unsecured and totaled $0.8 million at February 28, 2014 and $2.6 million at November 30, 2013. As of February 28, 2014, total borrowing capacity for foreign working capital credit lines and letters of credit were $24.5 million, of which $0.8 million was utilized as borrowings and $4.3 million was utilized as letters of credit issued.

Note J – Debt and Credit Lines (Continued)
The Company’s long-term debt consists of the following:

(Dollars in millions)	February 28, 2014	November 30, 2013
$200 million Term Loan B (interest at 4.25%)	$193.5	$194.0
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Capital Lease obligations	3.0	3.0
Senior Revolving Credit Facility (interest at 1.91%)	—	—
	446.5	447.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(.9)	(1.0)
Total Long-Term Debt, net of current portion	$443.6	$444.0
Senior Unsecured Notes
The Senior Unsecured Notes ("Senior Notes") have a face value of $250 million with a 7.875% interest rate which is payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. The Company may redeem the outstanding Senior Notes anytime after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material U.S. subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.
Term Loan
The Company also has a $200 million Term Loan (“Term Loan”) (balance of $193.5 million on February 28, 2014). The Term Loan matures May 31, 2018. The Term Loan is secured by all real property, plant and equipment of the Company's U.S. facilities and guaranteed by the material U. S. subsidiaries of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 2.0%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company does not expect to make any annual excess free cash flow payments during 2014. The Company can prepay any amount at anytime without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment.
Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .6 to 1 at February 28, 2014. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $97.5 million for the last twelve months ended February 28, 2014 which provided a cushion of approximately $77.0 million for covenant measurement purposes.
The Company issued the Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

Note J – Debt and Credit Lines (Continued)
Senior Revolving Credit Facility
The Company also has a Senior Secured Revolving Credit Facility (“Facility”) with a potential availability of $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility matures December 9, 2017. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on February 28, 2014 were $2.2 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the first quarter of 2014 and averaged $64.3 million.
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
At February 28, 2014, the Company had $111.1 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At February 28, 2014, letters of credit outstanding under the Facility were $2.2 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $75.0 million.
The weighted-average interest rate on the Company’s debt was 6.28% and 6.85% during the first quarters of 2014 and 2013, respectively.
Capital Lease Obligations

At February 28, 2014, the Company has one asset under capital lease totaling $3.0 million, which is included in land.

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of February 28, 2014.

Year Ending November 30:	(Dollars in millions)
2017	$.2
2018	.2
2019	.2
Thereafter	3.4
Total minimum lease payments	4.0
Less: Amount representing estimated executory costs	(.1)
Net minimum lease payments	3.9
Less: Amount representing interest	(.9)
Present value of minimum lease payments	$3.0

Note J – Debt and Credit Lines (Continued)

Additionally, in November 2013, the Company entered into a financing lease with the Cleveland Port Authority for its future corporate headquarters building. The lease is effective upon the completion of construction of the building, which is expected to be completed during the fourth quarter of 2014. During the construction period, the Company will recognize construction costs as they are incurred as increases in property, plant and equipment with an offsetting current liability. Total costs incurred through February 28, 2014 are $2.4 million. At the end of the construction period, the Company will recognize the current liability as a financing lease and record the minimum present value of the lease payments, which is currently estimated to be approximately $14.0 million.
Deferred Financing Fees
Deferred financing costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs and original issue discounts was $0.6 million and $0.6 million for the first quarters of 2014 and 2013, respectively.
Note K – Share-Based Employee Compensation
The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million shares of Company stock in the aggregate for a) awards of options to purchase shares of OMNOVA Solutions’ common stock, b) performance stock and performance units, c) restricted stock, d) deferred stock or e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of February 28, 2014, approximately 2.8 million shares of Company common stock remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years.
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
During the first quarter of 2014, no stock options were issued, expired or forfeited and 57,500 stock options were exercised.
During the first quarter of 2014, 151,300 restricted shares were issued, 6,442 restricted shares vested and 3,250 shares were forfeited.
Compensation expense for all share-based payments included in general and administrative expense, was $0.6 million and $0.5 million during the first quarters of 2014 and 2013, respectively.
As of February 28, 2014, there was $4.0 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
Cash received from stock options exercised was $0.3 million during the first quarter of 2014.

Note L – Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(Dollars in millions)	Pension Plans		Health Care Plans
Three months ended February 28, 2014 and 2013	2014	2013	2014	2013
Service costs	$.4	$.4	$—	$—
Interest costs	3.4	3.1	.2	.1
Expected return on plan assets	(3.8)	(3.7)	—	—
Amortization of net actuarial loss (gain)	1.1	1.3	(.1)	(.3)
Amortization of prior service credits	—	—	(.4)	(.1)
Net periodic cost (benefit)	$1.1	$1.1	$(.3)	$(.3)

The Company expects to contribute approximately $5.1 million to its pension plan trusts during fiscal 2014. There were no contributions made during the first quarter of 2014.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.7 million and $0.8 million for the first quarters of 2014 and 2013, respectively.
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
In August 2010, the Company was sued by the insurer of Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was initially awarded $3.4 million in damages. The Company's insurer accepted coverage. The Company's insurance deductible for this matter was $0.5 million. In January 2014, the Company's insurer settled this matter with Mafcote for $2.8 million which was paid during January 2014.
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

Note N – Business Segment Information (Continued)
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

	Three Months Ended February 28,
(Dollars in millions)	2014	2013
Net Sales
Performance Chemicals
Performance Materials	$57.4	$67.3
Specialty Chemicals	114.3	123.9
Total Performance Chemicals	$171.7	$191.2
Engineered Surfaces
Coated Fabrics	$23.3	$28.9
Laminates and Performance Films	31.0	31.6
Total Engineered Surfaces	54.3	60.5
Inter-segment sales	(.1)	—
Total Net Sales	$225.9	$251.7
Segment Operating Profit
Performance Chemicals	$12.1	$14.5
Engineered Surfaces	3.4	.5
Total Segment Operating Profit	15.5	15.0
Interest expense	(7.7)	(8.6)
Corporate expense	(5.4)	(5.6)
Income From Continuing Operations Before Income Taxes	$2.4	$.8
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

 Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Operations for the Three Months Ended February 28, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$144.1	$—	$90.2	$(8.4)	$225.9
Cost of products sold	114.6	—	70.4	(8.2)	176.8
Gross profit	29.5	—	19.8	(.2)	49.1

Selling, general and administrative	20.7	.1	9.8	—	30.6
Depreciation and amortization	5.0	—	3.6	—	8.6
Restructuring and severance	.2	—	.1	—	.3
Interest expense	6.3	(.5)	1.9	—	7.7
(Income) loss from subsidiaries	(4.0)	(2.7)	—	6.7	—
Other (income) expense, net	(1.1)	(.1)	.7	—	(.5)
	27.1	(3.2)	16.1	6.7	46.7
Income (loss) from continuing operations before income taxes	2.4	3.2	3.7	(6.9)	2.4
Income tax expense (benefit)	1.0	(1.0)	1.0	—	1.0
Income (loss) from continuing operations	1.4	4.2	2.7	(6.9)	1.4
Loss from discontinued operations	(.2)	—	—	—	(.2)
Net Income (loss)	$1.2	$4.2	$2.7	$(6.9)	$1.2
Condensed Consolidating Statements of Operations for the Three Months Ended February 28, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$159.4	$—	$98.8	$(6.5)	$251.7
Cost of products sold	127.7	—	81.6	(6.6)	202.7
Gross profit	31.7	—	17.2	.1	49.0

Selling, general and administrative	21.1	.1	9.3	—	30.5
Depreciation and amortization	4.1	—	4.2	—	8.3
Restructuring and severance	.8	—	—	—	.8
Interest expense	7.0	(.5)	2.0	.1	8.6
(Income) loss from subsidiaries	(.3)	(.6)	—	.9	—
Other (income) expense, net	(.8)	(.1)	1.0	(.1)	—
	31.9	(1.1)	16.5	.9	48.2
Income (loss) from continuing operations before income taxes	(.2)	1.1	.7	(.8)	.8
Income tax expense (benefit)	(.4)	.9	.1	—	.6
Income (loss) from continuing operations	.2	.2	.6	(.8)	.2
Loss from discontinued operations	(.4)	—	—	—	(.4)
Net Income (loss)	$(.2)	$.2	$.6	$(.8)	$(.2)

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended February 28, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$1.2	$4.2	$2.7	$(6.9)	$1.2

Other comprehensive (loss) income, net of tax	1.4	(5.1)	(8.4)	13.5	1.4
Comprehensive income (loss)	$2.6	$(.9)	$(5.7)	$6.6	$2.6

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended February 28, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$(.2)	$.2	$.6	$(.8)	$(.2)

Other comprehensive income (loss), net of tax	2.6	1.6	1.2	(2.8)	2.6
Comprehensive income (loss)	$2.4	$1.8	$1.8	$(3.6)	$2.4

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position February 28, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$86.6	$—	$54.0	$—	$140.6
Accounts receivable, net	69.4	—	69.9	—	139.3
Inventories	57.2	—	47.6	(1.8)	103.0
Prepaid expenses and other	6.3	.1	11.2	.4	18.0
Deferred income taxes - non-current	6.2	—	2.9	(.6)	8.5
Total Current Assets	225.7	.1	185.6	(2.0)	409.4

Property, plant and equipment, net	111.0	—	116.6	—	227.6
Goodwill, trademarks and other intangible assets, net	76.6	—	85.6	—	162.2
Deferred income taxes - non-current	46.6	—	7.1	(6.9)	46.8
Intercompany	357.4	34.0	166.7	(558.1)	—
Investments in subsidiaries and intercompany	105.3	188.9	—	(294.2)	—
Other assets	11.4	3.8	1.1	—	16.3
Total Assets	$934.0	$226.8	$562.7	$(861.2)	$862.3

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$.8	$—	$2.8
Accounts payable	45.0	.2	50.1	—	95.3
Accrued payroll and personal property taxes	10.3	.1	5.4	—	15.8
Employee benefit obligations	2.1	—	—	—	2.1
Accrued interest	6.7	—	—	—	6.7
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	4.6	—	.7	3.9	9.2
Total Current Liabilities	70.7	.3	57.6	3.3	131.9

Long-term debt	443.6	—	—	—	443.6
Postretirement benefits other than pensions	6.2	—	—	—	6.2
Pension liabilities	54.9	—	12.4	—	67.3
Deferred income taxes	—	—	30.3	(6.9)	23.4
Intercompany	170.2	119.8	272.0	(562.0)	—
Other liabilities	6.9	—	1.5	—	8.4
Total Liabilities	752.5	120.1	373.8	(565.6)	680.8
Shareholder's Equity	181.5	106.7	188.9	(295.6)	181.5
Total Liabilities and Shareholders’ Equity	$934.0	$226.8	$562.7	$(861.2)	$862.3

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Financial Position November 30, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$102.1	$—	$62.8	$—	$164.9
Accounts receivable, net	56.9	—	66.2	—	123.1
Inventories	45.6	—	44.1	(1.6)	88.1
Deferred income taxes - current	6.2	—	2.8	(.6)	8.4
Prepaid expenses and other	6.8	—	10.3	.5	17.6
Total Current Assets	217.6	—	186.2	(1.7)	402.1

Property, plant and equipment, net	110.1	—	116.4	—	226.5
Goodwill, trademarks and other intangible assets, net	76.9	—	85.6	—	162.5
Deferred income taxes - non-current	46.9	—	7.1	(7.1)	46.9
Intercompany	357.8	42.8	164.3	(564.9)	—
Investments in subsidiaries and intercompany	111.8	194.6	—	(306.4)	—
Other assets	12.0	3.8	.9	—	16.7
Total Assets	$933.1	$241.2	$560.5	$(880.1)	$854.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$2.6	$—	$4.6
Accounts payable	38.4	.2	53.5	—	92.1
Accrued payroll and personal property taxes	14.5	—	5.9	—	20.4
Employee benefit obligations	2.1	—	—	—	2.1
Accrued interest	1.7	—	—	—	1.7
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	.3	.6	—	4.9	5.8
Total Current Liabilities	59.0	.8	62.6	4.3	126.7

Long-term debt	444.0	—	—	—	444.0
Postretirement benefits other than pensions	6.5	—	—	—	6.5
Pension liabilities	55.2	—	12.0	—	67.2
Deferred income taxes	—	—	30.4	(7.1)	23.3
Intercompany	182.9	127.4	259.4	(569.7)	—
Other liabilities	7.5	—	1.5	—	9.0
Total Liabilities	755.1	128.2	365.9	(572.5)	676.7
Shareholder's Equity	178.0	113.0	194.6	(307.6)	178.0
Total Liabilities and Shareholders’ Equity	$933.1	$241.2	$560.5	$(880.1)	$854.7

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Cash Flows for the Three Months Ended February 28, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Provided By Operating Activities	$(11.9)	$(.6)	$(4.8)	$1.2	$(16.1)

Investing Activities
Capital expenditures	(2.8)	—	(1.9)	—	(4.7)
Net Cash Used In Investing Activities	(2.8)	—	(1.9)	—	(4.7)

Financing Activities
Repayment of debt obligations	(.5)	—	—	—	(.5)
Short-term debt (payments), net	—	—	(1.8)	—	(1.8)
Payments received from the exercise of stock options	.3	—	—	—	.3
Net Cash Used In Financing Activities	(.2)	—	(1.8)	—	(2.0)
Effect of exchange rate changes on cash	(.6)	.6	(.3)	(1.2)	(1.5)
Net Decrease in Cash and Cash Equivalents	(15.5)	—	(8.8)	—	(24.3)
Cash and cash equivalents at beginning of period	102.1	—	62.8	—	164.9
Cash and Cash Equivalents at End of Period	$86.6	$—	$54.0	$—	$140.6

Condensed Consolidating Statements of Cash Flows for the Three Months Ended February 28, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Provided By Operating Activities	$(17.4)	$.8	$(4.7)	$(1.3)	$(22.6)

Investing Activities
Capital expenditures	(2.5)	—	(2.2)	—	(4.7)
Investments in subsidiary and other	(5.1)	(8.6)	—	13.7	—
Net Cash (Used In) Provided By Investing Activities	(7.6)	(8.6)	(2.2)	13.7	(4.7)

Financing Activities
Repayment of debt obligations	(.5)	—	(3.4)	3.4	(.5)
Short-term debt (payments), net	—	—	.9	—	.9
Other	—	8.6	8.6	(17.2)	—
Payments received from the exercise of stock options	.1	—	—	—	.1
Net Cash Provided By (Used In) Financing Activities	(.4)	8.6	6.1	(13.8)	.5
Effect of exchange rate changes on cash	(.7)	(.8)	.4	1.4	.3
Net Decrease in Cash and Cash Equivalents	(26.1)	—	(.4)	—	(26.5)
Cash and cash equivalents at beginning of period	98.7	—	44.3	—	143.0
Cash and Cash Equivalents at End of Period	$72.6	$—	$43.9	$—	$116.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial and residential end uses. As discussed in Note A to the Company’s Unaudited Interim Consolidated Financial Statements, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products include hollow plastic pigment, resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper and packaging, specialty coatings, carpet, nonwovens, construction, oil/gas drilling and recovery, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers and various other specialty applications. The Engineered Surfaces segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including coated fabrics, surface laminates and performance films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, kitchen and bath cabinets, transportation including automotive, bus and other mass transit, marine and motorcycle, recreational vehicles and manufactured housing, flooring, commercial and residential furniture, retail display fixtures, home furnishings and commercial appliances, and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1. Business, of the Company’s 2013 Annual Report on Form 10-K for further description of and background on the Company’s operating segments.
The Company primarily sells its products directly to manufacturers.
The Company has manufacturing facilities in the United States, France, China, India and Thailand.
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
A majority of the Company’s raw materials are derived from petrochemicals and chemical feedstocks whose prices are cyclical and volatile. Generally, the Company attempts to pass along increased raw material prices to customers in the form of price increases of its products; however, due to sales contracts with certain customers, there may be a time delay between increased raw material prices and the Company’s ability to increase the prices of its products. Additionally, the Company may experience competitive price pressures and other factors which may not allow it to increase the prices of its products.
OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 41% of its sales in the first three months of 2014. Customers with sales price index contracts are primarily in the performance materials product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e., styrene and butadiene). The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.
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

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2011 through 2013 and estimated purchases for 2014 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2014 (estimated)	186	$0.69 - $0.84
2013	172	$0.71 - $0.93
2012	177	$0.57 - $0.78
2011	205	$0.65 - $0.77
    Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2011 through 2013 and estimated purchases for 2014 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2014 (estimated)	154	$0.55 - $0.93
2013	139	$0.44 - $1.01
2012	158	$0.84 - $1.98
2011	175	$0.86 - $1.77
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
Key Indicators
Key economic measures relevant to the Company include global economic growth rates, discretionary spending for durable goods, print advertising, oil and gas drilling activity, Asian automotive builds, U.S. commercial real estate occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes and forecasts of raw material pricing for certain petrochemical feed stocks. Key OEM industries which provide a general indication of demand drivers to the Company include paper, commercial and residential construction and refurbishment, automotive and tire products, furniture manufacturing, flooring manufacturing and ABS manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products but the trend information does not necessarily directly correlate with demand levels in the markets which ultimately use the Company’s products.
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
Results of Operations for the Three Months Ended February 28, 2014 Compared to the Three Months Ended February 28, 2013
The Company's net sales in the first quarter of 2014 were $225.9 million compared to $251.7 million in the first quarter of 2013. The Performance Chemicals business segment revenue decreased by $19.5 million or 10.2% while the Engineered Surfaces business segment revenue decreased $6.2 million or 10.2%. Contributing to the net sales decrease in 2014 were lower volumes of $14.9 million or 5.9% and reduced pricing of $11.3 million partially offset by favorable currency translation effects of $0.5 million. The volume decline was driven by the Company's decision in 2013 to exit lower margin Engineered Surfaces business in China and weaker volumes in certain markets.

Gross profit in the first quarter of 2014 was $49.1 million with a gross profit margin of 21.7% compared to gross profit of $49.0 million and a gross profit margin of 19.5% in the first quarter of 2013. The increase in gross profit margin was primarily due to favorable product mix. Raw material costs declined $9.7 million in the first quarter of 2014 compared to the first quarter of 2013.
Selling, general and administrative expense in the first quarter of 2014 was $30.6 million, or 13.5% of sales, compared to $30.5 million, or 12.1% of net sales in the first quarter of 2013.
Interest expense was $7.7 million in the first quarter of 2014, compared to $8.6 million for the same period a year ago. The decrease is primarily due to lower borrowing spreads as a result of the March 2013 term loan refinancing and lower foreign borrowings.
Income tax expense was $1.0 million in the first quarter of 2014, a 41.7% effective income tax rate, compared to income tax expense of $0.6 million, or a 75.0% effective tax rate in the first quarter of 2013. The rates in 2014 and 2013 were higher than the Company's statutory rates primarily due to losses in foreign jurisdictions in which no tax benefit can be recognized. The Company estimates its full year 2014 effective tax rate will be approximately 30%. Additionally, cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $113.6 million of U.S. federal net operating loss carryforwards, $108.9 million of U.S. state and local net operating loss carryforwards, $0.4 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local net operating loss carryforwards expire between 2022 and 2033.
The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company's policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2013, the non-U.S. subsidiaries have a cumulative unremitted foreign income position of $62.5 million.
The Company generated income from continuing operations of $1.4 million or $0.03 per diluted share in the first quarter of 2014 compared to $0.2 million or breakeven per diluted share in the first quarter of 2013.
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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	February 28,
(Dollars in millions)	2014	2013
Net Sales
Performance Chemicals
Performance Materials	$57.4	$67.3
Specialty Chemicals	114.3	123.9
Total Performance Chemicals	$171.7	$191.2
Engineered Surfaces
Coated Fabrics	$23.3	$28.9
Laminates and Performance Films	31.0	31.6
Total Engineered Surfaces	54.3	60.5
Inter-segment sales	(.1)	—
Consolidated Net Sales	$225.9	$251.7
Segment Gross Profit:
Performance Chemicals	$35.4	$36.7
Engineered Surfaces	13.7	12.3
Consolidated Gross Profit	$49.1	$49.0
Segment Operating Profit:
Performance Chemicals	$12.1	$14.5
Engineered Surfaces	3.4	.5
Interest expense	(7.7)	(8.6)
Corporate expense	(5.4)	(5.6)
Consolidated Income from Continuing Operations Before Income Taxes	$2.4	$.8
Performance Chemicals
Performance Chemicals' net sales decreased $19.5 million to $171.7 million during the first quarter of 2014 compared to $191.2 million during the first quarter of 2013. The decrease was primarily due to reduced customer pricing of $11.9 million as a result of lower raw material costs and their impact on index pricing, competitive pricing pressure in certain North American Performance Materials markets and lower volumes of $7.6 million primarily driven by severe winter weather in North America. Net sales for the Performance Materials product line decreased $9.9 million to $57.4 million during the first quarter of 2014 compared to $67.3 million during the first quarter of 2013, driven primarily by lower year-over-year volumes and reduced pricing. Net sales for the Specialty Chemicals product line decreased $9.6 million to $114.3 million during the first quarter of 2014, compared to $123.9 million during the first quarter of 2013, driven primarily by lower year-over-year volumes in all markets except for oilfield solutions, coatings and elastomeric modifiers as well as reduced customer pricing.
Performance Chemicals' gross profit was $35.4 million with a gross profit margin of 20.6% during the first quarter of 2014 compared to $36.7 million with a gross profit margin of 19.2% in the first quarter of 2013.
This segment generated an operating profit of $12.1 million in the first quarter of 2014 compared to $14.5 million in the first quarter of 2013. The decrease in segment operating profit was primarily due to lower customer pricing, the incremental margin impact of the lower sales volumes and higher expenses as a result of the extreme winter weather, partially offset by lower raw material costs. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2014 include $0.6 million of accelerated depreciation expense related to assets for which production will be transferred to another Performance Chemicals facility. Those items for the first quarter of 2013 include $0.6 million of severance costs as a result of workforce reductions.
Engineered Surfaces
Engineered Surfaces' net sales decreased $6.2 million, or 10.2%, to $54.3 million in the first quarter of 2014 from $60.5 million in the first quarter of 2013 primarily due to lower volumes in U.S. coated fabrics as key customers adjusted inventories in the quarter and the strategic decision in 2013 to exit certain low margin China residential furniture applications, which were partially offset by improved customer pricing of 1% and favorable currency translation impacts of $0.5 million. Coated Fabrics net sales were $23.3 million in the first quarter of 2014 compared to $28.9 million in the first quarter of 2013. Net sales for the

Laminates and Performance Films product lines were $31.0 million during the first quarter of 2014 compared to $31.6 million during the first quarter of 2013.
Engineered Surfaces' gross profit was $13.7 million with a gross profit margin of 25.2% during the first quarter of 2014 compared to $12.3 million and a gross profit margin of 20.3% in the first quarter of 2013. The improvement in gross profit margin is due to favorable product mix, positive pricing actions, lower manufacturing costs related to the closure of an under-utilized production plant in the first quarter of 2013 and improved yields.
Segment operating profit was $3.4 million for the first quarter of 2014 compared to $0.5 million for the first quarter of 2013. Segment operating profit in the first quarter of 2014 was better because of the improved gross profit margin, which was partially offset by the incremental margin impact of the lower sales volumes and higher raw material costs. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2014 include plant closure and workforce reduction costs of $0.3 million, while the first quarter of 2013 includes workforce reduction actions of $0.2 million and plant closure and transition charges of $1.1 million.
Corporate
Corporate expenses were $5.4 million in the first quarter of 2014 compared to $5.6 million in the first quarter of 2013. The decrease is primarily due to lower employment expenses and a reduction in discretionary spending.
Discontinued Operations
As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company exited the commercial wallcovering business and completed the sale of those businesses during the first half of 2012.
During 2012 and the first quarter of 2013, the Company continued to manufacture commercial wallcovering products for the buyer of the North American wallcovering business as part of an orderly transition of production from the Company’s Columbus, Mississippi plant to the buyer's plant. The Company completed the transition production by January 31, 2013. The net cash flows received and paid by the Company relating to the manufacture of commercial wallcovering during 2013 were not significant.
There were no net sales of the discontinued businesses for the three months ended February 28, 2014 and $2.1 million for the three months ended February 28, 2013. Losses before income taxes for the discontinued businesses were $0.3 million and $0.6 million for the three months ended February 28, 2014 and 2013, respectively.
Financial Resources

	Three Months Ended February 28,
	2014	2013	Change
Cash used in operating activities	$(16.1)	$(22.6)	$6.5
Cash used in investing activities	$(4.7)	$(4.7)	$—
Cash (used in) provided by financing activities	$(2.0)	$.5	$(2.5)
Decrease in cash and cash equivalents	$(24.3)	$(26.5)	$2.2
Cash used in operating activities was $16.1 million for the three months ended February 28, 2014 compared to cash used of $22.6 million in the three months ended February 28, 2013. Cash used in operations decreased in 2014 compared to the first quarter of 2013 primarily due to higher income and no pension contributions in the first quarter of 2014 compared to $2.5 million in the first quarter of 2013. Accounts receivable increased due to timing of collections while the Company’s Days Sales Outstanding (“DSO”) increased slightly from 47.8 days at November 30, 2013 to 48.1 days at February 28, 2014.
Cash used in investing activities was $4.7 million in each of the three months ended February 28, 2014 and 2013 related to capital expenditures. The Company expects to spend approximately $50.0 million for capital expenditures during 2014. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The expected increase in capital expenditures over 2013 is primarily due to expansion of acrylics manufacturing capability at the Company's Mogadore, Ohio plant and construction of the Company's future new corporate headquarters building. The Company is funding the corporate headquarters building through a financing lease issued by the Cleveland Port Authority (see Note J) while it plans to fund remaining capital expenditures with cash flow generated from operations.
Cash used in financing activities in the three months ended February 28, 2014 was $2.0 million, which was primarily due to debt repayments. Cash provided by financing activities in the three months ended February 28, 2013 was $0.5 million, primarily related to an increase in short-term borrowings in India which was partially offset by Term Loan debt repayments. Total debt was $447.3 million as of February 28, 2014, which includes $250.0 million for Senior Notes, $193.5 million for the Term Loan, $0.8 million of foreign debt and $3.0 million for a capital lease obligation, compared to $449.6 million as of November 30, 2013. The Company’s cash balance of $140.6 million at February 28, 2014, consists of $86.6 million in the U.S., $20.2 million in Europe and $33.8 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may not be able to be completed in a timely manner.

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

Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended November 30, 2013, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.
Environmental Matters
The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2014 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.
Employee Matters
At February 28, 2014, the Company employed approximately 2,260 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 9.9% or 224 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.
New Accounting Pronouncements
Please refer to Note A to the Unaudited Consolidated Financial Statements for a discussion of accounting standards adopted in 2014 and accounting standards not yet adopted.

Forward-Looking Statements
This quarterly report on Form 10-Q includes descriptions of our business, operations, assets and other matters affecting the Company, as well as “forward-looking statements” as defined by federal securities laws. All forward-looking statements by the Company including verbal statements, are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectation, judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address business conditions and prospects, strategy, capital structure, sales, profits, earnings, markets, products, technology, operations, customers, raw materials, claims and litigations, financial condition, and accounting policies among other matters. Words such as, but not limited to, “will,” “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “would,” “could,” and similar expressions or phrases identify forward-looking statements.
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
For further information on risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note J to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $193.5 million as of February 28, 2014. Non-domestic borrowings with banks were $0.8 million as of February 28, 2014. The weighted average effective interest rate of the Company’s outstanding debt was 6.28% as of February 28, 2014. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.
The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation gain of $1.3 million as of February 28, 2014, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures
Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 28, 2014, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Other than described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In August 2010, the Company was sued by the insurer of Mafcote International claiming the Company's Jeannette, Pennsylvania plant had impeded the flow of water in an adjacent creek during an unusually severe storm resulting in water damage to Mafcote's plant. After trial in November 2012, Mafcote was initially awarded $3.4 million in damages. The Company's insurer accepted coverage. The Company has a $0.5 million insurance deductible. In January 2014, the Company's insurer settled this matter with Mafcote for $2.8 million which was paid during January 2014.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2013. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations or cash flow.

Item 6. Exhibits

a.) Exhibits
12.1	Ratio of Earnings to fixed charges.(x)
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2014, filed with the SEC on April 2, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2014; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2014; (iii) the Consolidated Statements of Financial Position at February 28, 2014 and November 30, 2013; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2014; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	April 2, 2014	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	April 2, 2014	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2014, filed with the SEC on April 2, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2014; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2014; (iii) the Consolidated Statements of Financial Position at February 28, 2014 and November 30, 2013; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2014; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.