Form 10-Q
period 2014-05-31
OMNOVA SOLUTIONS INC
filed 2014-06-25
CIK 1090061

DRAFT D
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended May 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At May 31, 2014, there were 47,381,235 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Net Sales	$266.4	$270.8	$492.3	$522.5
Cost of products sold (exclusive of depreciation)	213.8	213.5	390.6	416.2
Gross profit	52.6	57.3	101.7	106.3

Other costs and expenses:
Selling, general and administrative	31.5	31.2	62.1	61.7
Depreciation and amortization	9.0	8.3	17.6	16.6
Restructuring and severance	.5	4.6	.8	5.4
Interest expense	7.7	8.0	15.4	16.6
Debt issuance costs write-off	—	1.5	—	1.5
Other income, net	(1.4)	(.2)	(1.9)	(.2)
Total other costs and expenses	47.3	53.4	94.0	101.6

Income from continuing operations before income taxes	5.3	3.9	7.7	4.7
Income tax expense	1.5	1.3	2.5	1.9

Income from continuing operations	3.8	2.6	5.2	2.8

Discontinued operations:
(Loss) income from operations	(.6)	.4	(.9)	(.2)
Tax (benefit) expense	(.2)	.1	(.3)	(.1)
(Loss) income from discontinued operations	(.4)	.3	(.6)	(.1)

Net Income	$3.4	$2.9	$4.6	$2.7

Income per share - Basic and Diluted

Income per share - continuing operations	$.08	$.06	$.11	$.06
Loss per share - discontinued operations	(.01)	—	(.01)	—
Basic and diluted income per share	$.07	$.06	$.10	$.06

Weighted average shares outstanding - Basic	46.3	46.2	46.3	46.2
Weighted average shares outstanding - Diluted	47.0	46.7	46.9	46.7
See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Net income	$3.4	$2.9	$4.6	$2.7

Components of other comprehensive income:
Foreign currency translations:
Unrealized net change during the period	(.1)	(.2)	(.1)	1.7
Unrealized net change on intercompany foreign debt during the period	(1.5)	(.7)	—	(.3)
Tax effect	.3	.2	(.1)	—
Foreign currency translations, net of tax	(1.3)	(.7)	(.2)	1.4

Defined benefit plans:
Actuarial net gain:
Amortization of net gain included in net periodic pension expense	.7	.9	1.4	1.7
Prior service cost:
Amortization of prior service credits included in net periodic pension expense	—	(.2)	(.2)	(.1)
Tax effect	(.3)	(.2)	(.5)	(.6)
Defined benefit plans, net of tax	.4	.5	.7	1.0

Other comprehensive income, net of tax	(.9)	(.2)	.5	2.4
Comprehensive income	$2.5	$2.7	$5.1	$5.1

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	May 31, 2014	November 30, 2013
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$134.3	$164.9
Accounts receivable, net	156.6	123.1
Inventories	108.7	88.1
Prepaid expenses and other	15.3	17.6
Deferred income taxes - current	8.3	8.4
Total Current Assets	423.2	402.1

Property, plant and equipment, net	225.1	226.5
Trademarks and other intangible assets, net	70.9	73.6
Goodwill	88.9	88.9
Deferred income taxes - non-current	47.0	46.9
Deferred financing fees	8.3	9.3
Other assets	7.4	7.4
Total Assets	$870.8	$854.7
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$4.0	$4.6
Accounts payable	102.5	92.1
Accrued payroll and personal property taxes	18.8	20.4
Employee benefit obligations	2.1	2.1
Accrued interest	1.7	1.7
Other current liabilities	9.0	5.8
Total Current Liabilities	138.1	126.7

Senior notes	250.0	250.0
Long-term debt - other	193.2	194.0
Postretirement benefits other than pensions	6.0	6.5
Pension liabilities	66.7	67.2
Deferred income taxes - non-current	22.6	23.3
Other liabilities	9.2	9.0
Total Liabilities	685.8	676.7
Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.1 million and 47.9 million shares issued as of May 31, 2014 and November 30, 2013, respectively	4.8	4.8
Additional contributed capital	336.5	334.6
Retained deficit	(63.0)	(67.6)
Treasury stock at cost; .7 million shares at May 31, 2014 and November 30, 2013, respectively	(5.2)	(5.2)
Accumulated other comprehensive loss	(88.1)	(88.6)
Total Shareholders’ Equity	185.0	178.0
Total Liabilities and Shareholders’ Equity	$870.8	$854.7

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended May 31,
	2014	2013
Operating Activities
Net income	$4.6	$2.7
Adjustments to reconcile net income to net cash used in operating activities:
Gain (loss) on disposal of fixed assets	.2	(.1)
Depreciation and amortization	17.6	16.6
Amortization of deferred financing fees	1.2	1.2
Non-cash stock compensation expense	1.2	1.1
Provision for doubtful accounts	.1	.2
Provision for obsolete inventories	.1	1.1
Deferred income taxes	—	.3
Other	—	.3
Changes in operating assets and liabilities:
Accounts receivable	(30.7)	(14.8)
Inventories	(20.4)	(2.7)
Other current assets	—	.2
Current liabilities	8.3	(4.6)
Other non-current assets	(1.5)	(2.1)
Other non-current liabilities	(.3)	(4.2)
Contributions to defined benefit plan	(.3)	(4.7)
Discontinued operations	—	(.1)
Net Cash Used In Operating Activities	(19.9)	(9.6)

Investing Activities
Capital expenditures	(10.6)	(9.6)
Proceeds from notes receivable	2.3	—
Proceeds from asset sales	—	.3
Net Cash Used In Investing Activities	(8.3)	(9.3)

Financing Activities
Repayment of debt obligations	(1.0)	(1.0)
Short-term debt borrowings	9.8	19.0
Short-term debt payments	(10.5)	(18.0)
Payments for debt refinancing	—	(1.2)
Cash received from exercise of stock options	.3	.1
Net Cash Used In Financing Activities	(1.4)	(1.1)
Effect of exchange rate changes on cash	(1.0)	5.0
Net Decrease In Cash And Cash Equivalents	(30.6)	(15.0)
Cash and cash equivalents at beginning of period	164.9	143.0
Cash And Cash Equivalents At End Of Period	$134.3	$128.0
Supplemental Cash Flows Information
Cash paid for:
Interest	$14.3	$15.3
Income taxes	$2.0	$1.9

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of May 31, 2014
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
The balance sheet at May 31, 2014 has been derived from the unaudited interim consolidated financial statements at that date and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
The Engineered Surfaces segment consists of two product lines. The Coated Fabrics product line applications include upholstery used in transportation seating, automotive OEM and aftermarket applications; refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets; marine; commercial and residential furniture. The Laminates and Performance Films product line applications include kitchen and bath cabinets; wall surfacing; manufactured housing and recreational vehicle interiors; flooring; commercial and residential furniture; retail display fixtures; home furnishing; commercial appliances; and a variety of industrial film applications.
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
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment" which revises what qualifies as a discontinued operation and changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after December 1, 2015. The Company will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company December 1, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.
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

Note B – Discontinued Operations (continued)
There were no net sales attributable to discontinued businesses for the three months ended May 31, 2014 and 2013. There were no sales in the first half of 2014 and net sales were $2.1 million for the first half of 2013. Losses before income taxes for the discontinued businesses were $0.6 million for the three months ended May 31, 2014 compared to income before income taxes of $0.4 million for the three months ended May 31, 2013 and losses before income taxes were $0.9 million and $0.2 million for the six months ended May 31, 2014 and 2013, respectively.
Note C – Fair Value Measurements and Risk
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate and currency exchange rate risks which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer who represented more than 10% of the Company’s net trade receivables at May 31, 2014 or greater than 10% of consolidated net sales during the first half of 2014.
The Company's note receivable has a notional amount of $3.8 million. The note receivable is recognized at fair value using discounted cash flows associated with the note receivable. The notional amount of $3.8 million at May 31, 2014 approximates the fair value of the note receivable giving consideration to the stated interest rates of the note and the issuers' credit risk.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $200 million Term Loan B (balance of $193.0 million at May 31, 2014) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.25% which eliminates the variability in interest rate changes as long as LIBOR is under 1.25%.
Foreign Currency Risk
The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Chinese Yuan, Thai Baht, Great Britain Pound Sterling and Indian Rupee.
Foreign currency exchange contracts are occasionally used by the Company to manage risks from the change in exchange rates on cash payments by the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. There were no outstanding foreign exchange contracts on May 31, 2014 or November 30, 2013.
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
The following financial assets and liabilities were measured at fair value on a recurring basis during the first six months of 2014:

Fair Value Measurements
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Note receivable	$3.8	$—	$—	$3.8
Total Assets	$3.8	$—	$—	$3.8
The fair value of the note receivable is based on estimated future cash flows associated with the note as well as a consideration of the credit risk of the issuer and other unobservable inputs for similar assets, and accordingly, is classified as a Level 3 input.
There was one transfer out of Level 3 during the first half of 2014 due to the settlement of a note receivable that had a fair value of $0.2 million at November 30, 2013. The gain recognized on this settlement was $0.7 million. There were no transfers into or out of Level 3 during the first half of 2013.
The fair value of the Company’s Senior Unsecured Notes and Term Loan at May 31, 2014 approximated $459.4 million, which is higher than their carrying value of $443.0 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes and Term Loan is based on market price information and is measured using the last available trade on a secondary market in each respective period and therefore is considered a level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.
Note D – Other Income, Net
The following table sets forth the major components of other (income) expense:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2014	2013	2014	2013
(Gain) loss on foreign currency transactions	$(.5)	$.1	$(.4)	$(.1)
(Gain) loss on settlement of note receivable	(.7)	—	(.7)	—
Gain on sale of scrap	(.2)	(.6)	(.8)	(.8)
Interest income	(.3)	—	(.5)	—
Withholding tax settlement	—	—	—	.4
Other non-income taxes	.4	.2	.6	.5
Other	(.1)	.1	(.1)	(.2)
	$(1.4)	$(.2)	$(1.9)	$(.2)

Note E - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the second quarters and first six months of 2014 and 2013, respectively:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2014	2013	2014	2013
Severance Expense	$.4	$3.4	$.6	$3.6
Closure Costs	.1	1.2	.2	1.8
Total	$.5	$4.6	$.8	$5.4
During the first half of 2014, the Engineered Surfaces and Performance Chemicals segments each recognized restructuring and severance costs related to continuing operations of $0.4 million primarily relating to plant closure costs and workforce reduction actions. During the first half of 2013, the Engineered Surfaces segment recognized restructuring and severance costs related to its continuing operations of $3.8 million primarily relating to plant closure costs and workforce reduction actions at its Columbus, Mississippi facility and the Performance Chemicals segment recognized $1.6 million of severance costs.
The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30, 2013	2014		May 31, 2014
		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$—	$.4	$.4	$—
Engineered Surfaces	.3	.4	.5	.2
Corporate	—	—	—	—
Total	$.3	$.8	$.9	$.2
Note F – Income Taxes
The Company recorded income tax expense of $1.5 million and $1.3 million for the second quarters of 2014 and 2013, respectively, and income tax expense of $2.5 million and $1.9 million for the six months ended May 31, 2014 and 2013, respectively. The Company’s first half 2014 effective tax rate of 32.5% was lower than its U.S. federal statutory rate primarily due to income in foreign jurisdictions where the statutory tax rate is less than the U.S. federal statutory rate.
The total unrecognized tax benefits excluding interest and penalties were $0.6 million and $0.8 million at May 31, 2014 and November 30, 2013, respectively . The total amount of penalties and interest recognized in the statement of financial position was $0.4 million as of both May 31, 2014 and November 30, 2013.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. During the first halves of 2014 and 2013, the Company did not recognize any expense related to interest or penalties.
During the next twelve months, due to the expiration of open statutes of limitations, the Company’s unrecognized tax benefits, excluding interest and penalties, are expected to decrease by $0.6 million. Of the $0.6 million unrecognized tax benefit that is reasonably expected to decrease during the next twelve months, the entire amount would, if recognized, impact the Company’s effective rate. It is also possible that additional unrecognized tax benefits could arise during the next twelve months that would change such estimate.
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

Note G – Income Per Share
The following table sets forth the computation of earnings per common share and fully diluted earnings per common share as calculated under the two-class method:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2014	2013	2014	2013
Basic Earnings Per Share:
Income from continuing operations	$3.8	$2.6	$5.2	$2.8
Income from continuing operations allocated to participating securities	—	—	—	—
Income from continuing operations allocated to common stockholders	$3.8	$2.6	$5.2	$2.8
(Loss) income from discontinued operations	$(.4)	$.3	$(.6)	$(.1)
(Loss) income from discontinued operations allocated to participating securities	—	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$(.4)	$.3	$(.6)	$(.1)
Net income	$3.4	$2.9	$4.6	$2.7
Net income allocated to participating securities	—	—	—	—
Net income allocated to common stockholders	$3.4	$2.9	$4.6	$2.7
Weighted-average common shares outstanding – basic	46.3	46.2	46.3	46.2
Income from continuing operations per common share – basic	$.08	$.06	$.11	$.06
Loss from discontinued operations per common share – basic	$(.01)	$—	$(.01)	$—
Net income per common share – basic	$.07	$.06	$.10	$.06

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2014	2013	2014	2013
Diluted Earnings Per Share:
Income from continuing operations	$3.8	$2.6	$5.2	$2.8
Income from continuing operations allocated to participating securities	—	—	—	—
Income from continuing operations allocated to common stockholders	$3.8	$2.6	$5.2	$2.8
(Loss) income from discontinued operations	$(.4)	$.3	$(.6)	$(.1)
(Loss) income from discontinued operations allocated to participating securities	—	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$(.4)	$.3	$(.6)	$(.1)
Net income	$3.4	$2.9	$4.6	$2.7
Net income allocated to participating securities	—	—	—	—
Net income allocated to common stockholders	$3.4	$2.9	$4.6	$2.7
Weighted-average common shares outstanding – basic	46.3	46.2	46.3	46.2
Dilutive effect of stock options and restricted shares	.7	.5	.6	.5
Weighted-average common shares outstanding – assuming dilution	47.0	46.7	46.9	46.7
Income from continuing operations per common share – assuming dilution	$.08	$.06	$.11	$.06
Loss from discontinued operations per common share – assuming dilution	$(.01)	$—	$(.01)	$—
Net income per common share – assuming dilution	$.07	$.06	$.10	$.06

Note G – Income Per Share (Continued)
The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013
Weighted-average common shares outstanding	46.3	46.0	46.3	46.0
Weighted-average participating shares outstanding	—	.2	—	.2
Total weighted-average shares outstanding—basic	46.3	46.2	46.3	46.2
Dilutive effect of stock options and restricted shares	.7	.5	.6	.5
Total weighted-average shares outstanding—assuming dilution	47.0	46.7	46.9	46.7
There were no options to purchase common stock and restricted shares of the Company during the second quarters or first halves of 2014 or 2013 that were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.
Note H – Comprehensive Income (Loss)
The following tables reflect the changes in the components of accumulated other comprehensive loss for the three and six months ended May 31, 2014 and 2013, respectively:

Three months ended May 31 2014 and 2013	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - February 28, 2014	$1.3	$(88.5)	$(87.2)

Other comprehensive earnings before reclassifications	(1.3)	—	(1.3)
Amounts reclassified from accumulated other comprehensive earnings	—	.4	.4
Balance - May 31, 2014	$—	$(88.1)	$(88.1)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - February 28, 2013	$(.1)	$(112.0)	$(112.1)

Other comprehensive earnings before reclassifications	(.7)	—	(.7)
Amounts reclassified from accumulated other comprehensive earnings	—	.5	.5
Balance - May 31, 2013	$(.8)	$(111.5)	$(112.3)

Six months ended May 31, 2014 and 2013	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - November 30, 2013	$.2	$(88.8)	$(88.6)

Other comprehensive earnings before reclassifications	(.2)	—	(.2)
Amounts reclassified from accumulated other comprehensive earnings	—	.7	.7
Balance - May 31, 2014	$—	$(88.1)	$(88.1)

Note H – Comprehensive Income (Loss) (Continued)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - November 30, 2012	$(2.2)	$(112.5)	$(114.7)

Other comprehensive earnings before reclassifications	1.4	—	1.4
Amounts reclassified from accumulated other comprehensive earnings	—	1.0	1.0
Balance - May 31, 2013	$(.8)	$(111.5)	$(112.3)
Note I – Inventories
Inventories are stated at the lower of cost or market value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $68.7 million or 49.0% and $56.1 million or 47.5% of inventories at May 31, 2014 and November 30, 2013, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations.

(Dollars in millions)	May 31, 2014	November 30, 2013
Raw materials and supplies	$52.2	$40.1
Work-in-process	8.0	5.6
Finished products	80.0	72.3
Acquired cost of inventories	140.2	118.0
Excess of acquired cost over LIFO cost	(23.2)	(21.7)
Obsolescence reserves	(8.3)	(8.2)
Net Inventories	$108.7	$88.1
Note J - Asset Sale
In May 2014, the Company received $2.3 million as full payment of the remaining balance of the note receivable associated with the 2013 sale of the building and land of its former Columbus, MS facility, which was being accounted for using the deposit method. The note receivable, building and land was recognized at their fair value of $1.6 million. As a result, during the second quarter of 2014, the Company recognized a gain of $0.7 million which is included in Other Income, Net.
Note K – Debt and Credit Lines
Amounts due banks consist of the following debt obligations that are due within the next twelve months:

(Dollars in millions)	May 31, 2014	November 30, 2013
$200 million Term Loan B – current portion (interest at 4.25%)	$2.0	$2.0
Foreign subsidiaries borrowings (interest at 11.5% - 12.9%)	2.0	2.6
Total	$4.0	$4.6
The Company has borrowing facilities at certain of its foreign subsidiaries in India and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries are unsecured and totaled $2.0 million at May 31, 2014 and $2.6 million at November 30, 2013. As of May 31, 2014, total borrowing capacity for foreign working capital credit lines and letters of credit were $25.3 million, of which $2.0 million was utilized as borrowings and $3.0 million was utilized as letters of credit issued.

Note K – Debt and Credit Lines (continued)
The Company’s long-term debt consists of the following:

(Dollars in millions)	May 31, 2014	November 30, 2013
$200 million Term Loan B (interest at 4.25%)	$193.0	$194.0
Senior Unsecured Notes (interest at 7.875%)	250.0	250.0
Capital Lease obligations	3.0	3.0
Senior Revolving Credit Facility (interest at 1.90%)	—	—
	446.0	447.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(.8)	(1.0)
Total Long-Term Debt, net of current portion	$443.2	$444.0
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
Term Loan
The Company also has a $200 million Term Loan (“Term Loan”) (balance of $193.0 million on May 31, 2014). The Term Loan matures May 31, 2018. The Term Loan is secured by all real property, plant and equipment of the Company's U.S. facilities and guaranteed by the material U. S. subsidiaries of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 2.0%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company does not expect to make any annual excess free cash flow payments during 2014. The Company can prepay any amount at anytime without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment.
Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of .7 to 1 at May 31, 2014. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $94.1 million for the last twelve months ended May 31, 2014 which provided a cushion of approximately $69.0 million for covenant measurement purposes.
The Company issued the Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

Note K – Debt and Credit Lines (Continued)
Senior Revolving Credit Facility
The Company also has a Senior Secured Revolving Credit Facility (“Facility”) with a potential availability of $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility matures December 9, 2017. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on May 31, 2014 were $2.7 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the second quarter of 2014 and averaged $78.0 million.
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
At May 31, 2014, the Company had $128.3 million of eligible inventory and receivables to support the borrowing base which is capped at $100 million under the Facility. At May 31, 2014, letters of credit outstanding under the Facility were $2.7 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $87.8 million.
The weighted-average interest rate on the Company’s debt was 6.29% and 6.34% during the second quarters of 2014 and 2013, respectively.
Capital Lease Obligations

At May 31, 2014, the Company has one asset under capital lease totaling $3.0 million, which is included in land.

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of May 31, 2014.

Year Ending November 30:	(Dollars in millions)
2017	$.2
2018	.2
2019	.2
Thereafter	3.4
Total minimum lease payments	4.0
Less: Amount representing estimated executory costs	(.1)
Net minimum lease payments	3.9
Less: Amount representing interest	(.9)
Present value of minimum lease payments	$3.0

Note K – Debt and Credit Lines (Continued)

Additionally, in November 2013, the Company entered into a financing lease with the Cleveland Port Authority for its future corporate headquarters building. The lease is effective upon the completion of construction of the building, which is expected to be completed during the fourth quarter of 2014. During the construction period, the Company will recognize construction costs as they are incurred as increases in property, plant and equipment with an offsetting current liability. Total costs incurred through May 31, 2014 are $4.8 million. At the end of the construction period, the Company will recognize the current liability as a financing lease and record the minimum present value of the lease payments, which is currently estimated to be approximately $14.0 million.
Deferred Financing Fees
Deferred financing costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs and original issue discounts was $0.5 million and $0.6 million for the second quarters of 2014 and 2013, respectively and $1.2 million for each of the first halves of 2014 and 2013.
Note L – Share-Based Employee Compensation
The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million shares of Company stock in the aggregate for a) awards of options to purchase shares of OMNOVA Solutions’ common stock, b) performance stock and performance units, c) restricted stock, d) deferred stock or e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of May 31, 2014, approximately 2.8 million shares of Company common stock remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years.
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
During the first half of 2014, no stock options were issued, expired or forfeited and 60,000 stock options were exercised.
During the first half of 2014, 155,300 restricted shares were issued, 6,692 restricted shares vested and 6,300 shares were forfeited.
Compensation expense for all share-based payments included in general and administrative expense, was $1.2 million and $1.1 million during the first halves of 2014 and 2013, respectively.
As of May 31, 2014, there was $3.4 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
Cash received from stock options that were exercised was $0.3 million during the first half of 2014.

Note M – Employee Benefit Plans
The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(Dollars in millions)	Pension Plans		Health Care Plans
Three months ended May 31, 2014 and 2013	2014	2013	2014	2013
Service costs	$.4	$.4	$—	$—
Interest costs	3.3	3.1	.1	.1
Expected return on plan assets	(3.7)	(3.6)	—	—
Amortization of net actuarial loss (gain)	1.1	1.3	(.4)	(.3)
Amortization of prior service credits	—	—	—	(.1)
Net periodic cost (benefit)	$1.1	$1.2	$(.3)	$(.3)

	Pension Plans		Health Care Plans
Six Months Ended May 31, 2014 and 2013	2014	2013	2014	2013
Service costs	$.8	$.8	$—	$—
Interest costs	6.7	6.2	.3	.2
Expected return on plan assets	(7.5)	(7.3)	—	—
Amortization of net actuarial loss (gain)	2.2	2.6	(.8)	(.7)
Amortization of prior service credits	—	—	(.2)	(.2)
Net periodic cost (benefit)	$2.2	$2.3	$(.7)	$(.7)
The Company expects to contribute approximately $5.1 million to its pension plan trusts during fiscal 2014. The Company made $0.3 million in contributions during the first six months of 2014.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.8 million and $1.5 million for the second quarter and first half of 2014, respectively and $0.7 million and $1.5 million for the second quarter and first half of 2013, respectively.
Note N – Contingencies
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
Note O – Business Segment Information
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

Note O – Business Segment Information (Continued)
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

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2014	2013	2014	2013
Net Sales
Performance Chemicals
Performance Materials	$65.7	$69.6	$123.1	$136.9
Specialty Chemicals	137.2	134.6	251.5	258.5
Total Performance Chemicals	$202.9	$204.2	$374.6	$395.4
Engineered Surfaces
Coated Fabrics	$26.0	$30.5	$49.3	$59.4
Laminates and Performance Films	37.6	36.1	68.6	67.7
Total Engineered Surfaces	63.6	66.6	117.9	127.1
Inter-segment sales	(.1)	—	(.2)	—
Total Net Sales	$266.4	$270.8	$492.3	$522.5
Segment Operating Profit
Performance Chemicals	$13.8	$17.2	$25.9	$31.7
Engineered Surfaces	4.9	1.4	8.3	1.9
Total Segment Operating Profit	18.7	18.6	34.2	33.6
Interest expense	(7.7)	(8.0)	(15.4)	(16.6)
Corporate expense	(5.7)	(5.2)	(11.1)	(10.8)
Debt issuance costs write-off	—	(1.5)	—	(1.5)
Income From Continuing Operations Before Income Taxes	$5.3	$3.9	$7.7	$4.7
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

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$175.9	$—	$100.3	$(9.8)	$266.4
Cost of products sold	144.4	—	79.1	(9.7)	213.8
Gross profit	31.5	—	21.2	(.1)	52.6

Selling, general and administrative	21.4	—	10.1	—	31.5
Depreciation and amortization	5.2	—	3.8	—	9.0
Restructuring and severance	.5	—	—	—	.5
Interest expense	6.9	(.4)	1.2	—	7.7
(Income) loss from subsidiaries	(5.9)	(4.1)	—	10.0	—
Other (income) expense, net	(1.7)	.1	.4	(.2)	(1.4)
	26.4	(4.4)	15.5	9.8	47.3
Income (loss) from continuing operations before income taxes	5.1	4.4	5.7	(9.9)	5.3
Income tax expense (benefit)	1.3	(1.4)	1.6	—	1.5
Income (loss) from continuing operations	3.8	5.8	4.1	(9.9)	3.8
Loss from discontinued operations	(.4)	—	—	—	(.4)
Net Income (loss)	$3.4	$5.8	$4.1	$(9.9)	$3.4

Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$320.0	$—	$190.5	$(18.2)	$492.3
Cost of products sold	259.0	—	149.5	(17.9)	390.6
Gross profit	61.0	—	41.0	(.3)	101.7

Selling, general and administrative	42.3	—	19.8	—	62.1
Depreciation and amortization	10.2	—	7.4	—	17.6
Restructuring and severance	.6	—	.2	—	.8
Interest expense	13.1	(.8)	3.1	—	15.4
(Income) loss from subsidiaries	(9.8)	(6.8)	—	16.6	—
Other (income) expense, net	(2.9)	(.1)	1.2	(.1)	(1.9)
	53.5	(7.7)	31.7	16.5	94.0
Income (loss) from continuing operations before income taxes	7.5	7.7	9.3	(16.8)	7.7
Income tax expense	2.3	(2.3)	2.5	—	2.5
Income (loss) from continuing operations	5.2	10.0	6.8	(16.8)	5.2
Loss from discontinued operations	(.6)	—	—	—	(.6)
Net Income (loss)	$4.6	$10.0	$6.8	$(16.8)	$4.6

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$174.7	$—	$104.4	$(8.3)	$270.8
Cost of products sold	139.6	—	82.3	(8.4)	213.5
Gross profit	35.1	—	22.1	.1	57.3

Selling, general and administrative	21.2	—	10.0	—	31.2
Depreciation and amortization	4.1	—	4.2	—	8.3
Restructuring and severance	2.4	—	2.2	—	4.6
Interest expense	5.9	—	2.1	—	8.0
Debt issuance costs write-off	1.5	—	—	—	1.5
(Income) loss from subsidiaries	(1.3)	(1.7)	—	3.0	—
Other (income) expense, net	(1.1)	—	.9	—	(.2)
	32.7	(1.7)	19.4	3.0	53.4
Income (loss) from continuing operations before income taxes	2.4	1.7	2.7	(2.9)	3.9
Income tax expense (benefit)	(.2)	.5	1.0	—	1.3
Income (loss) from continuing operations	2.6	1.2	1.7	(2.9)	2.6
Income (Loss) from discontinued operations	.3	—	—	—	.3
Net Income (loss)	$2.9	$1.2	$1.7	$(2.9)	$2.9

Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$334.0	$—	$203.2	$(14.7)	$522.5
Cost of products sold	267.3	—	163.9	(15.0)	416.2
Gross profit	66.7	—	39.3	.3	106.3

Selling, general and administrative	42.4	—	19.3	—	61.7
Depreciation and amortization	8.2	—	8.4	—	16.6
Restructuring and severance	3.1	—	2.3	—	5.4
Interest expense	12.4	—	4.1	.1	16.6
Debt issuance costs write-off	1.5	—	—	—	1.5
(Income) loss from subsidiaries	(1.9)	(2.3)	—	4.2	—
Other (income) expense, net	(1.9)	(.1)	1.8	—	(.2)
	63.8	(2.4)	35.9	4.3	101.6
Income (loss) from continuing operations before income taxes	2.9	2.4	3.4	(4.0)	4.7
Income tax expense	.1	.7	1.1	—	1.9
Income (loss) from continuing operations	2.8	1.7	2.3	(4.0)	2.8
Loss from discontinued operations	(.1)	—	—	—	(.1)
Net Income (loss)	$2.7	$1.7	$2.3	$(4.0)	$2.7

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended May 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$3.4	$5.8	$4.1	$(9.9)	$3.4

Other comprehensive (loss) income, net of tax	(.9)	8.8	10.9	(19.7)	(.9)
Comprehensive income (loss)	$2.5	$14.6	$15.0	$(29.6)	$2.5

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended May 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$4.6	$10.0	$6.8	$(16.8)	$4.6

Other comprehensive (loss) income, net of tax	.5	3.7	2.5	(6.2)	.5
Comprehensive income (loss)	$5.1	$13.7	$9.3	$(23.0)	$5.1

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended May 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$2.9	$1.2	$1.7	$(2.9)	$2.9

Other comprehensive income (loss), net of tax	(.2)	2.2	.5	(2.7)	(.2)
Comprehensive income (loss)	$2.7	$3.4	$2.2	$(5.6)	$2.7

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended May 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$2.7	$1.7	$2.3	$(4.0)	$2.7

Other comprehensive income (loss), net of tax	2.4	4.0	1.7	(5.7)	2.4
Comprehensive income (loss)	$5.1	$5.7	$4.0	$(9.7)	$5.1

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position May 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$70.2	$—	$64.1	$—	$134.3
Accounts receivable, net	85.6	—	71.0	—	156.6
Inventories	60.0	—	50.6	(1.9)	108.7
Prepaid expenses and other	3.1	—	11.8	.4	15.3
Deferred income taxes - non-current	6.2	—	2.5	(.4)	8.3
Total Current Assets	225.1	—	200.0	(1.9)	423.2

Property, plant and equipment, net	110.0	—	115.1	—	225.1
Goodwill, trademarks and other intangible assets, net	76.4	—	83.4	—	159.8
Deferred income taxes - non-current	46.4	—	7.2	(6.6)	47.0
Intercompany	372.1	20.5	163.5	(556.1)	—
Investments in subsidiaries	99.1	204.1	—	(303.2)	—
Other assets	10.8	3.8	1.1	—	15.7
Total Assets	$939.9	$228.4	$570.3	$(867.8)	$870.8

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$2.0	$—	$4.0
Accounts payable	49.8	.2	52.5	—	102.5
Accrued payroll and personal property taxes	10.7	—	8.1	—	18.8
Employee benefit obligations	2.1	—	—	—	2.1
Accrued interest	1.7	—	—	—	1.7
Deferred income taxes	—	—	.4	(.4)	—
Other current liabilities	8.9	—	2.8	(2.7)	9.0
Total Current Liabilities	75.2	.2	65.8	(3.1)	138.1

Long-term debt	443.2	—	—	—	443.2
Postretirement benefits other than pensions	6.0	—	—	—	6.0
Pension liabilities	54.2	—	12.5	—	66.7
Deferred income taxes	—	—	29.3	(6.7)	22.6
Intercompany	168.6	118.7	257.1	(544.4)	—
Other liabilities	7.7	—	1.5	—	9.2
Total Liabilities	754.9	118.9	366.2	(554.2)	685.8
Shareholder's Equity	185.0	109.5	204.1	(313.6)	185.0
Total Liabilities and Shareholders’ Equity	$939.9	$228.4	$570.3	$(867.8)	$870.8

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Financial Position November 30, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$102.1	$—	$62.8	$—	$164.9
Accounts receivable, net	56.9	—	66.2	—	123.1
Inventories	45.6	—	44.1	(1.6)	88.1
Deferred income taxes - current	6.2	—	2.8	(.6)	8.4
Prepaid expenses and other	6.8	—	10.3	.5	17.6
Total Current Assets	217.6	—	186.2	(1.7)	402.1

Property, plant and equipment, net	110.1	—	116.4	—	226.5
Goodwill, trademarks and other intangible assets, net	76.9	—	85.6	—	162.5
Deferred income taxes - non-current	46.9	—	7.1	(7.1)	46.9
Intercompany	386.0	14.6	164.3	(564.9)	—
Investments in subsidiaries	134.0	194.6	—	(328.6)	—
Other assets	12.0	3.8	.9	—	16.7
Total Assets	$983.5	$213.0	$560.5	$(902.3)	$854.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$2.6	$—	$4.6
Accounts payable	38.4	—	53.5	.2	92.1
Accrued payroll and personal property taxes	14.5	—	5.9	—	20.4
Employee benefit obligations	2.1	—	—	—	2.1
Accrued interest	1.7	—	—	—	1.7
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	7.5	.2	—	(1.9)	5.8
Total Current Liabilities	66.2	.2	62.6	(2.3)	126.7

Long-term debt	444.0	—	—	—	444.0
Postretirement benefits other than pensions	6.5	—	—	—	6.5
Pension liabilities	55.2	—	12.0	—	67.2
Deferred income taxes	—	—	30.4	(7.1)	23.3
Intercompany	226.1	84.2	259.4	(569.7)	—
Other liabilities	7.5	—	1.5	—	9.0
Total Liabilities	805.5	84.4	365.9	(579.1)	676.7
Shareholder's Equity	178.0	128.6	194.6	(323.2)	178.0
Total Liabilities and Shareholders’ Equity	$983.5	$213.0	$560.5	$(902.3)	$854.7

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Cash Flows for the Six Months Ended May 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Provided By Operating Activities	$(26.1)	$(.6)	$3.4	$3.4	$(19.9)

Investing Activities
Capital expenditures	(6.7)	—	(3.9)	—	(10.6)
Proceeds from notes receivable	2.3	—	—	—	2.3
Net Cash Used In Investing Activities	(4.4)	—	(3.9)	—	(8.3)

Financing Activities
Repayment of debt obligations	(1.0)	—	—	—	(1.0)
Short-term debt (payments), net	—	—	(.7)	—	(.7)
Payments received from the exercise of stock options	.3	—	—	—	.3
Net Cash Used In Financing Activities	(.7)	—	(.7)	—	(1.4)
Effect of exchange rate changes on cash	(.7)	.6	2.5	(3.4)	(1.0)
Net (Decrease) Increase in Cash and Cash Equivalents	(31.9)	—	1.3	—	(30.6)
Cash and cash equivalents at beginning of period	102.1	—	62.8	—	164.9
Cash and Cash Equivalents at End of Period	$70.2	$—	$64.1	$—	$134.3

Condensed Consolidating Statements of Cash Flows for the Six Months Ended May 31, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Provided By Operating Activities	$(4.2)	$—	$(.6)	$(4.8)	$(9.6)

Investing Activities
Capital expenditures	(4.7)	—	(4.9)	—	(9.6)
Proceeds from asset sale	.3	—	—	—	.3
Investments in subsidiary and other	(5.2)	(8.6)	—	13.8	—
Net Cash (Used In) Investing Activities	(9.6)	(8.6)	(4.9)	13.8	(9.3)

Financing Activities
Repayment of debt obligations	(1.0)	—	(3.4)	3.4	(1.0)
Short-term debt (payments), net	—	—	1.0	—	1.0
Payments for debt refinancing	(1.2)	—	—	—	(1.2)
Other	—	8.6	8.6	(17.2)	—
Payments received from the exercise of stock options	.1	—	—	—	.1
Net Cash (Used In) Provided By Financing Activities	(2.1)	8.6	6.2	(13.8)	(1.1)
Effect of exchange rate changes on cash	(5.5)	—	5.7	4.8	5.0
Net (Decrease) Increase in Cash and Cash Equivalents	(21.4)	—	6.4	—	(15.0)
Cash and cash equivalents at beginning of period	98.7	—	44.3	—	143.0
Cash and Cash Equivalents at End of Period	$77.3	$—	$50.7	$—	$128.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial and residential end uses. As discussed in Note A to the Company’s Unaudited Interim Consolidated Financial Statements, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products include hollow plastic pigment, resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in paper and packaging, specialty coatings, carpet, nonwovens, construction, oil/gas drilling and recovery, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, bio-based polymers and various other specialty applications. The Engineered Surfaces segment develops, designs, produces and markets a broad line of functional and decorative surfacing products, including coated fabrics, surface laminates and performance films. These products are used in numerous applications, including transportation (automotive, bus and other mass transit, marine and motorcycle, recreational vehicles and manufactured housing), commercial building refurbishment, remodeling and new construction, kitchen and bath cabinets, flooring, commercial and residential furniture, retail display fixtures, home furnishings and commercial appliances, and performance films for pool liners, banners, tents, ceiling tiles and medical devices. Please refer to Item 1. Business, of the Company’s 2013 Annual Report on Form 10-K for further description of and background on the Company’s operating segments.
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
The Company’s chief operating decision maker, its CEO, evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on the products and services provided. Accounting policies of the segments are the same as those described in Note A of the Company’s Unaudited Interim Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to Note O of the Company’s Unaudited Interim Consolidated Financial Statements.
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
OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 42% of its sales in the first half of 2014. Customers with sales price index contracts are primarily in the performance materials product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e., styrene and butadiene). The performance materials' product line profitability has declined over the past few quarters as competitive pricing pressures have reduced the negotiated fixed amount per pound. The contract mechanisms, however, generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.
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
Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2011 through 2013 and estimated purchases for 2014 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2014 (estimated)	185	$0.69 - $0.84
2013	172	$0.71 - $0.93
2012	177	$0.57 - $0.78
2011	205	$0.65 - $0.77
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2011 through 2013 and estimated purchases for 2014 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2014 (estimated)	150	$0.55 - $0.82
2013	139	$0.44 - $1.01
2012	158	$0.84 - $1.98
2011	175	$0.86 - $1.77
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
Results of Operations for the Three Months Ended May 31, 2014 Compared to the Three Months Ended May 31, 2013
The Company's net sales in the second quarter of 2014 were $266.4 million compared to $270.8 million in the second quarter of 2013. The Performance Chemicals business segment revenue decreased by $1.3 million or .6% while the Engineered Surfaces business segment revenue decreased $3.0 million or 4.5%. Contributing to the net sales decrease in 2014 were reduced pricing of $9.4 million, which was partially offset by volume increases of $4.4 million and favorable currency translation effects of $0.6 million. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in Performance Materials and competitive pressure in several markets.
Gross profit in the second quarter of 2014 was $52.6 million with a gross profit margin of 19.7% compared to gross profit of $57.3 million and a gross profit margin of 21.2% in the second quarter of 2013. The decrease in gross profit margin was primarily due to the lower selling prices, higher global logistics costs and an unfavorable year-over-year LIFO inventory reserve valuation adjustment of $1.7 million, which were partially offset by lower raw material costs. Raw material costs declined $6.5 million in the second quarter of 2014 compared to the second quarter of 2013.
Selling, general and administrative expense in the second quarter of 2014 was $31.5 million, or 11.8% of sales, compared to $31.2 million, or 11.5% of net sales in the second quarter of 2013.
Interest expense was $7.7 million in the second quarter of 2014, compared to $8.0 million for the same period a year ago. The decrease is primarily due to lower borrowing spreads as a result of the March 2013 term loan refinancing and lower foreign borrowings.
Income tax expense was $1.5 million in the second quarter of 2014, a 28.3% effective income tax rate, compared to income tax expense of $1.3 million, or a 33.3% effective tax rate in the second quarter of 2013. The rates in 2014 and 2013 were lower than the Company's U.S. federal statutory rates primarily due to income in foreign jurisdictions where the statutory tax rate is less than the U.S. federal statutory rate.
The Company generated income from continuing operations of $3.8 million or $0.08 per diluted share in the second quarter of 2014 compared to $2.6 million or $0.06 per diluted share in the second quarter of 2013.
Net income for the second quarter of 2014 was $3.4 million, or $0.07 per diluted share, compared to $2.9 million, or $0.06 per diluted share in the prior year.
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
The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	May 31,
(Dollars in millions)	2014	2013
Net Sales
Performance Chemicals
Performance Materials	$65.7	$69.6
Specialty Chemicals	137.2	134.6
Total Performance Chemicals	$202.9	$204.2
Engineered Surfaces
Coated Fabrics	$26.0	$30.5
Laminates and Performance Films	37.6	36.1
Total Engineered Surfaces	63.6	66.6
Inter-segment sales	(.1)	—
Consolidated Net Sales	$266.4	$270.8

Segment Gross Profit:
Performance Chemicals	$38.0	$42.0
Engineered Surfaces	14.6	15.3
Consolidated Gross Profit	$52.6	$57.3

Segment Operating Profit:
Performance Chemicals	$13.8	$17.2
Engineered Surfaces	4.9	1.4
Interest expense	(7.7)	(8.0)
Corporate expense	(5.7)	(5.2)
Debt issuance costs write-off	—	(1.5)
Consolidated Income from Continuing Operations Before Income Taxes	$5.3	$3.9

Performance Chemicals
Performance Chemicals' net sales decreased $1.3 million to $202.9 million during the second quarter of 2014 compared to $204.2 million during the second quarter of 2013. The decrease was primarily due to reduced customer pricing of $10.1 million as a result of lower raw material costs and their impact on index pricing and competitive pricing pressure in certain North American Performance Materials markets. This was partially offset by higher volumes of $7.3 million, driven by improvement in the U.S. residential and European end-use market,s and favorable currency translation of $1.5 million. Net sales for the Performance Materials product line decreased $3.9 million to $65.7 million during the second quarter of 2014 compared to $69.6 million during the second quarter of 2013, driven primarily by reduced pricing. Net sales for the Specialty Chemicals product line increased $2.6 million to $137.2 million during the second quarter of 2014, compared to $134.6 million during the second quarter of 2013, driven primarily by higher year-over-year volumes in coatings, oilfield solutions and elastomeric modifiers which was partially offset by reduced customer pricing.
Performance Chemicals' gross profit was $38.0 million with a gross profit margin of 18.7% during the second quarter of 2014 compared to $42.0 million with a gross profit margin of 20.6% in the second quarter of 2013. The decrease in gross profit margin was primarily due to the lower selling prices, higher global logistics expense, and an unfavorable year-over-year LIFO inventory reserve valuation adjustment of $1.5 million and customer-related temporary delays in product shipments, which were partially offset by lower raw material costs. Raw material costs declined $6.7 million in the second quarter of 2014 compared to the second quarter of 2013.
This segment generated an operating profit of $13.8 million in the second quarter of 2014 compared to $17.2 million in the second quarter of 2013. The decrease in segment operating profit was primarily due to the lower gross profit. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2014 include $0.6 million of accelerated depreciation expense related to assets for which production will be transferred to another Performance Chemicals facility and $0.4 million of severance charges as a result of workforce reductions. Those items for the second quarter of 2013 include $1.6 million of severance costs as a result of workforce reductions.
Engineered Surfaces
Engineered Surfaces' net sales decreased $3.0 million, or 4.5%, to $63.6 million in the second quarter of 2014 from $66.6 million in the second quarter of 2013 primarily due to lower sales in U.S. coated fabrics and the strategic decision in 2013 to exit certain low margin China residential furniture applications, and unfavorable currency translation, which were partially offset by improved customer pricing of 1%. Coated Fabrics net sales were $26.0 million in the second quarter of 2014 compared to $30.5 million in the second quarter of 2013. Net sales for the Laminates and Performance Films product lines were $37.6 million during the second quarter of 2014 compared to $36.1 million during the second quarter of 2013 as sales improved in laminates.
Engineered Surfaces' gross profit was $14.6 million with a gross profit margin of 23.0% during the second quarter of 2014 compared to $15.3 million and a gross profit margin of 23.0% in the second quarter of 2013. Included in gross profit were higher logistics costs which were partially offset by favorable product mix, and positive pricing actions.
Segment operating profit was $4.9 million for the second quarter of 2014 compared to $1.4 million for the second quarter of 2013. Segment operating profit in the second quarter of 2014 was better because of the favorable product mix and higher customer pricing, partially offset by higher raw material costs and higher logistics costs. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2014 include a gain of $0.7 million relating to the settlement of a note receivable from the sale of the Columbus, Mississippi plant and plant closure costs of $0.1 million, while the second quarter of 2013 includes plant closure and transition costs of $1.4 million and workforce reduction actions of $1.9 million.
Corporate
Corporate expenses were $5.7 million in the second quarter of 2014 compared to $5.2 million in the second quarter of 2013. The increase is primarily due to higher employment expenses.
Results of Operations for the Six Months Ended May 31, 2014 Compared to the Six Months Ended May 31, 2013
The Company's net sales in the first half of 2014 were $492.3 million compared to $522.5 million in the first half of 2013. The Performance Chemicals business segment revenue decreased by $20.8 million or 5.3% while the Engineered Surfaces business segment revenue decreased $9.2 million or 7.2%. Contributing to the net sales decrease in 2014 were reduced pricing of $20.6 million and lower volumes of $10.6 million partially offset by favorable currency translation effects of $1.2 million. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in Performance Materials and competitive pressure in several markets
Gross profit in the first half of 2014 was $101.7 million with a gross profit margin of 20.7% compared to gross profit of $106.3 million and a gross profit margin of 20.3% in the first half of 2013. The decrease in gross profit was primarily due to the lower selling prices, higher global logistics costs and an unfavorable year-over-year LIFO inventory reserve valuation adjustment of $2.4 million,which were partially offset by lower raw material costs and favorable product mix. Raw material costs declined $16.9 million in the first half of 2014 compared to the first half of 2013.
Selling, general and administrative expense in the first half of 2014 was $62.1 million, or 12.6% of sales, compared to $61.7 million, or 11.8% of net sales in the first half of 2013. The slight increase in expense for the first half of 2014 is primarily due to higher employee costs.
Interest expense was $15.4 million in the first half of 2014, compared to $16.6 million for the same period a year ago. The decrease is primarily due to lower borrowing spreads as a result of the March 2013 term loan refinancing and lower foreign borrowings.
Income tax expense was $2.5 million in the first half of 2014, a 32.5% effective income tax rate, compared to income tax expense of $1.9 million, or a 40.4% effective tax rate in the first half of 2013. The rate in 2014 was lower than the Company's U.S. federal statutory rates primarily due to income in foreign jurisdictions where the statutory tax rate is less than the U.S. federal statutory rate. The Company estimates its full year 2014 effective tax rate will be approximately 27% to 30%. Additionally, cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $113.6 million of U.S. federal net operating loss carryforwards, $108.9 million of U.S. state and local net operating loss carryforwards, $0.4 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The majority of the federal, state and local net operating loss carryforwards expire between 2022 and 2033.
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
The Company generated income from continuing operations of $5.2 million or $0.11 per diluted share in the first half of 2014 compared to $2.8 million or $0.06 per diluted share in the first half of 2013.

Segment Discussion

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Six Months Ended
	May 31,
(Dollars in millions)	2014	2013
Net Sales
Performance Chemicals
Performance Materials	$123.1	$136.9
Specialty Chemicals	251.5	258.5
Total Performance Chemicals	$374.6	$395.4
Engineered Surfaces
Coated Fabrics	$49.3	$59.4
Laminates and Performance Films	68.6	67.7
Total Engineered Surfaces	117.9	127.1
Inter-segment sales	(.2)	—
Consolidated Net Sales	$492.3	$522.5

Segment Gross Profit:
Performance Chemicals	$73.4	$78.7
Engineered Surfaces	28.3	27.6
Consolidated Gross Profit	$101.7	$106.3

Segment Operating Profit:
Performance Chemicals	$25.9	$31.7
Engineered Surfaces	8.3	1.9
Interest expense	(15.4)	(16.6)
Corporate expense	(11.1)	(10.8)
Debt issuance costs write-off	—	(1.5)
Consolidated Income from Continuing Operations Before Income Taxes	$7.7	$4.7
Performance Chemicals
Performance Chemicals' net sales decreased $20.8 million to $374.6 million during the first half of 2014 compared to $395.4 million during the first half of 2013. The decrease was primarily due to reduced customer pricing of $22.0 million as a result of lower raw material costs and their impact on index pricing and competitive pricing pressure in certain North American Performance Materials markets. Net sales for the Performance Materials product line decreased $13.8 million to $123.1 million during the first half of 2014 compared to $136.9 million during the first half of 2013, driven primarily by reduced pricing. Net sales for the Specialty Chemicals product line decreased $7.0 million to $251.5 million during the first half of 2014, compared to $258.5 million during the first half of 2013, driven primarily by reduced pricing, and lower year-over-year volumes in most markets except for coatings, contract manufacturing, and oilfield solutions which were partially offset by favorable currency translation.
Performance Chemicals' gross profit was $73.4 million with a gross profit margin of 19.6% during the first half of 2014 compared to $78.7 million with a gross profit margin of 19.9% in the first half of 2013. The decrease in gross profit margin was primarily due to the lower selling prices, higher logistics costs and an unfavorable year-over-year LIFO inventory reserve valuation adjustment of $1.7 million, which was partially offset by lower raw material costs and favorable product mix. Raw material costs declined $15.5 million in the first half of 2014 compared to the first half of 2013.
This segment generated an operating profit of $25.9 million in the first half of 2014 compared to $31.7 million in the first half of 2013. The decrease in segment operating profit was primarily due to the lower gross profit, which was partially offset by cost reduction actions and favorable product mix. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first half of 2014 include $1.2 million of accelerated depreciation expense related to assets for which production will be transferred to another Performance Chemicals facility and $0.4 million of severance costs as a result of workforce reductions. Those items for the first half of 2013 include $2.2 million of severance costs as a result of workforce reductions.
Engineered Surfaces
Engineered Surfaces' net sales decreased $9.2 million, or 7.2%, to $117.9 million in the first half of 2014 from $127.1 million in the first half of 2013 primarily due to lower volumes in Coated Fabrics due to the strategic decision in 2013 to exit certain low margin China residential furniture applications and unfavorable currency translation of $0.3 million, which were partially offset by improved customer pricing of 1%. Coated Fabrics net sales were $49.3 million in the first half of 2014 compared to $59.4 million in the first half of 2013. Net sales for the Laminates and Performance Films product lines were $68.6 million during the first half of 2014 compared to $67.7 million during the first half of 2013.
Engineered Surfaces' gross profit was $28.3 million with a gross profit margin of 24.0% during the first half of 2014 compared to $27.6 million and a gross profit margin of 21.7% in the first half of 2013. The improvement in the gross profit margin is due to favorable product mix, positive pricing actions, lower raw material costs, lower manufacturing costs related to the closure of an under-utilized production plant in the first quarter of 2013 and the exit of the low margin Coated Fabrics business mentioned above.
Segment operating profit was $8.3 million for the first half of 2014 compared to $1.9 million for the first half of 2013. Segment operating profit in the first half of 2014 was better because of the improved gross profit margin. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first half of 2014 include plant closure and workforce reduction costs of $0.4 million and a gain of $0.7 million relating to the settlement of a note receivable from the sale of the Columbus, Mississippi plant, while the first half of 2013 includes workforce reduction actions of $2.1 million and plant closure and transition charges of $2.5 million.
Corporate
Corporate expenses were $11.1 million in the first half of 2014 compared to $10.8 million in the first half of 2013. The increase is primarily due to higher employment expenses.
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
There were no net sales attributable to discontinued businesses for the three months ended May 31, 2014 and 2013. There were no sales in the first half of 2014 and net sales were $2.1 million for the first half of 2013. Losses before income taxes for the discontinued businesses were $0.6 million for the three months ended May 31, 2014 compared to income before income taxes of $0.4 million for the three months ended May 31, 2013 and losses before income taxes were $0.9 million and $0.2 million for the six months ended May 31, 2014 and 2013, respectively.
Financial Resources

	Six Months Ended May 31,
	2014	2013	Change
Cash used in operating activities	$(19.9)	$(9.6)	$(10.3)
Cash used in investing activities	$(8.3)	$(9.3)	$1.0
Cash used in financing activities	$(1.4)	$(1.1)	$(.3)
Decrease in cash and cash equivalents	$(30.6)	$(15.0)	$(15.6)
Cash used in operating activities was $19.9 million for the first half of 2014 compared to cash used of $9.6 million in the first half of 2013. Cash used in operations increased in 2014 compared to the first half of 2013 primarily due to an increase in working capital. Accounts receivable increased due to an extension of payment terms and also due to timing of collections while the Company’s Days Sales Outstanding (“DSO”) increased from 47.8 days at November 30, 2013 to 51.2 days at May 31, 2014. Inventory increased due to anticipated cyclical demand.
Cash used in investing activities was $8.3 million in the first half of 2014 and $9.3 million in the first half of 2013 related primarily to capital expenditures. Also included in 2014 are $2.3 million of proceeds received from the settlement of a note receivable. The Company expects to spend approximately $50.0 million for capital expenditures during 2014. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The expected increase in capital expenditures over 2013 is primarily due to expansion of acrylics manufacturing capability at the Company's Mogadore, Ohio plant and construction of the Company's future new corporate headquarters building. The Company is funding the corporate headquarters building through a financing lease issued by the Cleveland Port Authority (see Note K) while it plans to fund remaining capital expenditures with cash flow generated from operations.
Cash used in financing activities was $1.4 million in the first half of 2014 and $1.1 million in the first half of 2013, which were both primarily due to debt repayments. Total debt was $448.0 million as of May 31, 2014, which includes $250.0 million for Senior Notes, $193.0 million for the Term Loan, $2.0 million of foreign debt and $3.0 million for a capital lease obligation, compared to $449.6 million as of November 30, 2013. The Company’s cash balance of $134.3 million at May 31, 2014, consists of $70.2 million in the U.S., $29.1 million in Europe and $35.0 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its capital requirements for at least the next twelve months.

Debt
Please refer to Note K to the Unaudited Interim Consolidated Financial Statements for a discussion of debt.
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
Environmental Matters
The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2014 reflects reserves for environmental remediation of $0.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.
Employee Matters
At May 31, 2014, the Company employed approximately 2,280 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 9.9% or 225 of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

New Accounting Pronouncements
Please refer to Note A to the Unaudited Interim Consolidated Financial Statements for a discussion of accounting standards adopted in 2014 and accounting standards not yet adopted.
Forward-Looking Statements
This quarterly report on Form 10-Q includes descriptions of our business, operations, assets and other matters affecting the Company, as well as “forward-looking statements” as defined by federal securities laws. All forward-looking statements by the Company, including verbal statements, are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectation, judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address business conditions and prospects, strategy, capital structure, debt and cash levels, sales, profits, earnings, markets, products, technology, operations, customers, raw materials, claims and litigation, financial condition, and accounting policies among other matters. Words such as, but not limited to, “will,” “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “would,” “could,” "committed," and similar expressions or phrases identify forward-looking statements.
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
All written and verbal descriptions of our business, operations and assets and all forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risks, uncertainties, and cautionary statements contained and referenced herein. All such descriptions and forward-looking statements speak only as of the date on which such description or statement is made, and the Company undertakes no obligation, and specifically declines any obligation, other than that imposed by law, to publicly update or revise any such descriptions or forward-looking statements whether as a result of additional information, future events or otherwise.
Risks and uncertainties that may adversely impact our business, operations, assets, or other matters affecting the Company, and which may cause actual results to differ materially from expected results include, among others: economic trends and conditions affecting the economy in general and/or the Company’s end-use markets; prices and availability of raw materials including styrene, butadiene, vinyl acetate monomer, polyvinyl chloride, acrylonitrile, acrylics and textiles; ability to increase pricing to offset raw material cost increases; product substitution and/or demand destruction due to product technology, performance or cost disadvantages; high degree of customer concentration and potential loss of a significant customer; supplier, customer and/or competitor consolidation; customer credit and bankruptcy risk; failure to successfully develop and commercialize new products; a decrease in regional customer demand due to reduced in-region production or increased import competition; risks associated with international operations including political unrest, fluctuations in exchange rates, and regulatory uncertainty; failure to successfully implement productivity enhancement and cost reduction initiatives; risks associated with chemical handling and manufacturing including chemical exposure, releases and explosions; acts of war, terrorism, natural disasters or accidents, including fires, floods, explosions and releases of hazardous substances; unplanned full or partial suspension of plant operations; ability to comply, and cost of compliance with legislative and regulatory changes, including changes impacting environmental, health and safety compliance and changes which may restrict or prohibit the Company from using or selling certain products and raw materials; losses from the Company’s strategic alliance, joint venture, acquisition, integration and operational activities; rapid inflation in health care costs; loss of key employees and inability to attract and retain new key employees; prolonged work stoppage resulting from labor disputes with unionized workforce; changes in, and significant contributions required to meet pension plan funding obligations; attacks on and/or failure of the Company’s information systems; infringement or loss of the Company’s intellectual property; litigation and claims against the Company related to products, services, contracts, employment, environmental, safety, intellectual property and other matters; adverse litigation judgments or settlements; absence of or inadequacy of insurance coverage for litigation judgments, settlements or other losses; higher than expected capital expenditures; availability of financing at anticipated rates and terms; and loan covenant default arising from substantial debt and leverage and the inability to service that debt, including increases in applicable short-term or long-term borrowing rates.
For further information on risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Quantitative and Qualitative Disclosure About Market Risk
The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note K to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $193.0 million as of May 31, 2014. Non-U. S. borrowings with banks were $2.0 million as of May 31, 2014. The weighted average effective interest rate of the Company’s outstanding debt was 6.29% as of May 31, 2014. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.
The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation gain of $1.8 million as of May 31, 2014, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures
Controls and Procedures
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2014 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. Other than described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2014, filed with the SEC on June 25, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2014; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2014; (iii) the Consolidated Statements of Financial Position at May 31, 2014 and November 30, 2013; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2014; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	June 25, 2014	By	/s/ Michael E. Hicks
Michael E. Hicks
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 25, 2014	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2014, filed with the SEC on June 25, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2014; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2014; (iii) the Consolidated Statements of Financial Position at May 31, 2014 and November 30, 2013; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2014; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.