Form 10-K
period 2014-11-30
OMNOVA SOLUTIONS INC
filed 2015-01-23
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended November 30, 2014	Commission File Number 1-15147
 OMNOVA Solutions Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

25435 Harvard Road, Beachwood, Ohio	44122-6201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (216) 682-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act)  Yes  ☐  No  ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $430,463,463 based on the closing price per share of $9.46 on May 31, 2014, the last business day of the registrant’s most recently completed second quarter.

As of January 20, 2015, there were 46,886,086 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2015 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA SOLUTIONS INC.

Annual Report on Form 10-K
For the Year Ended November 30, 2014

PART I

Item 1.	Business

Introduction

OMNOVA Solutions Inc. (referred to in this report as OMNOVA Solutions, OMNOVA, the Company, we or our) became an independent publicly-traded company on October 1, 1999, when it was spun off by GenCorp Inc., the former parent company. OMNOVA Solutions is incorporated under the laws of the State of Ohio, and its headquarters is located at 25435 Harvard Road, Beachwood, Ohio 44122-6201.

OMNOVA Solutions is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. We have strategically located manufacturing, technical, and sales facilities in North America, Europe, China, Thailand, and India to service our broad customer base.

OMNOVA operates two business segments: Performance Chemicals and Engineered Surfaces. Of our 2014 net sales, 76% were derived from the Performance Chemicals segment and 24% were derived from the Engineered Surfaces segment. Financial information relating to the Company’s business segments is set forth in Note R to the Consolidated Financial Statements of this report.

Performance Chemicals

Background

Our Performance Chemicals segment began in 1952 as part of The General Tire & Rubber Company (later known as GenCorp). Initially, the business focused on the manufacture of styrene butadiene latex for the paper industry and styrene butadiene vinyl pyridine latex for tire cord adhesives in a single facility in Mogadore, Ohio. Since that time, the business has grown through internal development and acquisitions to include six U.S. and four international manufacturing sites with expanded capabilities, chemistries and applications, as well as technology centers and sales offices in the U.S., Europe, and Asia.

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemical, and bio-based chemistries. We are a leading supplier in a wide range of niche applications. We operate well maintained, strategically located, cost competitive production facilities in North America, Europe, China, and India. Our custom-formulated products include latices, hollow plastic pigments, resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers, which are used in oil & gas, specialty coatings, paper, carpet, nonwovens, construction, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & thermoplastics, and various other specialty applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility, and enhanced appearance. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymerization and emulsion polymer technology and for its ability to rapidly develop, manufacture, and deliver highly customized products that provide innovative and value-added solutions to customers across a broad array of end markets and applications.

The following table shows major Performance Chemicals products, end-use applications, and brand names:

Product Line	% of Performance Chemicals Fiscal 2014 Net Sales	Primary Products	End-use Applications	Brand Names
Performance Materials	42%	SB and SBA latex binders and crosslinkers, lubricants and hollow plastic pigments, styrene butadiene vinyl pyridine, VP latex and bio-based polymers	Paper, Packaging, Carpet and Tire Cord
SUNREZ, OMNAREZ, SUNKOTE, SEQUALFLOW, SUNKEM, GENCRYL, SUNSIZE, ECOKOTE, ACCUKOTE, LYTRON, HPP, REACTOPAQUE, GENFLO, GENCRYL PT, OMNAGLIDE, SEQUAREZ, GENTAC, PLIOCORD, OMNATUF, OMNABLOC, GENCAL, NOVAGREEN, LYTRON

Product Line	% of Performance Chemicals Fiscal 2014 Net Sales	Primary Products	End-use Applications	Brand Names
Specialty Chemicals	58%
SB, SBA, acrylic,
vinyl acrylic, styrene
acrylic and polyvinyl
acetate emulsion
polymers, solid
plastic pigments,
solid & glyoxal
resins, phenolic and
diphenylamine
antioxidants, NBR
powders and
dispersions,
elastomers, silicone
emulsions,
polyethylene resins, and fluoropolymers, opacifiers and bio-based polymers
			Nonwovens, Textiles, Graphic Arts, In-mold Coatings, Floor Care, Oil & Gas, Coatings, Construction, Fluorosurfactants, Antioxidants, EMOD, Reinforcing Resins and Opacifier/Personal Care
PERMALOFT, OMNABOND, SUNSIZE, GENFLO, GENCRYL, OMNAPEL, SEQUABOND, SUNCRYL, ACRYGEN, SUNBOND, SEDGERES, PRYM, SEDGEQUEST, SEDGELEV, SEDGESPERSE, SEDGESAV, SEQUAWET, SEQUACLEAN, WARCOSET, WARCO, SEQUASOFT, SEDGELCLEAN, SEDGEDYE, SEDGEFIX, SEDGEGARD, SEDGEKIL, SEDGELUB, SEDGEMUL, SEQUALINK, SEDGESCOUR, SEDGESOFT, SUNKOTE, MYKON, PERMAFRESH, SEQUAPEL, X-CAPE, MYKOSOFT, MYKOSIL, NORANE, IMPREGNOLE, MYKOWICK, ACRYGEN, NOVACRYL, GENFLO, SECOAT, SECRYL, SEQUABOND, CDP, UNIQ-PRINT, GENGLAZE, STYLECOAT, OMNAGLO, MORGLO, RWL, ML, MORFLO, MORSHINE, CONREZ, NM, NH, CONLEX, VERUS, VISCODRILL, GENCEAL, CM, DF, HYDROPLIOLITE, PLIOLITE, PLIOTONE, PLIOWAY, PLIOTEC, GENCEAL, POLYFOX, WINGSTAY, SUNIGUM, CHEMIGUM, LYTRON

Performance Materials.    OMNOVA Solutions is a leading North American supplier of custom-formulated SB and SBA latex and hollow plastic pigments for paper and paperboard coatings. In addition, we produce a broad variety of specialty chemical additives and binder chemistries for coating applications in the paper, packaging, and paperboard industries. Our commitment to product innovation has enhanced our market position by creating products for the paper industry that improve the printability, strength, gloss, opacity, and moisture resistance of coated papers and paperboard. Applications for our products include paper and paperboard coatings used in magazines, catalogs, direct mail advertising, brochures, specialty papers, food cartons, and household and other consumer and industrial packaging.

OMNOVA is also a leading North American supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and adhere the primary backing to the secondary backing, while meeting the stringent manufacturing, environmental, odor, flammability, and flexible installation requirements of our customers. Our strong historical position in residential carpeting has been enhanced by new products to serve that market, as well as innovations in commercial carpet backing binders that provide moisture barrier and other properties, enabling the replacement of higher cost polyurethane binders.

OMNOVA is also a leading global supplier of vinyl pyridine latex which is used in fabric bonding to rubber in tire and belting applications.

Sales of our Performance Materials products represented 32.1% of our consolidated net sales for 2014, 33.3% for 2013, and 37.5% for 2012.

Specialty Chemicals.    OMNOVA Solutions is a leading global supplier of polymers, dispersions, antioxidants, elastomers, and other specialty chemicals for a variety of product categories. Applications for our specialty polymers and chemicals include specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), construction, oil and gas drilling and recovery, adhesives, tape, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & hoses, personal care, and various other specialty applications. Our focus is on developing unique products for custom applications that address specific customer needs, including enhanced functionality, high temperature, chemical and UV resistance, improved environmental performance, and improved processibility. Sales of our Specialty Chemicals products represented 43.5% of our consolidated net sales for 2014, 42.7% for 2013, and 39.3% for 2012.

Effective November 2014, the Company realigned product lines within its Performance Chemicals segment in an effort to integrate business team structures. The Tire Cord line was moved from Specialty Chemicals to Performance Materials. All prior period amounts have been reclassified to conform to current year presentation.

Markets and Customers

The Performance Materials product line is highly competitive based on quality, customer service, product performance, price, field technical support, and product innovations. The specialties product line includes many product categories that are performance driven where product innovation, technical service, and application support are key competitive differentiators including coating resins. One of our significant

Performance Materials' customers, Verso Paper Corp., has acquired NewPage Holdings Inc., another one of our significant Performance Materials' customers.

 Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through dedicated internal marketing, sales, and technical service teams focused on providing highly responsive customized solutions.

Competition

Performance Chemicals primarily competes with larger chemical companies, including Trinseo, BASF, Lanxess, Lubrizol, Wacker, Celanese, Dow, Arkema, Kumho, Hexion, Yatai, and Addivant, and with smaller regional companies such as Zeon, Rashig, Croslene, and Jubilant. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance, innovation, and industry reputation. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories, and we believe that we are a leader in several categories, including SB and SBA latex paper coatings and carpet backing binders in North America and a global leader in nonwoven SB binders, SB vinyl pyridine tire cord adhesives, floor care polymers, and polymers used in the manufacturing of masking and other tapes. In addition, we also retain strong, industry recognized brands in antioxidants, specialty coatings, and elastomers.

Engineered Surfaces

Background

Our Engineered Surfaces segment began in 1945 when The General Tire & Rubber Company (later known as GenCorp) purchased a coated fabrics manufacturing facility located in Jeannette, Pennsylvania from the Pennsylvania Rubber Company. Since that time, the business has grown through internal development and acquisitions to include three U.S. and two international manufacturing sites; a distribution center in the U.S.; technology centers and sales offices in the U.S., Europe, and Asia; and a wide range of engineered surfacing products.

During 2012, the Company sold substantially all of its commercial wallcovering operations, which were comprised of its North American and European wallcovering businesses. The results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented.

Products

Our Engineered Surfaces segment develops, designs, produces, and markets a broad line of engineered surfacing products, including coated fabrics; vinyl, paper and specialty laminates; and performance films. These products are used in numerous applications, including commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; retail displays; office furniture and other furnishings; transportation markets, including bus, mass transit, marine, automotive and motorcycle OEM seating; recreational vehicles; manufactured housing and products; and a variety of performance film applications. Our core competencies in innovative product development, design, compounding, calendering, casting, printing, coating, and embossing enable us to develop unique, aesthetically pleasing surfacing products that have strong functional properties, such as cleanability and durability, including scratch, stain, chip, and crack resistance that address specific customer needs. We have strong custom color and design capabilities; an extensive design library covering a broad range of patterns, textures and colors, product formulation, and coating and processing capabilities. Together these capabilities provide our products with the functionality and aesthetics that add value for our customers. In addition, our broad range of products, global presence, and end-use applications gives us economies of scale in sourcing, manufacturing, design, sales and marketing, and product and process development.

The following table shows the products that our Engineered Surfaces segment develops, designs, produces, and markets.

Product Line	% of Engineered Surfaces Fiscal 2014 Net Sales	Primary Products	End-use Applications	Brand Names
Coated Fabrics	41%	Vinyl and urethane coated fabrics	Seating surfacing for transportation, marine, offices, hotels, hospital and health care facilities, stores, schools, restaurants, public buildings, and residences; and industrial applications	BOLTAFLEX, BOLTASOFT, HEALTHGAURD, NAUTOLEX, PREFIXX, PREVAILL, PINNACLE
Laminates and Performance Films	59%	Vinyl, paper, and specialty laminates; performance films
Decorative and protective surfacing for kitchen and bath cabinets, manufactured housing, recreational vehicle interiors, flooring, commercial and residential furniture, retail display and food service fixtures, home furnishings and consumer appliances, wall panel systems, decorative wall surfacing; industrial films for banners, tents, ceiling tiles, decking, health care furniture, and bath and spa surrounds
				RADIANCE, SURF(X), DESIGN4, EFX, DURAMAX, HARMONY, VIEWNIQUE

Coated Fabrics.    OMNOVA Solutions is a leading North American and Asian supplier of vinyl and urethane coated fabrics for transportation, marine, commercial, residential, and health care applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost effective alternative to other surfacing materials, such as leather and textile fabrics. Applications for our coated fabrics include transportation seating (automotive OEM, bus and other mass transit, marine, and motorcycle), automotive aftermarket applications, contract and health care furniture, residential applications, and stadium and arena seating. A key differentiator for our coated fabrics products is our PreFixx® protective coating, long recognized for delivering the industry's best-in-class performance. Sales of our coated fabrics products represented 10.0% of our consolidated net sales for 2014, 10.7% for 2013, and 10.4% for 2012.

Laminates and Performance Films.    OMNOVA Solutions is a leading North American supplier of vinyl, paper and specialty laminates, and performance films. Our laminates are used as alternatives to wood, paint, stone, stainless steel, high pressure laminates, and thermally fused laminates in markets where durability, design, and cost are key requirements. We offer our customers a broad range of designs and textures, as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our laminates include kitchen and bath cabinets, wall surfacing, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, consumer appliances, and bath and spa surrounds. Performance films applications include awnings, tents, flooring, medical products, movie screens, decking, ceiling tile, and shower pan liners.

A key strength of our laminates business is our coating technology, including ultraviolet, melamine, urethane, thermally cured, and others, which provides greater durability for high-wear applications. In addition, our laminates business has differentiated itself in the market as a single-source supplier through its harmony programTM of integrated vinyl and paper laminate designs for the furniture and cabinet industries by building a unique library of matched vinyl and paper laminate designs, with a variety of patterns and textures, and developing rapid make-to-order production capabilities. We also offer SURF(X)® 3D Laminates for multi-dimensional applications for the office and health care furniture and retail display fixture markets. These laminates offer a cost effective alternative to high pressure laminates. They provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding and provide enhanced cleanability/disinfection and durability with increased chip and crack resistance. Sales of our Laminates and Performance Films products represented 14.4% of our consolidated net sales for 2014, 13.4% for 2013, and 12.8% for 2012.

Markets and Customers

We believe that our Engineered Surfaces segment is a leader in its targeted product categories. The coated fabrics, laminates, and performance films businesses are highly competitive based on functional performance, decorative content, price, quality, customer service, global capability, brand name recognition, distribution networks, and industry reputation. Engineered Surfaces markets its products under numerous brand names to different industries.

Marketing and Distribution

Our Engineered Surfaces segment distributes its products primarily through a direct sales force and agents to manufacturers of cabinets, furniture, seating and health care components, and other products. Many of our Engineered Surfaces segment’s products have strong, well-recognized brand names that are promoted through trade shows, industry periodicals, our website (www.omnova.com), and other media.

Competition

OMNOVA’s Engineered Surfaces segment competes with numerous companies, including international companies. Many of these companies focus on only one product line and/or market and are smaller and privately-owned. Competitors include:

•	Coated Fabrics — Morbern, Beneke, Uniroyal, and Spradling International

•	Laminates and Performance Films — Wilsonart, Toppan Printing, Renolit Corporation, LG Chemical America, PolyOne Corporation, and I2M

International Operations

Net sales from our foreign operations were $350.5 million in 2014, $365.5 million in 2013, and $383.1 million in 2012. These net sales represented 35.5% of our total net sales in 2014, 35.9% in 2013, and 34.0% in 2012. Long-lived assets primarily consist of net property, plant, and equipment. Long-lived assets of our foreign operations totaled $110.1 million at November 30, 2014, $116.4 million at November 30, 2013, and $112.6 million at November 30, 2012. Our consolidated long-lived assets totaled $238.4 million at November 30, 2014, $224.3 million at November 30, 2013, and $222.8 million at November 30, 2012.

Intellectual Property

We regard patents, trademarks, copyrights, and other intellectual property as important to our success; and, we rely on them in the United States and foreign countries to protect our investments in products and technology. Our patents expire at various times; but, we believe that the loss or expiration of any individual patent would not materially affect our business. We, like any other company, may be subject to claims of alleged infringement of the patents, trademarks, and other intellectual property rights of third parties from time to time in the ordinary course of business.

Seasonal Factors

We historically experience stronger sales and income in our second, third, and fourth quarters, comprised of the three-month periods ending May 31, August 31, and November 30. Our performance in the first quarter (December through February) has historically been weaker due to generally lower levels of customer manufacturing, construction, and refurbishment activities during the holidays and cold weather months.

Environmental Matters

Our business operations, like those of other companies in the industries in which we operate, are subject to numerous federal, state, local, and foreign environmental laws and regulations. These laws and regulations not only affect our current operations, but also could impose liability on us for past operations that were conducted in compliance with then applicable laws and regulations. For further discussion of capital and noncapital expenditures for environmental compliance, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” on page 28 of this report, which is incorporated herein by reference.

Employees

As of November 30, 2014, the Company employed approximately 2,300 employees at offices, plants, and other facilities located principally throughout the United States, France, China, India, and Thailand. Approximately 9.8% or 225 of the Company’s employees are covered by collective bargaining agreements in the United States of which approximately 170 employees are covered by agreements that expire within the next 12 months. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products. Most of these raw materials have been, and we expect will continue to be, generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include butadiene, styrene, acrylates, acrylonitrile, vinyl acetate and vinyl pyridine (2VP). These monomers represented approximately 67% of Performance Chemicals’ total raw materials purchased on a dollar basis in 2014 for this segment.

Our Engineered Surfaces segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper, and titanium dioxide. PVC resins, plasticizers, and textiles represented approximately 57% of Engineered Surfaces’ total raw materials purchased on a dollar basis in 2014 for this segment.

The cost of these raw materials has a significant impact on our profitability. We generally attempt to respond to raw material cost increases through productivity programs and price increases to our customers. The success of attempted price increases depends on a variety of factors including the specific market application and competitive environment. Under certain circumstances, we are not able to pass along some or all of the increase. In addition, if accepted by customers, price increases generally lag the increase in raw material costs. Index pricing applies to approximately 42% of Performance Chemicals' sales (see discussion on pages 18 - 19).

Research and Development

The OMNOVA Solutions technology centers in Akron, Ohio; Chester, South Carolina; Villejust, France; Valia, India; Minhang, China; and Rayong, Thailand support research and development efforts across our businesses and complement the resources focused on innovation in each of our segments. Our efforts are focused on developing new applications with our base technologies, enhancing the functionality of our products in existing applications, as well as developing new product and technology platforms.

Our research and development expenses were $9.7 million in 2014, $10.0 million in 2013, and $11.5 million in 2012. The Company expects these costs to remain at current levels in the near future. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements of this report.

Available Information

Our website is located at www.omnova.com. We make available free of charge on our website all materials that we file electronically with the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The OMNOVA Solutions Business Conduct Policies and Corporate Governance Guidelines and charters for the Audit Committee and Compensation and Corporate Governance Committee of the OMNOVA Solutions Board of Directors are also available on our website and in print to any shareholder who requests a copy. All requests must be made in writing and addressed to OMNOVA Solutions Inc., Attn: Secretary, 25435 Harvard Road, Beachwood, Ohio 44122-6201.

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

All descriptions of our business, operations and assets, as well as all forward-looking statements, involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates or proposes to operate. Other risks and uncertainties are more specific to the Company’s businesses including businesses the Company acquires. There also may be risks and uncertainties not currently known to us. The occurrence of any of such risks and uncertainties and the impact of such occurrences is often not predictable or within the Company’s control. Such impacts could adversely effect the Company’s business, operations or assets as well as the Company's results and, in some cases, such effect could be material. Certain risks and uncertainties facing the Company are described below or elsewhere in this Annual Report.

All written and verbal descriptions of our business, operations and assets and all forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the risks, uncertainties, and cautionary statements contained and referenced herein.

All such descriptions and any forward-looking statement speak only as of the date on which such description or statement is made, and the Company undertakes no obligation, and specifically declines any obligation, other than that imposed by law, to publicly update or revise any such description or forward-looking statements whether as a result of new information, future events or otherwise.

Risks and uncertainties that may adversely impact our business, operations, assets, or other matters affecting the Company, and which may cause actual results to differ materially from expected results include, among others:

We are exposed to general economic, business and industry conditions. Demand in some of our end markets can be volatile and unpredictable. A significant or prolonged economic downturn could adversely affect demand for our products.

We are exposed to general economic, business and industry conditions, both in the United States and internationally. The end markets that we serve can be volatile with significant and unpredictable reductions in demand that can occur very quickly. In addition, a significant or prolonged economic downturn, globally or regionally, could have the potential to adversely affect the demand for our products. A reduction in demand could adversely affect our results.

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

We conduct our business in many countries outside of the United States and are subject to risks associated with international operations, including, but not limited to, the following:

•	fluctuations in currency exchange rates;

•	region to region fluctuations in key raw material costs;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	denial or revocation of, and delays in obtaining, governmental licenses and permits;

•	the imposition of duties and tariffs;

•	import and export controls;

•	government control of capital transactions, including the borrowing of funds for operations or the expatriation of cash;

•	difficulties in staffing and managing operations;

•	limitations on our ability to enforce legal rights and remedies;

•	more stringent environmental, health and safety laws and regulations;

•	potentially adverse tax consequences; and

•	government expropriation of a business or assets.

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

We have and are undertaking operational excellence improvements using LEAN SixSigma, manufacturing footprint optimization, global supply chain management, Enterprise Resource Planning (ERP) and other initiatives in an effort to improve efficiencies and lower our cost structure. If we are unable to achieve, or if we meet unexpected delays in achieving our goals, our results could be adversely affected. Additionally, even if we achieve these goals, we may not receive the expected financial benefits of these goals, or the costs of implementing these initiatives could exceed the benefits of these initiatives.

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

Extraordinary events, including natural disasters, political disruptions, domestic and international terrorist attacks, public health issues, and acts of war could adversely affect the economy generally, our business and operations specifically, and the demand for our products. In many cases, we do not have redundant manufacturing or transportation capability and thus, any disruption of production or transportation may result in loss of sales and customers. The occurrence of extraordinary events cannot be predicted and their occurrence could adversely affect our results.

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

It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future results. Continued compliance could result in significant increases in capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising out of a release of regulated materials, discovery of previously unknown conditions, more aggressive enforcement actions, or new requirements, could adversely affect our results.

Capital expenditures could be higher than expected.

Unanticipated maintenance issues, changes in government regulations, or significant technology shifts could result in higher than anticipated capital expenditures, which could impact our debt, interest expense, depreciation expense and cash flows.

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

Approximately 9.8% or about 225 of our employees that are located in the United States are covered by collective bargaining agreements of which approximately 170 employees are covered by agreements that expire within the next 12 months. In addition, certain employees of our foreign operations are also covered by collective bargaining agreements. There can be no assurance that any of our collective bargaining agreements will be renewed on similar terms or renegotiated on terms acceptable to us. Any prolonged work stoppages in one or more of our facilities could adversely affect our results.

Our U.S. pension plan is underfunded, requiring significant company contributions.

The amount of these contributions depends on plan performance, interest rates, pension funding legislation and other factors. We currently anticipate that we will be required under the Pension Protection Act of 2006 to make a contribution to our U.S. pension plan in 2015 of $4.4 million. In addition, we cannot predict whether changing conditions including interest rates, pension assets performance, discount rates, government regulation or other factors will require us to make contributions in excess of our current expectations. Additionally, we may not have the funds necessary to meet future minimum pension funding requirements.

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

From time to time, we may be subject to claims or allegations that we infringe or have misappropriated the intellectual property of third parties. Defending against such claims is costly and intellectual property litigation often involves complex questions of fact and law, and results are unpredictable. We may be forced to acquire rights to such third-party intellectual property on unfavorable terms (if rights are made available at all), pay damages, modify accused products to be non-infringing and/or stop selling the applicable product. Any of the foregoing could have a negative effect on our competitiveness and could adversely affect our results.

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

We have a significant amount of goodwill, and any future goodwill impairment charges could adversely impact our results of operations.

As of November 30, 2014, we had goodwill of $85.4 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges, which could adversely impact our results of operations. We have recorded goodwill impairment charges in the past, and such charges materially impacted our historical results of operations. For additional information, see Note A, Goodwill and Intangible Assets, to the accompanying consolidated financial statements.

A currently pending proxy contest, and any other actions of activist stockholders, could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

On December 3, 2014, we received a letter from Barington Capital Group LP, a shareholder that currently holds approximately two percent of our common stock, urging us to take various actions. On December 5, 2014, we received a subsequent letter from Barington announcing its intent to nominate a slate of three individual candidates for election to our Board at our 2015 Annual Meeting of Shareholders.

As a result of this pending proxy contest, or if other activist shareholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. We have retained the services of various professionals to advise us on this matter, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction,strategy or leadership created as a consequence of these and any similar activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers and joint venture partners, and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our Board with a specific agenda, even though less than a majority, it may adversely affect our ability to effectively and timely implement our current initiatives, retain and attract experienced executives and employees, and execute on our long-term strategy.

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

 If we default under our term loan or our revolving credit facility, we may not be able to service our debt obligations.
In the event of a default under our term loan or our revolving credit facility, the lenders under each of these facilities could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby permitting an acceleration of amounts outstanding under the notes, we may not be able to repay the amounts due under our term loan, our revolving credit facility or the notes. This could have serious consequences to the holders of the notes and to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.
We may not be able to generate sufficient cash to service all of our debt, including the notes, and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations, including the notes, and to fund planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We will also be required to obtain the consent of the lenders under our term loan and our revolving credit facility to refinance material portions of our debt, including the notes. We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing our term loan and our revolving credit facility and the indenture governing the notes will limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. Debt under our term loan and revolving credit facility will be effectively senior to the notes to the extent of the value of the collateral securing our term loan and our revolving credit facility.
U.S. federal and state statutes allow courts, under specific circumstances, to avoid the guarantees, subordinate claims in respect of the guarantees and require note holders to return payments received from the guarantors.
Certain of our subsidiaries will guarantee the obligations under the notes. The issuance of the guarantees by the subsidiary guarantors may be subject to review under federal and state laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including in circumstances in which bankruptcy is not involved, were commenced at some future date by, or on behalf of, the unpaid creditors of a guarantor. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, a court may avoid or otherwise decline to enforce a subsidiary guarantor’s guarantee, or may subordinate the notes or such guarantee to the applicable subsidiary guarantor’s existing and future debt. While the relevant laws may vary from state to state, a court might do so if it found that when the applicable subsidiary guarantor entered into its guarantee, or, in some states, when payments became due under such guarantee, the applicable subsidiary guarantor received less than reasonably equivalent value or fair consideration and:
• was insolvent or rendered insolvent by reason of such incurrence;
• was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or
• intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.
A court would likely find that a subsidiary guarantor did not receive reasonably equivalent value or fair consideration for such guarantee if such subsidiary guarantor did not substantially benefit directly or indirectly from the issuance of such guarantee. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a subsidiary guarantor, as applicable, would be considered insolvent if:
• the sum of its debts, including contingent liabilities, was greater than the fair saleable value of its assets;
• the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
• it could not pay its debts as they become due.
A court might also avoid a guarantee, without regard to the above factors, if the court found that the applicable subsidiary guarantor entered into its guarantee with actual intent to hinder, delay or defraud its creditors. In addition, any payment by a subsidiary guarantor pursuant to its guarantee could be avoided and required to be returned to such subsidiary guarantor or to a fund for the benefit of such guarantor’s creditors, and accordingly, the court might direct you to repay any amounts that you had already received from such subsidiary guarantor.
To the extent a court avoids any of the guarantees as fraudulent transfers or holds any of the guarantees unenforceable for any other reason, holders of notes would cease to have any direct claim against the applicable subsidiary guarantor. If a court were to take this action, the applicable guarantor’s assets would be applied first to satisfy the applicable guarantor’s other liabilities, if any, and might not be applied to the payment of the guarantee. Sufficient funds to repay the notes may not be available from other sources, including the remaining guarantors, if any.
Each subsidiary guarantee will contain a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective to protect the guarantees from being avoided under applicable fraudulent transfer laws or may reduce the guarantor’s obligation to an amount that effectively makes the guarantee worthless.
Our non-guarantor subsidiaries may incur obligations that will constrain the ability of our subsidiaries to provide us with cash, which may affect our ability to make payments on our indebtedness, including the notes offered hereby.
Our cash flows and our ability to service our debt, including our ability to pay the interest on and principal of the notes when due, will be dependent upon cash dividends and other distributions or other transfers from our subsidiaries. Dividends, loans and advances to us from our non-guarantor subsidiaries may be restricted by covenants in certain debt agreements. If our non-guarantor subsidiaries incur obligations with these restrictive covenants, it will constrain the ability of our non-subsidiaries to provide us with cash, which may affect our ability to make payments on the notes.
We may not be able to repurchase the notes upon a change of control or pursuant to an asset sale offer.
Upon a change of control, as defined under the indenture governing the notes, the holders of notes will have the right to require us to offer to purchase all of the notes then outstanding at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any. The source of funds for any such purchase of the notes will be our available cash or cash generated from operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the notes upon a change of control because we may not have sufficient financial resources, including the ability to arrange necessary financing on acceptable terms or at all, to purchase all of the notes that are tendered upon a change of control. Our failure to offer to purchase all outstanding notes or to purchase all validly tendered notes would be an event of default under the indenture. Such an event of default may cause the acceleration of our other debt. Our other debt also may contain restrictions on repayment requirements with respect to specified events or transactions that constitute a change of control under the indenture.
In addition, in certain circumstances specified in the indenture governing the notes, we will be required to commence a net proceeds offer or loss proceeds offer, each as defined in the indenture, pursuant to which we must repay senior debt or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.
Our other debt may contain restrictions that would limit or prohibit us from completing any such new proceeds offer or loss proceeds offer. Our failure to purchase any such notes when required under the indenture would be an event of default under the indenture.

An active trading market may not develop for these notes.
The initial purchasers of the notes are not obligated to make a market in the notes and may cease their market-making activities at any time. The notes are being offered and sold only to qualified institutional buyers and to persons outside the United States and are subject to restrictions on transfer, which are described in the “Notice to Investors” section. The liquidity of any trading market in these notes, and the market price quoted for these notes, may be adversely affected by changes in the overall market for these types of securities and by changes in our financial performance or prospects or in the prospects for companies in our industries generally. As a result, you cannot be sure that an active trading market will develop for these notes.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

The Company’s significant operating, manufacturing, distribution, research, design and/or sales, and marketing facilities are set forth below:

Corporate Headquarters:
OMNOVA Solutions Inc. 25435 Harvard Road Beachwood, OH		OMNOVA Solutions Global Technology Center 2990 Gilchrist Road Akron, OH

Performance Chemicals:
Headquarters: 25435 Harvard Road Beachwood, OH
Sales/Manufacturing/Technical/Distribution:
Akron, OH
Beachwood, OH
Calhoun, GA
Caojing, China
Chester, SC
Fitchburg, MA
Green Bay, WI
Le Havre, France
Mogadore, OH
*Mumbai, India
Ningbo, China
*Shanghai, China
Singapore
Valia, India
Villejust, France

Engineered Surfaces:
Headquarters: 25435 Harvard Road Beachwood, OH	Manufacturing Facilities: Auburn, PA Jeannette, PA Minhang, China Monroe, NC *Rayong, Thailand	Sales/Marketing/Design/Distribution: Akron, OH Beachwood, OH *Asnieres, France *Bangkok, Thailand *Columbus, MS *Rayong, Thailand *Shanghai, China

*	An asterisk next to a facility listed above indicates that it is a leased property.

For further discussion of our leased properties, please refer to Note P to the Consolidated Financial Statements of this report.

Item 3.	Legal Proceedings

From time to time, the Company is subject to various claims, proceedings and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property, and other matters. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change. Actual results may materially differ from the Company’s estimates and an unfavorable resolution of any matter could have a material adverse effect on the financial condition, results of operations, and/or cash flows of the Company. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations, or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of OMNOVA Solutions’ security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2014.

Item 4A.	Executive Officers of the Registrant

The following information is given as of January 23, 2015. Except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 54, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Paul F. DeSantis, age 50, Senior Vice President and Chief Financial Officer since July 2014. Mr. DeSantis joined the Company from Bob Evans Farms, Inc., a restaurants owner/operator and packaged foods business, where he served as Chief Financial Officer from March 2011 until June 2014. Prior to Bob Evans Farms, he was Chief Financial Officer for The A. Schulman Company, a leading global plastic compounding company, from 2006 until 2011. Previously, he served in senior finance roles for The Scotts-Miracle-Gro Co., a leading supplier of branded consumer products for lawn and garden care, from 1997 until 2006; and for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods, from 1993 until 1997.

James C. LeMay, age 58, Senior Vice President, Corporate Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000. Previously, Mr. LeMay was Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay served as Assistant General Counsel of GenCorp Inc.

Douglas E. Wenger, age 58, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case, for Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

Anne P. Noonan, age 51, President, Performance Chemicals since September 2014. Ms. Noonan joined OMNOVA from Chemtura Corporation, a global manufacturer of specialty chemicals that was formed from the 2005 merger of Great Lakes Chemical Corp. and Crompton Corp. She most recently served as Senior Vice President and President of Chemtura’s Industrial Engineered Products business from October 2013 until September 2014. Prior roles at Chemtura include Vice President, Strategic Business Development and President, Great Lakes Solutions from 2012 until 2013; President, Great Lakes Solutions from 2009 until 2012; Group President, Polymer Additives from 2007 until 2009; and Vice President & General Manager, Flame Retardants & Brominated Performance Products from 2005 until 2007. Ms. Noonan held several senior management positions at Great Lakes Chemical Corp. from 1987 until 2005, and began her career as an Analytical Research Chemist with McNeil Specialty Chemical Company and Squibb-Linson, Co. from 1985 until 1987.

David H. Maynard, age 51, President, Engineered Surfaces since February 2012. Prior to his current role, Mr. Maynard served most recently as General Manager, Laminates and Performance Films since 2009 and had served earlier in a variety of finance, operations and business management positions of increasing responsibility within OMNOVA's Engineered Surfaces business segment. Mr. Maynard joined OMNOVA in 1991 as an Accounting Manager. Prior to joining OMNOVA, Mr. Maynard served as Audit Manager with KPMG from 1986 to 1991.

Jay T. Austin, age 58, Vice President, Global Sourcing and Logistics of the Company since December 2010. Prior to that, he had served as Vice President, Strategic Sourcing of OMNOVA Solutions since August 2008. Prior to joining the Company, Mr. Austin had served as Vice President of Global Procurement for ICI Paints (a leading international paint business) since March 2006 and, prior to that, as Director of Purchasing, North America for The Glidden Company, a division of ICI Paints, since July 2002.

Michael A. Quinn, age 51, Senior Vice President and Chief Human Resources Officer since October 2013. Prior to joining OMNOVA, Mr. Quinn spent 28 years in human resources positions with high technology, manufacturing and service companies. Most recently, Mr. Quinn had served since January 2009 as Vice President, Human Resources for the Specialty Diagnostics Group of Thermo Fisher Scientific (the world leader in serving science through products and services that help customers solve complex analytical challenges, improve patient diagnostics, and increase laboratory productivity). Previously, Mr. Quinn had served as Vice President, Talent Management and Development for Thermo Fisher Scientific since June 2007. Before joining Thermo Fisher Scientific, Mr. Quinn spent four years as Director, Talent Acquisition and Development for the Integrated Defense Systems business of Raytheon Company (a leading defense and aerospace company).

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange and trades under the symbol OMN. At November 30, 2014, there were 6,430 holders of record of the Company’s common stock. Information regarding the high and low quarterly sales prices of the Company’s common stock is contained in the Quarterly Financial Data (Unaudited), which appears on page 70 of this report and is incorporated herein by reference. The Company has not declared a dividend since 2001.

During the fourth quarter of 2014, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock. The authorization is effective for one year and expires October 31, 2015. The Company may use various methods to make the repurchases, including open market repurchases, negotiated block transactions, or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors including market and business conditions, and repurchases may be discontinued at any time. During the fourth quarter of 2014, the Company repurchased .2 million of its common shares on the open market at a total cost of $1.4 million.

Information concerning long-term debt appears in Note N to the Consolidated Financial Statements and is incorporated herein by reference.

Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in Equity Compensation Plan Information of Item 12 in this Annual Report on page 71 and is incorporated herein by reference.

The following graph compares the cumulative 5-Year total return to shareholders on OMNOVA Solutions Inc.'s common stock versus the cumulative total returns of the S&P 500 index and the S&P Industrials index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on November 30, 2009 and tracks it through November 30, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
11/09
11/10
11/11
11/12
11/13
11/14
OMNOVA Solutions Inc.
S&P 500
S&P Industrials

*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data(1)

The following table sets forth the Company’s selected historical financial data which has been adjusted to reflect discontinued operations for all periods presented. The selected historical financial data as of November 30, 2014, 2013, 2012, 2011, 2010, and for each of the five years in the period ended November 30, 2014 are derived from the Company’s audited consolidated financial statements.

	2014	2013	2012	2011	2010
	(Dollars in millions, except per share data)
Statement of operations data:
Net Sales	$987.4	$1,018.1	$1,125.5	$1,201.1	$781.7
Cost of goods sold (exclusive of depreciation)(2)	788.0	805.4	898.3	982.5	635.3
Gross profit	199.4	212.7	227.2	218.6	146.4
Selling, general, and administrative	120.2	118.1	121.2	108.6	77.6
Depreciation and amortization	34.8	33.6	32.0	33.5	18.7
Fixed asset impairment(3)	—	.2	1.0	3.1	2.7
Gain on asset sales(4)	.5	(4.9)	—	1.2	—
Restructuring and severance(5)	.9	7.1	1.0	1.6	.5
Interest expense (10)	32.9	31.9	36.5	38.0	8.7
Acquisition and integration related expense(6)	—	—	—	2.3	5.5
Debt issuance costs write-off	.8	1.5	—	1.0	—
Other (income) expense, net(2)(7)	(2.4)	(1.3)	(1.4)	(.8)	(.6)
	187.7	186.2	190.3	188.5	113.1
Income from continuing operations before income taxes	11.7	26.5	36.9	30.1	33.3
Income tax (benefit) expense(8)	(.4)	6.0	11.2	13.4	(83.9)
Income from continuing operations	12.1	20.5	25.7	16.7	117.2
Discontinued Operations, net of tax:
(Loss) from operations(9)	(.6)	(.9)	(4.1)	(19.5)	(9.3)
Gain on sale	—	—	6.0	—	—
(Loss) income from discontinued operations	(.6)	(.9)	1.9	(19.5)	(9.3)
Net income (loss)	$11.5	$19.6	$27.6	$(2.8)	$107.9
Basic income (loss) per share:
Income from continuing operations	$.26	$.44	$.56	$.37	$2.63
(Loss) Income from discontinued operations	(.01)	(.02)	.05	(.43)	(.21)
Net income (loss) per share	$.25	$.42	$.61	$(.06)	$2.42
Diluted income (loss) per share:
Income from continuing operations	$.26	$.44	$.56	$.37	$2.61
(Loss) Income from discontinued operations	(.01)	(.02)	.04	(.43)	(.21)
Net income (loss) per share	$.25	$.42	$.60	$(.06)	$2.40
General:
Capital expenditures	$29.8	$28.9	$32.8	$24.1	$13.7
Total assets	$829.2	$854.7	$873.7	$865.1	$727.0
Long-term debt(10)	$409.2	$447.0	$442.6	$444.3	$389.4
Cash(10)	$99.5	$164.9	$148.5	$103.1	$324.3

(1)
During November 2011, the Company committed to a plan to dispose of substantially all of its Engineered Surfaces commercial wallcovering operations. As such, the results of operations for these businesses have been classified as discontinued operations for all periods presented.

(2)	During 2010, the Company recognized strike-related costs of $2.4 million of which $1.4 million is recorded in cost of goods sold and $1.0 million is recorded in other income (expense).

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

(5)
Restructuring and severance consisted primarily of severance costs of $0.9 million in 2014 and facility closure costs of $2.6 million and severance costs of $4.5 million in 2013, $1.0 million in 2012, $1.6 million in 2011, and $0.5 million in 2010.

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

(8)
During 2014, the Company reversed a valuation allowance of $6.9 million related to capital loss carryforwards in the U.S. During 2010, the Company reversed a significant portion of its deferred tax valuation allowance of $98.2 million.

(9)	Includes long-lived asset impairment charges of $13.6 million and $3.5 million in 2011 and 2010, respectively.

(10)
Included in 2014 and 2013 is $17.6 million and $3.0 million, respectively, for capital leases. During 2014, the Company prepaid $50.0 million of its Senior Notes for which it incurred $2.0 million in premium fees which is included in interest expense and wrote-off $0.8 million of related deferred financing fees. During 2010, in connection with the pending acquisition of Eliokem International SAS, the Company issued $250 million of Senior Notes, the proceeds of which were held in escrow and included in cash as of November 30, 2010, and subsequently used on December 9, 2010 to fund the acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses. As discussed in Item 1. Business, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals, and bio-based chemistries. Performance Chemicals’ custom-formulated products include latices, hollow plastic pigment, resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in oil and gas drilling and production, specialty coatings, carpet, paper and packaging, nonwovens, construction, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & thermoplastics, and various other specialty applications. The Engineered Surfaces segment develops, designs, produces, and markets a broad line of functional and decorative surfacing products, including coated fabrics, laminates, and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, kitchen and bath cabinets, transportation including automotive, truck, bus and other mass transit, marine and motorcycle, recreational vehicles and manufactured housing, flooring, commercial and residential furniture, retail display fixtures, home furnishings and commercial appliances, and industrial films for flooring, banners, tents, and ceiling tiles. Refer to Item 1. Business, of this Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

The Company primarily sells its products directly to manufacturers.

The Company has manufacturing facilities strategically located in the United States, France, China, India, and Thailand.

The Company has historically experienced stronger sales and income in its second, third, and fourth quarters, comprised of the three-month periods ending May 31, August 31, and November 30. The Company’s performance in the first quarter (December through February) has historically been weaker and less profitable due to generally lower levels of customer manufacturing, construction, and refurbishment activities during the holidays and cold weather months.

The Company’s chief operating decision maker, its CEO, evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A—Description of Business and Significant Accounting Policies of the Company’s Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, refer to Note R of the Company’s Consolidated Financial Statements.

A majority of the Company’s raw materials are derived from petrochemicals and chemical feedstocks where prices are cyclical and volatile. Generally, the Company attempts to pass along increased raw material prices to customers in the form of price increases of its products. However, due to sales contracts with certain customers, there may be a time delay between increased raw material prices and the Company’s ability to increase the prices of its products. Additionally, the Company may also experience, from time to time, competitive price pressures and other factors which may not allow it to increase the prices of its products. Also, as raw material prices change, the Company revalues its inventory, which may result in an increase or decrease in the value of its inventory.

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 42% of its sales in 2014 and approximately 44% of its sales in 2013 and 2012. Customers with sales price index contracts are primarily in the Performance Materials product line. The index is generally comprised of a negotiated, fixed amount per pound and the market price of key raw materials (i.e. styrene and butadiene). The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

The remainder of Performance Chemicals’ sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-added and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period.

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2011 through 2014 and the range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound
2014	177	$0.69 - $0.84
2013	172	$0.71 - $0.93
2012	177	$0.57 - $0.78
2011	205	$0.65 - $0.77

Butadiene, a key raw material component, is generally available worldwide, but its price is volatile. OMNOVA has supply contracts with several producers. At times, when the demand for butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2011 through 2014 and the range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound
2014	142	$0.55 - $0.82
2013	139	$0.44 - $1.01
2012	158	$0.84 - $1.98
2011	175	$0.86 - $1.77

OMNOVA’s Engineered Surfaces segment does not utilize sales price index contracts with its customers; rather, it negotiates pricing with each customer. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 90 day period. Key raw materials utilized by the Engineered Surfaces segment include polyvinyl chloride (PVC) resins, textiles, and plasticizers. These raw materials are generally readily available worldwide from multiple suppliers.

Key Indicators
Key economic measures relevant to the Company include global economic growth rates, discretionary spending for durable goods, print advertising, oil and gas consumption and drilling levels, U.S. commercial real estate occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes, and forecasts of raw material pricing for certain petrochemical feed stocks. Key OEM industries which provide a general indication of demand drivers to the Company include paper, commercial and residential construction and refurbishment, automotive and tire production, furniture manufacturing, flooring manufacturing, and ABS manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products, but the trend information does not necessarily directly correlate with demand levels in the markets which ultimately use the Company’s products.
Key operating measures utilized by the business segments include orders, sales and pricing, working capital turnover, inventory, productivity, plant utilization, new product vitality, cost of quality and order fill-rates, which provide key indicators of business trends, as well as safety and other internal metrics. These measures are reported on various cycles including daily, weekly and monthly, depending on the needs established by operating management.
Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales and pricing; gross profit; selling, general, and administrative expenses; adjusted operating profit; adjusted net income; consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as set forth in the Net Leverage Ratio in the Company’s $200,000,000 Term Loan Credit Agreement; working capital; operating cash flows; capital expenditures; cash interest expense; adjusted earnings per share; and applicable ratios, such as inventory turnover; working capital turnover; return on sales and assets; and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly, and annual intervals and compared with historical periods.

Results of Operations of 2014 Compared to 2013

The Company's net sales in 2014 were $987.4 million compared to $1,018.1 million in 2013. The Performance Chemicals business segment revenue decreased by 3.4% and the Engineered Surfaces business segment revenue decreased by 1.6%. Contributing to the net sales decrease in 2014 were reduced volumes of $5.6 million, or 0.6%, reduced pricing of $24.5 million, and unfavorable currency exchange translation effects of $0.4 million. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in Performance Materials and previously negotiated price reductions, particularly in paper coatings, from earlier in the year in response to increased competitive intensity. The volume decline was related primarily to paper coatings loss of volume to competitors and overall demand reduction and approximately $8.0 million of lower year-over-year sales in coated fabrics as a result of exiting certain lower margin applications in late 2013. Sales in the specialty lines of businesses continued to increase with particular strength in oil & gas, specialty coatings, and laminates.

Gross profit and gross profit margin in 2014 were $199.4 million and 20.2% compared to $212.7 million and 20.9% in 2013. The decline in gross profit margin was primarily due to the previously negotiated price reductions in Performance Materials, higher global logistics costs, and volume shortfalls. Including the effect of an unfavorable year-over-year LIFO inventory reserve adjustment of $5.0 million, raw material costs increased $8.3 million in 2014 compared to 2013.

Selling, general, and administrative expense in 2014 increased $2.1 million to $120.2 million, compared to $118.1 million in 2013. The increase in 2014 reflects increased investment in sales and marketing resources to support growth in the specialty lines of business.

Interest expense was $32.9 million and $31.9 million for 2014 and 2013, respectively. Included in 2014 is $2.0 million of premiums paid on the early redemption of $50 million of the $250 million outstanding Senior Notes in November 2014. The Company expects that this early redemption will lower future interest expense by approximately $3.9 million.

Income tax benefit was $0.4 million in 2014, or a 3.4% effective income tax rate, compared to income tax expense of $6.0 million, or a 22.6% effective tax rate, for 2013. The lower rate in 2014 was primarily due to the reversal of a valuation allowance on a capital loss carryforward as the Company will utilize the capital loss carryforward against a capital gain recognized on an intra-group stock sale in 2014 and also due to income in foreign jurisdictions where the rate is lower than the U.S. domestic federal statutory rate. Cash tax payments in the U.S. are expected to be minimal for the next few years as the Company has $115.1 million of U.S. federal net operating loss carryforwards, $113.9 million of state and local net operating loss carryforwards, $0.2 million of foreign tax credit carryforwards, and $0.2 million of AMT credit carryforwards. The $113.9 million of state and local NOLC's have a related realizable deferred tax asset value of $5.0 million. The majority of the federal, state, and local net operating loss carryforwards will expire between tax years 2021 and 2034.

The Company has not provided for U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company's policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2014, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $65.2 million.

The Company generated income from continuing operations of $12.1 million or $0.26 per diluted share in 2014 compared to $20.5 million or $0.44 per diluted share in 2013. Included in 2014 are premium fees and deferred financing costs write-offs of $3.2 million related to the debt redemption discussed previously, environmental reserve charges of $1.0 million, corporate headquarter relocation expense of $0.6 million, and a gain on the settlement of notes receivable of $1.1 million. Included in 2013 are gains on asset sales of $4.9 million due primarily to the sale of the Company's Taicang, China facility and Columbus, Mississippi property, plant, and equipment, a write-off of deferred financing fees of $1.5 million as a result of refinancing actions, and an impairment charge of $0.9 million on a note receivable.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes. Effective November 2014, the Company realigned product lines within its Performance Chemicals segment in an effort to integrate business team structures. The Tire Cord line was moved from Specialty Chemicals to Performance Materials. This resulted in an increase in sales of $66.4 million and $79.3 million for the Performance Materials product line in 2013 and 2012, respectively, with a corresponding decrease in the Specialty Chemicals product line. All prior period amounts have been reclassified to conform to current year presentation.

	Year Ended November 30,
	2014	2013
	(Dollars in millions)
Segment Sales:
Performance Chemicals
Performance Materials	$316.5	$338.6
Specialty Chemicals	430.0	434.4
Total Performance Chemicals	$746.5	$773.0

Engineered Surfaces
Coated Fabrics	$98.4	$108.9
Laminates and Performance Films	142.7	136.2
Total Engineered Surfaces	241.1	245.1
Inter-segment sales	(.2)	—
Consolidated Net Sales	$987.4	$1,018.1

Segment Gross Profit:
Performance Chemicals	$141.1	$155.4
Engineered Surfaces	58.3	57.3
Consolidated Gross Profit	$199.4	$212.7

Segment Operating Profit:
Performance Chemicals	$46.2	$64.1
Engineered Surfaces	19.2	15.6
Interest expense	(32.9)	(31.9)
Corporate expense	(20.0)	(19.8)
Debt issuance costs write-off	(.8)	(1.5)
Consolidated income from continuing operations before income tax	$11.7	$26.5

 Performance Chemicals

Performance Chemicals' net sales decreased $26.5 million to $746.5 million in 2014, compared to $773.0 million in 2013. The decrease was due primarily to reduced customer pricing of $25.9 million, or 3.4%, and lower volumes of $2.0 million, partially offset by favorable foreign currency translation effects of $1.4 million. Lower customer pricing was primarily due to lower raw material costs and their impact on index pricing and previously negotiated price reductions in certain Performance Materials product lines (primarily paper coatings) in response to increased competitive intensity. Reduced volumes in paper coatings, nonwovens, and antioxidants were only partially offset by improvements in oil & gas and global specialty coatings. Net sales for the Performance Materials product line decreased $22.1 million to $316.5 million in 2014 compared to $338.6 million in 2013. The decrease was driven by lower volumes and reduced pricing. Net sales for the Specialty Chemicals product line decreased $4.4 million to $430.0 million in 2014 compared to $434.4 million in 2013. The decrease was due to reduced customer pricing, partially offset by improved volumes of $3.5 million and favorable foreign currency translation effects of $1.4 million.

Performance Chemicals' gross profit and gross profit margin were $141.1 million and 18.9% in 2014, compared to $155.4 million and 20.1% in 2013. The decline in gross profit margin was due primarily to the previously negotiated price reductions in Performance Materials, higher global logistics costs and reduced volume. Including the effect of an unfavorable year-over-year LIFO inventory reserve adjustment of $3.4 million, raw material costs decreased $9.1 million in 2014 compared to 2013.

This segment generated an operating profit of $46.2 million in 2014, compared to $64.1 million in 2013. The decrease in segment operating profit was due primarily to lower pricing and volume in Performance Materials and higher logistics costs. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for 2014 include environmental remediation charges of $1.0 million, $2.2 million of accelerated depreciation expense related to assets for which production will be transferred to another Performance Chemicals facility, and $0.5 million of severance charges. Those items for 2013 include $2.1 million of severance costs, $1.0 million of accelerated depreciation expense, a non-cash intangible asset impairment charge of $0.2 million, and a gain of $0.3 million on an asset sale.

Engineered Surfaces

Engineered Surfaces' net sales decreased $4.0 million to $241.1 million in 2014, compared to $245.1 million in 2013. The decrease was due primarily to the strategic decision in 2013 to exit certain low margin coated fabrics applications and unfavorable currency translation of $1.8 million, which were partially offset by higher volumes in Laminates. Coated Fabrics' net sales decreased $10.5 million to $98.4 million in 2014 compared to $108.9 million in 2013 as improved sales in the China automotive seating market were more than offset by the lower sales in China residential furniture applications and North American transportation applications as a result of exiting certain low margin applications in late 2013.

Net sales for the Laminates and Performance Films product lines increased $6.5 million to $142.7 million in 2014 compared to $136.2 million in 2013, as sales improved in kitchen and bath, flooring, recreational vehicles, and retail display.

Engineered Surfaces' gross profit and gross margin were $58.3 million and 24.2% in 2014 compared to $57.3 million and 23.4% in 2013. The improvement in 2014 was due primarily to positive pricing actions, lower raw material costs, and improved product mix, partially offset by higher logistics and utility costs and higher costs of quality in Thailand.

Segment operating profit was $19.2 million for 2014 compared to $15.6 million for 2013. Since the exit from commercial wallcovering and subsequent closure of the Columbus, Mississippi plant, the segment had steadily increased its profit contribution with 2014 being a record year. The improvement was due primarily to better sales mix, lower raw material costs, and positive pricing actions. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for 2014 include workforce reduction actions of $0.4 million and a gain on the settlement of notes receivable of $1.1 million. Those items for 2013 include gains on asset sales of $5.1 million, workforce reduction and other costs of $3.0 million, facility closure and transition costs of $3.3 million, and a non-cash impairment charge of $0.9 million on a note receivable.

Interest and Corporate

Interest expense was $32.9 million and $31.9 million for 2014 and 2013, respectively. Included in 2014 is $2.0 million of premiums paid on the early redemption of $50 million of the $250 million outstanding Senior Notes in November 2014.

Corporate expenses were $20.0 million in 2014 compared to $19.8 million in 2013. The increase is due primarily to accelerated one-time employment expenses related to employee retirements.

Results of Operations of 2013 Compared to 2012

The Company’s net sales in 2013 were $1,018.1 million, compared to $1,125.5 million in 2012. The Performance Chemicals business segment revenue decreased by 10.6% while the Engineered Surfaces business segment revenue decreased 6.1%. Contributing to the net sales decrease in 2013 were reduced volumes of $50.5 million, or 4.5%, and reduced pricing of $58.3 million, partially offset by favorable currency exchange translation effects of $1.4 million. Lower pricing in Performance Chemicals, which was due to lower year-over-year raw material costs, was partially offset by improved pricing in Engineered Surfaces.

Gross profit and gross profit margin were $212.7 million and 20.9% in 2013, compared to $227.2 million and 20.2% in 2012. The increase in gross profit margin was primarily due to better sales mix and cost reduction actions.

Selling, general, and administrative expense in 2013 decreased $3.1 million to $118.1 million, or 11.6% of sales, compared to $121.2 million, or 10.8% of net sales, in 2012. The decrease in 2013 was due primarily to lower employee headcount and reduced annual incentive compensation expense.

Interest expense was $31.9 million and $36.5 million for 2013 and 2012, respectively. The decrease is due primarily to lower borrowing spreads as a result of a March 2013 refinancing and lower foreign borrowings. Also, included in interest expense for 2012 is approximately $1.3 million related to an expired interest rate swap.

Income tax expense was $6.0 million in 2013, a 22.6% effective income tax rate, compared to income tax expense of $11.2 million, or a 30.3% effective income tax rate, for 2012. The lower rate in 2013 was due primarily to income in foreign jurisdictions where the rate is lower than the U.S. domestic federal statutory rate, one-time tax benefits relating to operations that were sold, other discrete foreign tax items, and a U.S. item, all of which totaled $2.4 million. Cash tax payments in the U.S. are expected to be minimal for the next few years as the Company has $113.6 million of U.S. federal net operating loss carryforwards, $108.9 million of state and local net operating loss carryforwards, $0.4 million of foreign tax credit carryforwards, and $0.2 million of AMT credit carryforwards. The majority of the federal, state, and local net operating loss carryforwards will expire between tax years 2021 and 2033.

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

The Company generated income from continuing operations of $20.5 million or $0.44 per diluted share in 2013 compared to $25.7 million or $0.56 per diluted share in 2012. Included in 2013 are gains on asset sales of $4.9 million due primarily to the sale of the Company's Taicang, China facility and Columbus, Mississippi property, plant, and equipment, a write-off of deferred financing fees of $1.5 million as a result of financing actions, and an impairment charge of $0.9 million on a note receivable. Included in 2012 are asset impairment charges of $1.0 million related to equipment at the Columbus, Mississippi and Taicang, China facilities.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes.

	Year Ended November 30,
	2013	2012
	(Dollars in millions)
Segment Sales:
Performance Chemicals
Performance Materials	$338.6	$422.5
Specialty Chemicals	434.4	442.0
Total Performance Chemicals	$773.0	$864.5

Engineered Surfaces
Coated Fabrics	$108.9	$117.0
Laminates and Performance Films	136.2	144.0
Total Engineered Surfaces	245.1	261.0
Consolidated Net Sales	$1,018.1	$1,125.5

Segment Gross Profit:
Performance Chemicals	$155.4	$177.2
Engineered Surfaces	57.3	50.0
Consolidated Gross Profit	$212.7	$227.2

Segment Operating Profit:
Performance Chemicals	$64.1	$89.6
Engineered Surfaces	15.6	3.8
Interest expense	(31.9)	(36.5)
Corporate expense	(19.8)	(20.0)
Debt issuance costs write-off	(1.5)	—
Acquisition and integration related expenses	—	—
Consolidated income from continuing operations before income tax	$26.5	$36.9

Performance Chemicals
 Performance Chemicals' net sales decreased $91.5 million to $773.0 million during 2013, compared to $864.5 million during 2012. The decrease was due primarily to reduced customer pricing of $61.1 million, or 7.1%, as a result of lower raw material costs and their impact on index pricing, as well as competitive pressure in the Performance Materials product lines. Also impacting net sales were reduced volumes of $29.8 million, or 3.4%, and unfavorable foreign currency translation effects of $0.6 million. Net sales for the Performance Materials product line decreased $83.9 million to $338.6 million during 2013 compared to $422.5 million during 2012. The decrease was driven by lower volumes in both paper and chemical markets of $41.3 million and reduced pricing of $29.7 million. Net sales for the Specialty Chemicals product line decreased $7.6 million to $434.4 million during 2013 compared to $442.0 million during 2012. The decrease was due to reduced customer pricing of $31.4 million and unfavorable foreign currency translation, partially offset by improved volumes of $11.5 million as sales increased in oilfield solutions, coatings, nonwovens, and antioxidants.
Performance Chemicals' gross profit and gross profit margin were $155.4 million and 20.1% in 2013, compared to $177.2 million and 20.5% in 2012. Better sales mix and lower raw material costs were offset by reduced pricing and decreased volumes. Raw material costs decreased $40.6 million during 2013.
This segment generated an operating profit of $64.1 million in 2013, compared to $89.6 million in 2012. The decrease in segment operating profit was due primarily to lower customer pricing and the incremental margin impact of the lower sales volume in Performance Materials, partially offset by lower raw material costs and cost reduction actions. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for 2013 include $2.1 million of severance costs, $1.0 million of accelerated depreciation expense related to assets for which production will be transferred to another Performance Chemicals facility, a non-cash intangible asset impairment charge of $0.2 million, and a gain of $0.3 million on an asset sale. In July, 2013, the Company announced a plan to transfer the manufacture of styrene acrylics and other latices from its Akron, Ohio facility to its Mogadore, Ohio facility in an effort to consolidate, upgrade, and improve this process. As a result, certain styrene butadiene (SB) latex capacity at the Mogadore, Ohio facility will be re-purposed to the production of styrene acrylic and other specialty emulsion polymer chemistries.

 Engineered Surfaces
 Engineered Surfaces' net sales decreased $15.9 million to $245.1 million in 2013 from $261.0 million in 2012 due primarily to lower volumes of $20.7 million, or 7.9%, which was partially offset by positive pricing actions of $2.8 million, or 1.1%, and favorable foreign currency translation effects of $2.0 million. Coated Fabrics' net sales decreased to $108.9 million in 2013, compared to $117.0 million in 2012 due to lower sales volumes. Net sales for the Laminates and Performance Films product lines decreased to $136.2 million during 2013, compared to $144.0 million during 2012, as sales were lower across most markets.
Engineered Surfaces' gross profit was $57.3 million with a gross profit margin of 23.4% during 2013, compared to $50.0 million and a gross profit margin of 19.2% in 2012. The improvement in 2013 was primarily due to positive pricing actions, lower raw material costs, and improved product mix.
Segment operating profit was $15.6 million for 2013 compared to $3.8 million for 2012. The improvement was due primarily to better sales mix, lower raw material costs, positive pricing actions, and cost reduction actions. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for 2013 include gains on asset sales of $5.1 million, workforce reduction and other costs of $3.0 million, facility closure and transition costs of $3.3 million, and a non-cash impairment charge of $0.9 million on a note receivable. Those items for 2012 include facility closure and transition costs of $4.0 million, workforce reduction costs of $1.0 million, non-cash asset impairment charges of $1.0 million, and net charges relating to a non-product claim against the Company of $0.5 million.
Interest and Corporate
Interest expense was $31.9 million and $36.5 million for 2013 and 2012, respectively. The decrease is primarily due to lower borrowing spreads as a result of a March 2013 refinancing and lower foreign borrowings. Also included in interest expense for 2012 is approximately $1.3 million related to an expired interest rate swap.
Corporate expenses were $19.8 million in 2013 compared to $20.0 million in 2012.
Discontinued Operations

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
On March 6, 2012, the Company sold its U.K.-based Muraspec commercial wallcovering business to affiliates of a2e Venture Catalysts Limited and its principal Amin Amiri for $2.4 million in cash and a note receivable for $3.8 million. The note receivable is secured by a first lien on a building owned by the sold business. The Company recognized losses of $0.9 million related to this transaction during 2012 in order to reflect the fair value of the assets and liabilities to be sold to the buyer.
There were no net sales of the discontinued businesses in 2014, and for 2013 and 2012 net sales were $2.1 million and $35.9 million, respectively. Losses before income taxes for the discontinued businesses were $1.0 million, $1.5 million, and $5.0 million for 2014, 2013, and 2012, respectively.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	2014	2013	2012
	(Dollars in millions)
Cash provided by operating activities	$15.0	$45.8	$65.3
Cash used in investing activities	$(25.0)	$(22.0)	$(20.1)
Cash used in financing activities	$(52.5)	$(1.5)	$(2.9)
(Decrease) increase in cash and cash equivalents	$(65.4)	$21.9	$44.1

Cash provided by operating activities was $15.0 million in 2014, compared to $45.8 million in 2013 and $65.3 million in 2012. The decrease in 2014 was due primarily to an increase in working capital and lower net income. The decrease in 2013 was due primarily to lower net income and an increase in working capital. Days sales outstanding was 50.8 days in 2014, 47.8 days in 2013, and 45.8 days in 2012. The increase in both 2014 and 2013 was due primarily to an increase in terms at several key customers and a higher mix of receivables in foreign countries where terms are longer.

Cash used in investing activities was $25.0 million in 2014, compared to $22.0 million in 2013 and $20.1 million in 2012. Included in 2014 were capital expenditures of $29.8 million, which were partially offset by cash received on the settlement of notes receivable of $2.3 million and insurance proceeds of $2.4 million. Included in 2013 were capital expenditures of $28.9 million, which were partially offset by $6.7 million of proceeds from the sale of assets primarily related to the Taicang, China facility and Columbus, Mississippi equipment. Included in 2012 are capital expenditures of $32.8 million, partially offset by cash received from the sale of the Company's wallcovering businesses. The Company expects capital expenditures to be approximately $25.0 million during 2015.

Cash used in financing activities was $52.5 million in 2014, due primarily to a $50.0 million debt prepayment on the Company's Senior Notes and $1.4 million used in the buyback of the Company's common stock. Cash used in financing activities in 2013 was $1.5 million, primarily due to debt payments of $6.5 million and refinancing costs of $0.6 million, partially offset by the release of restricted cash, which was previously used as a compensating balance against foreign debt. Cash used in financing activities in 2012 of $2.9 million was due primarily to debt payments of $3.6 million, partially offset by cash received from the exercise of the Company's employee stock options of $2.0 million. Total debt was $412.8 million as of November 30, 2014, which includes outstanding senior notes of $200.0 million, $192.0 million for the term loan, capital lease obligations of $17.6 million and $3.2 million of foreign debt, compared to $446.6 million as of November 30, 2013. OMNOVA’s cash balance of $99.5 million at November 30, 2014 consists of $43.9 million in the U.S., $35.5 million in Europe, and $20.1 million in Asia. OMNOVA is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its requirements for at least the next twelve months.

Debt

Information regarding the Company's debt is disclosed in Note N to the Company's consolidated financial statements.

Contractual Obligations

	Payments Due By Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
	(Dollars in millions)
Long-term debt and amounts due banks	$395.2	$5.2	$190.0	$200.0	$—
Capital lease obligations(1)	27.0	1.1	2.6	2.8	20.5
Interest payments on long-term debt(2)	79.2	23.8	47.5	7.9	—
Operating and financing leases(3)	39.4	4.6	9.6	4.9	20.3
Purchase obligations	28.2	28.2	—	—	—
Pension and post-retirement funding obligations(4)	117.3	6.7	17.2	10.4	83.0
Other long-term liabilities	9.4	—	3.1	3.1	3.2
Total	$695.7	$69.6	$270.0	$229.1	$127.0

(1)	Includes principal and effective interest payments.

(2)	Based on outstanding debt balances as of November 30, 2014 and estimated interest rates. As those are based on estimates, actual future payments may be different.

(3)	Includes payments on the Company's corporate headquarters.

(4)	Payments are based on Company estimates and current funding laws. Actual results may be different.

Significant Accounting Estimates and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition, and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2014, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, litigation, environmental reserves, pensions, and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

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

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors; the Company will reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $1.4 million and $2.0 million at November 30, 2014 and 2013, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued, or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or material preferences could impact the carrying value of the Company’s inventory and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Engineered Surfaces segment, was $7.6 million at November 30, 2014 and $8.2 million at November 30, 2013.

D)    Litigation and Environmental Reserves

From time to time, the Company is subject to claims, lawsuits and proceedings related to product liability, product warranty, contract, employment, environmental, and other matters. The Company provides a reserve for such matters when it concludes a material loss is probable and the amount can be estimated. Costs related to environmental compliance are also accrued when it is probable a loss has been incurred and the amount of loss can be estimated.

E)    Pensions and Other Post-retirement Plans

The Company accounts for its pension and other post-retirement plans by recognizing in its balance sheet the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The Company recognizes the change in the funded status of the plan in the year in which the change occurs through Accumulated Other Comprehensive Income (Loss). As of May 2007, the Company's U.S. defined benefits pension plan has been closed to all new hires and since December 1, 2011, future service benefits have been frozen for all participants.

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

The Company recorded pension expense of $3.6 million in 2014 and $4.3 million in 2013. Pension expense is calculated using the discount rate to discount plan liabilities at the prior year measurement date. Discount rates of 4.74% and 4.10% were used to calculate the pension expense in 2014 and 2013, respectively. The Company anticipates 2015 expense to be approximately $4.1 million based on a discount rate of 4.01%. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by less than $0.1 million. Cash contributions to the pension plans were $4.1 million in 2014 and $8.8 million in 2013. Future pension benefits for U.S. plan members are frozen and fully vested. Therefore, there is no future service benefit accrual for the Company’s U.S. defined benefit plans.

The Company determined the discount rate used to discount the plan liabilities at the plan’s measurement date, which was November 30, 2014. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds that receive one of the two highest ratings given by a recognized investment ratings agency. Changes in discount rates, as well as the net effect of other changes in actuarial assumptions and experience, have been recognized in Accumulated Other Comprehensive Income (Loss). The Company determined the discount rate used to measure defined benefit pension plan obligations as of November 30, 2014 should be 4.01% compared to 4.74% in 2013. A 25 basis point change in the discount rate would increase or decrease the projected benefit obligation by approximately $10.0 million.

During 2014, the Company adopted the new RP-2014 mortality tables and generational projection scale with MP-2014 in determining the liability for its U.S. pension plans. This new table, along with the change in the discount rate, contributed to the increase in the actuarial loss recognized during 2014 and the increase in the projected benefit obligation.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 7.75% for plan years 2014 and 2013. The measurement dates of November 30, 2014 and 2013 were used to determine these rates. A 25 basis point change in the assumed rate of return for assets would increase or decrease pension expense by approximately $0.5 million. Pension plan assets are measured at fair value on the measurement date.

Based on current estimates of pension asset performance, interest and discount rate assumptions and the Company's prior years credit balance carryforwards, the Company anticipates it will be required under the Pension Protection Act of 2006 (“PPA-2006”), to make a cash contribution to its U.S. pension plan of $4.4 million in 2015. The Company, under rules of the PPA-2006, has elected the fifteen year amortization schedule for the period beginning with the 2009 plan year. Total global pension plan contributions for 2015 are expected to be $4.7 million.

Factors that could alter future cash requirements and timing of any such cash equivalents are:

•	Investment returns which differ materially from the Company’s 7.75% return assumption for 2015;

•	Significant changes in interest rates, affecting the discount rate; and

•
Opportunities to reduce future cash requirements by accelerating contributions ahead of the minimum required schedule. Voluntary contributions in excess of minimally required amounts may prevent the need for larger contributions in the future.

F)    Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

As of November 30, 2014, the Company had approximately $100.3 million of net deferred tax assets primarily related to pension and federal and state domestic loss carryforwards and $46.7 million of net deferred tax liabilities primarily related to intangible assets and fixed asset depreciation differences.

For the year ended November 30, 2014, the Company considered the positive and negative evidence as required by ASC 740, "Income Taxes,” and concluded that it is more likely than not that the Company will realize the benefit from the U.S. deferred tax assets due to a preponderance of positive evidence, which includes a three year U.S. cumulative income position, predictability of future taxable income, and taxable income from the reversal of deferred tax assets and liabilities in future years. However, because of Net Operating Loss Carryforwards ("NOLCs"), the Company does not expect to incur significant cash payments for U.S. taxes over the next several years.

The Company has not provided deferred tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as these undistributed earnings are treated by the Company as being permanently reinvested. To the extent that foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes are not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy. As of November 30, 2014, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $65.2 million, for which no deferred tax liability has been provided.

The Company utilizes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more-likely-than- not of being realized upon ultimate settlement.

The Company’s accounting policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expense. For the year 2014, the Company recognized minimal income tax benefit related to interest and penalties.

G)    Share-Based Employee Compensation

The Company uses the fair value method of recording share-based payments based on the grant date fair value.

While the Company regularly evaluates the use of share-based payments, its practice has been to issue fewer stock options than have been issued in the past, utilizing other forms of incentives such as restricted stock, which are required to be expensed using the fair value method. Refer to Note Q to the Company’s Consolidated Financial Statements for further discussion of share-based payments.

H)    Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and definite-lived intangibles are stated at historical cost less accumulated depreciation.

Construction in process ("CIP") is not depreciated until the asset is placed in service. Refurbishment costs that extend the useful life of the asset are capitalized, whereas ordinary maintenance and repair costs are expensed as incurred. Interest expense incurred during the construction phase is capitalized as part of construction in process until the relevant projects are completed and placed into service.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Depreciation ceases for disposed assets.

I)     Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually as of September 1st and whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. The first step identifies potential impairments by comparing the estimated fair value of a reporting unit with its carrying value. Fair value is typically estimated using a market approach method or a discounted cash flow analysis, which requires the Company to estimate future cash flows anticipated to be generated by the reporting unit, as well as a discount rate to measure the present value of the anticipated cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the estimated fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment charge is recognized. During the fourth quarter of 2014, the Company performed its annual impairment test for goodwill and determined that there were no impairments.

The impairment test for indefinite lived intangible assets consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of its indefinite lived intangible assets using a fair value model based on a market approach method or discounted future cash flows. If the carrying amounts exceed the estimated fair value, an impairment loss would be recognized in the amount of the excess. During the fourth quarter of 2014, the Company performed its annual impairment test for indefinite lived intangible assets and determined that there were no impairments of its indefinite lived intangible assets. The Company recognized impairment losses related to one of its indefinite lived trademarks of $0.2 million in 2013. Key inputs used in determining the fair value of this trademark were expected future revenues and royalty rates.

Estimating future cash flows requires significant judgments and assumptions by management including sales, operating margins, royalty rates, discount rates, and future economic conditions. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may occur.

Finite-lived intangible assets, such as customer lists, patents, trademarks, and licenses are recorded at cost or at estimated fair value when acquired as part of a business combination. Intangible assets with finite lives are amortized over their estimated useful lives with periods ranging from 3 to 30 years. Accumulated amortization of finite lived intangible assets at November 30, 2014 and 2013 was $43.1 million and $39.0 million, respectively.

J)    Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates each month during the year. The resulting translation gains and losses on assets and liabilities are recorded in Accumulated Other Comprehensive Income (Loss), and are excluded from net income until realized through a sale or liquidation of the investment.

K)    Leasing Arrangements

Operating leases - Lease expense is recorded on a straight-line basis over the non-cancelable lease term, including any optional renewal terms that are reasonably expected to be exercised. Leasehold improvements related to these operating leases are amortized over the estimated useful life or the non-cancelable lease term, whichever is shorter.

Capital leases - Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments with a corresponding amount recorded in property, plant, and equipment. Current portions of capital lease payments are included in Amounts due banks and non-current capital lease obligations are included in Long-term debt in our Consolidated Balance Sheets.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of November 30, 2014 reflects reserves for environmental remediation efforts of $1.6 million. During 2014, the Company increased its environmental remediation reserves by $1.0 million.

Capital expenditures for projects related to environmental matters were $1.0 million in 2014, $0.7 million in 2013, and $1.1 million in 2012. During 2014, non-capital expenditures for environmental compliance and protection totaled $7.8 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $7.8 million and $9.4 million in years 2013 and 2012, respectively. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with 2014 expenditure levels.

New Accounting Pronouncements

New accounting pronouncements impacting the Company are disclosed in Note A to the Company’s consolidated financial statements.

Forward Looking Statements

This Annual Report includes forward looking statements as defined by federal securities laws. Please refer to Item 1A. Risk Factors, beginning on page 6 of this Report which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note N to the Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $192.0 million as of November 30, 2014. Non-domestic borrowings with banks were $3.2 million as of November 30, 2014. The weighted average effective interest rate of the Company’s outstanding debt was 6.29% as of November 30, 2014. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has accumulated currency translation gains of $7.0 million as of November 30, 2014, which is included in accumulated other comprehensive income (loss).

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Management’s Assessment of Internal Control Over Financial Reporting

Management of OMNOVA Solutions Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2014.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). OMNOVA Solutions Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report titled “Management’s Assessment of Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, OMNOVA Solutions Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2014 and our report dated January 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
January 23, 2015

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

To the Shareholders of OMNOVA Solutions Inc.:

Management of OMNOVA Solutions Inc. is responsible for preparing the accompanying consolidated financial statements and for assuring their integrity and objectivity. These financial statements were prepared in accordance with U.S. generally accepted accounting principles and fairly represent the transactions and financial condition of the Company in all material respects. The financial statements include amounts that are based on management’s best estimates and judgments. The Company’s financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm that has been selected by the Audit Committee of the Board of Directors and approved by the shareholders. Management has made available to Ernst & Young LLP all of the Company’s financial records and related data, internal audit reports, as well as the minutes of shareholders’ and directors’ meetings.

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

January 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
January 23, 2015

OMNOVA SOLUTIONS INC.
 Consolidated Statements of Operations

	Years Ended November 30,
	2014	2013	2012
	(Dollars in millions, except per share data)
Net Sales	$987.4	$1,018.1	$1,125.5
Cost of goods sold (exclusive of depreciation)	788.0	805.4	898.3
Gross profit	199.4	212.7	227.2
Other Costs and Expenses:
Selling, general, and administrative	120.2	118.1	121.2
Depreciation and amortization	34.8	33.6	32.0
Asset impairment	—	.2	1.0
Loss (gain) on asset sales	.5	(4.9)	—
Restructuring and severance	.9	7.1	1.0
Interest expense	32.9	31.9	36.5
Debt issuance costs write-off	.8	1.5	—
Other income, net	(2.4)	(1.3)	(1.4)
Total Other Costs and Expenses	187.7	186.2	190.3
Income from continuing operations before income taxes	11.7	26.5	36.9
Income tax (benefit) expense	(.4)	6.0	11.2
Income from continuing operations	12.1	20.5	25.7
Discontinued Operations:
Loss from discontinued operations (net of tax benefit of $0.4 million, $0.6 million and $0.9 million in 2014, 2013 and 2012, respectively)	(.6)	(.9)	(4.1)
Gain on sale of discontinued operations (net of tax expense of $3.9 million in 2012)	—	—	6.0
(Loss) income from discontinued operations	$(.6)	$(.9)	$1.9
Net income	$11.5	$19.6	$27.6
Income Per Share—Basic
Income per share—continuing operations	$.26	$.44	$.56
(Loss) income per share—discontinued operations	(.01)	(.02)	.05
Basic income per share	$.25	$.42	$.61
Income Per Share—Diluted
Income per share—continuing operations	$.26	$.44	$.56
(Loss) income per share—discontinued operations	(.01)	(.02)	.04
Diluted income per share	$.25	$.42	$.60

Weighted average shares outstanding - Basic	46.3	46.1	45.6
Weighted average shares outstanding - Diluted	47.1	46.6	46.0

See notes to the consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended November 30,
	2014	2013	2012
	(Dollars in millions)
Net Income	$11.5	$19.6	$27.6

Components of other comprehensive income (loss):
Foreign currency translations
Unrealized net change during the period	(5.4)	(.6)	(3.1)
Unrealized net change on intercompany foreign debt during the period	(7.5)	4.1	(2.0)
Tax effect	2.4	(1.1)	.8
Foreign currency translations, net of tax	(10.5)	2.4	(4.3)

Interest rate swap
Amortization of unrecognized gain on interest rate swap reclassified into interest expense, net of tax	—	—	1.3
Tax effect	—	—	1.3
Amortization of unrecognized gain on interest rate swap reclassified into interest expense	—	—	2.6

Post-retirement benefit plans:
Actuarial net gain (loss):
Net (loss) gain arising during period	(50.7)	35.5	(39.2)
Amortization of net loss included in net periodic pension expense	2.5	3.6	1.4
Prior service credit:
Prior service credit arising during period	—	.1	—
Amortization of prior service credits included in net period pension expense	(.3)	(.3)	(.3)
Tax effect	18.8	(15.2)	15.4
Defined benefit plans, net of tax	(29.7)	23.7	(22.7)
Other comprehensive (loss) income, net of tax	(40.2)	26.1	(24.4)
Comprehensive (loss) income	$(28.7)	$45.7	$3.2

See notes to the consolidated financial statements.

OMNOVA SOLUTIONS INC.
 Consolidated Balance Sheets

	November 30,
	2014	2013
	(Dollars in millions, except per share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$99.5	$164.9
Accounts receivable, net	135.7	123.1
Inventories	92.7	88.1
Prepaid expenses and other	21.0	17.6
Deferred income taxes - current	7.0	8.4
Total Current Assets	355.9	402.1
Property, plant, and equipment, net	238.4	226.5
Trademarks and other intangible assets, net	66.4	73.6
Goodwill	85.4	88.9
Deferred income taxes - non-current	68.2	46.9
Deferred financing fees	7.0	9.3
Other assets	7.9	7.4
Total Assets	$829.2	$854.7
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$5.6	$4.6
Accounts payable	94.3	92.1
Accrued payroll and personal property taxes	17.8	20.4
Employee benefit obligations	2.9	2.1
Accrued interest	1.4	1.7
Other current liabilities	1.8	5.8
Total Current Liabilities	123.8	126.7
Senior notes	200.0	250.0
Long-term debt	206.4	194.0
Post-retirement benefits other than pensions	6.6	6.5
Pension liabilities	110.8	67.2
Deferred income taxes - non-current	21.6	23.3
Other liabilities	9.5	9.0
Total Liabilities	678.7	676.7
Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million and 47.9 million shares issued as of November 30, 2014 and 2013, respectively	4.8	4.8
Additional contributed capital	338.5	334.6
Retained deficit	(56.1)	(67.6)
Treasury stock at cost; 1.0 million and 0.7 million shares at November 30, 2014 and 2013, respectively	(7.9)	(5.2)
Accumulated other comprehensive loss	(128.8)	(88.6)
Total Shareholders’ Equity	150.5	178.0
Total Liabilities and Shareholders’ Equity	$829.2	$854.7

See notes to the consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Shareholders’ Equity
for the Years Ended November 30, 2014, 2013, and 2012

(Dollars and shares in millions)	Number of Common Shares Outstanding	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance November 30, 2011	45.7	$4.6	$324.9	$(114.8)	$(2.7)	$(90.3)	$121.7
2012
Net income				27.6			27.6
Cumulative translation adjustment (net of tax benefit of $0.8 million)						(4.3)	(4.3)
Amortization of unrecognized loss on interest rate swap (net of tax benefit of $1.3 million)						2.6	2.6
Defined benefit plans:
Prior service credits (net of tax benefit of $0.9 million)						.6	.6
Net actuarial loss (net of tax benefit of $14.5 million)						(23.3)	(23.3)
Common stock issuance	1.2	.1	6.9		(1.7)		5.3
Balance November 30, 2012	46.9	$4.7	$331.8	$(87.2)	$(4.4)	$(114.7)	$130.2
2013
Net income				19.6			19.6
Cumulative translation adjustment (net of tax expense of $1.1 million)						2.4	2.4
Defined benefit plans:
Prior service credits (net of tax benefit of $0.1 million)						(.1)	(.1)
Net actuarial gain (net of tax expense of $15.2 million)						23.8	23.8
Common stock issuance	.3	.1	2.8		(.8)		2.1
Balance November 30, 2013	47.2	$4.8	$334.6	$(67.6)	$(5.2)	$(88.6)	$178.0
2014
Net income				11.5			11.5
Cumulative translation adjustment (net of tax benefit of $2.4 million)						(10.5)	(10.5)
Defined benefit plans:
Prior service credits (net of tax benefit of $0.1 million)						(.2)	(.2)
Net actuarial loss (net of tax benefit of $18.7 million)						(29.5)	(29.5)
Common stock issuance	.3		3.9		(1.3)		2.6
Repurchase of treasury shares	(.2)				(1.4)		(1.4)
Balance November 30, 2014	47.3	$4.8	$338.5	$(56.1)	$(7.9)	$(128.8)	$150.5
See notes to the consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows

	Years Ended November 30,
	2014	2013	2012
	(Dollars in millions)
Operating Activities
Net income	$11.5	$19.6	$27.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of fixed assets	.5	(4.9)	—
Depreciation and amortization	34.8	33.6	32.0
Amortization & write-off of debt issuance costs	3.3	2.8	2.7
Gain on sale of business	—	—	(9.9)
Impairment of long-lived assets	—	.2	1.0
Proceeds from insurance settlements	—	.8	—
Non-cash stock compensation expense	2.7	2.2	4.5
Provision for uncollectible accounts	.3	—	.6
Provision for obsolete inventories	.2	1.5	—
Deferred income taxes	(5.1)	3.9	8.6
Other	—	(.2)	.6
Changes in operating assets and liabilities:
Accounts receivable	(12.3)	2.8	31.7
Inventories	(6.8)	5.9	(15.6)
Other current assets	(8.1)	(.9)	(.4)
Current liabilities	.2	(10.6)	(14.0)
Other non-current assets	(17.3)	11.0	2.5
Other non-current liabilities	15.2	(13.0)	5.7
Contribution to defined benefit plan	(4.1)	(8.8)	(18.7)
Discontinued operations	—	(.1)	6.4
Net Cash Provided By Operating Activities	15.0	45.8	65.3
Investing Activities
Capital expenditures	(29.8)	(28.9)	(32.8)
Proceeds from note receivable	2.3	—	—
Proceeds from sale of businesses	—	—	12.4
Proceeds from insurance settlements	2.4	.2	—
Proceeds from asset sales	.1	6.7	.3
Net Cash Used In Investing Activities	(25.0)	(22.0)	(20.1)
Financing Activities
Repayment of debt obligations	(52.0)	(2.0)	(2.0)
Short-term debt borrowings	23.3	34.9	43.8
Short-term debt payments	(22.7)	(39.4)	(45.4)
Payments for debt refinancing	—	(.6)	—
Restricted cash	—	5.5	(1.3)
Purchase of treasury shares	(1.4)	—	—
Cash received from exercise of stock options	.3	.1	2.0
Net Cash Used In Financing Activities	(52.5)	(1.5)	(2.9)
Effect of exchange rate changes on cash	(2.9)	(.4)	1.8
Net (Decrease) Increase in Cash and Cash Equivalents	(65.4)	21.9	44.1
Cash and cash equivalents at beginning of period	164.9	143.0	98.9
Cash and Cash Equivalents at End of Period	$99.5	$164.9	$143.0

Supplemental Cash Flow Information
Capital lease obligations incurred	$14.5	$3.0	$—
Cash paid for:
Interest	$30.9	$29.7	$32.6
Income taxes	$3.9	$4.4	$6.5
 See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note A—Description of Business and Significant Accounting Policies

Description of Business—OMNOVA Solutions Inc. (“OMNOVA” or the “Company”) is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. We utilize 23 strategically located manufacturing, technical, and other facilities in North America, Europe, and Asia to service our broad customer base. OMNOVA operates two business segments: Performance Chemicals and Engineered Surfaces.

Performance Chemicals—The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products are tailored latices, resins, binders, adhesives, specialty rubbers, antioxidants, hollow plastic pigment and elastomeric modifiers which are used in specialty coatings, carpet, paper, nonwovens, construction, oil and gas drilling and production, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & thermoplastics and various other specialty applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility, and enhanced appearance.

The Performance Chemicals segment consists of two product lines. The Performance Materials product line encompasses products that have applications in the paper, paperboard, carpet and tire cord industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in automotive tires. The Specialty Chemicals product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), construction, oil and gas drilling and production, adhesives, tape, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & thermoplastics, and various other specialty applications.

Engineered Surfaces—The Engineered Surfaces segment develops, designs, produces, and markets a broad line of engineered surfacing products, including coated fabrics; vinyl, paper and specialty laminates; and industrial films. These products are used in numerous applications, including commercial building refurbishment, new construction, residential cabinets, flooring, ceiling tile and furnishings, transportation markets including busses and mass transit vehicles, marine, automotive and motorcycle OEM seating and manufactured housing, recreational vehicles, health care patient and common area furniture, and a variety of industrial films applications.

The Engineered Surfaces segment consists of two product lines. The Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, automotive soft tops, and automotive after-market applications. The Laminates and Performance Films product line applications include kitchen and bath cabinets, wall surfacing, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, commercial appliances, and a variety of industrial film applications.

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided to exit the commercial wallcovering business in the fourth quarter of 2011. The results of operations and cash flows from these businesses have been classified as discontinued operations for all periods presented (see Note B - Discontinued Operations).

The Company’s operations are located primarily in the United States, France, China, India, and Thailand.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Research and Development Expense—Research and development costs, which were $9.7 million in 2014, $10.0 million in 2013, and $11.5 million in 2012, are charged to expense as incurred.

Advertising Costs—Advertising costs are expensed when incurred. Advertising expense was $0.9 million, $0.6 million, and $0.7 million in 2014, 2013, and 2012, respectively.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Restricted Cash—Cash that is restricted as to withdrawal or usage is recognized as restricted cash.

Financial Instruments and Fair Value Measurements—Financial assets and financial liabilities carried on the balance sheet include cash and deposits at financial institutions, trade receivables and payables, capital lease obligations, other receivables and payables, borrowings, and derivative instruments. The accounting policies on recognition and measurement of these items are disclosed elsewhere in these financial statements. Fair value is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Financial Risk—The Company is mainly exposed to credit, interest rate, and currency exchange rate risks which arise in the normal course of business.

Concentrations of Credit Risk—Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company as and when they become due. The primary credit risk for the Company is its accounts and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company’s products. There was no single customer who represented more than 10% of the Company’s net sales in 2014 or outstanding net trade receivables at November 30, 2014 or 2013.

Foreign Currency Risk—The Company incurs foreign currency risk on sales and purchases denominated in other currencies. The currencies giving rise to this risk are primarily the GB Pound Sterling, the Euro, Thai Baht, Chinese Yuan, and Indian Rupee. Foreign currency exchange contracts are occasionally used by the Company’s Thailand subsidiary to manage risks from the change in exchange rate of the Thai Baht on sales denominated in U.S. dollars. Risk to the Euro is partially limited due to natural cash flows netting. Risk to the GB Pound Sterling is immaterial due to the limited amount of transactions denominated in this currency.

Derivative Instruments—The Company uses, from time to time, certain derivative instruments to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company recognizes derivative instruments as either an asset or a liability at their respective fair value. On the date a derivative contract is entered into, the Company may elect to designate the derivative as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. The Company does not use fair value or net investment hedges. For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income (Loss). Amounts in Accumulated Other Comprehensive Income (Loss) are recognized in earnings when the underlying hedged transaction affects earnings. Ineffectiveness is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative and the present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item or management determines that designation of the derivative as a hedging instrument is no longer appropriate. Any prospective gains or losses on the derivative would be recognized in earnings.

Foreign currency exchange contracts are occasionally used by the Company to manage risks from the change in exchange rates on cash payments between the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging limits the impact of foreign exchange rate movements on the Company’s operating results. As of November 30, 2014 and November 30, 2013, the Company did not have any forward contracts. For forward contracts that are not designated as hedging instruments, changes in the fair value of these instruments are recognized in earnings immediately.

The Company does not enter into derivative instruments for trading or speculative purposes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Accounts Receivable Allowance—The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating, and other relevant factors and to reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $1.4 million and $2.0 million at November 30, 2014 and 2013, respectively.

The Company does not charge interest to its customers on past due accounts receivable.

Inventories—Inventories are stated at the lower of cost or market on a consistent basis. All U.S. based inventory, which represents 51.4% of the total inventory, is valued using the last-in, first-out (“LIFO”) method. The Company believes the LIFO method results in a better matching of costs and revenues. The remaining portions of inventories, which are located outside of the U.S., are valued using the first-in, first-out (“FIFO”) or an average cost method. Inventory costs include direct overhead, freight, and duty.

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued, or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or material preferences could impact the carrying value of the Company’s inventory and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Engineered Surfaces segment, was $7.6 million and $8.2 million at November 30, 2014 and 2013, respectively.

Notes Receivable—Notes receivable accepted by the Company are initially recognized at fair value. The Company does not subsequently adjust the fair value of these notes receivable unless it is determined that the note receivable is impaired. As with its accounts receivable allowance, the Company considers the issuer's financial condition, payment history, credit rating, and other relevant factors when assessing the collectability of the note and to reserve the portion of such note for which collection does not appear likely. Interest income is recognized as earned.

Litigation and Environmental Reserves—From time to time, the Company is subject to claims, lawsuits, and proceedings related to product liability, product warranty, contract, employment, environmental, and other matters. The Company provides a reserve for such matters when it concludes a material loss is probable and the amount can be estimated. Costs related to environmental compliance are also accrued, on an undiscounted basis, when it is probable a loss has been incurred and the amount of loss can be estimated.

Deferred Financing Fees—Debt issuance costs are capitalized and amortized over the life of the related debt. Deferred financing fee amortization is included in interest expense in the consolidated statements of operations.

Property, Plant, and Equipment—Property, plant, and equipment are recorded at cost. Construction in process is not depreciated until the asset is ready for its intended use. Refurbishment costs that extend the useful life of the asset are capitalized, whereas ordinary maintenance and repair costs are expensed as incurred. Interest expense incurred during the construction phase is capitalized as part of construction in process until the relevant projects are completed and placed into service.

Depreciation is computed principally using the straight-line method using depreciable lives as follows:

Years
Buildings	25 – 40
Machinery and equipment	5 – 15
Furniture and fixtures	3 – 10
Software	3 – 5

Leasehold improvements are depreciated over the shorter of the lease term, including any expected renewal periods that are probable to occur, or the estimated useful life of the improvement.

All of the Company’s long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized based on the difference between the estimated fair value of the asset or asset group and its carrying value. Impairment losses related to property, plant, and equipment for continuing operations of $1.0 million were recognized in 2012.

When specific actions to dispose of an asset or group of assets meet certain criteria, the underlying assets and liabilities are adjusted to the lesser of carrying value or fair value and reclassified into a “held for sale” category in the consolidated balance sheet.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually as of September 1st and whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. The first step identifies potential impairments by comparing the estimated fair value of a reporting unit with its carrying value, including goodwill and intangible assets. Fair value is typically estimated using a market approach method or a discounted cash flow analysis, which requires the Company to estimate future cash flows anticipated to be generated by the reporting unit, as well as a discount rate to measure the present value of the anticipated cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment charge is recognized. As of September 1, 2014, the estimated fair value of the Company's goodwill exceeds the carrying value. As of November 30, 2014, all of the Company's goodwill is associated with its Performance Chemicals segment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

The impairment test for indefinite lived intangible assets consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of its indefinite lived intangible assets using a fair value model based on a market approach method or discounted future cash flows. If the carrying amounts exceed the estimated fair value, an impairment loss would be recognized in the amount of the excess. During the fourth quarter of 2014, the Company performed its annual impairment test for indefinite lived intangible assets and determined that there were no impairments of its indefinite lived intangible assets. The Company recognized impairment losses related to one of its indefinite lived trademarks of $0.2 million in 2013.

Estimating future cash flows requires significant judgments and assumptions by management including sales, operating margins, royalty rates, discount rates, and future economic conditions. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may occur.

Finite lived intangible assets, such as customer lists, patents, trademarks, and licenses, are recorded at cost or estimated fair value when acquired as part of a business combination. Intangible assets with finite lives are amortized over their estimated useful lives with periods ranging from 3 to 14 years.

Pension and Other Post-retirement Plans—We account for our pensions and other post-retirement benefits by (1) recognizing the funded status of the benefit plans in our statement of financial position, (2) recognizing, as a component of other comprehensive income or net periodic benefit cost, the gains or losses and prior service costs or credits that arise during the period, (3) measuring defined benefit plan assets and obligations as of the date of the Company's fiscal year end statement of financial position and (4) disclosing additional information in the notes to the financial statements about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of prior service costs or credits and transition assets or obligations.

Asset Retirement Obligations—The fair value of an asset retirement obligation is recorded when the Company has an unconditional legal obligation to perform an asset retirement activity and the amount of the obligation can be reasonably estimated. In assessing asset retirement obligations, the Company reviews the expected settlement dates or a range of estimated settlement dates, the expected method of settlement of the obligation, and other factors pertinent to the obligations.

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

Gains or losses relating to foreign currency transactions are included in Other (income) expense, net in the consolidated statement of operations and consisted of a gain of $1.1 million in 2014 and expense of $0.6 million and $0.2 million in 2013 and 2012, respectively.

Income Taxes—The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets, if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has not provided deferred tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as these undistributed earnings are treated by the Company as being permanently reinvested. To the extent that foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes are not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy. As of November 30, 2014, the non-U.S. subsidiaries have a cumulative unremitted foreign earnings income position of $65.2 million, for which no deferred tax liability has been provided.

The Company utilizes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more-likely-than-not of being realized upon ultimate settlement.

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

Capital Leases—Capital leases are recognized at the lower of fair market value or the present value of future minimum lease payments with a corresponding amount recognized in property, plant, and equipment. Depreciation on assets under capital leases is included in depreciation expense. Current portions of capital lease payments are included in Amounts due banks and non-current capital lease obligations are included in Long-term debt in our Consolidated Balance Sheets. The Company has two leased assets, land and the building for its corporate headquarters, which are classified as capital leases with a present value of minimum lease payments of $17.6 million as of November 30, 2014. The lease for the land commenced in November 2013 and expires in 20 years at which time the Company can acquire the land for a nominal amount. The lease for the building commenced in November 2014 and expires in 22 years at which time the Company receives the building at no cost.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Share-Based Compensation—Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Company’s Deferred Compensation Plan for Non-Employee Directors and performance shares awarded under the Company’s Long-Term Incentive Plan. The Company did not capitalize any expense related to share-based payments and recognizes share-based expense within Selling, General, and Administrative expense.

Earnings Per Share—The Company uses the two-class method for computing earnings per share where participating securities are included in the computation of earnings per share. Participating securities include unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or not. The Company did not have any outstanding participating securities as of November 30, 2014. The Company had no participating securities outstanding during 2014 and 2013. Weighted-average participating securities outstanding during 2012 were 0.2 million.

Subsequent Events—The Company has evaluated all subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission. There were no other material events or transactions occurring during this subsequent event period which requires recognition or disclosure in the financial statements.

Accounting Standards Adopted in 2014

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income,” which requires companies to provide information about the amounts reclassified out of accumulated comprehensive income by component as well as requiring additional disclosures for these amounts. This ASU was effective for the Company on December 1, 2013. The adoption of this ASU did not have an impact on the Company's financial position, results of operations, or cash flows.

Accounting Standards Not Yet Adopted

In March 2013, FASB issued ASU No. 2013-05 “Foreign Currency Matters,” which provides guidance on when to release the cumulative currency translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity. This ASU will be effective for the Company on December 1, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company December 1, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

Note B—Discontinued Operations

As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company decided to exit the commercial wallcovering business in the fourth quarter of 2011.

On December 12, 2011, the Company completed the sale of its North American wallcovering business to J. Josephson, Inc., a private commercial wallcovering producer based in New Jersey. The sale included print cylinders, certain equipment, trademarks, contracts, and other assets associated with the Company’s domestically-produced wallcovering. Under terms of the sale, the Company received $10.0 million in cash and may receive up to three years of royalty payments based on future sales of OMNOVA commercial wallcovering patterns. The Company retained the net working capital, the Columbus, Mississippi manufacturing facility, and certain production assets which were also used by its other businesses.

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

On March 6, 2012, the Company sold its U.K.-based Muraspec commercial wallcovering business to affiliates of a2e Venture Catalysts Limited and its principal Amin Amiri for $2.4 million in cash and a note receivable for $3.8 million. The note receivable is secured by a first lien on a building owned by the sold business. The Company recognized losses of $0.9 million related to this transaction during 2012 in order to reflect the fair value of the assets and liabilities to be sold to the buyer.

There were no net sales of the discontinued businesses in 2014 and for 2013 and 2012 net sales were $2.1 million and $35.9 million, respectively. Losses before income taxes for the discontinued businesses were $1.0 million, $1.5 million, and $5.0 million for 2014, 2013, and 2012, respectively.

Note C—Asset Sales

During July 2013, the Company sold to the Columbus Business Center LLC, the land and building of its Columbus, Mississippi facility for $1.9 million and all of the equipment at that facility for $2.3 million. Proceeds from the sale were comprised of cash of $1.1 million and a note receivable with a notional amount of $3.1 million. In May 2014, the Company received full payment of the note receivable. The Company accounted for the land and building sale using the deposit method, as required under ASC 360, "Property, Plant, and Equipment - Real Estate Sales" and accordingly, the book value of the land and building was included in the Company's Property, Plant, and Equipment at November 30, 2013 (see Note L - Property, Plant, and Equipment, Net). The Company recognized a gain of $1.4 million related to the sale of the equipment component of this transaction during the third quarter of 2013. In a separate transaction, the Company entered into a long-term lease with the buyer to lease a portion of the facility through the end of 2018, which will be used as a distribution facility for the Coated Fabrics business.

During the fourth quarter of 2013, the Company sold its idled Taicang, China facility for $5.1 million in cash. The Company recognized a gain of $3.5 million for this transaction.

Note D—Restructuring and Severance

The following table is a summary of restructuring and severance charges for 2014, 2013, and 2012:

	2014	2013	2012
	(Dollars in millions)
Severance expense	$.8	$4.5	$.5
Closure costs	.1	2.6	.5
Total	$.9	$7.1	$1.0

During 2014, the Engineered Surfaces segment recognized restructuring and severance costs related to its continuing operations of $0.4 million primarily related to workforce reductions and plant closure costs and the Performance Chemicals segment recognized $0.5 million of severance costs related to workforce reductions. All costs were paid during 2014.

During 2013, the Engineered Surfaces segment recognized restructuring and severance costs related to its continuing operations of $5.5 million. The costs were primarily related to plant closure costs and workforce reduction actions at its Columbus, Mississippi and Taicang, China facilities. The Performance Chemicals segment recognized $1.6 million of severance costs related to the restructuring of its European operations.

During 2012, the Company recognized severance costs of $1.0 million in Engineered Surfaces of which $0.7 million was paid in 2012 and the remaining balance was paid in the first quarter of 2013. The severance costs were primarily related to the winding down of production at the Columbus, Mississippi facility.

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30,	2014		November 30,
	2013	Provision	Payments	2014
	(Dollars in millions)
Performance Chemicals	$—	$.5	$.5	$—
Engineered Surfaces	.2	.4	.6	—
Corporate	—	—	—	—
Total	$.2	$.9	$1.1	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note E—Asset Impairment

There were no asset impairments during 2014.

During the fourth quarter of 2013, based on the Company's annual impairment test for indefinite lived intangible assets, the expected future discounted cash flows of one of the Performance Chemicals segments' trademarks was lower than its book value by $0.2 million as a result of lower selling prices. Accordingly, an impairment charge of $0.2 million was recognized.

During the fourth quarter of 2012, based on changes in regional market real estate conditions, the Company updated its review of the fair value of the Columbus, Mississippi facility and as a result, recorded an impairment charge of $0.8 million on the facility and buildings. During the second quarter of 2012, the Company wrote off $0.2 million of assets at its Taicang, China facility as the Company updated its review of the assets at the idled facility.

Note F—Other Income (Expense)

Included in other income (expense) in 2014 were income from scrap material sales of $1.8 million, a gain on settlement of notes receivable of $1.1 million, gain on foreign currency transactions of $1.1 million, and interest income of $0.8 million, partially offset by miscellaneous non-income tax expense of $1.1 million, environmental remediation costs of $1.0 million, and other of $0.3 million.

Included in other income (expense) in 2013 were insurance recovery proceeds of $0.8 million in settlement of a business interruption claim and a non-cash impairment charge of $0.9 million for a note receivable to reflect the balance of the note at fair value.

2012 primarily includes income from scrap material sales.
Note G—Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows:

	Years Ended November 30,
	2014	2013	2012
	(Dollars in millions)
Income (Loss) from Continuing Operations Before Income Taxes
U.S.	$(1.7)	$13.6	$21.7
Foreign	13.4	12.9	15.2
	$11.7	$26.5	$36.9

	Years Ended November 30,
	2014	2013	2012
	(Dollars in millions)
Income Tax Expense (Benefit)
Current
U.S. Federal	$—	$(1.1)	$—
U.S. State and Local	.2	.2	.1
Foreign	4.5	3.0	2.5
	4.7	2.1	2.6
Deferred
U.S. Federal	(5.6)	6.1	7.0
U.S. State and Local	.3	.9	(.6)
Foreign	.2	(3.1)	2.2
	(5.1)	3.9	8.6
Income Tax Expense (Benefit)	$(.4)	$6.0	$11.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note G—Income Taxes (Continued)

	Years Ended November 30,
	2014	2013	2012
Effective Income Tax Rate
Tax at Federal statutory rate	35.0%	35.0%	35.0%
Valuation allowance (reversal)	(49.7)	.4	.7
Foreign taxes at different rates	(22.5)	(11.2)	(3.7)
Permanent items	4.2	2.3	1.2
U. S. tax deemed dividend	10.8	—	—
Non-deductible executive compensation	2.4	3.7	1.0
Changes in deferred taxes	6.6	.7	4.6
Uncertain tax positions	—	(7.6)	(4.3)
State taxes	4.2	4.1	.7
Foreign withholding tax	5.5	—	—
Foreign stock sale	—	(2.2)	—
Tax credits	(3.0)	(3.7)	(2.1)
Other, net	3.1	1.1	(2.8)
Effective Income Tax Rate	(3.4)%	22.6%	30.3%

During the fourth quarter of 2014, the Company completed the sale by a U.S. subsidiary of a wholly-owned foreign subsidiary to a wholly-owned foreign holding company. In connection with the sale, the U.S. subsidiary recognized a gain of $20.0 million for U.S. tax purposes. A portion of the gain is reported as a deemed dividend for U.S. tax purposes with the remaining amount reported as a capital gain. The amount reported as a capital gain was offset by capital loss carryforwards of $19.7 million. The Company had previously provided a full valuation allowance to offset the deferred tax asset recorded for the capital loss carryforwards as the Company did not believe that utilization was likely to occur prior to the expiration date. As the capital loss carryforwards are now being utilized, the Company released the valuation allowance of $6.9 million, with an effective rate benefit of 58.9%, during the fourth quarter of 2014.

As of November 30, 2014, the Company’s effective tax rate was reduced by 22.5% related to foreign tax rates in jurisdictions which are taxed at rates different than the U.S. Federal statutory tax rate of 35.0%. The primary jurisdictions in which rates are significantly lower than the U.S. are Luxembourg, Thailand and China. The reductions related to foreign taxes in these jurisdictions were 18%, 5% and 9%, respectively. Included in the 22.5% related to foreign taxes at different rates is French business tax which increased the rate by 7.5% at November 30, 2014.

Deferred Taxes

	November 30,
	2014		2013
(Dollars in millions)	Assets	Liabilities	Assets	Liabilities
Accrued estimated costs	$7.0	$—	$9.1	$—
Goodwill and intangible assets	—	26.7	—	29.3
Depreciation	—	20.0	—	22.5
Pension	40.5	—	23.6	—
NOLC’s and other carryforwards	57.4	—	62.2	—
Post-retirement employee benefits	5.5	—	5.0	—
Other	1.0	—	—	.1
Valuation allowance	(11.1)	—	(16.0)	—
Deferred Taxes	$100.3	$46.7	$83.9	$51.9

As of November 30, 2014, the Company had approximately $115.1 million of U.S. federal net operating loss carryforwards (NOLCs), $113.9 million of state and local NOLCs, $0.2 million of foreign tax credit carryforwards, and $0.2 million of AMT credit carryforwards. The $113.9 million of state and local NOLCs have a realizable deferred tax asset value of $5.0 million. The majority of the federal, state and local NOLCs will expire in tax years 2021 through 2034 while the foreign tax credit carryforwards will expire in the tax years 2015 through 2022. As of November 30, 2014, the Company had approximately $37.4 million of foreign NOLCs of which $27.3 million have an indefinite carryforward period. Of the $27.3 million foreign NOLCs which have an indefinite carryforward period, $27.3 million have a valuation allowance provided against them as the Company does not anticipate utilizing these carryforwards. Cash paid for income taxes in 2014, 2013 and 2012 was $3.9 million, $4.4 million and $6.5 million, respectively, and related primarily to state and foreign income taxes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note G—Income Taxes (Continued)

At November 30, 2014, total unrecognized tax benefits were $0.6 million, excluding $0.4 million of penalties and interest. The total amount of penalties and interest recognized in the statement of financial position was $0.4 million as of both November 30, 2014 and 2013. Of the total $0.6 million of unrecognized tax benefits as of November 30, 2014, $0.6 million would, if recognized, impact the Company’s effective tax rate. No unrecognized tax benefits impacted the Company's effective tax rate in 2014. The amount of unrecognized tax benefits which impacted the Company's effective tax rate in 2013 and 2012 were $1.9 million and $1.6 million, respectively.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties is as follows:

	Years Ended November 30,
	2014	2013	2012
	(Dollars in millions)
Opening balance December 1	$.8	$4.3	$10.6
Increase based on tax positions related to prior year	—	—	1.0
Decrease based on tax positions in the prior year	—	(.4)	(3.3)
Reduction due to lapse of statue of limitations	(.2)	(3.1)	(3.7)
Currency translation effects	—	—	(.3)
Ending balance November 30	$.6	$.8	$4.3
Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. For the year 2014, the Company recognized no income tax expense related to interest and penalties. The Company recognized an income tax benefit related to interest and penalties of $0.7 million in 2013 and recognized income tax expense of $0.4 million in 2012.
During the next twelve months, due to the expiration of open statutes of limitations, the Company’s unrecognized tax benefits, excluding interest and penalties, are expected to decrease by $0.6 million. Of the $0.6 million unrecognized tax benefit that is reasonably expected to decrease during the next twelve months, $0.6 million would, if recognized, impact the Company’s effective tax rate. It is also possible that additional unrecognized tax benefits could arise during the next twelve months that would change such estimate.
 With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2009.
Note H—Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	November 30,
	2014	2013	2012
	(Dollars in millions)
Foreign currency translation adjustments	$(10.3)	$.2	$(2.2)
Unrecognized loss on interest rate swap	—	—	—
Employee benefit plans	(118.5)	(88.8)	(112.5)
Accumulated other comprehensive loss	$(128.8)	$(88.6)	$(114.7)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive income (loss):

	Foreign Currency Items	Unrealized Loss on Interest Rate Swap	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance November 30, 2011	$2.1	$(2.6)	$(89.8)	$(90.3)

Other comprehensive earnings (loss) before reclassifications	(4.3)	—	(23.4)	(27.7)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	2.6	.7	3.3
Balance November 30, 2012	$(2.2)	$—	$(112.5)	$(114.7)

Other comprehensive earnings (loss) before reclassifications	2.4	—	21.4	23.8
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	—	2.3	2.3
Balance November 30, 2013	$.2	$—	$(88.8)	$(88.6)

Other comprehensive earnings (loss) before reclassifications	(10.5)	—	(31.0)	(41.5)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	—	1.3	1.3
Balance November 30, 2014	$(10.3)	$—	$(118.5)	$(128.8)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note I—Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution (in millions, except per share amounts):

	Years Ended November 30,
	2014	2013	2012
Basic Earnings Per Share:
Income from continuing operations	$12.1	$20.5	$25.7
Income from continuing operations allocated to participating securities	—	—	.1
Income from continuing operations allocated to common stockholders	$12.1	$20.5	$25.6
(Loss) income from discontinued operations	$(.6)	$(.9)	$1.9
(Loss) income from discontinued operations allocated to participating securities	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$(.6)	$(.9)	$1.9
Net income	$11.5	$19.6	$27.6
Net income allocated to participating securities	—	—	.1
Net income allocated to common stockholders	$11.5	$19.6	$27.5
Weighted-average common shares outstanding – basic	46.3	46.1	45.6
Income from continuing operations per common share – basic	$.26	$.44	$.56
(Loss) income from discontinued operations per common share – basic	$(.01)	$(.02)	$.05
Net income per common share – basic	$.25	$.42	$.61
Diluted Earnings Per Share:
Income from continuing operations	$12.1	$20.5	$25.7
Income from continuing operations allocated to participating securities	—	—	.1
Income from continuing operations allocated to common stockholders	$12.1	$20.5	$25.6
(Loss) income from discontinued operations	$(.6)	$(.9)	$1.9
(Loss) income from discontinued operations allocated to participating securities	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$(.6)	$(.9)	$1.9
Net income	$11.5	$19.6	$27.6
Net income allocated to participating securities	—	—	.1
Net income allocated to common stockholders	$11.5	$19.6	$27.5
Weighted-average common shares outstanding – basic	46.3	46.1	45.6
Dilutive effect of stock options	.8	.5	.4
Weighted-average common shares outstanding – assuming dilution	47.1	46.6	46.0
Income from continuing operations per common share – assuming dilution	$.26	$.44	$.56
(Loss) income from discontinued operations per common share – assuming dilution	$(.01)	$(.02)	$.04
Net income per common share – assuming dilution	$.25	$.42	$.60

The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Years Ended November 30,
	2014	2013	2012
Weighted-average common shares outstanding	46.3	46.1	45.4
Weighted-average participating shares outstanding	—	—	.2
Total weighted-average shares outstanding—basic	46.3	46.1	45.6
Dilutive effect of stock options	.8	.5	.4
Total weighted-average shares outstanding—assuming dilution	47.1	46.6	46.0

Certain options to purchase common stock and unearned restricted stock of the Company were anti-dilutive and consisted of 0.1 million shares during both 2014 and 2013. There were no anti-dilutive items in 2012. These potential shares were not included in the computation of net income per common share — assuming dilution.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note J—Accounts Receivable

The Company’s net accounts receivable of $135.7 million are generally unsecured. There was no customer who represented more than 10% of the Company’s net trade receivables at November 30, 2014 or 2013. The allowance for doubtful accounts was $1.4 million and $2.0 million at November 30, 2014 and 2013, respectively. Write-offs of uncollectible accounts receivable totaled $0.9 million, $0.2 million, and $0.8 million in 2014, 2013, and 2012, respectively. The provision for bad debts was $0.3 million, $0.0 million, and $0.6 million in 2014, 2013, and 2012, respectively.

Note K—Inventories

	November 30,
	2014	2013
	(Dollars in millions)
Raw materials and supplies	$41.7	$40.1
Work-in-process	6.6	5.6
Finished products	72.5	72.3
Acquired cost of inventories	120.8	118.0
Excess of acquired cost over LIFO cost	(20.5)	(21.7)
Obsolescence reserves	(7.6)	(8.2)
Inventories	$92.7	$88.1

Inventories valued using the LIFO method represented $62.0 million or 51.4% and $56.1 million or 47.5% of inventories at November 30, 2014 and 2013, respectively.

In 2014 and 2013, inventory quantities declined in both segments resulting in a partial liquidation of LIFO inventory layers carried at lower costs prevailing in prior years compared to the costs of current year purchases. The effect of this partial liquidation decreased cost of products sold by $1.2 million and $6.2 million in 2014 and 2013, respectively. In 2012, the Company recognized non-cash LIFO expense in continuing operations of $2.6 million.

Note L—Property, Plant and Equipment, Net

	November 30,
	2014	2013
	(Dollars in millions)
Land	$17.7	$17.9
Building and improvements	141.2	127.7
Machinery and equipment	411.6	397.6
Construction in progress	26.8	32.8
	597.3	576.0
Accumulated depreciation	(358.9)	(349.5)
Property, Plant, and Equipment, Net	$238.4	$226.5

As of November 30, 2014, included in Land, Buildings and improvements and Machinery and equipment are $3.0 million, $14.2 million, and $0.3 million, respectively, of assets under capital leases.

Included in Land, Building and improvements, and Accumulated depreciation as of November 30, 2013 was $0.7 million, $9.6 million, and $8.7 million, respectively, related to assets which the Company sold and were being accounted for using the deposit method as required under ASC 360, "Property, Plant and Equipment - Real Estate Sales."

Depreciation expense was $29.5 million, $28.0 million, and $26.0 million in 2014, 2013, and 2012, respectively. Included in depreciation expense is $23.4 million, $22.2 million, and $21.5 million in 2014, 2013, and 2012, respectively, related to depreciation of manufacturing facilities and equipment.

As of November 30, 2014 and 2013, the Company had $3.1 million and $2.4 million, respectively, of unamortized software costs included in machinery and equipment, primarily related to an Enterprise Resource Program (ERP) system, which the Company began implementing during 2005. Depreciation expense of software costs was $0.6 million, $0.7 million, and $1.0 million in 2014, 2013, and 2012, respectively. The Company is depreciating these costs over five years.

Also included in depreciation expense is $2.2 million of accelerated depreciation expense in both 2014 and 2013 related to assets for which production is being transferred to another Performance Chemicals facility in an effort to consolidate, upgrade, and improve processes. Those assets were fully depreciated as of November 30, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note M—Goodwill and Other Intangible Assets

Goodwill

The following table reflects changes in the carrying value of goodwill:

(Dollars in millions)
Balance November 30, 2012	$86.7
Currency translation adjustment	2.2
Balance November 30, 2013	88.9
Currency translation adjustment	(3.5)
Balance November 30, 2014	$85.4

Intangible Assets

The following table summarizes the Company’s intangible assets as of November 30, 2014 and 2013:

	November 30, 2014		November 30, 2013		Weighted Average Life at
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	November 30, 2014
	(Dollars in millions)
Finite-lived intangible assets
Patents	$21.3	$17.1	$22.3	$15.7	2.8
Trademarks	7.5	6.9	7.5	6.6	5.4
Technical know-how	5.1	4.2	5.1	4.2	24.1
Customer lists	36.6	12.0	38.7	9.7	10.0
Land use rights	6.4	1.0	6.4	.9	53.4
Other	1.9	1.9	1.9	1.9	0.0
	$78.8	$43.1	$81.9	$39.0	15.4
Indefinite lived intangible assets
Trademarks	30.7	—	30.7	—	N/A
Total intangible assets	$109.5	$43.1	$112.6	$39.0

Amortization expense for finite-lived intangible assets was $5.3 million, $5.6 million, and $6.0 million for the years ended November 30, 2014, 2013, and 2012, respectively. During 2014, the Company did not recognize any impairment charges. During 2013, the Company recognized an impairment loss of $0.2 million for one of its trademarks.

The following table summarizes expected future annual amortization expense for the Company’s finite-lived intangible assets:

(Dollars in millions)
2015	$4.6
2016	4.6
2017	4.2
2018	3.1
2019	3.1
Thereafter	16.1
Total	$35.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Debt and Credit Lines

Amounts Due Banks

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	November 30,
	2014	2013
	(Dollars in millions)

Capital lease obligations	$.4	$—
$200 million Term Loan B – current portion (interest at 4.25%)	2.0	2.0
Foreign subsidiaries borrowings (interest at 10.2% - 12.9%)	3.2	2.6
Total	$5.6	$4.6

The Company has borrowing facilities at certain of its foreign subsidiaries in China, India, and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. As of November 30, 2014, total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $22.9 million, of which $3.2 million had been utilized as unsecured borrowings and $1.1 million utilized as letters of credit issued. As of November 30, 2013, total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $16.4 million, of which $2.6 million had been utilized as borrowings and $3.7 million utilized as letters of credit issued.

The Company’s long-term debt consists of the following:

	November 30,
	2014	2013
	(Dollars in millions)
$200 million Term Loan B (interest at 4.25%)	$192.0	$194.0
Senior Unsecured Notes (interest at 7.875%)	200.0	250.0
Capital lease obligations	17.2	3.0
Senior Revolving Credit Facility (interest at 1.9%)	—	—
	409.2	447.0
Less: current portion	(2.0)	(2.0)
Unamortized original issue discount	(.8)	(1.0)
Total long-term Debt	$406.4	$444.0

Payments on long-term debt (excluding capital lease obligations) over the next 5 years are as follows:

(Dollars in millions)
2015	$2.0
2016	$2.0
2017	$2.0
2018	$386.0

Senior Unsecured Notes

The Senior Unsecured Notes ("Senior Notes") have a face value of $200 million with a 7.875% interest rate, which is payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. The Company may redeem a portion of the outstanding Senior Notes any time after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes. On November 28, 2014, the Company redeemed $50.0 million of the outstanding Senior Notes for which it paid a premium of $2.0 million, which is included in interest expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Debt and Credit Lines (Continued)

Term Loan

The Company has a $200 million Term Loan (“Term Loan”) (balance of $192.0 million on November 30, 2014), which was amended on March 7, 2013. The amendment extended the maturity date of the Term Loan by one year, to May 31, 2018, and reduced the borrowing spreads as described below. The Term Loan is secured by all real property and equipment of the Company's U.S. facilities and guaranteed by the material U.S. subsidiaries of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case, plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the Eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one month Eurodollar rate plus 1.0%, subject to a floor of 2.25%. The applicable margin for the base rate is 2.00%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company was not required to make any excess free cash flow payments for 2014 or 2013. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement.

Prepayments will be applied towards any required annual excess free cash flow payment. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 2.5 to 1. The Company is in compliance with this covenant with a senior secured net leverage ratio of 1.3 to 1 at November 30, 2014. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $85.2 million for 2014 which provided a cushion of approximately $41.0 million for covenant measurement purposes.

The Company issued the Term Loan in 2010 at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

Senior Revolving Credit Facility

The Company also has a Senior Secured Revolving Credit Facility (“Facility”), with potential availability of $100 million, which can be increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility was amended on April 5, 2013. The Facility matures December 9, 2017. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sub-limit for the issuance of commercial and standby letters of credit and a $10 million sub-limit for swingline loans. Outstanding letters of credit on November 30, 2014 were $2.1 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average amount available for borrowing under the Facility during the Company's fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during any quarter of 2014 and averaged $79.4 million during the fourth quarter of 2014.

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

At November 30, 2014, the Company had $105.5 million of eligible inventory and receivables to support the borrowing base, which is capped at $100 million under the Facility. At November 30, 2014, letters of credit outstanding under the Facility were $2.1 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $71.7 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Debt and Credit Lines (Continued)

Capital Lease Obligations

At November 30, 2014, the Company's assets under capital leases were $17.6 million.

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of November 30, 2014.

Year Ending November 30:	(Dollars in millions)
2015	$1.1
2016	1.2
2017	1.5
2018	1.5
2019	1.5
Thereafter	21.0
Total minimum lease payments	27.8
Less: Amount representing estimated executory costs	(.7)
Net minimum lease payments	27.1
Less: Amount representing interest	(9.5)
Present value of minimum lease payments	$17.6

Deferred Financing Fees

Deferred financing costs incurred in connection with the issuance of the Senior notes, the Term Loan and the Facility are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs was $2.3 million, $2.3 million, and $2.7 million for 2014, 2013, and 2012, respectively. In 2014, as a result of redeeming $50.0 million of its Senior Notes in November 2014, the Company wrote-off $0.8 million of existing deferred financing fees. As a result of the refinancing actions relating to the Term Loan and the Facility during the second quarter of 2013, the Company incurred $1.2 million of fees, of which $0.9 million were expensed in the second quarter of 2013 and the remainder were recognized as deferred financing fees to be amortized over the term of the debt. Additionally, $0.4 million of existing deferred financing fees and $0.2 million of existing deferred original issue discount fees were written off.

The weighted-average interest rate on the Company’s debt was 6.3% for 2014 and 6.4% for 2013.

Cash paid for interest was $30.9 million, $29.7 million, and $32.6 million for 2014, 2013, and 2012, respectively. Included in 2014 is the premium paid on the partial redemption of the Senior Notes as described previously.

Note O—Employee Benefit Plans

The Company maintains a number of defined benefit and defined contribution plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law, or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans. The Company uses a November 30 measurement date for its plans.

Defined Benefit Plans

The Company’s defined benefits plans generally provide benefits based on years of service and compensation for salaried employees and under negotiated non-wage based formulas for union-represented employees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Changes in benefit obligations and plan assets are as follows:

	2014	2013
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$284.0	$306.4
Service cost	1.5	1.7
Interest cost	13.1	12.3
Amendments	—	(.1)
Actuarial loss (gain)	52.5	(20.6)
Benefits paid net of retiree contributions	(16.1)	(16.2)
Exchange rate changes	(1.2)	.5
Benefit Obligation at End of Year	$333.8	$284.0

Change in Plan Assets
Fair value of plan assets at beginning of year	$216.3	$194.3
Actual return on assets	16.3	28.8
Employer contributions	4.1	8.8
Employee contributions	.4	.6
Plan combinations	.8	—
Benefits and expenses paid net of retiree contributions	(16.1)	(16.2)
Fair Value of Plan Assets at End of Year	$221.8	$216.3
Funded Status at November 30	$(112.0)	$(67.7)
Amounts Recognized in the Consolidated Balance Sheets
Current liability	$(1.2)	$(.5)
Non-current liability	(110.8)	(67.2)
Net Amount Recognized	$(112.0)	$(67.7)

As of November 30, 2014 and 2013, the amounts included in Accumulated Other Comprehensive Income (Loss) that have not yet been recognized in net periodic benefit cost consist of:

	2014	2013
	(Dollars in millions)
Net actuarial loss	$(159.9)	$(114.0)
Prior service credits	$.1	$.1

The after-tax amount of unrecognized net actuarial loss at November 30, 2014 was $137.9 million. The estimated net loss for defined benefit plans that will be amortized from Accumulated Other Comprehensive Income (Loss) during 2015 is $5.4 million.

 Net Periodic Benefit Cost

	2014	2013	2012
	(Dollars in millions)
Net Periodic Benefit Cost
Service costs for benefits earned	$1.5	$1.7	$1.5
Interest costs on benefit obligation	13.1	12.3	13.8
Assumed return on plan assets	(14.9)	(14.7)	(14.2)
Amortization of net loss	3.9	5.0	3.0
Total	$3.6	$4.3	$4.1

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

The Company made $4.1 million and $8.8 million in contributions to its plans during 2014 and 2013, respectively. The Company anticipates that it will be required to make a contribution to its pension plans of $4.7 million in 2015. The Company anticipates pension expense to be approximately $4.1 million in 2015.

Future service benefits are frozen for all participants under the Company's U.S. defined benefit plan. All benefits earned by affected employees through the effective dates have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document.

Estimated future benefit payments to retirees from the Company's pension plans are as follows: 2015 - $17.3 million, 2016 - $16.7 million, 2017 - $17.7 million, 2018 - $17.9 million, 2019 - $18.8 million, and thereafter $96.4 million.

Information regarding pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	2014	2013
	(Dollars in millions)
U.S. Pension Plans
Projected benefit obligation	$320.5	$271.4
Accumulated benefit obligation	$320.5	$271.4
Fair value of plan assets	$220.7	$216.0
Non-U.S. Pension Plans
Projected benefit obligation	$13.3	$12.4
Accumulated benefit obligation	$9.8	$9.5
Fair value of plan assets	$1.1	$.3

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s defined benefit plans as of November 30, 2014 and 2013 were as follows:

	Pension Plans
	2014	2013
Weighted Average Assumptions
Discount rate used for liability determination	4.01%	4.74%
Annual rates of salary increase (non-U.S. plans)	3.67%	3.56%
Measurement date	11/30	11/30

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s defined benefit plans as of November 30, 2014, 2013, and 2012 were as follows:

	Pension Plans
	2014	2013	2012
Weighted Average Assumptions
Discount rate used for expense determination	4.74%	4.10%	5.50%
Assumed long-term rate of return on plan assets	7.75%	7.75%	7.75%
Annual rates of salary increase (non-U.S. plans)	3.56%	3.40%	3.07%

The discount rate used for the liability measurement reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available zero-coupon bonds that receive a credit rating of "AA" or better given by a recognized investment ratings agency. The decrease in the discount rate used in 2014 is due to lower yields for these types of investments as a result of the economic environment as compared to the prior year. The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolios. The asset class return is developed using historical asset return performance, as well as current market conditions, such as inflation, interest rates, and equity market performance. The rate of compensation increase is based on management's estimates using historical experience and expected increases in rates.

During 2014, the Company adopted the new RP-2014 mortality tables and generational projection scale with MP-2014 in determining the liability for its U.S. pension plans. This new table, along with the change in the discount rate, contributed to the increase in the actuarial loss recognized during 2014 and the projected benefit obligation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Pension Plans Assets

The Company’s defined benefit plans are funded primarily through asset trusts or through general assets of the Company. The Company employs a total return on investments approach for its U.S. defined benefit pension plan assets. A mix of equity securities, fixed income securities, and alternative investments are used to maximize the long-term rate of return on assets for the level of acceptable risk. Asset allocation at November 30, 2014, target allocation for 2014, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets At November 30,		Weighted-Average Expected Long-Term Rate Of Return
	2014	2014	2013
Equity securities	54%	56%	56%	5.8%
Fixed income securities	28%	31%	27%	2.1%
Real estate partnerships	4%	2%	2%	.4%
Other	14%	11%	15%	1.8%
Total	100%	100%	100%	7.75%

Included in Other are hedge funds and short-term money market funds.

The following tables set forth, by level within the fair value hierarchy, the U.S. defined benefit plans’ assets at November 30, 2014 and November 30, 2013:

	Total	Level 1	Level 2	Level 3
2014		(Dollars in millions)
Money market funds	$.7	$.7	$—	$—
Registered investment companies:
Equity mutual funds	123.1	123.1	—	—
Fixed income mutual funds	69.5	69.5	—	—
Total registered Investment companies	192.6	192.6	—	—
Collective trust funds:
Collateralized loan obligations	22.9	—	—	22.9
Total collective trust funds	22.9	—	—	22.9
Real estate partnerships	4.5	—	—	4.5
	$220.7	$193.3	$—	$27.4

2013
Money market funds	$.6	$.6	$—	$—
Registered investment companies:
Equity mutual funds	120.5	120.5	—	—
Fixed income mutual funds	57.4	57.4	—	—
Total registered Investment companies	177.9	177.9	—	—
Collective trust funds:
Collateralized loan obligations	32.4	—	—	32.4
Total collective trust funds	32.4	—	—	32.4
Real estate partnerships	5.1	—	—	5.1
	$216.0	$178.5	$—	$37.5

Money market funds are valued at a net asset value (NAV) of $1.00 per share held by the plan at year end, which approximates fair value.

Registered investment companies are valued at quoted market prices.

The fair value of the participation units owned by the Plan in the collective trust funds are based on the NAV of participating units held by the Plan.

Investments in real estate partnerships are valued at the fair value of the underlying assets based on comparable sales value for similar assets, discounted cash flow models, appraisals, and other valuation techniques.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

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

A reconciliation of beginning and ending Level 3 measurements is as follows:

	Total	Collective Trusts	Real Estate Partnerships
	(Dollars in millions)
Beginning balance, December 1, 2012	$37.7	$31.2	$6.5
Redemptions	(1.6)	(1.0)	(.6)
Total gains or losses included in funded status	1.4	2.2	(.8)
Ending balance, November 30, 2013	$37.5	$32.4	$5.1
Redemptions	(12.0)	(12.0)	—
Total gains or losses included in funded status	1.9	2.5	(.6)
Ending balance, November 30, 2014	$27.4	$22.9	$4.5
For Level 3 investments in the Company's U.S. defined benefit plan, the Benefits Committee, which is comprised of certain executives of the Company, uses third party services as the primary basis for valuation of these investments. The third party services do not provide access to valuation models, inputs, and assumptions. Accordingly, the Benefits Committee conducts a review of a variety of factors including internal controls reports and financial statements of the investment, economic conditions, industry and market developments, and overall credit ratings, as well as utilizing a vendor review of the fund.
The following table summarized the quantitative inputs and assumptions used for items categorized as recurring Level 3 assets as of November 30, 2014.

Financial Assets	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges
(Dollars in Millions)
Real estate partnerships	$4.5	Discounted cash flow analysis	Discount rate	6.75% - 13.0%
			Exit capitalization rate	6.43% - 10.0%
			DCF term (years)	10 - 12
	—	Appraisals	Comparable sales	N/A
$4.5

The following table sets forth a summary of the Plan’s investments with a reported NAV, which is a practical expedient to estimating fair value, as of November 30, 2014 (dollars in millions).

Fair Value
SEI Structured Credit Collective Fund(a)	$22.9

(a)
The SEI Structured Credit Collective Fund seeks to provide high general returns by investing in collateralized debt obligations (“CDO’s”) and other structured credit instruments. The SEI Structured Credit Collective Fund requires a two-year non-redemption period after which investments can be redeemed at any time; however, a 90 day redemption notification period is required. The Plan has satisfied all funding obligations related to this investment and has surpassed the two-year non-redemption period.

Defined Contribution Plans

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Prior to December 1, 2012, all Company contributions were made with Company stock. Effective December 1, 2012, all Company contributions are made in cash. Contribution expense to this plan was approximately $2.8 million in 2014, $2.7 million in 2013, and $2.4 million in 2012. The defined contribution 401(k) plan contained approximately 1.3 million shares at November 30, 2014 and 1.6 million shares at November 30, 2013 of the Company’s common stock.

Health Care Plans

The Company provides retiree medical plans for certain retired U.S. employees of which there were 79 retired participants as of November 30, 2014. The plans generally provide for cost sharing in the form of retiree contributions, deductibles, and coinsurance between the Company and its retirees, and a fixed cost cap on the amount the Company pays annually to provide future retiree medical coverage. These post-retirement benefits are unfunded and are accrued by the date the employee becomes eligible for benefits. Retirees in certain other countries are provided similar benefits by plans sponsored by local governments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Because the Company’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2014 and would have no effect on the aggregate of the service and interest components of the net periodic cost.

Changes in benefit obligations are as follows:

	2014	2013
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$7.2	$8.5
Interest cost	.3	.3
Actuarial loss (gain)	.8	(.9)
Benefits paid net of retiree contributions	(1.2)	(.7)
Benefit Obligation at End of Year	$7.1	$7.2
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1.2	.7
Benefits and expenses paid, net of retiree contributions	(1.2)	(.7)
Fair Value of Plan Assets at End of Year	$—	$—
Funded Status at November 30	$(7.1)	$(7.2)
Amounts Recognized in the Consolidated Balance Sheets
Current liability	$(.5)	$(.7)
Non-current liability	(6.6)	(6.5)
Net Amount Recognized	$(7.1)	$(7.2)

As of November 30, 2014 and 2013, the amounts included in Accumulated Other Comprehensive Income (Loss) that have not been recognized in net periodic benefit cost consist of:

	2014	2013
	(Dollars in millions)
Net actuarial gain	$15.2	$17.4
Prior service credit	$.1	$.4

Net Periodic Benefit Cost	2014	2013	2012
	(Dollars in millions)
Net Periodic Benefit Cost (Income)
Service costs for benefits earned	$—	$—	$—
Interest costs on benefit obligation	.3	.3	.4
Assumed return on plan assets	—	—	—
Amortization of prior service credits	(.3)	(.3)	(.3)
Amortization of net gain	(1.4)	(1.4)	(1.6)
Total	$(1.4)	$(1.4)	$(1.5)

Estimated future benefit payments and Medicare Part D subsidies for the retiree health care plans are as follows:

	Benefit Payments	Medicare Part D Subsidy
	(Dollars in millions)
2015	$.7	$.1
2016	$.7	$.1
2017	$.7	$.1
2018	$.6	$.1
2019	$.6	$.1
2020-2024	$2.8	$.5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

The Company expects to record non-cash retiree medical health care reduction of expenses of approximately $1.0 million in 2015.

The estimated net actuarial gain and prior service credit for retiree medical plans that will be amortized from Accumulated Other Comprehensive Loss during 2015 are $1.2 million and $0.1 million, respectively.

Assumptions

	2014	2013	2012
Weighted Average Assumptions
Discount rate used for liability determination	3.85%	4.39%	3.73%
Discount rate used for expense determination	4.4%	3.7%	5.2%
Current trend rate for health care costs	7.4%	7.6%	7.8%
Ultimate trend rate for health care costs	4.5%	4.5%	4.5%
Year reached	2028	2028	2028
Measurement date	11/30	11/30	11/30

The discount rate reflects the current rate at which the retiree medical liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected health care payments with maturities of a portfolio of available non-callable bonds that receive one of the two highest ratings given by a recognized investment ratings agency.

Note P—Contingencies and Commitments

Litigation

From time to time, the Company is subject to various claims, proceedings, and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property, and other matters. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change. Actual results may materially differ from the Company’s estimates and an unfavorable resolution of any matter could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations, or cash flows of the Company.

Leases

The Company leases certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense on operating leases was $6.9 million in 2014, $6.6 million in 2013, and $6.0 million in 2012. Future minimum commitments at November 30, 2014 for non-cancelable operating leases were $39.5 million with annual amounts of $5.2 million in 2015, $4.8 million in 2016, $4.2 million in 2017, $2.8 million in 2018, $2.2 million in 2019, and $20.3 million for leases after 2019. Included are lease payments on the Company's corporate headquarters for which the lease payments commence in January 2015. Annual obligations under capital leases are disclosed in Note N - Debt and Credit Lines.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheets as of November 30, 2014 and 2013 reflects reserves for environmental remediation of $1.6 million and $0.6 million, respectively. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Collective Bargaining Agreements

At November 30, 2014, the Company employed approximately 2,300 employees at offices, plants, and other facilities located principally throughout the United States, France, China, India, and Thailand. Approximately 9.8% or 225 of the Company’s employees are covered by collective bargaining agreements in the United States of which approximately 170 employees are covered by agreements that expire within the next 12 months. In addition, certain of the Company's foreign employees are also covered by collective bargaining agreements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note Q—Share-Based Compensation Plans

The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees, and non-employee directors of the Company incentives directly linked to the price of OMNOVA Solutions’ common stock. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million shares of Company stock in the aggregate for a) awards of options to purchase shares of OMNOVA Solutions’ common stock, b) performance stock and performance units, c) restricted stock, d) deferred stock, or e) appreciation rights. Shares used may be either newly issued shares, treasury shares, or both. As of November 30, 2014, approximately 2.5 million shares of Company common stock remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common stock on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years.

Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period).

For stock options, the fair value calculation is estimated using a Black-Scholes based option valuation model. For restricted stock grants, which consist of the Company’s common stock, the fair value is equal to the market price of the Company’s stock on the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards; and, subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

A summary of the Company’s stock option activity and related information for the years ended 2014, 2013 and 2012 is as follows:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	78,250	$5.60	128,000	$4.99	1,147,426	$6.10
Forfeited or expired	(6,500)	$5.21	(20,250)	$4.03	(527,801)	$8.19
Exercised	(62,500)	$5.71	(29,500)	$4.04	(491,625)	$4.14
Outstanding at end of year	9,250	$5.15	78,250	$5.60	128,000	$4.99

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2014 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$0.00—$4.99	6,250	$4.70	0.33	6,250	$4.70
$6.00—$6.99	3,000	$6.08	1.7	3,000	$6.08
Total	9,250	$5.15	0.8	9,250	$5.15

A summary of the Company’s restricted stock activity and related information for the years ended November 30, 2014, 2013, and 2012 is as follows:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested	956,076	$7.03	863,150	$6.86	1,076,475	$4.99
Granted	341,350	$9.31	330,850	$7.87	385,700	$5.73
Vested	(332,776)	$7.60	(229,874)	$7.57	(594,375)	$2.75
Forfeited	(44,700)	$7.91	(8,050)	$7.51	(4,650)	$5.94
Non-vested at end of year	919,950	$7.63	956,076	$7.03	863,150	$6.86

Compensation expense for all share-based payments included in general and administrative expense was $2.7 million, $2.2 million, and $2.1 million during 2014, 2013 and 2012, respectively.

As of November 30, 2014, there was $3.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements to be amortized over the next 2 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note Q—Share-Based Compensation Plans (continued)

The intrinsic value of stock options exercised during 2014, 2013 and 2012 was $0.2 million, $0.1 million, and $1.6 million, respectively. The intrinsic value of stock options that were outstanding was less than $0.1 million as of November 30, 2014 and $0.2 million as of November 30, 2013.

Cash received from options exercised was $0.3 million in 2014, $0.1 million in 2013, and $2.0 million in 2012.

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

For a discussion of segment performance, refer to Segment Discussion in Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations starting on page 18 of this Annual Report on Form 10-K.

Effective November 2014, the Company realigned product lines within its Performance Chemicals segment in an effort to integrate business team structures. The Tire Cord line was moved from Specialty Chemicals to Performance Materials. This resulted in an increase in sales of $66.4 million and $79.3 million for the Performance Materials product line in 2013 and 2012, respectively, with a corresponding decrease in the Specialty Chemicals product line. All prior period amounts have been reclassified to conform to current year presentation.

In 2014, segment operating profit for Engineered Surfaces includes restructuring and severance charges of $0.4 million and a gain on a note receivable of $1.1 million while the Performance Chemicals operating profit includes restructuring and severance charges of $0.5 million, $2.2 million of accelerated depreciation on re-purposed assets and $1.0 million of environmental remediation charges.

In 2013, segment operating profit for the Engineered Surfaces segment included gain on asset sales of $5.1 million, severance charges of $3.0 million and facility closure costs of $2.6 million, and the Performance Chemicals segment included restructuring and severance charges of $2.1 million, accelerated depreciation on re-purposed assets of $1.0 million, asset impairment charges of $0.2 million and a gain on asset sales of $0.3 million.

In 2012, segment operating profit for the Engineered Surfaces segment included asset impairment charges of $1.0 million, severance charges of $1.0 million and $0.4 million of charges related to the Mafcote lawsuit.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

 Note R—Business Segment Information (Continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income from continuing operations before income taxes.

	2014	2013	2012
	(Dollars in millions)
Net Sales
Performance Chemicals
Performance Materials	$316.5	$338.6	$422.5
Specialty Chemicals	430.0	434.4	442.0
Total Performance Chemicals	$746.5	$773.0	$864.5
Engineered Surfaces
Coated Fabrics	$98.4	$108.9	$117.0
Laminates and Performance Films	142.7	136.2	144.0
Total Engineered Surfaces	$241.1	$245.1	$261.0
Inter-segment sales	(.2)	—	—
Total Net Sales	$987.4	$1,018.1	$1,125.5
Segment Operating Profit
Performance Chemicals	$46.2	$64.1	$89.6
Engineered Surfaces	19.2	15.6	3.8
Total segment operating profit	65.4	79.7	93.4
Interest expense	(32.9)	(31.9)	(36.5)
Corporate expenses	(20.0)	(19.8)	(20.0)
Debt issuance costs write-off	(.8)	(1.5)	—
Income From Continuing Operations Before Income Taxes	$11.7	$26.5	$36.9

Total Assets
Performance Chemicals	$535.8	$547.6	$542.6
Engineered Surfaces	170.9	129.4	136.6
Corporate	122.5	177.7	194.5
	$829.2	$854.7	$873.7
Capital Expenditures
Performance Chemicals	$21.8	$22.8	$24.4
Engineered Surfaces	6.6	5.1	7.0
Corporate	1.4	1.0	1.4
	$29.8	$28.9	$32.8
Depreciation and Amortization
Performance Chemicals	$28.1	$26.3	$24.1
Engineered Surfaces	6.2	7.0	7.6
Corporate	.5	.3	.3
	$34.8	$33.6	$32.0

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

 Note R—Business Segment Information (Continued)

GEOGRAPHIC INFORMATION

	2014	2013	2012
	(Dollars in millions)
Net Sales
United States	$578.2	$592.2	$684.9
United States export sales	3.2	4.8	8.0
Europe	208.9	216.5	226.8
Asia	197.1	204.6	205.8
	$987.4	$1,018.1	$1,125.5
Segment Operating Profit
United States	$43.4	$54.7	$68.1
Europe	14.5	8.6	16.5
Asia	7.5	16.4	8.8
	$65.4	$79.7	$93.4
Total Assets
United States	$397.4	$408.5	$389.6
Europe	285.0	290.3	296.5
Asia	146.8	155.9	187.6
	$829.2	$854.7	$873.7
Long-Lived Assets
United States	$128.3	$110.0	$110.1
Europe	56.0	61.1	56.9
Asia	54.1	55.4	55.8
	$238.4	$226.5	$222.8

Note S—Financial Instruments and Fair Value Measurements

Assets and liabilities that are within the provisions of Accounting Standards Codification 820 are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.

The following financial assets and liabilities were measured at fair value on a recurring basis during 2014:

Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Millions)
Financial Assets
Notes receivable	$3.8	$—	$—	$3.8
Total Assets	$3.8	$—	$—	$3.8

The Company considers the recognized book value of financial assets and liabilities, which includes cash and deposits at financial institutions, trade receivables and trade payables to be reflective of fair value due to the short-term nature of these items.

The fair value of the note receivable is based on estimated future cash flows associated with the note, as well as a consideration of the credit risk of the issuer and other unobservable inputs for similar assets and, accordingly, is classified as a Level 3 input. The notional amount of the note receivable is $3.8 million and is secured by a first lien on the building owned by the sold business.

There was one transfer out of Level 3 during 2014 due to the settlement of a note receivable that had a fair value of $0.2 million at November 30, 2013. The gain recognized on this settlement was $1.1 million. There were no transfers into or out of Level 3 during 2013.

The fair value of the Company’s debt at November 30, 2014 approximated $418.8 million, which is higher than the carrying value as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes and Term Loan is based on market price information and is measured using the last available trade on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligations approximates the carrying amount based on estimated borrowing rates to discount the cash flows to their present value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness

The $200 million Senior Notes are jointly, severally, and unconditionally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). These exceptions include automatic release under customary circumstances such as the sale of the subsidiary Guarantor or substantially all of its assets, the designation of the subsidiary Guarantor as unrestricted in accordance with the provisions of the Senior Notes, and the release of the subsidiary's guarantee under the credit facility. Presented below are the condensed financial statements of OMNOVA Solutions (“Parent”) as borrower, its combined Guarantor subsidiaries, and its combined Non-Guarantor subsidiaries. The separate financial information of subsidiary guarantors of indebtedness for prior periods have been adjusted to reflect discontinued operations. The income (loss) of the Company’s subsidiary guarantors and non-guarantors in these condensed consolidating statements of operations are presented under the equity method for purpose of this disclosure only.

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$644.2	$—	$377.5	$(34.3)	$987.4
Cost of products sold	521.2	—	300.9	(34.1)	788.0
Gross profit	123.0	—	76.6	(.2)	199.4
Selling, general and administrative	80.5	—	39.7	—	120.2
Depreciation and amortization	19.8	—	15.0	—	34.8
Gain on sale of assets	.2	—	.3	—	.5
Restructuring and severance	.8	—	.1	—	.9
Interest expense	29.6	(1.3)	4.6	—	32.9
Debt issuance cost write-off	.8	—	—	—	.8
(Income) loss from subsidiaries	(20.6)	(8.8)	—	29.4	—
Other (income) expense, net	(5.8)	.1	3.5	(.2)	(2.4)
Total costs and other expenses	105.3	(10.0)	63.2	29.2	187.7
Income (loss) from continuing operations before income taxes	17.7	10.0	13.4	(29.4)	11.7
Income tax expense (benefit)	5.6	(10.7)	4.7	—	(.4)
Income (loss) from continuing operations	12.1	20.7	8.7	(29.4)	12.1
Loss from discontinued operations	(.6)	—	—	—	(.6)
Net Income (Loss)	$11.5	$20.7	$8.7	$(29.4)	$11.5

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$658.1	$—	$392.6	$(32.6)	$1,018.1
Cost of products sold	522.9	—	314.5	(32.0)	805.4
Gross profit	135.2	—	78.1	(.6)	212.7
Selling, general and administrative	82.1	—	36.0	—	118.1
Depreciation and amortization	17.8	—	15.8	—	33.6
Gain on sale of assets	(1.8)	—	(3.1)	—	(4.9)
Restructuring and severance	4.6	—	2.5	—	7.1
Asset impairment	.2	—	—	—	.2
Interest expense	24.0	—	7.9	—	31.9
Debt issuance cost write-off	1.5	—	—	—	1.5
(Income) loss from subsidiaries	(9.6)	(13.4)	—	23.0	—
Other (income) expense, net	(6.5)	(.3)	5.4	.1	(1.3)
Total costs and other expenses	112.3	(13.7)	64.5	23.1	186.2
Income (loss) from continuing operations before income taxes	22.9	13.7	13.6	(23.7)	26.5
Income tax expense	2.4	3.4	.2	—	6.0
Income (loss) from continuing operations	20.5	10.3	13.4	(23.7)	20.5
Loss from discontinued operations	(.9)	—	—	—	(.9)
Net Income (Loss)	$19.6	$10.3	$13.4	$(23.7)	$19.6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$749.7	$—	$407.7	$(31.9)	$1,125.5
Cost of products sold	601.2	—	328.5	(31.4)	898.3
Gross profit	148.5	—	79.2	(.5)	227.2
Selling, general and administrative	84.0	.9	36.3	—	121.2
Depreciation and amortization	16.2	—	15.8	—	32.0
Restructuring and severance	1.0	—	—	—	1.0
Asset impairment	.8	—	.2	—	1.0
Interest expense	29.8	(1.9)	8.8	(.2)	36.5
Deferred financing fees write-off	—	—	—	—	—
(Income) loss from subsidiaries	(5.6)	(8.3)	—	13.9	—
Other (income) expense, net	(3.7)	(.8)	2.9	.2	(1.4)
Total costs and other expenses	122.5	(10.1)	64.0	13.9	190.3
Income (loss) from continuing operations before income taxes	26.0	10.1	15.2	(14.4)	36.9
Income tax expense	3.3	3.1	4.8	—	11.2
Income (loss) from continuing operations	22.7	7.0	10.4	(14.4)	25.7
Income (loss) from discontinued operations	4.9	(.9)	(2.1)	—	1.9
Net Income (Loss)	$27.6	$6.1	$8.3	$(14.4)	$27.6

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Year Ended November 30, 2014
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Income (loss)	$11.5	$20.7	$8.7	$(29.4)	$11.5
Other comprehensive (loss) income, net of tax	(40.2)	(10.4)	(12.8)	23.2	(40.2)
Comprehensive (loss) income	$(28.7)	$10.3	$(4.1)	$(6.2)	$(28.7)

Condensed Consolidating Statements of Comprehensive Income (Loss) for Year Ended November 30, 2013
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Income (loss)	$19.6	$10.3	$13.4	$(23.7)	$19.6
Other comprehensive income (loss), net of tax	26.1	18.5	5.1	(23.6)	26.1
Comprehensive income (loss)	$45.7	$28.8	$18.5	$(47.3)	$45.7

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Year Ended November 30, 2012
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Income (loss)	$27.6	$6.1	$8.3	$(14.4)	$27.6
Other comprehensive (loss) income, net of tax	(24.4)	(1.3)	(4.6)	5.9	(24.4)
Comprehensive income (loss)	$3.2	$4.8	$3.7	$(8.5)	$3.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$43.9	$—	$55.6	$—	$99.5
Accounts receivable, net	68.9	—	66.8	—	135.7
Inventories	51.9	—	42.6	(1.8)	92.7
Deferred income taxes	5.0	—	2.1	(.1)	7.0
Prepaid expenses and other	4.9	6.9	8.8	.4	21.0
Total Current Assets	174.6	6.9	175.9	(1.5)	355.9
Property, plant and equipment, net	128.3	—	110.1	—	238.4
Goodwill and other intangible assets, net	75.9	—	75.9	—	151.8
Deferred income taxes	65.4	.5	8.8	(6.5)	68.2
Intercompany	351.9	52.6	152.9	(557.4)	—
Investments in subsidiaries	111.3	144.2	—	(255.5)	—
Deferred financing fees	7.0	—	—	—	7.0
Other assets	2.5	3.8	1.6	—	7.9
Total Assets	$916.9	$208.0	$525.2	$(820.9)	$829.2
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.4	$—	$3.2	$—	$5.6
Accounts payable	43.0	—	51.3	—	94.3
Accrued payroll and personal property taxes	10.3	.1	7.4	—	17.8
Employee benefit obligations	2.9	—	—	—	2.9
Accrued interest	1.4	—	—	—	1.4
Deferred income taxes	—	—	—	—	—
Other current liabilities	6.1	—	—	(4.3)	1.8
Total Current Liabilities	66.1	.1	61.9	(4.3)	123.8
Long-term debt	406.4	—	—	—	406.4
Postretirement benefits other than pensions	6.6	—	—	—	6.6
Pension liabilities	98.7	—	12.1	—	110.8
Deferred income taxes	—	—	28.0	(6.4)	21.6
Intercompany	181.6	114.1	267.8	(563.5)	—
Other liabilities	7.0	—	2.5	—	9.5
Total Liabilities	766.4	114.2	372.3	(574.2)	678.7
Total Shareholders’ Equity	150.5	93.8	152.9	(246.7)	150.5
Total Liabilities and Shareholders’ Equity	$916.9	$208.0	$525.2	$(820.9)	$829.2

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$102.1	$—	$62.8	$—	$164.9
Accounts receivable, net	56.9	—	66.2	—	123.1
Inventories	45.6	—	44.1	(1.6)	88.1
Deferred income taxes	6.2	—	2.8	(.6)	8.4
Prepaid expenses and other	6.8	—	10.3	.5	17.6
Total Current Assets	217.6	—	186.2	(1.7)	402.1
Property, plant and equipment, net	110.1	—	116.4	—	226.5
Goodwill and other intangible assets, net	76.9	—	85.6	—	162.5
Deferred income taxes	46.9	—	7.1	(7.1)	46.9
Intercompany	386.0	14.6	164.3	(564.9)	—
Investments in subsidiaries	134.0	194.6	—	(328.6)	—
Deferred financing fees	9.3	—	—	—	9.3
Other assets	2.7	3.8	.9	—	7.4
Total Assets	$983.5	$213.0	$560.5	$(902.3)	$854.7
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.0	$—	$2.6	$—	$4.6
Accounts payable	38.4	—	53.5	.2	92.1
Accrued payroll and personal property taxes	14.5	—	5.9	—	20.4
Employee benefit obligations	2.1	—	—	—	2.1
Accrued interest	1.7	—	—	—	1.7
Deferred income taxes	—	—	.6	(.6)	—
Other current liabilities	7.5	.2	—	(1.9)	5.8
Total Current Liabilities	66.2	.2	62.6	(2.3)	126.7
Long-term debt	444.0	—	—	—	444.0
Postretirement benefits other than pensions	6.5	—	—	—	6.5
Pension liabilities	55.2	—	12.0	—	67.2
Deferred income taxes	—	—	30.4	(7.1)	23.3
Intercompany	226.1	84.2	259.4	(569.7)	—
Other liabilities	7.5	—	1.5	—	9.0
Total Liabilities	805.5	84.4	365.9	(579.1)	676.7
Shareholders’ Equity	178.0	128.6	194.6	(323.2)	178.0
Total Liabilities and Shareholders’ Equity	$983.5	$213.0	$560.5	$(902.3)	$854.7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Provided By Operating Activities	$(2.6)	$.1	$5.0	$12.5	$15.0
Investing Activities
Capital expenditures	(20.4)	—	(9.4)	—	(29.8)
Proceeds from note receivable	2.3	—	—	—	2.3
Proceeds from insurance settlements	—	—	2.4	—	2.4
Acquisitions of business, less cash received	—	19.7	—	(19.7)	—
Proceeds from asset disposals	—	13.0	(37.8)	24.8	—
Investment in subsidiaries and other	—	—	—	.1	.1
Net Cash (Used in) Provided by Investing Activities	(18.1)	32.7	(44.8)	5.2	(25.0)
Proceeds from borrowings	15.3	(31.9)	16.6	—	—
Repayment of debt obligations	(52.0)	—	—	—	(52.0)
Short-term debt borrowings	—	—	23.3	—	23.3
Short-term debt payments	—	—	(22.7)	—	(22.7)
Cash received from exercise of stock options	.3	—	—	—	.3
Purchase of treasury shares	(1.4)	—	—	—	(1.4)
Net Cash (Used in) Provided by Financing Activities	(37.8)	(31.9)	17.2	—	(52.5)
Effect of exchange rate changes on cash	.3	(.9)	15.4	(17.7)	(2.9)
Net Increase (Decrease) in Cash and Cash Equivalents	(58.2)	—	(7.2)	—	(65.4)
Cash and cash equivalents at beginning of period	102.1	—	62.8	—	164.9
Cash and Cash Equivalents at End of Period	$43.9	$—	$55.6	$—	$99.5

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided By (Used In) Operating Activities	$29.2	$(4.7)	$24.9	$(3.6)	$45.8
Investing Activities
Capital expenditures	(12.8)	—	(16.1)	—	(28.9)
Proceeds from insurance settlements	—	—	.2		.2
Proceeds from asset sales	1.7	—	5.0	—	6.7
Investment in subsidiaries and other	(5.2)	(8.5)	—	13.7	—
Net Cash (Used in) Provided by Investing Activities	(16.3)	(8.5)	(10.9)	13.7	(22.0)
Financing Activities
Repayment of debt obligations	(2.0)	—	(3.4)	3.4	(2.0)
Short-term debt borrowings	—	—	34.9	—	34.9
Short-term debt payments	—	—	(39.4)	—	(39.4)
Payments for debt refinancing	(.6)	—	—	—	(.6)
Restricted cash	5.5	—	—	—	5.5
Cash received from exercise of stock options	.1	—	—	—	.1
Other	—	8.5	8.5	(17.0)	—
Net Cash Provided by (Used in) Financing Activities	3.0	8.5	.6	(13.6)	(1.5)
Effect of exchange rate changes on cash	(12.5)	4.7	3.9	3.5	(.4)
Net Increase in Cash and Cash Equivalents	3.4	—	18.5	—	21.9
Cash and cash equivalents at beginning of period	98.7	—	44.3	—	143.0
Cash and Cash Equivalents at End of Period	$102.1	$—	$62.8	$—	$164.9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2012

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided By (Used In) Operating Activities	$55.2	$3.9	$8.0	$(1.8)	$65.3
Investing Activities
Capital expenditures	(20.1)	—	(12.7)	—	(32.8)
Proceeds from sale of business and asset sales	12.7	—	—	—	12.7
Investment in subsidiary and other	(3.4)	1.1	—	2.3	—
Net Cash (Used In) Provided by Investing Activities	(10.8)	1.1	(12.7)	2.3	(20.1)
Financing Activities
Proceeds from borrowings	—	—	3.4	(3.4)	—
Repayment of debt obligations	(2.0)	—	—	—	(2.0)
Short-term debt borrowings	—	—	43.8	—	43.8
Short-term debt payments	—	—	(45.4)	—	(45.4)
Restricted Cash	(1.3)	—	—	—	(1.3)
Cash received from exercise of stock options	2.0	—	—	—	2.0
Other	—	—	(1.1)	1.1	—
Net Cash (Used in) Provided by Financing Activities	(1.3)	—	.7	(2.3)	(2.9)
Effect of exchange rate changes on cash	.5	(5.0)	4.5	1.8	1.8
Net Increase in Cash and Cash Equivalents	43.6	—	.5	—	44.1
Cash and cash equivalents at beginning of period	55.1	—	43.8	—	98.9
Cash and Cash Equivalents at End of Period	$98.7	$—	$44.3	$—	$143.0

Note U - Treasury Stock Purchases

During the fourth quarter of 2014, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock. The authorization is effective for one year and expires October 31, 2015. The Company may use various methods to make the repurchases, including open market repurchases, negotiated block transactions, or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors including market and business conditions, and repurchases may be discontinued at any time. During the fourth quarter of 2014, the Company repurchased .2 million of its common shares on the open market at a total cost of $1.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

OMNOVA SOLUTIONS INC.
 Quarterly Financial Data (Unaudited)

	Three Months Ended
2014	February 28	May 31	August 31	November 30
	(Dollars in millions, except per share amounts)
Net sales	$225.9	$266.4	$252.1	$243.0
Gross profit(1)(2)	$49.1	$52.6	$49.2	$48.5
Restructuring and severance	$.3	$.5	$—	$.1
Asset sales	$—	$.1	$.3	$.1
Asset impairments and write-offs	$—	$—	$—	$—
Debt issuance costs write-off	$—	$—	$—	$.8
Income from continuing operations (4)	$1.4	$3.8	$1.8	$5.1
Loss from discontinued operations	$(.2)	$(.4)	$—	$—
Net income(3) (4)	$1.2	$3.4	$1.8	$5.1
Income per share from continuing operations(5)
Basic	$.03	$.08	$.04	$.11
Diluted	$.03	$.08	$.04	$.11
Net income per share(4)
Basic	$.03	$.07	$.04	$.11
Diluted	$.03	$.07	$.04	$.11
Common stock price range per share—high	$10.11	$11.03	$10.07	$8.52
—low	$8.13	$8.41	$7.80	$5.15

	Three Months Ended
2013	February 28	May 31	August 31	November 30
	(Dollars in millions, except per share amounts)
Net sales	$251.7	$270.8	$261.2	$234.4
Gross profit(1)(2)	$49.0	$57.3	$54.7	$51.7
Restructuring and severance	$.8	$4.6	$1.4	$.3
Asset sales	$—	$—	$(1.8)	$(3.1)
Asset impairments and write-offs	$—	$—	$—	$.2
Debt issuance costs write-off	$—	$1.5	$—	$—
Income from continuing operations(3)	$.2	$2.6	$9.0	$8.7
(Loss) income from discontinued operations	$(.4)	$.3	$—	$(.8)
Net (loss) income	$(.2)	$2.9	$9.0	$7.9
Income per share from continuing operations(5)
Basic	$—	$.06	$.19	$.19
Diluted	$—	$.06	$.19	$.19
Net income per share(4)
Basic	$—	$.06	$.19	$.17
Diluted	$—	$.06	$.19	$.17
Common stock price range per share—high	$8.54	$8.41	$8.68	$9.02
—low	$6.77	$6.40	$7.41	$7.85

(1)
Gross profit excludes depreciation and amortization expense. Depreciation and amortization expense related to manufacturing facilities and equipment was $5.8 million, $6.0 million, $5.8 million, and $5.8 million for the three months ended February 28, 2014, May 31, 2014, August 31, 2014, and November 30, 2014, and $5.3 million, $5.4 million, $5.6 million, and $5.9 million for the three months ended February 28, 2013, May 31, 2013, August 31, 2013 and November 30, 2013, respectively.

(2)
Gross profit includes net LIFO inventory reserve adjustments of $0.7 million of expense, $0.8 million of expense, $0.3 million of income, and $2.4 million of income for the three months ended February 28, 2014, May 31, 2014, August 31, 2014, and November 30, 2014, respectively, and $0.9 million of income, $3.5 million of income, and $1.8 million of income for the three months ended May 31, 2013, August 31, 2013, and November 30, 2013, respectively.

(3)
Income from continuing operations and net income for the three months ended November 30, 2014 includes $6.9 million for the reversal of a valuation allowance related to capital loss carryforwards in the U.S. The three months ended November 30, 2013 includes $1.5 million of tax benefits from sold operations and $1.0 million of benefits related to tax audit settlements in foreign jurisdictions.

(4)	Income from continuing operations and net income for the three months ended November 30, 2014 includes $2.0 million of debt redemption premium expense related to early debt redemption.

(5)	The sum of the quarterly earnings per share amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no change in accountants or disagreements with the Company’s independent registered public accounting firm regarding accounting and financial disclosure matters during the two most recent years of the Company or during any period subsequent to the date of the Company’s most recent consolidated financial statements.

Item 9A.	Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2014, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its evaluation, management has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth on pages 29 and 30 of this report, respectively, and are incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to nominees who will stand for election as directors of the Company at the 2015 Annual Meeting of Shareholders is set forth under "Nominees for Election" of the Company’s 2015 Proxy Statement and is incorporated herein by reference. Information with respect to directors of the Company whose terms extend beyond the 2015 Annual Meeting of Shareholders is set forth under "Continuing Directors" of the Company’s 2015 Proxy Statement and is incorporated herein by reference. Information with respect to procedures by which shareholders may recommend nominees for election to the Company’s Board of Directors is set forth under "Board of Directors Information - Meetings and Committees - Compensation and Corporate Governance Committee" of the Company’s 2015 Proxy Statement and is incorporated herein by reference. Also see Executive Officers of the Registrant on page 15 of this Report.

Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under "Board of Directors Information - Meeting and Committees - Audit Committee" of the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act of 1934, as amended, is set forth under "Compliance With Section 16(a) of the Exchange Act" of the Company’s 2015 Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, the OMNOVA Solutions Business Conduct Policies, is available on its website at www.omnova.com.

Item 11.	Executive Compensation

Information regarding executive compensation is set forth under "Executive Compensation" of the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth under "Share Ownership of Directors and Management" of the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of November 30, 2014, regarding the only equity compensation plan maintained by the Company on that date, the Third Amended and Restated 1999 Equity and Performance Incentive Plan. This plan has been approved by the Company's shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	929,200	$5.15	2,537,927
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	929,200	$5.15	2,537,927

Item 13.	Certain Relationships and Related Transactions, Director Independence

Information regarding certain relationships and related transactions and director independence is set forth under "Corporate Governance" of the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to and services provided by the Company’s independent registered public accounting firm during the years ended November 30, 2014 and 2015, the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors and related information is set forth under "Proposal 2:" of the Company’s 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2014, 2013 and 2012
Consolidated Balance Sheets at November 30, 2014 and 2013
Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended November 30, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements

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

CHARTER DOCUMENTS
3.2**	Form of Amended and Restated Articles of Incorporation of OMNOVA Solutions Inc.
3.3	Amended and Restated Articles of Incorporation of OMNOVA Solutions Inc.
3.4**	Amended and Restated Code of Regulations of OMNOVA Solutions Inc.

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
4.1
Indenture dated as of November 3, 2010 by and among OMNOVA Solutions Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed November 4, 2010 (File No. 1-15147)).

Exhibit	Description

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

10.33
Amendment dated March 7, 2013, to Second Amended and Restated Term Loan Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013 (File No. 1-15147)).

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

10.35
Amendment No. 2, dated March 28, 2014, to Second Amended and Restated Term Loan Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders.

10.36
Consent to Limited Release of Collateral, dated November 21, 2014, to Second Amended and Restated Term Loan Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders.

10.37
Amendment No. 3, dated March 31, 2014, to Second Amended and Restated Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JP Morgan Chase Bank, N.A., as agent for the Lenders.

Exhibit	Description
10.38
Amendment No. 4, dated November 21, 2014, to Second Amended and Restated Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JP Morgan Chase Bank, N.A., as agent for the Lenders.

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
101
The following financial information from our Annual Report on Form 10-K for 2014, filed with the SEC on January 23, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations for the years ended November 30, 2014, 2013, and 2012; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2014, 2013, and 2012; (iii) the Consolidated Balance Sheets at November 30, 2014 and 2013; (iv) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2014, 2013, and 2012; (v) the Consolidated Statements of Cash Flows for the years ended November 30, 2014, 2013, and 2012; and (vi) the Notes to the Consolidated Financial Statements.

The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to OMNOVA Solutions Inc., 25435 Harvard Road, Beachwood, Ohio 44122-6201, Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying and return postage.

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

OMNOVA Solutions Inc.
Date:	January 23, 2015
		By	/s/ J. C. LeMay
J. C. LeMay Senior Vice President, Corporate Development; General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. M. McMullen	Chairman, Chief Executive Officer and President	January 23, 2015
K. M. McMullen

/s/ P. F. DeSantis	Senior Vice President and Chief Financial Officer	January 23, 2015
P. F. DeSantis

	Director	January 23, 2015
D. J. D’Antoni

*	Director	January 23, 2015
M. J. Merriman

*	Director	January 23, 2015
S. W. Percy

*	Director	January 23, 2015
L. B. Porcellato

*	Director	January 23, 2015
A. R. Rothwell

*	Director	January 23, 2015
W. R. Seelbach

*	Director	January 23, 2015
R. A. Stefanko

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ J. C. LeMay		January 23, 2015
J. C. LeMay