Form 10-Q
period 2015-02-28
OMNOVA SOLUTIONS INC
filed 2015-04-08
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended February 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At February 28, 2015, there were 46,845,915 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended February 28,
	2015	2014
Net Sales	$206.9	$225.9
Cost of products sold (exclusive of depreciation)	165.2	176.8
Gross profit	41.7	49.1

Other costs and expenses:
Selling, general and administrative	29.8	30.6
Depreciation and amortization	7.1	8.6
Restructuring and severance	—	.3
Interest expense	6.8	7.7
Other expense (income), net	2.4	(.5)
Total other costs and expenses	46.1	46.7

(Loss) Income from continuing operations before income taxes	(4.4)	2.4
Income tax (benefit) expense	(1.2)	1.0

(Loss) Income from continuing operations	(3.2)	1.4

Discontinued operations:
(Loss) from operations	—	(.2)
(Loss) from discontinued operations	—	(.2)

Net (Loss) Income	$(3.2)	$1.2

(Loss) Income per share - Basic and Diluted

(Loss) Income per share - continuing operations	$(.07)	$.03
Loss per share - discontinued operations	—	—
Basic and diluted (loss) income per share	$(.07)	$.03

Weighted average shares outstanding - Basic	46.1	46.2
Weighted average shares outstanding - Diluted	46.1	46.8
See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Millions)
(Unaudited)

	Three Months Ended February 28,
	2015	2014
Net (loss) income	$(3.2)	$1.2

Components of other comprehensive (loss) income:
Foreign currency translations:
Unrealized net change during the period	4.2	—
Unrealized net change on intercompany foreign debt during the period	(16.0)	1.5
Tax effect	2.1	(.4)
Foreign currency translations, net of tax	(9.7)	1.1

Defined benefit plans:
Actuarial net gain:
Amortization of net loss included in net periodic pension expense	1.3	.6
Prior service cost:
Amortization of prior service costs included in net periodic pension expense	—	(.1)
Tax effect	(.5)	(.2)
Defined benefit plans, net of tax	.8	.3

Other comprehensive (loss) income, net of tax	(8.9)	1.4
Comprehensive (loss) income	$(12.1)	$2.6

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	February 28, 2015	November 30, 2014
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$83.1	$99.5
Accounts receivable, net	128.5	135.7
Inventories	96.5	92.7
Prepaid expenses and other	17.6	21.0
Deferred income taxes - current	7.1	7.0
Total Current Assets	332.8	355.9

Property, plant and equipment, net	231.7	238.4
Trademarks and other intangible assets, net	63.4	66.4
Goodwill	81.6	85.4
Deferred income taxes - non-current	70.9	68.2
Deferred financing fees	6.6	7.0
Other assets	8.0	7.9
Total Assets	$795.0	$829.2
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$4.5	$5.6
Accounts payable	78.4	94.3
Accrued payroll and personal property taxes	18.0	17.8
Employee benefit obligations	2.9	2.9
Accrued interest	5.4	1.4
Other current liabilities	2.8	1.8
Total Current Liabilities	112.0	123.8

Senior notes	200.0	200.0
Long-term debt - other	205.9	206.4
Postretirement benefits other than pensions	6.5	6.6
Pension liabilities	108.6	110.8
Deferred income taxes - non-current	19.6	21.6
Other liabilities	8.0	9.5
Total Liabilities	660.6	678.7
Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued as of February 28, 2015 and November 30, 2014	4.8	4.8
Additional contributed capital	338.0	338.5
Retained deficit	(59.3)	(56.1)
Treasury stock at cost; 1.5 million and 1.0 million shares at February 28, 2015 and November 30, 2014, respectively	(11.4)	(7.9)
Accumulated other comprehensive loss	(137.7)	(128.8)
Total Shareholders’ Equity	134.4	150.5
Total Liabilities and Shareholders’ Equity	$795.0	$829.2

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended February 28,
	2015	2014
Operating Activities
Net (loss) income	$(3.2)	$1.2
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7.1	8.6
Amortization of deferred financing fees	.5	.6
Non-cash stock compensation expense	.6	.6
Provision for doubtful accounts	.1	—
Provision for obsolete inventories	.4	—
Changes in operating assets and liabilities:
Accounts receivable	(.5)	(15.8)
Inventories	(6.2)	(14.4)
Other current assets	8.3	(.3)
Current liabilities	(6.5)	4.1
Other non-current assets	(3.1)	(.6)
Other non-current liabilities	(4.7)	(.1)
Contributions to defined benefit plan	(.2)	—
Net Cash Used In Operating Activities	(7.4)	(16.1)

Investing Activities
Capital expenditures	(4.5)	(4.7)
Net Cash Used In Investing Activities	(4.5)	(4.7)

Financing Activities
Repayment of debt obligations	(.6)	(.5)
Short-term debt borrowings	5.5	2.6
Short-term debt payments	(6.5)	(4.4)
Purchase of treasury shares	(4.2)	—
Cash received from exercise of stock options	—	.3
Net Cash Used In Financing Activities	(5.8)	(2.0)
Effect of exchange rate changes on cash	1.3	(1.5)
Net Decrease In Cash And Cash Equivalents	(16.4)	(24.3)
Cash and cash equivalents at beginning of period	99.5	164.9
Cash And Cash Equivalents At End Of Period	$83.1	$140.6

Supplemental Cash Flows Information
Cash paid for:
Interest	$2.2	$2.2
Income taxes	$.4	$.6

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2015
(In Millions of Dollars, Except Per Share Data)
Note A – Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2014, previously filed with the Securities and Exchange Commission (“SEC”).
The financial statements as of February 28, 2015 has been derived from the unaudited interim consolidated financial statements at that date and does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
The consolidation method is followed to report investments in subsidiaries. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions are eliminated during the consolidation process of these accounts.
A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2014, included in the Company’s Form 10-K filed with the SEC.
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
The Performance Chemicals segment consists of two product lines. The Performance Materials product line encompasses products that have applications in the paper, paperboard, carpet and tire cord industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in fabric bonding to rubber in tire and belting applications. The Specialty Chemicals product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), construction, oil and gas drilling, completion and production, adhesives, tape, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & thermoplastics, and various other specialty applications.

Note A – Basis of Presentation (Continued)
Engineered Surfaces – The Engineered Surfaces segment develops, designs, produces, and markets a broad line of functional and decorative surfacing products, including coated fabrics, laminates, and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, kitchen and bath cabinets, transportation including automotive, truck, bus and other mass transit, marine and motorcycle, recreational vehicles and manufactured housing, flooring, home furnishings, retail display fixtures, commercial and residential furniture, commercial appliances, banners, tents, and ceiling tiles.
The Engineered Surfaces segment consists of two product lines. The Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, and automotive after-market applications. The Laminates and Performance Films product line applications include kitchen and bath cabinets, wall surfacing, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, commercial appliances, and a variety of film applications.
Subsequent Events – The Company has evaluated subsequent events from the date on the balance sheet through the date that these financial statements are being filed with the SEC. No material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.
Accounting Standards Adopted in 2015
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends Accounting Standards Codification (ASC) 740, “Income Taxes.” This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This ASU was effective for the Company December 1, 2014. The adoption of this ASU did not have a material impact on the Company's financial position, results of operations or cash flows.
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
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)," which eliminates from GAAP the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require the Company to revise its documentation regarding the consolidation or deconsolidation of such entities. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the potential impact of the new standard on its financial statements.

Note B – Discontinued Operations
As part of the Company’s strategy to focus on businesses with greater global growth potential, the Company exited its commercial wallcovering businesses completing the sale of those businesses during the first half of 2012.
There were no net sales attributable to discontinued businesses for each of the three months ended February 28, 2015 and 2014. There were no losses before income taxes for the discontinued businesses during the three months ended February 28, 2015 and losses were $0.2 million for the three months ended February 28, 2014.
Note C – Fair Value Measurements and Risk
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate and currency exchange rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer who represented more than 10% of the Company’s net trade receivables at February 28, 2015 or greater than 10% of consolidated net sales during the first three months of 2015.
The Company's note receivable has a notional amount of $3.8 million. The note receivable is recognized at fair value using discounted cash flows associated with the note receivable. The notional amount of $3.8 million at February 28, 2015 and November 30, 2014 approximates the fair value of the note receivable giving consideration to the stated interest rates of the note and the issuers' credit risk.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $200 million Term Loan B (balance of $191.5 million at February 28, 2015) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.25%, which eliminates the variability in interest rate changes as long as LIBOR is under 1.25%.
Foreign Currency Risk
The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Chinese Yuan, Thai Baht, Great Britain Pound Sterling and Indian Rupee.
Foreign currency exchange contracts are occasionally used by the Company to manage risks from the change in exchange rates on cash payments by the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. There were no outstanding foreign exchange contracts on February 28, 2015 or November 30, 2014.
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

Note C – Fair Value Measurements and Risk (Continued)
Fair Value Measurements
Assets and liabilities that are within the provisions of Accounting Standards Codification (ASC) 820 are recorded at fair value using market and income valuation approaches considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.
The following financial assets and liabilities were measured at fair value on a recurring basis during the first three months of 2015:

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
There were no transfers into or out of Level 3 during the first three months of 2015 or 2014.
The fair value of the Company’s Senior Unsecured Notes and Term Loan at February 28, 2015 approximated $396.3 million, which is higher than their carrying value of $391.5 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes and Term Loan is based on market price information and is measured using the last available trade on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.
Note D – Other Expense (Income), Net
The following table sets forth the major components of other expense (income):

	Three Months Ended February 28,
(Dollars in millions)	2015	2014
Shareholder activist costs	$1.9	$—
Operational improvement costs	1.4	—
Environmental remediation	.2	—
(Gain) loss on foreign currency transactions	(.7)	—
Licensing and royalty revenue	—	(.2)
Gain on sale of scrap	(.3)	(.4)
Other	(.1)	.1
Total	$2.4	$(.5)

Note E - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the first three months of 2015 and 2014, respectively:

	Three Months Ended February 28,
(Dollars in millions)	2015	2014
Severance Expense	$—	$.2
Closure Costs	—	.1
Total	$—	$.3
There were no restructuring and severance costs during the first three months of 2015. During the first three months of 2014, the Engineered Surfaces segment recognized restructuring and severance costs related to its continuing operations of $0.3 million primarily relating to plant closure costs and workforce reduction actions at its Columbus, Mississippi facility. All of these costs were paid in 2014.

Note F – Income Taxes

The Company recorded an income tax benefit of $1.2 million and expense of $1.0 million for the first three months of 2015 and 2014, respectively. The Company’s effective tax rate of 27.3% for the three months ended February 28, 2015 was lower than its U.S. federal statutory rate primarily due to income in foreign jurisdictions where the statutory tax rate is less than the U.S. federal statutory rate and the reversal of a prior tax reserve as the statute period lapsed.

There were no unrecognized tax positions as of February 28, 2015. The total unrecognized tax benefits were $0.6 million at November 30, 2014. The reduction was due to a lapse of statute of limitations. Of the $0.6 million unrecognized tax benefit reversed during the first three months of 2015, the entire amount impacted the Company's effective tax rate.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. No interest and penalties were recognized in the statement of financial position as of February 28, 2015. The total amount of interest and penalties recognized in the statement of financial position was $0.4 million at November 30, 2014. During the first three months of 2015, the Company recognized $0.4 million of benefit related to interest and penalties due to a lapse of statute of limitations. During the first three months of 2014, the Company recognized no interest and penalty expense.

As of both November 30, 2014 and February 28, 2015, the Company had approximately $115.1 million of U.S. federal net operating loss carryforwards (NOLCs), $113.9 million of state and local NOLCs, $0.2 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The $113.9 million of state and local NOLCs have a realizable deferred tax asset value of $5.0 million. The majority of the federal, state and local NOLCs expire in the tax years 2021 through 2034 while the foreign tax credit carryforwards expire between tax years 2015 and 2022. As of November 30, 2014, the Company had approximately $37.4 million of foreign NOLCs of which $27.3 million have an indefinite carryforward period. Of the $27.3 million foreign NOLCs, which have an indefinite carryforward period, $27.3 million have a valuation allowance provided against them as the Company does not anticipate utilizing these carryforwards.

With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2009.

Note G – (Loss) Income Per Share
The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended February 28,
	2015	2014
Numerator
(Loss) income from continuing operations	$(3.2)	$1.4
(Loss) from discontinued operations, net of tax	—	(.2)
Net (loss) income	$(3.2)	$1.2

Denominator (shares in millions)
Denominator for basic earnings per share - weighted average shares outstanding	46.1	46.2
Effect of dilutive securities	—	.6
Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	46.1	46.8

Basic and Diluted (Loss) Income Per Share
(Loss) income from continuing operations	$(.07)	$.03
(Loss) from discontinued operations, net of tax	—	—
Net (loss) income	$(.07)	$.03
The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Three Months Ended February 28,
	2015	2014
Weighted-average common shares outstanding - basic	46.1	46.2
Dilutive effect of stock options and restricted shares	—	.6
Total weighted-average shares outstanding—assuming dilution	46.1	46.8
There were 0.9 million restricted shares and options to purchase common shares of the Company during the first three months of 2015 that were not included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect and there were no restricted shares and options to purchase common shares that were not included in the calculation during the same period in 2014.

Note H – Comprehensive (Loss) Income
The following tables reflect the changes in the components of accumulated other comprehensive loss for the three months ended February 28, 2015 and 2014, respectively:

Three months ended February 28, 2015 and 2014	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - November 30, 2014	$(10.3)	$(118.5)	$(128.8)
Other comprehensive (loss) income before reclassifications	(9.7)	—	(9.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	.8	.8
Balance - February 28, 2015	$(20.0)	$(117.7)	$(137.7)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance - November 30, 2013	$.2	$(88.8)	$(88.6)
Other comprehensive income before reclassifications	1.1	—	1.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	.3	.3
Balance - February 28, 2014	$1.3	$(88.5)	$(87.2)
Note I – Inventories
Inventories are stated at the lower of cost or market value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $64.3 million, or 52.5%, and $62.0 million, or 51.4%, of inventories at February 28, 2015 and November 30, 2014, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

(Dollars in millions)	February 28, 2015	November 30, 2014
Raw materials and supplies	$39.4	$41.7
Work-in-process	7.3	6.6
Finished products	75.8	72.5
Acquired cost of inventories	122.5	120.8
Excess of acquired cost over LIFO cost	(18.3)	(20.5)
Obsolescence reserves	(7.7)	(7.6)
Net Inventories	$96.5	$92.7

Note J – Debt and Credit Lines
Amounts due to banks within the next twelve months consist of the following debt obligations:

(Dollars in millions)	February 28, 2015	November 30, 2014
Capital lease obligations	$.4	$.4
$200 million Term Loan B – current portion (interest at 4.25%)	2.0	2.0
Foreign subsidiaries borrowings (interest at 10.0% - 12.9%)	2.1	3.2
Total	$4.5	$5.6
The Company has borrowing facilities at certain of its foreign subsidiaries in India and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries are unsecured and totaled $2.1 million at February 28, 2015 and $3.2 million at November 30, 2014. As of February 28, 2015, total borrowing capacity for foreign working capital credit lines and letters of credit were $18.7 million, of which $2.1 million was utilized as borrowings and $0.9 million was utilized as issued letters of credit. These letters of credit support commitments made in the ordinary course of business.
The Company’s long-term debt consists of the following:

(Dollars in millions)	February 28, 2015	November 30, 2014
$200 million Term Loan B (interest at 4.25%)	$191.5	$192.0
Senior Unsecured Notes (interest at 7.875%)	200.0	200.0
Capital lease obligations	17.5	17.6
Senior Revolving Credit Facility (interest at 1.92%)	—	—
	409.0	409.6
Less: current portion	(2.4)	(2.4)
Unamortized original issue discount	(.7)	(.8)
Total Long-Term Debt, net of current portion	$405.9	$406.4
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
Term Loan
The Company also has a $200 million Term Loan (“Term Loan”) (balance of $191.5 million on February 28, 2015). The Term Loan matures on May 31, 2018 The Term Loan is secured by all real property, plant and equipment of the Company's U.S. facilities and guaranteed by the material U.S. subsidiaries of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London InterBank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 2.0%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company does not expect to make any annual excess free cash flow payments during 2015. The Company can prepay any amount at anytime without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment.

Note J – Debt and Credit Lines (Continued)
Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of 1.6 to 1 at February 28, 2015. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $79.2 million for the last twelve months ended February 28, 2015, which provided a cushion of approximately $29.0 million for covenant measurement purposes.
The Company issued the Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.
Senior Revolving Credit Facility
The Company also has a Senior Secured Revolving Credit Facility (“Facility”) with a potential availability of $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility matures December 9, 2017. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on February 28, 2015 were $2.1 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the first quarter of 2015 and averaged $73.2 million.
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
At February 28, 2015, there were no amounts borrowed under the Facility, letters of credit outstanding under the Facility were $2.1 million and the amount available for borrowing under the Facility was $70.6 million.
The weighted-average interest rate on the Company’s debt was 6.01% and 6.28% during the first quarters of 2015 and 2014, respectively.
Capital Lease Obligations

At February 28, 2015, the Company had assets under capital leases totaling $17.5 million, which is included in building and land.

Note J – Debt and Credit Lines (Continued)

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of February 28, 2015.

Year Ending November 30:	(Dollars in millions)
2015	$.9
2016	1.2
2017	1.4
2018	1.5
2019	1.5
Thereafter	21.0
Total minimum lease payments	27.5
Less: Amount representing estimated executory costs	(.7)
Net minimum lease payments	26.8
Less: Amount representing interest	(9.3)
Present value of minimum lease payments	$17.5
Deferred Financing Fees
Deferred financing costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs and original issue discounts was $0.5 million and $0.6 million for the first quarters of 2015 and 2014, respectively.
Note K – Share-Based Employee Compensation
The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million Company common shares in the aggregate for (a) awards of options to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, d) deferred shares or (e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of February 28, 2015, approximately 2.2 million Company common shares remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years.
Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period).
For options, the fair value calculation is estimated using a Black-Scholes based option valuation model. For restricted shares grants, the fair value is equal to the market price of the Company’s common shares on the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.
During the first three months of 2015, no share options were issued, expired or forfeited and 2,500 share options were exercised.
During the first three months of 2015, 216,900 restricted shares were issued, 224,250 restricted shares vested and 5,000 shares were forfeited.
Compensation expense for all share-based payments included in general and administrative expense was $0.6 million for each of the first three months of 2015 and 2014 respectively.
As of February 28, 2015, there was $4.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
Cash received from exercised options was less than $0.1 million during the first three months of 2015.

Note L – Employee Benefit Plans
The Company maintains a number of defined benefit plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law, or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a U.S. non-qualified pension plan for certain key employees and certain foreign plans. Future service benefits are frozen for all participants under the Company's U.S. defined benefit plan. All benefits earned by affected employees through the effective dates have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document. The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(Dollars in millions)	Pension Plans		Health Care Plans
Three months ended February 28, 2015 and 2014	2015	2014	2015	2014
Service costs	$.3	$.4	$—	$—
Interest costs	3.3	3.4	.1	.2
Expected return on plan assets	(3.8)	(3.8)	—	—
Amortization of net actuarial loss (gain)	1.3	1.1	(.4)	(.4)
Amortization of prior service credits	—	—	—	(.1)
Net periodic cost (benefit)	$1.1	$1.1	$(.3)	$(.3)
The Company expects to contribute approximately $4.7 million to its pension plan trusts during fiscal 2015. Contributions made during the first quarter of 2015 were $0.2 million. Future service benefits are frozen for all participants under the Company's U.S. defined benefit plan.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.6 million and $0.7 million for the first quarters of 2015 and 2014, respectively.
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
The Company’s two operating segments are Performance Chemicals and Engineered Surfaces. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations, technology and marketing strategies.
Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs, asset write-offs and other items. However, management excludes restructuring and severance costs, asset write-offs and other items when evaluating the results and allocating resources to the segments.
Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters, corporate restructuring and severance, interest expense and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services and Board of Directors costs. The accounting policies for reportable segments are the same as those for the consolidated Company. For the three month period ending February 28, 2015, revenues from a single customer did not represent 10 percent or more of any reportable segment’s revenues. Additional information regarding the

Note N – Business Segment Information (Continued)

Company segments is included in the Company consolidated financial statements included in the Company Annual Report on Form 10-K for the year ended November 30, 2014.
The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income from continuing operations before income taxes.

	Three Months Ended February 28,
(Dollars in millions)	2015	2014
Net Sales
Performance Chemicals
Performance Materials	$64.0	$71.9
Specialty Chemicals	89.3	99.8
Total Performance Chemicals	$153.3	$171.7
Engineered Surfaces
Coated Fabrics	$22.2	$23.3
Laminates and Performance Films	31.4	31.0
Total Engineered Surfaces	53.6	54.3
Inter-segment sales	—	(.1)
Total Net Sales	$206.9	$225.9
Segment Operating Profit
Performance Chemicals	$6.6	$12.1
Engineered Surfaces	4.1	3.4
Total Segment Operating Profit	10.7	15.5
Interest expense	(6.8)	(7.7)
Corporate expense	(8.3)	(5.4)
(Loss) Income From Continuing Operations Before Income Taxes	$(4.4)	$2.4
Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness
The $200 million Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). Current guarantor subsidiaries include Engineered Surfaces Thailand Inc. (“Ohio”) and OMNOVA Wallcovering (U.S.A.) Inc. Presented below are the condensed financial statements of OMNOVA Solutions (“Parent”) as borrower, its combined Guarantor subsidiaries and its combined Non-Guarantor subsidiaries. The income (loss) of the Company’s subsidiary guarantors and non-guarantors in these Condensed Consolidating Statements of Operations are presented under the equity method for purposes of this disclosure only.

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations for the Three Months Ended February 28, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$134.9	$—	$80.6	$(8.6)	$206.9
Cost of products sold	110.0	—	63.9	(8.7)	165.2
Gross profit	24.9	—	16.7	.1	41.7

Selling, general and administrative	20.8	—	9.0	—	29.8
Depreciation and amortization	3.7	—	3.4	—	7.1
Interest expense (income)	6.6	(.4)	.6	—	6.8
(Income) loss from subsidiaries	(4.0)	(2.8)	—	6.8	—
Other expense (income), net	2.4	.3	(.2)	(.1)	2.4
Total costs and other expenses	29.5	(2.9)	12.8	6.7	46.1
(Loss) Income from continuing operations before income taxes	(4.6)	2.9	3.9	(6.6)	(4.4)
Income tax (benefit) expense	(1.4)	(.9)	1.1	—	(1.2)
Net (loss) income	$(3.2)	$3.8	$2.8	$(6.6)	$(3.2)

Condensed Consolidating Statements of Operations for the Three Months Ended February 28, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$144.1	$—	$90.2	$(8.4)	$225.9
Cost of products sold	114.6	—	70.4	(8.2)	176.8
Gross profit	29.5	—	19.8	(.2)	49.1

Selling, general and administrative	20.7	.1	9.8	—	30.6
Depreciation and amortization	5.0	—	3.6	—	8.6
Restructuring and severance	.2	—	.1	—	.3
Interest expense (income)	6.3	(.5)	1.9	—	7.7
(Income) loss from subsidiaries	(4.0)	(2.7)	—	6.7	—
Other (income) expense, net	(1.1)	(.1)	.7	—	(.5)
Total costs and other expenses	27.1	(3.2)	16.1	6.7	46.7
Income (loss) from continuing operations before income taxes	2.4	3.2	3.7	(6.9)	2.4
Income tax expense (benefit)	1.0	(1.0)	1.0	—	1.0
Income (loss) from continuing operations	1.4	4.2	2.7	(6.9)	1.4
Loss from discontinued operations	(.2)	—	—	—	(.2)
Net Income (loss)	$1.2	$4.2	$2.7	$(6.9)	$1.2

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended February 28, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net (loss) income	$(3.2)	$3.8	$2.8	$(6.6)	$(3.2)

Other comprehensive (loss) income, net of tax	(8.9)	(36.2)	(38.1)	74.3	(8.9)
Comprehensive (loss) income	$(12.1)	$(32.4)	$(35.3)	$67.7	$(12.1)

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended February 28, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net income (loss)	$1.2	$4.2	$2.7	$(6.9)	$1.2

Other comprehensive income (loss), net of tax	1.4	(5.1)	(8.4)	13.5	1.4
Comprehensive income (loss)	$2.6	$(.9)	$(5.7)	$6.6	$2.6

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position February 28, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$33.4	$—	$49.7	$—	$83.1
Accounts receivable, net	65.9	—	62.1	.5	128.5
Inventories	59.0	—	39.7	(2.2)	96.5
Prepaid expenses and other	3.3	7.0	6.9	.4	17.6
Deferred income taxes	5.0	—	2.2	(.1)	7.1
Total Current Assets	166.6	7.0	160.6	(1.4)	332.8

Property, plant and equipment, net	127.9	—	103.8	—	231.7
Goodwill and other intangible assets, net	75.6	—	69.4	—	145.0
Deferred income taxes	64.7	.7	9.6	(4.1)	70.9
Intercompany	365.9	51.8	141.7	(559.4)	—
Investments in subsidiaries	101.2	134.5	—	(235.7)	—
Deferred financing fees	6.6	—	—	—	6.6
Other assets	2.5	3.8	1.7	—	8.0
Total Assets	$911.0	$197.8	$486.8	$(800.6)	$795.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.4	$—	$2.1	$—	$4.5
Accounts payable	42.1	—	36.3	—	78.4
Accrued payroll and personal property taxes	10.9	—	7.1	—	18.0
Employee benefit obligations	2.9	—	—	—	2.9
Accrued interest	5.4	—	—	—	5.4
Deferred income taxes	—	—	.1	(.1)	—
Other current liabilities	15.4	—	(.2)	(12.4)	2.8
Total Current Liabilities	79.1	—	45.4	(12.5)	112.0

Long-term debt	405.9	—	—	—	405.9
Postretirement benefits other than pensions	6.5	—	—	—	6.5
Pension liabilities	97.5	—	11.1	—	108.6
Deferred income taxes	—	—	26.0	(6.4)	19.6
Intercompany	181.1	114.5	268.3	(563.9)	—
Other liabilities	6.5	—	1.5	—	8.0
Total Liabilities	776.6	114.5	352.3	(582.8)	660.6
Total Shareholder's Equity	134.4	83.3	134.5	(217.8)	134.4
Total Liabilities and Shareholders’ Equity	$911.0	$197.8	$486.8	$(800.6)	$795.0

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Financial Position November 30, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$43.9	$—	$55.6	$—	$99.5
Accounts receivable, net	68.9	—	66.8	—	135.7
Inventories	51.9	—	42.6	(1.8)	92.7
Deferred income taxes	5.0	—	2.1	(.1)	7.0
Prepaid expenses and other	4.9	6.9	8.8	.4	21.0
Total Current Assets	174.6	6.9	175.9	(1.5)	355.9

Property, plant and equipment, net	128.3	—	110.1	—	238.4
Goodwill and other intangible assets, net	75.9	—	75.9	—	151.8
Deferred income taxes	65.4	.5	8.8	(6.5)	68.2
Intercompany	351.9	52.6	152.9	(557.4)	—
Investments in subsidiaries	111.3	144.2	—	(255.5)	—
Deferred financing fees	7.0	—	—	—	7.0
Other assets	2.5	3.8	1.6	—	7.9
Total Assets	$916.9	$208.0	$525.2	$(820.9)	$829.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.4	$—	$3.2	$—	$5.6
Accounts payable	43.0	—	51.3	—	94.3
Accrued payroll and personal property taxes	10.3	.1	7.4	—	17.8
Employee benefit obligations	2.9	—	—	—	2.9
Accrued interest	1.4	—	—	—	1.4
Other current liabilities	6.1	—	—	(4.3)	1.8
Total Current Liabilities	66.1	.1	61.9	(4.3)	123.8

Long-term debt	406.4	—	—	—	406.4
Postretirement benefits other than pensions	6.6	—	—	—	6.6
Pension liabilities	98.7	—	12.1	—	110.8
Deferred income taxes	—	—	28.0	(6.4)	21.6
Intercompany	181.6	114.1	267.8	(563.5)	—
Other liabilities	7.0	—	2.5	—	9.5
Total Liabilities	766.4	114.2	372.3	(574.2)	678.7
Total Shareholder's Equity	150.5	93.8	152.9	(246.7)	150.5
Total Liabilities and Shareholders’ Equity	$916.9	$208.0	$525.2	$(820.9)	$829.2

Note O – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Cash Flows for the Three Months Ended February 28, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Provided By Operating Activities	$(3.8)	$.9	$(11.3)	$6.8	$(7.4)

Investing Activities
Capital expenditures	(2.8)	—	(1.7)	—	(4.5)
Net Cash Used In Investing Activities	(2.8)	—	(1.7)	—	(4.5)

Financing Activities
Repayment of debt obligations	(.6)	—	—	—	(.6)
Short-term debt (payments), net	—	—	(1.1)	.1	(1.0)
Purchase of treasury shares	(4.2)	—	—	—	(4.2)
Net Cash (Used In) Provided By Financing Activities	(4.8)	—	(1.1)	.1	(5.8)
Effect of exchange rate changes on cash	.9	(.9)	8.2	(6.9)	1.3
Net (Decrease) Increase in Cash and Cash Equivalents	(10.5)	—	(5.9)	—	(16.4)
Cash and cash equivalents at beginning of period	43.9	—	55.6	—	99.5
Cash and Cash Equivalents at End of Period	$33.4	$—	$49.7	$—	$83.1
Condensed Consolidating Statements of Cash Flows for the Three Months Ended February 28, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Provided By Operating Activities	$(11.9)	$(.6)	$(4.8)	$1.2	$(16.1)

Investing Activities
Capital expenditures	(2.8)	—	(1.9)	—	(4.7)
Net Cash (Used In) Provided By Investing Activities	(2.8)	—	(1.9)	—	(4.7)

Financing Activities
Repayment of debt obligations	(.5)	—	—	—	(.5)
Short-term debt (payments), net	—	—	(1.8)	—	(1.8)
Payments received from the exercise of stock options	.3	—	—	—	.3
Net Cash (Used In) Provided By Financing Activities	(.2)	—	(1.8)	—	(2.0)
Effect of exchange rate changes on cash	(.6)	.6	(.3)	(1.2)	(1.5)
Net (Decrease) Increase in Cash and Cash Equivalents	(15.5)	—	(8.8)	—	(24.3)
Cash and cash equivalents at beginning of period	102.1	—	62.8	—	164.9
Cash and Cash Equivalents at End of Period	$86.6	$—	$54.0	$—	$140.6

Note P - Treasury Stock Purchases

During the fourth quarter of 2014, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common shares. The authorization is effective for one year and expires October 31, 2015. The Company may use various methods to make the repurchases, including open market repurchases, negotiated block transactions, or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors including market and business conditions, and repurchases may be discontinued at any time. During the first quarter of 2015, the Company repurchased 0.6 million of its common shares on the open market at a total cost of $4.2 million. The Company did not repurchase any of its common shares during the first quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses. As discussed in Item 1. Business, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals, and bio-based chemistries. Performance Chemicals’ custom-formulated products include latices, hollow plastic pigment, resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in oil and gas drilling, completion and production, recovery, specialty coatings, carpet, paper and packaging, nonwovens, construction, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & thermoplastics, and various other specialty applications. The Engineered Surfaces segment develops, designs, produces, and markets a broad line of functional and decorative surfacing products, including coated fabrics, laminates, and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, kitchen and bath cabinets, transportation including automotive, truck, bus and other mass transit, marine and motorcycle, recreational vehicles and manufactured housing, flooring, home furnishings, retail display fixtures, commercial and residential furniture, commercial appliances, banners, tents, and ceiling tiles. Please refer to Item 1. Business, of the Company’s 2014 Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

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

A majority of the Company’s raw materials are derived from petrochemicals and chemical feedstocks whose prices are cyclical and volatile. Generally, the Company attempts to pass along increased raw material prices to customers in the form of price increases of its products; however, due to sales contracts with certain customers, there may be a time delay between a change in raw material prices and the Company’s ability to change the prices of its products. Additionally, the Company may experience competitive pricing pressures and other factors which may not allow it to increase the prices of its products.

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 42% of its sales in the first three months of 2015. Customers with sales price index contracts are primarily in the performance materials product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e. styrene and butadiene). The performance materials' product line profitability has declined over the past few quarters as competitive pricing pressures have reduced the negotiated fixed amount per pound. The contract mechanisms, however, generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

The remainder of Performance Chemicals’ sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-added and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period and to improve gross margins during periods when raw material prices decrease.

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2012 through 2014 and estimated purchases for 2015 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2015 (estimated)	177	$0.49 - $0.66
2014	177	$0.69 - $0.84
2013	172	$0.71 - $0.93
2012	177	$0.57 - $0.78
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2012 through 2014 and estimated purchases for 2015 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2015 (estimated)	146	$0.29 - $0.55
2014	142	$0.55 - $0.82
2013	139	$0.44 - $1.01
2012	158	$0.84 - $1.98
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

Key Indicators

Key economic measures relevant to the Company include global economic growth rates, discretionary spending for durable goods, print advertising, oil and gas consumption and drilling levels, U.S. commercial real estate occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes, and forecasts of raw material pricing for certain petrochemical feedstocks. Key OEM industries which provide a general indication of demand drivers to the Company include paper, commercial and residential construction and refurbishment, automotive and tire production, furniture manufacturing, flooring manufacturing, and ABS manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products, but the trend information does not necessarily directly correlate with demand levels in the markets which ultimately use the Company’s products.

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

Results of Operations for the Three Months Ended February 28, 2015 Compared to the Three Months Ended February 28, 2014

The Company's net sales in the first quarter of 2015 were $206.9 million compared to $225.9 million in the first quarter of 2014. The Performance Chemicals business segment revenue decreased by $18.4 million, or 10.7%, while the Engineered Surfaces business segment revenue decreased $0.7 million, or 1.3%. Contributing to the net sales decrease in 2015 were a reduction in customer pricing of $12.5 million, unfavorable currency translation effects of $4.7 million, primarily from the decline of the Euro, and sales volumes that were lower by $1.9 million. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in Performance Materials. The lower volume was related primarily to certain oil & gas and coated fabrics markets as customers reduced inventory levels. Raw material costs decreased during the first quarter of 2015, which will impact the Company's index pricing formulas in the second quarter of 2015. The specialty lines of business continued to improve with particular strength in specialty coatings and in Engineered Surfaces' laminates.

Gross profit in the first quarter of 2015 was $41.7 million with a gross profit margin of 20.2% compared to gross profit of $49.1 million and a gross profit margin of 21.7% in the first quarter of 2014. The decline in gross profit margin was primarily due to unfavorable net inventory revaluation associated with falling raw material prices on existing inventory, which were only partially offset by higher margins. Including the effect of an unfavorable year-over-year inventory valuation adjustment of $11.8 million as a result of lower raw material costs and a favorable year-over-year LIFO inventory reserve adjustment of $3.0 million, raw material costs decreased $8.8 million in the first quarter of 2015 compared to the first quarter of 2014.

Selling, general and administrative expense in the first quarter of 2015 was $29.8 million, or 14.4% of net sales, compared to $30.6 million, or 13.5% of net sales in the first quarter of 2014. The decrease in the first quarter of 2015 reflects successful cost reduction efforts, which were partially offset by increased investments in sales and marketing resources for the specialty lines of business.

Interest expense was $6.8 million in the first quarter of 2015, compared to $7.7 million for the same period a year ago. The decrease in the current year is due to lower debt levels resulting from the $50 million partial prepayment of the Company's outstanding Senior Notes in November 2014.

Included in other loss (income) are the costs incurred for activities related to shareholder activist and operational improvements.

The Company recorded an income tax benefit of $1.2 million in the first quarter of 2015, a 27.3% effective income tax rate, compared to income tax expense of $1.0 million, or a 41.7% effective tax rate in the first quarter of 2014. The rate in 2015 is lower than the Company's U.S. federal statutory rate primarily due to income in foreign jurisdictions where the statutory tax rate is less than the U.S. federal statutory rate and the reversal of a prior tax reserve as the statute period lapsed. The rate in 2014 is higher primarily due to losses in foreign jurisdictions in which no tax benefit was recognized. Cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $115.1 million of U.S. federal net operating loss carryforwards, $113.9 million of state and local net operating loss carryforwards, $0.2 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The $113.9 million of state and local net operating loss carryforwards have a realizable deferred tax asset value of $5.0 million. The majority of the federal, state and local net operating loss carryforwards will expire between 2021 and 2034.

Net loss for the first quarter of 2015 was $3.2 million, or $0.07 per diluted share, compared to net income of $1.2 million, or $0.03 per diluted share, during the same quarter in the prior year.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	February 28,
(Dollars in millions)	2015	2014
Net Sales
Performance Chemicals
Performance Materials	$64.0	$71.9
Specialty Chemicals	89.3	99.8
Total Performance Chemicals	$153.3	$171.7
Engineered Surfaces
Coated Fabrics	$22.2	$23.3
Laminates and Performance Films	31.4	31.0
Total Engineered Surfaces	53.6	54.3
Inter-segment sales	—	(0.1)
Consolidated Net Sales	$206.9	$225.9

Segment Gross Profit:
Performance Chemicals	$27.3	$35.4
Engineered Surfaces	14.4	13.7
Consolidated Gross Profit	$41.7	$49.1

Segment Operating Profit:
Performance Chemicals	$6.6	$12.1
Engineered Surfaces	4.1	3.4
Interest expense	(6.8)	(7.7)
Corporate expense	(8.3)	(5.4)
Consolidated (Loss) Income from Continuing Operations Before Income Taxes	$(4.4)	$2.4
Performance Chemicals
Performance Chemicals' net sales decreased $18.4 million to $153.3 million during the first quarter of 2015 compared to $171.7 million during the first quarter of 2014. The decrease was primarily due to a reduction in customer pricing of $12.3 million as a result of lower raw material costs in certain markets and their impact on index pricing, unfavorable currency translation effects of $4.2 million and volumes that were lower by $1.9 million. Lower volume, primarily in paper due to the shut-down of a customer's plant and oil & gas due to the delay of a large export order that is expected in the latter half of 2015, was only partially offset by improved volumes in carpet, tire cord, nonwovens and global specialty coatings. Net sales for the Performance Materials product line decreased $7.9 million to $64.0 million during the first quarter of 2015 compared to $71.9 million during the first quarter of 2014. The decline was due to a reduction in customer pricing of $7.5 million associated with declining raw material costs and unfavorable currency translation effects of $0.8 million, partially offset by volume increases of $0.4 million. Net sales for the Specialty Chemicals product line decreased $10.5 million to $89.3 million during the first quarter of 2015, compared to $99.8 million during the first quarter of 2014, driven primarily by $4.8 million of reductions in customer pricing associated with declining raw material costs, unfavorable currency translation effects of $3.4 million and net lower sales volumes of $2.3 million.

Performance Chemicals' gross profit was $27.3 million with a gross profit margin of 17.8% during the first quarter of 2015 compared to $35.4 million with a gross profit margin of 20.6% in the first quarter of 2014. The decline in gross profit margin was primarily due to an unfavorable net inventory revaluation, reflecting declining raw material prices on existing inventory, which were only partially offset by improved margins on products sold. Including the effect of an unfavorable inventory revaluation adjustment of $11.6 million as a result of lower raw material costs and a favorable year-over-year LIFO inventory reserve adjustment of $2.6 million, net raw material costs decreased $7.6 million in the first quarter of 2015 compared to the first quarter of 2014.

This segment generated an operating profit of $6.6 million in the first quarter of 2015 compared to $12.1 million in the first quarter of 2014. The decrease in segment operating profit was primarily due to lower raw material pricing and the resulting unfavorable net inventory revaluation. Also, declines in the Euro negatively impacted operating profit by approximately $0.4 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2015 include $1.0 million of operational improvement costs. Those items for the first quarter of 2014 include $0.6 million of accelerated depreciation expense.

Engineered Surfaces

Engineered Surfaces' net sales decreased $0.7 million, or 1.3%, to $53.6 million in the first quarter of 2015 from $54.3 million in the first quarter of 2014 driven primarily by unfavorable currency translation effects of $0.5 million and a reduction in customer pricing of $0.2 million, which were partially offset by higher volumes in Laminates. Coated Fabrics net sales were $22.2 million in the first quarter of 2015 compared to $23.3 million in the first quarter of 2014 as lower volumes in the China automotive market as a result of customer inventory reductions were only partially offset by improved volumes in the North America transportation, healthcare and commercial markets. Net sales for the Laminates and Performance Films product lines were $31.4 million during the first quarter of 2015 compared to $31.0 million during the first quarter of 2014 due to improved sales in recreation vehicles, kitchen and bath and retail store fixtures.

Engineered Surfaces' gross profit was $14.4 million with a gross profit margin of 26.9% during the first quarter of 2015 compared to $13.7 million and a gross profit margin of 25.2% in the first quarter of 2014. Included in 2015 are the effects of an unfavorable inventory revaluation adjustment of $0.2 million, lower raw material costs of $0.9 million and a favorable year-over-year LIFO inventory reserve adjustment of $0.4 million.

Segment operating profit was $4.1 million for the first quarter of 2015 compared to $3.4 million for the first quarter of 2014. Segment operating profit in the first quarter of 2015 was higher as a result of lower manufacturing and SG&A costs. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2015 include $0.2 million of environmental remediation costs. Those items for the first quarter of 2014 includes workforce reduction actions and plant closure costs of $0.3 million.

Corporate

Corporate expenses were $8.3 million in the first quarter of 2015 compared to $5.4 million in the first quarter of 2014. The increase is primarily due to costs associated with shareholder activist activities of $1.9 million and operational improvement costs of $0.4 million.

Financial Resources

	Three Months Ended February 28,
	2015	2014	Change
Cash used in operating activities	$(7.7)	$(16.1)	$8.4
Cash used in investing activities	$(4.5)	$(4.7)	$.2
Cash used in financing activities	$(5.8)	$(2.0)	$(3.8)
Decrease in cash and cash equivalents	$(16.4)	$(24.3)	$7.9

Cash used in operating activities was $7.7 million for the first three months of 2015 compared to $16.1 million in the first three months of 2014. Cash used by operations decreased in 2015 compared to the first three months of 2014 primarily due to a lower increase in working capital in the first quarter of 2015 compared to the first quarter of 2014. The Company’s Days Sales Outstanding (“DSO”) increased from 47.8 days at November 30, 2014 to 52.5 days at February 28, 2015 due to extended terms at several large customers.

Cash used in investing activities was $4.5 million in the first three months of 2015 and $4.7 million in the first three months of 2014 related primarily to capital expenditures. The Company expects to spend approximately $25.0 million for capital expenditures during 2015. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used in financing activities was $5.8 million in the first three months of 2015 and $2.0 million in the first three months of 2014. The increase in 2015 compared to 2014 is primarily due to debt payments of $1.6 million and $4.2 million used in the buyback of the Company's common shares under its authorized repurchase program. The Company is authorized by its Board of Directors to repurchase up to $20.0 million of its common shares. Through February 28, 2015, the Company has repurchased a total of $5.9 million of its common shares of the $20.0 million authorized under the repurchase program. Total debt was $411.1 million as of February 28, 2015, which includes $200.0 million for Senior Notes, $191.5 million for the

Term Loan, $2.1 million of foreign debt and $17.5 million for capital lease obligation, compared to $412.8 million as of November 30, 2014. The Company’s cash balance of $83.1 million at February 28, 2015 consists of $33.7 million in the U.S., $36.0 million in Europe and $13.4 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its operations and capital requirements for at least the next twelve months.

Debt
Please refer to Note J to the Unaudited Interim Consolidated Financial Statements for a discussion of debt.
Significant Accounting Policies and Management Judgments
The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. The Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, litigation and environmental reserves, pensions and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments under different assumptions.

Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended November 30, 2014, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2015 reflects reserves for environmental remediation of $1.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Employee Matters

At February 28, 2015, the Company employed approximately 2,320 employees at offices, plants and other facilities located principally throughout the United States, France, China, India and Thailand. Approximately 9.9%, or 230, of the Company’s employees are covered by collective bargaining agreements in the United States. There are two collective bargaining agreements in the United States covering approximately 180 employees that will expire in 2015. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

New Accounting Pronouncements

Please refer to Note A to the Unaudited Interim Consolidated Financial Statements for a discussion of accounting standards adopted in 2015 and accounting standards not yet adopted.

Forward-Looking Statements

This quarterly report on Form 10-Q includes descriptions of our current business, operations, assets and other matters affecting the Company, as well as “forward-looking statements” as defined by federal securities laws. All forward-looking statements by the Company, including verbal statements, are intended to qualify for the protections afforded forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect management’s current expectation, judgment, belief, assumption, estimate or forecast about future events, circumstances or results and may address business conditions and prospects, strategy, capital structure, debt and cash levels, sales, profits, earnings, markets, products, technology, operations, customers, raw materials, claims and litigation, financial condition, and accounting policies among other matters. Words such as, but not limited to, “will,” “may,” “should,” “projects,” “forecasts,” “seeks,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “optimistic,” “likely,” “would,” “could,” “committed,” and similar expressions or phrases identify forward-looking statements.

All descriptions of our business, operations and assets, as well as all forward-looking statements, involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates or proposes to operate. Other risks and uncertainties are more specific to the Company’s businesses including businesses the Company acquires. There also may be risks and uncertainties not currently known to us. The occurrence of any of such risks and uncertainties and the impact of such occurrences is often not predictable or within the Company’s control. Such impacts could adversely effect the Company’s business, operations or assets as well as the Company's results and, in some cases, such effect could be material. Certain risks and uncertainties facing the Company are described below or elsewhere in this Form 10-Q.

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

Risks and uncertainties that may adversely affect our current business, operations, assets or other matters affecting the Company and may cause actual results to materially differ from expectations include, but are not limited to: (1) our exposure to general economic, business, and industry conditions; (2) changes in raw material prices and availability; (3) the highly competitive markets we serve and continued consolidations among our customer base; (4) our ability to develop new products that appeal to customers; (5) the creditworthiness of our customers; (6) the concentration of our Performance Chemicals business among several large customers; (7) increased foreign competition for our customers and suppliers; (8) the inherent risks of international operations; (9) risks associate with the use of chemicals; (10) the failure of a joint venture partner to meet its commitments; (11) our ability to identify and complete strategic transactions; (12) our ability to successfully integrate acquired companies; (13) extraordinary events such as natural disasters, political disruptions, terrorist attacks and acts of war; (14) unanticipated capital expenditures; (15) increases in healthcare costs; (16) our ability to retain or recruit key employees; (17) our ability to renew collective bargaining agreements with employees on acceptable terms and the risk of work stoppages; (18) our contribution obligations under our U.S. pension plan; (19) our failure to protect our intellectual property; (20) adverse litigation outcomes or settlements; (21) our reliance on foreign financial institutions to hold some of our funds; (22) information systems failures and cyberattacks; (23) potential goodwill impairment charges; (24) the actions of activist shareholders; (25) our substantial debt and any decision in the future to incur additional debt; (26) the operational and financial restrictions contained in our indenture; (27) a default under our term loan or revolving credit facility; and (28) our ability to generate sufficient cash to service our outstanding debt.

We provide greater detail regarding these risks and uncertainties in our 2014 Form 10-K and subsequent filings, which are available online at www.omnova.com and www.sec.gov.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note J to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $191.5 million as of February 28, 2015. Non-U. S. borrowings with banks were $2.1 million as of February 28, 2015. The weighted average effective interest rate of the Company’s outstanding debt was 6.01% as of February 28, 2015. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $2.8 million as of February 28, 2015, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 28, 2015 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2014. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations or cash flows.

Item 6. Exhibits

a.) Exhibits
12.1	Ratio of Earnings to fixed charges.(x)
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2015, filed with the SEC on April 8, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2015; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2015; (iii) the Consolidated Statements of Financial Position at February 28, 2015 and November 30, 2014; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2015; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	April 8, 2015	By	/s/ Paul F. DeSantis
Paul F. DeSantis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	April 8, 2015	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2015, filed with the SEC on April 8, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2015; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2015; (iii) the Consolidated Statements of Financial Position at February 28, 2015 and November 30, 2014; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2015; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.