Form 10-Q
period 2015-05-31
OMNOVA SOLUTIONS INC
filed 2015-06-30
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended May 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At May 31, 2015, there were 46,369,414 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars in Millions, Except Share Data)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Net Sales	$220.2	$266.4	$427.1	$492.3
Cost of products sold (exclusive of depreciation)	167.3	213.8	332.5	390.6
Gross profit	52.9	52.6	94.6	101.7

Other costs and expenses:
Selling, general and administrative	32.0	31.5	61.8	62.1
Depreciation and amortization	7.0	9.0	14.1	17.6
Asset impairment	.6	—	.6	—
Restructuring and severance	1.1	.5	1.1	.8
Interest expense	6.8	7.7	13.7	15.4
Acquisition and integration related expense	.4	—	.4	—
Other expense (income), net	1.4	(1.4)	3.7	(1.9)
Total other costs and expenses	49.3	47.3	95.4	94.0

Income (Loss) from continuing operations before income taxes	3.6	5.3	(.8)	7.7
Income tax expense (benefit)	.6	1.5	(.6)	2.5

Income (Loss) from continuing operations	3.0	3.8	(.2)	5.2

Discontinued operations:
Income (Loss) from operations	1.5	(.6)	1.5	(.9)
Tax expense (benefit)	.6	(.2)	.6	(.3)
Income (loss) from discontinued operations	.9	(.4)	.9	(.6)

Net Income	$3.9	$3.4	$.7	$4.6

Income (loss) per share - Basic and Diluted

Income per share - continuing operations	$.07	$.08	$—	$.11
Income (loss) per share - discontinued operations	.02	(.01)	.02	(.01)
Basic and diluted income per share	$.09	$.07	$.02	$.10

Weighted average shares outstanding - Basic	45.7	46.3	45.9	46.3
Weighted average shares outstanding - Diluted	46.1	47.0	46.3	46.9
See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Millions)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Net income	$3.9	$3.4	$0.7	$4.6

Components of other comprehensive (loss) income:
Foreign currency translations:
Unrealized net change during the period	(9.3)	(.1)	(5.1)	(.1)
Unrealized net change on intercompany foreign debt during the period	6.3	(1.5)	(9.7)	—
Tax effect	.4	.3	2.5	(.1)
Foreign currency translations, net of tax	(2.6)	(1.3)	(12.3)	(.2)

Defined benefit plans:
Actuarial net gain:
Amortization of net loss included in net periodic pension expense	1.1	.7	2.4	1.4
Prior service cost:
Amortization of prior service costs included in net periodic pension expense	—	—	—	(.2)
Tax effect	(.4)	(.3)	(.9)	(.5)
Defined benefit plans, net of tax	.7	.4	1.5	.7

Other comprehensive (loss) income, net of tax	(1.9)	(.9)	(10.8)	.5
Comprehensive income (loss)	$2.0	$2.5	$(10.1)	$5.1

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	May 31, 2015	November 30, 2014
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$90.9	$99.5
Accounts receivable, net	126.2	135.7
Inventories	91.1	92.7
Prepaid expenses and other	18.2	21.0
Deferred income taxes - current	7.2	7.0
Total Current Assets	333.6	355.9

Property, plant and equipment, net	228.8	238.4
Trademarks and other intangible assets, net	62.1	66.4
Goodwill	80.9	85.4
Deferred income taxes - non-current	70.6	68.2
Deferred financing fees	6.1	7.0
Other assets	7.1	7.9
Total Assets	$789.2	$829.2
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$3.8	$5.6
Accounts payable	78.4	94.3
Accrued payroll and personal property taxes	20.5	17.8
Employee benefit obligations	2.9	2.9
Accrued interest	1.5	1.4
Other current liabilities	4.1	1.8
Total Current Liabilities	111.2	123.8

Senior notes	200.0	200.0
Long-term debt - other	205.3	206.4
Postretirement benefits other than pensions	6.3	6.6
Pension liabilities	106.4	110.8
Deferred income taxes - non-current	18.7	21.6
Other liabilities	7.8	9.5
Total Liabilities	655.7	678.7
Shareholders’ Equity
Preferred stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued as of May 31, 2015 and November 30, 2014, respectively	4.8	4.8
Additional contributed capital	338.8	338.5
Retained deficit	(55.4)	(56.1)
Treasury stock at cost; 1.9 million and 1.0 million shares at May 31, 2015 and November 30, 2014, respectively	(15.1)	(7.9)
Accumulated other comprehensive loss	(139.6)	(128.8)
Total Shareholders’ Equity	133.5	150.5
Total Liabilities and Shareholders’ Equity	$789.2	$829.2

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended May 31,
	2015	2014
Operating Activities
Net income	$.7	$4.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	—	.2
Depreciation and amortization	14.1	17.6
Impairment of long-lived assets	.6	—
Amortization of deferred financing fees	1.1	1.2
Non-cash stock compensation expense	1.2	1.2
Provision for doubtful accounts	.1	.1
Provision for obsolete inventories	.6	.1
Changes in operating assets and liabilities:
Accounts receivable	.6	(30.7)
Inventories	(2.0)	(20.4)
Other current assets	7.6	—
Current liabilities	(4.6)	8.3
Other non-current assets	(2.4)	(1.5)
Other non-current liabilities	(6.6)	(.3)
Contributions to defined benefit plan	(.5)	(.3)
Net Cash Provided By (Used In) Operating Activities	10.5	(19.9)

Investing Activities
Capital expenditures	(10.5)	(10.6)
Proceeds from notes receivable	—	2.3
Net Cash Used In Investing Activities	(10.5)	(8.3)

Financing Activities
Repayment of debt obligations	(1.3)	(1.0)
Short-term debt borrowings	9.0	9.8
Short-term debt payments	(10.8)	(10.5)
Purchase of treasury shares	(7.9)	—
Cash received from exercise of stock options	—	.3
Net Cash Used In Financing Activities	(11.0)	(1.4)
Effect of exchange rate changes on cash	2.4	(1.0)
Net Decrease In Cash And Cash Equivalents	(8.6)	(30.6)
Cash and cash equivalents at beginning of period	99.5	164.9
Cash And Cash Equivalents At End Of Period	$90.9	$134.3

Supplemental Cash Flows Information
Cash paid for:
Interest	$12.3	$14.3
Income taxes	$1.9	$2.0

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of May 31, 2015
(In Millions of Dollars, Except Share Data)
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
The financial statements as of May 31, 2015 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
The Performance Chemicals segment consists of two product lines. The Performance Materials product line encompasses products that have applications in the paper, paperboard, carpet, tire cord and specialty rubber and antioxidants industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in fabric bonding to rubber in tire and belting applications. Specialty Rubber and antioxidants are used to improve processibility, stabilization and appearance to industrial rubbers goods. The Specialty Chemicals product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), construction, oil and gas

Note A – Basis of Presentation (Continued)
drilling, completion and production, adhesives, tape, floor care, textiles, graphic arts, elastomeric modifiers and various other specialty applications.
During the second quarter of 2015, the Performance Chemical segment realigned certain product groupings to better optimize and integrate cross-functional business team structures in order to support business growth. This resulted in an increase in sales of $43.4 million and $71.8 million to the Performance Materials product line for the three months and six months ended May 31, 2014, respectively, with a corresponding decrease to the Specialty Chemicals product line. All prior period amounts have been restated to conform with current presentation.
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
The Engineered Surfaces segment consists of two product lines. The Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, and automotive OEM and after-market applications. The Laminates and Performance Films product line applications include kitchen and bath cabinets, wall surfacing, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, commercial appliances, and a variety of film applications.
Subsequent Events – The Company has evaluated subsequent events from the date on the balance sheet through the date that these financial statements are being filed with the SEC. No material events or transactions other than those items reported under Note Q to these Unaudited Interim Consolidated Financial Statements have occurred during this subsequent event reporting period, which required recognition or disclosure in the financial statements.
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
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting

Note A – Basis of Presentation (Continued)

model. These changes will require re-evaluation of certain entities for consolidation and will require the Company to revise its documentation regarding the consolidation or de-consolidation of such entities. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the potential impact of the new standard on its financial statements.
In April 2015, the FASB issued 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which expands upon the guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-04, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement," which identifies and determines whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
Note B – Discontinued Operations
The Company sold its commercial wallcovering businesses during the first half of 2012 to J. Josephson, Inc., a private commercial wallcovering producer based in New Jersey, United States. As a result of extensive negotiations, during May 2015, J. Josephson Inc. agreed to reimburse the Company for a 2014 settlement claim paid by the Company to one of its former wallcovering customers. The Company recognized a gain of $0.9 million, net of tax, which is included in results for discontinued operations for the second quarter of 2015.
Note C – Fair Value Measurements and Risk
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and currency exchange rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer who represented more than 10% of the Company’s net trade receivables at May 31, 2015 or greater than 10% of consolidated net sales during the first half of 2015.
The Company's note receivable has a notional amount of $3.8 million. The note receivable is recognized at fair value using discounted cash flows associated with the note receivable. The notional amount of $3.8 million at May 31, 2015 and November 30, 2014 approximates the fair value of the note receivable giving consideration to the stated interest rate of the note and the issuers' credit risk.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $200 million Term Loan B (balance of $191.0 million at May 31, 2015) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.25%, which eliminates the variability in interest rate changes as long as LIBOR is under 1.25%.
Foreign Currency Risk
The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Chinese Yuan, Thai Baht, Great Britain Pound Sterling, and Indian Rupee.

Note C – Fair Value Measurements and Risk (continued)

Foreign currency exchange contracts are occasionally used by the Company to manage risks from the change in exchange rates on cash payments by the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. There were no outstanding foreign exchange contracts on May 31, 2015 or November 30, 2014.
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
The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of May 31, 2015 and November 30, 2014:

Fair Value Measurements - May 31, 2015
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Note receivable	$3.8	$—	$—	$3.8
Total Assets	$3.8	$—	$—	$3.8

Fair Value Measurements - November 30, 2014
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
There were no transfers into or out of Level 3 during the first six months of 2015 or 2014.
The fair value of the Company’s Senior Unsecured Notes and Term Loan at May 31, 2015 approximated $396.3 million, which is higher than their carrying value of $391.0 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes and Term Loan is based on market price information and is measured using the last available trade on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.

Note D – Other Expense (Income), Net
The following table sets forth the major components of other expense (income):

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2015	2014	2015	2014
Shareholder activist costs	$—	$—	$1.9	$—
Operational improvement costs	1.5	—	2.9	—
Environmental remediation	—	—	.2	—
Gain on foreign currency transactions	(.2)	(.5)	(1.0)	(.4)
Gain on settlement of note receivable	—	(.7)	—	(.7)
Gain on sale of scrap	(.3)	(.2)	(.6)	(.8)
Other bank fees and interest expense	.2	—	.5	—
Interest income	(.1)	(.3)	(.3)	(.5)
Other non-income taxes	.3	.4	.5	.6
Other	—	(.1)	(.4)	(.1)
Total	$1.4	$(1.4)	$3.7	$(1.9)
Note E - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the second quarters and the first six months of 2015 and 2014, respectively:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2015	2014	2015	2014
Severance Expense	$1.1	$.4	$1.1	$.6
Closure Costs	—	.1	—	.2
Total	$1.1	$.5	$1.1	$.8
During the first half of 2015, the Engineered Surfaces and Performance Chemicals segments recognized restructuring and severance costs related to continuing operations of $0.6 million and 0.5 million, respectively, related to workforce reduction actions. During the first half of 2014, the Engineered Surfaces and Performance Chemicals segments each recognized restructuring and severance costs of $0.4 million primarily relating to plant closure costs and workforce reduction actions at its Columbus, Mississippi facility.
Additionally, during the second quarter of 2015, the Engineered Surfaces segment recognized an inventory impairment charge of $0.3 million relating to a closed European distribution center, which is included in Cost of Products Sold.
The following table summarizes the Company's liabilities related to restructuring and severance activities:

	November 30, 2014	2015		May 31, 2015
(Dollars in millions)		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$—	$.5	$.5	$—
Engineered Surfaces	.1	.6	.2	.5
Corporate	—	—	—	—
Total	$.1	$1.1	$.7	$.5

Note F – Income Taxes

The Company recorded an income tax expense of $0.6 million and $1.5 million for the second quarters of 2015 and 2014, respectively, and income tax benefit of $0.6 million and expense of $2.5 million for the six months ended May 31, 2015 and 2014, respectively. The Company’s first half 2015 effective tax rate benefit of 75.0% was higher than its U.S. federal statutory rate primarily due to the reversal of a prior tax reserve during the first quarter of 2015, along with the pre-tax loss in the first six months of 2015. The effective tax rate for the second quarter of 2015 was 16.70%, compared to 28.30% in the second quarter of 2014. The reduction in the effective tax rate for the second quarter of 2015 as compared to 2014 results from a changing mix

Note F – Income Taxes (continued)

of jurisdictional income, whereby the income in the U.S. compared to worldwide income is reduced in 2015. This reduction primarily relates to expected restructuring and other costs to be incurred in the U.S. during 2015 related to the manufacturing footprint and SG&A initiatives.

There were no unrecognized tax positions as of May 31, 2015. The total unrecognized tax benefits were $0.6 million at November 30, 2014. The reduction was due to a lapse of the statute of limitations. Of the $0.6 million unrecognized tax benefit reversed during the first six months of 2015, the entire amount impacted the Company's effective tax rate.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. No interest and penalties were recognized in the statement of financial position as of May 31, 2015. The total amount of interest and penalties recognized in the statement of financial position was $0.4 million at November 30, 2014. During the first six months of 2015, the Company recognized $0.4 million of benefit related to interest and penalties due to a lapse of statute of limitations. During the first six months of 2014, the Company recognized no interest and penalty expense.

As of both, May 31, 2015 and November 30, 2014, the Company had approximately $115.1 million of U.S. federal net operating loss carryforwards ("NOLCs"), $113.9 million of state and local NOLCs, $0.2 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The $113.9 million of state and local NOLCs have a realizable deferred tax asset value of $5.0 million. The majority of the federal, state, and local NOLCs expire between tax years 2015 and 2022. As of November 30, 2014, the Company had approximately $37.4 million of foreign NOLCs of which $27.3 million have an indefinite carryforward period. Of the $27.3 million foreign NOLCs, which have an indefinite carryforward period, $27.3 million have a valuation allowance provided against them as the Company does not anticipate utilizing these carryforwards.

With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2010.
Note G – Income Per Share
The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period.

Note G – Income Per Share (continued)

The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Numerator
Income (loss) from continuing operations	$3.0	$3.8	$(.2)	$5.2
Income (loss) from discontinued operations, net of tax	.9	(.4)	.9	(.6)
Net income	$3.9	$3.4	$.7	$4.6

Denominator (shares in millions)
Denominator for basic earnings per share - weighted average shares outstanding	45.7	46.3	45.9	46.3
Effect of dilutive securities	.4	.7	.4	.6
Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	46.1	47.0	46.3	46.9

Basic and Diluted (Loss) Income Per Share
Income from continuing operations	$.07	$.08	$—	$.11
Income (loss) from discontinued operations, net of tax	.02	(.01)	.02	(.01)
Net income	$.09	$.07	$.02	$.10
The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Weighted-average common shares outstanding - basic	45.7	46.3	45.9	46.3
Dilutive effect of stock options and restricted shares	.4	.7	.4	.6
Total weighted-average shares outstanding—assuming dilution	46.1	47.0	46.3	46.9
During the second quarters and first halves of 2015 or 2014, respectively, there were no anti-dilutive shares related to share-based incentive compensation that were excluded from the computation of dilutive weighted-average shares outstanding included in the computation of dilutive per share amounts as they would have had an anti-dilutive effect.
Note H – Comprehensive (Loss) Income
The following tables reflect the changes in the components of accumulated other comprehensive loss for the three and six months ended May 31, 2015 and 2014, respectively:

Note H – Comprehensive (Loss) Income (continued)

Three months ended May 31, 2015 and 2014	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - February 28, 2015	$(20.0)	$(117.7)	$(137.7)
Other comprehensive (loss) income before reclassifications	(2.6)	—	(2.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	.7	.7
Balance - May 31, 2015	$(22.6)	$(117.0)	$(139.6)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - February 28, 2014	$1.3	$(88.5)	$(87.2)
Other comprehensive (loss) income before reclassifications	(1.3)	—	(1.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	.4	.4
Balance - May 31, 2014	$—	$(88.1)	$(88.1)

Six months ended May 31, 2015 and 2014	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - November 30, 2014	$(10.3)	$(118.5)	$(128.8)
Other comprehensive (loss) earnings before reclassifications	(12.3)	—	(12.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.5	1.5
Balance - May 31, 2015	$(22.6)	$(117.0)	$(139.6)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - November 30, 2013	$.2	$(88.8)	$(88.6)
Other comprehensive (loss) earnings before reclassifications	(.2)	—	(.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	.7	.7
Balance - May 31, 2014	$—	$(88.1)	$(88.1)

Note I – Inventories
Inventories are stated at the lower of cost or market value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $57.5 million, or 49.6%, and $62.0 million, or 51.4%, of inventories at May 31, 2015 and November 30, 2014, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using costing methods that approximate the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

(Dollars in millions)	May 31, 2015	November 30, 2014
Raw materials and supplies	$37.5	$41.7
Work-in-process	7.0	6.6
Finished products	71.4	72.5
Acquired cost of inventories	115.9	120.8
Excess of acquired cost over LIFO cost	(16.8)	(20.5)
Obsolescence reserves	(8.0)	(7.6)
Net Inventories	$91.1	$92.7
Note J – Debt and Credit Lines
Amounts due to banks within the next twelve months consist of the following debt obligations:

(Dollars in millions)	May 31, 2015	November 30, 2014
Capital lease obligations	$.4	$.4
$200 million Term Loan B – current portion (interest at 4.25%)	2.0	2.0
Foreign subsidiaries borrowings (interest at 10.0% - 12.9%)	1.4	3.2
Total	$3.8	$5.6
The Company has borrowing facilities at certain of its foreign subsidiaries in India and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries are unsecured and totaled $1.4 million at May 31, 2015 and $3.2 million at November 30, 2014. As of May 31, 2015, total borrowing capacity for foreign working capital credit lines and letters of credit was $18.6 million, of which $1.4 million was utilized as borrowings and $2.7 million was utilized as issued letters of credit. These letters of credit support commitments made in the ordinary course of business. The Company’s long-term debt consists of the following:

(Dollars in millions)	May 31, 2015	November 30, 2014
$200 million Term Loan B (interest at 4.25%)	$191.0	$192.0
Senior Unsecured Notes (interest at 7.875%)	200.0	200.0
Capital lease obligations	17.4	17.6
Senior Revolving Credit Facility (interest at 1.93%)	—	—
	408.4	409.6
Less: current portion	(2.4)	(2.4)
Unamortized original issue discount	(.7)	(.8)
Total Long-Term Debt, net of current portion	$405.3	$406.4
Senior Unsecured Notes
The Senior Unsecured Notes ("Senior Notes") have a face value of $200 million with a 7.875% interest rate, which is payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. The Company may redeem the outstanding Senior Notes anytime after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA

Note J – Debt and Credit Lines (continued)

Solutions Inc.’s existing and future material U.S. subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.
Term Loan
The Company also has a $200 million Term Loan (“Term Loan”) (balance of $191.0 million on May 31, 2015). The Term Loan matures on May 31, 2018. The Term Loan is secured by all real property, plant, and equipment of the Company's U.S. facilities and guaranteed by the material U.S. subsidiaries of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London InterBank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50%, or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 2.0%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company does not expect to make any annual excess free cash flow payments during 2015. The Company can prepay any amount at anytime without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment.
Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of 1.5 to 1 at May 31, 2015. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $78.7 million for the last twelve months ended May 31, 2015, which provided a cushion of approximately $32.0 million for covenant measurement purposes.
The Company issued the Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.
Senior Revolving Credit Facility
The Company also has a Senior Secured Revolving Credit Facility (“Facility”) with a potential availability of $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility matures December 9, 2017. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on May 31, 2015 were $1.7 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the second quarter of 2015 and averaged $71.7 million.
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

Note J – Debt and Credit Lines (continued)

At May 31, 2015, there were no amounts borrowed under the Facility, letters of credit outstanding under the Facility were $1.7 million and the amount available for borrowing under the Facility was $67.4 million.
The weighted-average interest rate on the Company’s debt was 6.06% and 6.29% during the second quarters of 2015 and 2014, respectively.
Capital Lease Obligations

At May 31, 2015, the Company had assets under capital leases totaling $17.4 million, which is included in building and land.

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of May 31, 2015.

Year Ending November 30:	(Dollars in millions)
2015	$.6
2016	1.2
2017	1.4
2018	1.5
2019	1.5
Thereafter	21.0
Total minimum lease payments	27.2
Less: Amount representing estimated executory costs	(.7)
Net minimum lease payments	26.5
Less: Amount representing interest	(9.1)
Present value of minimum lease payments	$17.4
Deferred Financing Fees
Deferred financing costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs and original issue discounts was $0.6 million for each of the second quarters of 2015 and 2014, and $1.1 million and $1.2 million for the first halves of 2015 and 2014, respectively.
Note K – Share-Based Employee Compensation
The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million Company common shares in the aggregate for (a) awards of options to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) deferred shares, or (e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of May 31, 2015, approximately 2.2 million Company common shares remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years.
Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period).
For options, the fair value calculation is estimated using a Black-Scholes based option valuation model. For restricted share grants, the fair value is equal to the market price of the Company’s common shares on the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.
During the first six months of 2015, no share options were issued, expired, or forfeited and 2,500 share options were exercised.
During the first six months of 2015, 222,000 restricted shares were issued, 233,150 restricted shares vested and 19,250 shares were forfeited.

Note K – Share-Based Employee Compensation (continued)

Compensation expense for all share-based payments included in general and administrative expense was $1.2 million for the first six months of 2015 and 2014, respectively.
As of May 31, 2015, there was $3.7 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
Cash received from exercised options was less than $0.1 million during the first six months of 2015.
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

(Dollars in millions)	Pension Plans		Health Care Plans
Three months ended May 31, 2015 and 2014	2015	2014	2015	2014
Service costs	$.4	$.4	$—	$—
Interest costs	3.2	3.3	.1	.1
Expected return on plan assets	(3.8)	(3.7)	—	—
Amortization of net actuarial loss (gain)	1.4	1.1	(.3)	(.4)
Amortization of prior service credits	—	—	—	—
Net periodic cost (benefit)	$1.2	$1.1	$(.2)	$(.3)

	Pension Plans		Health Care Plans
Six months ended May 31, 2015 and 2014	2015	2014	2015	2014
Service costs	$.8	$.8	$—	$—
Interest costs	6.4	6.7	.2	.3
Expected return on plan assets	(7.9)	(7.5)	—	—
Amortization of net actuarial loss (gain)	3.0	2.2	(.6)	(.8)
Amortization of prior service credits	—	—	—	(.2)
Net periodic cost (benefit)	$2.3	$2.2	$(.4)	$(.7)
The Company expects to contribute approximately $4.7 million to its pension plan trusts during fiscal 2015. Contributions made during the first half of 2015 were $0.5 million. Future service benefits are frozen for all participants under the Company's U.S. defined benefit plan.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.7 million and $1.3 million for the second quarter and first half of 2015 and $0.7 million and $1.5 million for the second quarter and first half of 2014, respectively.
Note M – Contingencies
From time to time, the Company is subject to various claims, proceedings, and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property, and other matters. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to

Note M – Contingencies (continued)

change. Actual results may materially differ from the Company’s estimates and an unfavorable resolution of any matter could have a material adverse effect on the financial condition, results of operations, and/or cash flows of the Company. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.
Note N – Business Segment Information
The Company’s two operating segments were determined based on products and services provided. Accounting policies of the segments are the same as the Company’s accounting policies.
The Company’s two operating segments are Performance Chemicals and Engineered Surfaces. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations, technology, and marketing strategies. During the second quarter of 2015, the Performance Chemical segment realigned certain product groupings to better optimize and integrate cross-functional business team structures in order to support business growth. This resulted in an increase in sales of $43.4 million and $71.8 million to the Performance Materials product line for the three months and six months ended May 31, 2014, respectively, with a corresponding decrease to the Specialty Chemicals product line. All prior period amounts have been restated to conform with current presentation.
Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs, asset write-offs, and other items. However, management excludes restructuring and severance costs, asset write-offs, and other items when evaluating the results and allocating resources to the segments.
Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters, corporate restructuring and severance, interest expense, and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions (including salaries, rent, travel, and entertainment expenses), depreciation, utility costs, outside services, and Board of Directors costs. The accounting policies for reportable segments are the same as those for the consolidated Company. For the three month period ending May 31, 2015, revenues from a single customer did not represent 10 percent or more of any reportable segment’s revenues. Additional information regarding the Company's segments is included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2014.

Note N – Business Segment Information (continued)

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income from continuing operations before income taxes.

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2015	2014	2015	2014
Net Sales
Performance Chemicals
Performance Materials	$85.8	$113.0	$169.9	$208.8
Specialty Chemicals	74.3	89.9	143.5	165.8
Total Performance Chemicals	$160.1	$202.9	$313.4	$374.6
Engineered Surfaces
Coated Fabrics	$22.0	$26.0	$44.2	$49.3
Laminates and Performance Films	38.1	37.6	69.5	68.6
Total Engineered Surfaces	60.1	63.6	113.7	117.9
Inter-segment sales	—	(.1)	—	(.2)
Total Net Sales	$220.2	$266.4	$427.1	$492.3
Segment Operating Profit
Performance Chemicals	$13.3	$13.8	$19.9	$25.9
Engineered Surfaces	4.9	4.9	9.0	8.3
Total Segment Operating Profit	18.2	18.7	28.9	34.2
Interest expense	(6.8)	(7.7)	(13.7)	(15.4)
Corporate expense	(6.8)	(5.7)	(12.7)	(11.1)
Shareholder activist costs	—	—	(1.9)	—
Operational improvement costs	—	—	(.4)	—
Asset impairment	(.6)	—	(.6)	—
Acquisition and integration costs	(.4)	—	(.4)	—
Income (Loss) From Continuing Operations Before Income Taxes	$3.6	$5.3	$(.8)	$7.7

Note O - Treasury Stock Purchases

During the fourth quarter of 2014, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common shares. The authorization is effective for one year and expires October 31, 2015. The Company may use various methods to make the repurchases, including open market repurchases, negotiated block transactions, or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors including market and business conditions, and repurchases may be discontinued at any time. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

During the first six months of 2015, the Company repurchased 1.0 million of its common shares on the open market at a total cost of $7.9 million. The Company did not repurchase any of its common shares during the first six months of 2014.

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness
The $200 million Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). Current Guarantor subsidiaries include Decorative Products Thailand Inc. and OMNOVA Wallcovering (U.S.A.) Inc. Presented below are the

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (continued)

condensed financial statements of OMNOVA Solutions as borrower, its combined Guarantor subsidiaries and its combined non-Guarantor subsidiaries. The income (loss) of the Company’s subsidiary Guarantors and non-Guarantors in these Condensed Consolidating Statements of Operations are presented under the equity method for purposes of this disclosure only.

Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$142.1	$—	$85.7	$(7.6)	$220.2
Cost of products sold	109.1	—	66.0	(7.8)	167.3
Gross profit	33.0	—	19.7	.2	52.9

Selling, general and administrative	22.8	—	9.2	—	32.0
Depreciation and amortization	3.8	—	3.2	—	7.0
Asset impairment	.6	—	—	—	.6
Restructuring and severance	.3	—	.8	—	1.1
Interest expense (income)	6.5	(.3)	.6	—	6.8
Acquisition costs	.4	—	—	—	.4
(Income) loss from subsidiaries	(4.5)	(3.0)	—	7.5	—
Other expense (income), net	(.1)	—	1.5	—	1.4
Total costs and other expenses	29.8	(3.3)	15.3	7.5	49.3
Income (Loss) from continuing operations before income taxes	3.2	3.3	4.4	(7.3)	3.6
Income tax expense (benefit)	.2	(1.0)	1.4	—	.6
Income (Loss) from continuing operations	3.0	4.3	3.0	(7.3)	3.0
Gain from discontinued operations	.9	—	—	—	.9
Net income (loss)	$3.9	$4.3	$3.0	$(7.3)	$3.9

Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$277.0	$—	$166.3	$(16.2)	$427.1
Cost of products sold	219.1	—	129.9	(16.5)	332.5
Gross profit	57.9	—	36.4	.3	94.6

Selling, general and administrative	43.6	—	18.2	—	61.8
Depreciation and amortization	7.5	—	6.6	—	14.1
Asset impairment	.6	—	—	—	.6
Restructuring and severance	.3	—	.8	—	1.1
Interest expense (income)	13.1	(.7)	1.3	—	13.7
Acquisition costs	.4	—	—	—	.4
(Income) loss from subsidiaries	(8.4)	(5.8)	—	14.2	—
Other expense (income), net	2.2	.3	1.3	(.1)	3.7
Total costs and other expenses	59.3	(6.2)	28.2	14.1	95.4
(Loss) Income from continuing operations before income taxes	(1.4)	6.2	8.2	(13.8)	(.8)
Income tax (benefit) expense	(1.2)	(1.9)	2.5	—	(.6)
(Loss) Income from continuing operations	(.2)	8.1	5.7	(13.8)	(.2)
Gain from discontinued operations	.9	—	—	—	.9
Net income (loss)	$.7	$8.1	$5.7	$(13.8)	$.7

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (continued)

Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$175.9	$—	$100.3	$(9.8)	$266.4
Cost of products sold	144.4	—	79.1	(9.7)	213.8
Gross profit	31.5	—	21.2	(.1)	52.6

Selling, general and administrative	21.4	—	10.1	—	31.5
Depreciation and amortization	5.2	—	3.8	—	9.0
Restructuring and severance	.5	—	—	—	.5
Interest expense (income)	6.9	(.4)	1.2	—	7.7
(Income) loss from subsidiaries	(5.9)	(4.1)	—	10.0	—
Other (income) expense, net	(1.7)	.1	.4	(.2)	(1.4)
Total costs and other expenses	26.4	(4.4)	15.5	9.8	47.3
Income (loss) from continuing operations before income taxes	5.1	4.4	5.7	(9.9)	5.3
Income tax expense (benefit)	1.3	(1.4)	1.6	—	1.5
Income (loss) from continuing operations	3.8	5.8	4.1	(9.9)	3.8
Loss from discontinued operations	(.4)	—	—	—	(.4)
Net Income (loss)	$3.4	$5.8	$4.1	$(9.9)	$3.4

Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2014
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$320.0	$—	$190.5	$(18.2)	$492.3
Cost of products sold	259.0	—	149.5	(17.9)	390.6
Gross profit	61.0	—	41.0	(.3)	101.7

Selling, general and administrative	42.3	—	19.8	—	62.1
Depreciation and amortization	10.2	—	7.4	—	17.6
Restructuring and severance	.6	—	.2	—	.8
Interest expense (income)	13.1	(.8)	3.1	—	15.4
(Income) loss from subsidiaries	(9.8)	(6.8)	—	16.6	—
Other (income) expense, net	(2.9)	(.1)	1.2	(.1)	(1.9)
Total costs and other expenses	53.5	(7.7)	31.7	16.5	94.0
Income (loss) from continuing operations before income taxes	7.5	7.7	9.3	(16.8)	7.7
Income tax expense (benefit)	2.3	(2.3)	2.5	—	2.5
Income (loss) from continuing operations	5.2	10.0	6.8	(16.8)	5.2
Loss from discontinued operations	(.6)	—	—	—	(.6)
Net Income (loss)	$4.6	$10.0	$6.8	$(16.8)	$4.6

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended May 31, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net income (loss)	$3.9	$4.3	$3.0	$(7.3)	$3.9

Other comprehensive (loss) income, net of tax	(1.9)	(3.3)	(6.1)	9.4	(1.9)
Comprehensive income (loss)	$2.0	$1.0	$(3.1)	$2.1	$2.0

Condensed Consolidating Statements of Comprehensive (Loss) Income for the Six Months Ended May 31, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$.7	$8.1	$5.7	$(13.8)	$.7

Other comprehensive (loss) income, net of tax	(10.8)	(39.6)	(44.2)	83.8	(10.8)
Comprehensive (loss) income	$(10.1)	$(31.5)	$(38.5)	$70.0	$(10.1)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended May 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net income (loss)	$3.4	$5.8	$4.1	$(9.9)	$3.4

Other comprehensive (loss) income, net of tax	(.9)	8.8	10.9	(19.7)	(.9)
Comprehensive income (loss)	$2.5	$14.6	$15.0	$(29.6)	$2.5

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six Months Ended May 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$4.6	$10.0	$6.8	$(16.8)	$4.6

Other comprehensive income (loss), net of tax	.5	3.7	2.5	(6.2)	.5
Comprehensive income (loss)	$5.1	$13.7	$9.3	$(23.0)	$5.1

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position May 31, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$30.8	$—	$60.1	$—	$90.9
Accounts receivable, net	63.0	—	63.2	—	126.2
Inventories	55.1	—	37.6	(1.6)	91.1
Prepaid expenses and other	2.6	7.0	8.2	.4	18.2
Deferred income taxes	5.0	—	2.3	(.1)	7.2
Total Current Assets	156.5	7.0	171.4	(1.3)	333.6

Property, plant and equipment, net	127.7	—	101.1	—	228.8
Goodwill and other intangible assets, net	75.4	—	67.6	—	143.0
Deferred income taxes	63.6	.8	9.4	(3.2)	70.6
Intercompany	350.8	52.1	255.1	(658.0)	—
Investments in subsidiaries	103.0	253.7	—	(356.7)	—
Deferred financing fees	6.1	—	—	—	6.1
Other assets	2.4	3.8	.9	—	7.1
Total Assets	$885.5	$317.4	$605.5	$(1,019.2)	$789.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.5	$—	$1.3	$—	$3.8
Accounts payable	39.9	—	38.5	—	78.4
Accrued payroll and personal property taxes	12.0	.1	8.4	—	20.5
Employee benefit obligations	2.9	—	—	—	2.9
Accrued interest	1.4	—	.1	—	1.5
Deferred income taxes	—	—	.1	(.1)	—
Other current liabilities	1.7	—	1.1	1.3	4.1
Total Current Liabilities	60.4	.1	49.5	1.2	111.2

Long-term debt	405.3	—	—	—	405.3
Postretirement benefits other than pensions	6.3	—	—	—	6.3
Pension liabilities	96.2	—	10.2	—	106.4
Deferred income taxes	—	—	25.1	(6.4)	18.7
Intercompany	177.5	114.6	265.5	(557.6)	—
Other liabilities	6.3	—	1.5	—	7.8
Total Liabilities	752.0	114.7	351.8	(562.8)	655.7
Total Shareholder's Equity	133.5	202.7	253.7	(456.4)	133.5
Total Liabilities and Shareholders’ Equity	$885.5	$317.4	$605.5	$(1,019.2)	$789.2

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Financial Position November 30, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$43.9	$—	$55.6	$—	$99.5
Accounts receivable, net	68.9	—	66.8	—	135.7
Inventories	51.9	—	42.6	(1.8)	92.7
Deferred income taxes	5.0	—	2.1	(.1)	7.0
Prepaid expenses and other	4.9	6.9	8.8	.4	21.0
Total Current Assets	174.6	6.9	175.9	(1.5)	355.9

Property, plant and equipment, net	128.3	—	110.1	—	238.4
Goodwill and other intangible assets, net	75.9	—	75.9	—	151.8
Deferred income taxes	65.4	.5	8.8	(6.5)	68.2
Intercompany	351.9	52.6	273.1	(677.6)	—
Investments in subsidiaries	111.3	144.2	—	(255.5)	—
Deferred financing fees	7.0	—	—	—	7.0
Other assets	2.5	3.8	1.6	—	7.9
Total Assets	$916.9	$208.0	$645.4	$(941.1)	$829.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.4	$—	$3.2	$—	$5.6
Accounts payable	43.0	—	51.3	—	94.3
Accrued payroll and personal property taxes	10.3	.1	7.4	—	17.8
Employee benefit obligations	2.9	—	—	—	2.9
Accrued interest	1.4	—	—	—	1.4
Other current liabilities	6.1	—	—	(4.3)	1.8
Total Current Liabilities	66.1	.1	61.9	(4.3)	123.8

Long-term debt	406.4	—	—	—	406.4
Postretirement benefits other than pensions	6.6	—	—	—	6.6
Pension liabilities	98.7	—	12.1	—	110.8
Deferred income taxes	—	—	28.0	(6.4)	21.6
Intercompany	181.6	114.1	267.8	(563.5)	—
Other liabilities	7.0	—	2.5	—	9.5
Total Liabilities	766.4	114.2	372.3	(574.2)	678.7
Total Shareholder's Equity	150.5	93.8	273.1	(366.9)	150.5
Total Liabilities and Shareholders’ Equity	$916.9	$208.0	$645.4	$(941.1)	$829.2

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)
Condensed Consolidating Statements of Cash Flows for the Six Months Ended May 31, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By (Used In) Operating Activities	$2.4	$1.1	$(14.0)	$21.0	$10.5

Investing Activities
Capital expenditures	(7.4)	—	(3.1)	—	(10.5)
Net Cash (Used In) Investing Activities	(7.4)	—	(3.1)	—	(10.5)

Financing Activities
Repayment of debt obligations	(1.3)	—	—	—	(1.3)
Short-term debt (payments), net	—	—	(1.8)	—	(1.8)
Purchase of treasury shares	(7.9)	—	—	—	(7.9)
Net Cash (Used In) Financing Activities	(9.2)	—	(1.8)	—	(11.0)
Effect of exchange rate changes on cash	1.1	(1.1)	23.4	(21.0)	2.4
Net (Decrease) Increase in Cash and Cash Equivalents	(13.1)	—	4.5	—	(8.6)
Cash and cash equivalents at beginning of period	43.9	—	55.6	—	99.5
Cash and Cash Equivalents at End of Period	$30.8	$—	$60.1	$—	$90.9
Condensed Consolidating Statements of Cash Flows for the Six Months Ended May 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Operating Activities	$(26.1)	$(.6)	$3.4	$3.4	$(19.9)

Investing Activities
Capital expenditures	(6.7)	—	(3.9)	—	(10.6)
Proceeds from note receivable	2.3	—	—	—	2.3
Net Cash (Used In) Provided By Investing Activities	(4.4)	—	(3.9)	—	(8.3)

Financing Activities
Repayment of debt obligations	(1.0)	—	—	—	(1.0)
Short-term debt (payments), net	—	—	(.7)	—	(.7)
Payments received from the exercise of stock options	.3	—	—	—	.3
Net Cash (Used In) Financing Activities	(.7)	—	(.7)	—	(1.4)
Effect of exchange rate changes on cash	(.7)	.6	2.5	(3.4)	(1.0)
Net (Decrease) Increase in Cash and Cash Equivalents	(31.9)	—	1.3	—	(30.6)
Cash and cash equivalents at beginning of period	102.1	—	62.8	—	164.9
Cash and Cash Equivalents at End of Period	$70.2	$—	$64.1	$—	$134.3

Note Q - Subsequent Events

On June 4, 2015, the Company completed the acquisition of the assets of New Fluid Solutions ("NFS"), and certain related entities. The total purchase price for NFS was up to $7.0 million, which consisted of approximately $5.0 million in cash and $2.0 million in deferred consideration. The Company expects to recognize approximately $2.5 million of identifiable intangible assets, related primarily to trademarks, patents, and other technology, based on their estimated fair values, and approximately $2.8 million of residual goodwill.

On June 11, 2015, the Company announced actions it will undertake to further streamline the organization and optimize its manufacturing footprint. As part of the plan, the Company will close manufacturing operations in its Calhoun, Georgia facility, moving production to other OMNOVA facilities. The Calhoun facility will be converted into a distribution, quality control, and technical service center. As a result, the Company expects to incur approximately $16.0 million to $20.0 million of charges through the end of 2016, of which, approximately $7.0 million to $9.0 million will be non-cash charges related to manufacturing assets that will no longer be used. Severance charges ranging from $5.0 million to $6.0 million and production transition, facility conversion, and other associated costs ranging from $4.0 million to $5.0 million are expected to result in total cash expenditures of $9.0 million to $11.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses. As discussed in Note A - Basis of Presentation, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals, and bio-based chemistries. Performance Chemicals’ custom-formulated products include latices, hollow plastic pigment, resins, binders, adhesives, specialty rubbers, antioxidants, and elastomeric modifiers which are used in oil and gas drilling, completion and production, recovery, specialty coatings, carpet, paper and packaging, nonwovens, construction, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers and thermoplastics, and various other specialty applications. The Engineered Surfaces segment develops, designs, produces, and markets a broad line of functional and decorative surfacing products, including coated fabrics, laminates, and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, kitchen and bath cabinets, transportation including automotive, truck, bus and other mass transit, marine and motorcycle, recreational vehicles and manufactured housing, flooring, home furnishings, retail display fixtures, commercial and residential furniture, commercial appliances, banners, tents, and ceiling tiles. Please refer to Item 1. Business, of the Company’s 2014 Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

The Company primarily sells its products directly to manufacturers.

The Company has manufacturing facilities in the United States, France, China, India, and Thailand.

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 41% of its sales in the first six months of 2015. Customers with sales price index contracts are primarily in the performance materials product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e. styrene and butadiene). The performance materials' product line profitability has declined over the past few quarters as competitive pricing pressures have reduced the negotiated fixed amount per pound. The contract mechanisms, however, generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

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

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2012 through 2014 and estimated purchases for 2015 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2015 (estimated)	171	$0.41 - $0.71
2014	177	$0.69 - $0.84
2013	172	$0.71 - $0.93
2012	177	$0.57 - $0.78
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2012 through 2014 and estimated purchases for 2015 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2015 (estimated)	140	$0.29 - $0.55
2014	142	$0.55 - $0.82
2013	139	$0.44 - $1.01
2012	158	$0.84 - $1.98
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

Key Indicators

Key economic measures relevant to the Company include global economic growth rates, discretionary spending for durable goods, print advertising, oil and gas consumption and drilling levels, U.S. commercial real estate occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes, and forecasts of raw material pricing for certain petrochemical feedstocks. Key original equipment manufacturer industries that provide a general indication of demand drivers to the Company include paper, commercial and residential construction and refurbishment, automotive and tire production, furniture manufacturing, flooring manufacturing, and acrylonitrile butadiene styrene (ABS) manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products, but the trend information does not necessarily directly correlate with demand levels in the markets which ultimately use the Company’s products.

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

Results of Operations for the Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

The Company's net sales in the second quarter of 2015 were $220.2 million compared to $266.4 million in the second quarter of 2014. The Performance Chemicals business segment revenue decreased by $42.8 million, or 21.1%, and the Engineered Surfaces business segment revenue decreased $3.5 million, or 5.5%. Contributing to the net sales decrease of $46.2 million, or 17.3%, in 2015 was a reduction in customer pricing of $26.0 million, or 9.8%, sales volumes that were lower by $12.2 million, and unfavorable currency translation effects of $8.1 million, primarily from the decline in the Euro. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in certain markets of Performance Materials. The lower volume was related primarily to paper coatings, oil & gas and coated fabrics markets, which were only partially offset by improved volumes in nonwovens, laminates, tire cord, specialty rubber, and home and personal care.

Gross profit in the second quarter of 2015 was $52.9 million with a gross profit margin of 24.0% compared to gross profit of $52.6 million and a gross profit margin of 19.7% in the second quarter of 2014. The increase in gross profit margin was primarily due to expanding margins and favorable year-over-year net inventory valuation adjustment of $2.3 million partially offset by unfavorable volume and foreign exchange.

Selling, general and administrative expense in the second quarter of 2015 was $32.0 million, or 14.5% of net sales, compared to $31.5 million, or 11.8% of net sales in the second quarter of 2014. The increase in the second quarter of 2015 reflects increased investments in sales and marketing resources for the specialty lines of business and outside services, which were partially offset by successful expense management efforts.

Interest expense was $6.8 million, or 3.1% of net sales, in the second quarter of 2015, compared to $7.7 million, or 2.9% of net sales, for the same period prior year. The decrease in the current year is due to lower debt levels resulting from the $50 million partial prepayment of the Company's outstanding Senior Notes in November 2014 and normal scheduled repayments.

Included in other expense (income) are the costs incurred for operational improvements, which were approximately $1.5 million during the second quarter of 2015. Included in the second quarter of 2014 is a gain of $0.7 million on the settlement of a note receivable.

The Company recorded an income tax expense of $0.6 million in the second quarter of 2015, compared to an income tax expense of $1.5 million in the second quarter of 2014. The effective tax rate for the second quarter 2015 was 16.7%, compared to 28.3% in the second quarter of 2014. The reduction in the effective tax rate for the second quarter of 2015 compared to 2014 results from a changing mix of jurisdictional income, whereby the income in the U.S. is reduced compared to worldwide income in 2015 leading to a reduced effective tax rate. The reduction of income in the U.S. jurisdiction for 2015 primarily relates to one-time costs expected to be incurred.

Net income for the second quarter of 2015 was $3.9 million, or $0.09 per diluted share, compared to net income of $3.4 million, or $0.07 per diluted share, during the same quarter in the prior year.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	May 31,
(Dollars in millions)	2015	2014
Net Sales
Performance Chemicals
Performance Materials	$85.8	$113.0
Specialty Chemicals	74.3	89.9
Total Performance Chemicals	$160.1	$202.9
Engineered Surfaces
Coated Fabrics	$22.0	$26.0
Laminates and Performance Films	38.1	37.6
Total Engineered Surfaces	60.1	63.6
Inter-segment sales	—	(0.1)
Consolidated Net Sales	$220.2	$266.4

Segment Gross Profit:
Performance Chemicals	$37.0	$38.0
Engineered Surfaces	15.9	14.6
Consolidated Gross Profit	$52.9	$52.6

Segment Operating Profit:
Performance Chemicals	$13.3	$13.8
Engineered Surfaces	4.9	4.9
Interest expense	(6.8)	(7.7)
Corporate expense	(6.8)	(5.7)
Asset impairment	(.6)	—
Acquisition and integration costs	(.4)	—
Consolidated Income from Continuing Operations Before Income Taxes	$3.6	$5.3
Performance Chemicals
Performance Chemicals' net sales decreased $42.8 million or 21.1%, to $160.1 million during the second quarter of 2015, compared to $202.9 million during the second quarter of 2014. The decrease was primarily due to a reduction in customer pricing of $26.6 million, or 13.1%, which was driven by contract-based index prices in certain markets and other price declines, unfavorable currency translation effects of $7.8 million, or 3.8%, and volumes that were lower by $8.4 million, or 4.1%. Lower volumes, primarily in oil & gas, carpet and paper, were only partially offset by improved volumes in nonwovens, tire cord, home and personal care, and specialty rubber. Net sales for the Performance Materials product line decreased $27.2 million to $85.8 million during the second quarter of 2015 compared to $113.0 million during the second quarter of 2014. Net sales for the Specialty Chemicals product line decreased $15.6 million to $74.3 million during the second quarter of 2015, compared to $89.9 million during the second quarter of 2014.

Performance Chemicals' gross profit was $37.0 million with a gross profit margin of 23.1% during the second quarter of 2015 compared to $38.0 million with a gross profit margin of 18.7% in the second quarter of 2014. The increase in gross profit margin was primarily due to margin expansion as lower raw material costs and favorable inventory adjustments more than offset the lower customer pricing and volumes. Including the effect of a favorable net inventory revaluation adjustment of $2.2 million, raw material costs decreased $29.9 million in the second quarter of 2015 compared to the second quarter of 2014.

This segment generated an operating profit of $13.3 million in the second quarter of 2015 compared to $13.8 million in the second quarter of 2014. Declines in the Euro negatively impacted operating profit by approximately $1.0 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2015 include $1.5 million of operational improvement costs and $0.5 million of severance costs related to workforce reductions. Those items for the second quarter of 2014 include $0.6 million of accelerated depreciation expense and $0.4 million of severance costs.

Engineered Surfaces

Engineered Surfaces' net sales decreased $3.5 million, or 5.5%, to $60.1 million in the second quarter of 2015 from $63.6 million in the second quarter of 2014. Customer pricing and mix were favorable by $0.6 million, while foreign currency translation was unfavorable by $0.3 million and volume was down $3.8 million. Coated Fabrics net sales were $22.0 million in the second quarter of 2015 compared to $26.0 million in the second quarter of 2014 reflecting a slowing in the China automotive market. Net sales for the Laminates and Performance Films product lines increased $0.5 million, or 1.3%, to $38.1 million during the second quarter of 2015 compared to $37.6 million during the second quarter of 2014, due to improved sales in recreation vehicles, retail store fixtures, and flooring.

Engineered Surfaces' gross profit was $15.9 million with a gross profit margin of 26.5% during the second quarter of 2015 compared to $14.6 million and a gross profit margin of 23.0% in the second quarter of 2014. The increase in gross profit is due to favorable mix. Included in 2015 are the effects of an unfavorable year-over-year inventory revaluation adjustment of $0.5 million, lower raw material costs of $1.6 million, and a favorable year-over-year LIFO inventory reserve adjustment of $0.4 million.

Segment operating profit was unchanged at $4.9 million for the second quarter of 2015 from the second quarter of 2014. Segment operating profit remained unchanged in the second quarter of 2015 as a result of higher manufacturing costs which were offset by favorable mix and pricing. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2015 includes severance costs of $0.5 million, and facility closure costs of $0.4 million. Those items for the second quarter of 2014 includes plant closure costs of $0.1 million and a gain of a settlement of a note receivable of $0.7 million.

Corporate

Corporate expenses were $6.8 million in the second quarter of 2015 compared to $5.7 million in the second quarter of 2014. The increase is primarily due to higher outside services and employee compensation and incentive related expenses.

Results of Operations for the Six Months Ended May 31, 2015 Compared to the Six Months Ended May 31, 2014
The Company's net sales in the first half of 2015 were $427.1 million, compared to $492.3 million in the first half of 2014. The Performance Chemicals business segment revenue decreased by $61.2 million, or 16.3%, and the Engineered Surfaces business segment revenue decreased $4.2 million, or 3.6%. Contributing to the net sales decrease in 2015 were reduced pricing of $38.5 million, lower volumes of $14.1 million, and unfavorable currency translation effects of $12.8 million. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in Performance Materials and competitive pressure in several markets.
Gross profit in the first half of 2015 was $94.6 million with a gross profit margin of 22.1%, compared to gross profit of $101.7 million and a gross profit margin of 20.7% in the first half of 2014. The decrease in gross profit was primarily due to lower selling prices, higher global logistics costs, and year-over-year net unfavorable inventory reserve valuation adjustments of $6.5 million, which were partially offset by lower raw material costs and favorable product mix. Gross profit margin expanded as a result of favorable product mix and cost saving initiatives. Raw material costs declined $46.8 million in the first half of 2015 compared to the first half of 2014.
Selling, general, and administrative expense in the first half of 2015 was $61.8 million, or 14.5% of sales, compared to $62.1 million, or 12.6% of net sales, in the first half of 2014. The slight decrease in expense for the first half of 2015 is primarily due to successful cost saving initiatives.
Interest expense was $13.7 million in the first half of 2015, compared to $15.4 million for the same period a year ago. The decrease in the current year is due to lower debt levels resulting from the $50.0 million partial prepayment of the Company's outstanding Senior Notes in November 2014 and normally scheduled payments.
Income tax benefit, on a continuing basis, was $0.6 million in the first half of 2015, compared to income tax expense of $2.5 million in the first half of 2014. The effective tax rate for the first half of 2015 was 75% benefit compared to 32.5% expense in the first half of 2014. The effective tax rate benefit in 2015 is higher than the Company's U.S. federal statutory rate primarily due to the reversal of a prior tax reserve during the first quarter of 2015, along with the pre-tax loss in the first six months of 2015. Cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $115.1 million of U.S. federal net operating loss carryforwards, $113.9 million of state and local net operating loss carryforwards, $0.2 million of foreign tax credit carryforwards, and $0.2 million of AMT credit carryforwards. The $113.9 million of state, and local net operating loss carryforwards have a realizable deferred tax asset value of $5.0 million. The majority of the federal, state and local net operating loss carryforwards will expire between 2021 and 2034.
The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company's policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2014, the non-U.S. subsidiaries have a cumulative unremitted foreign income position of $65.2 million.
The Company experienced a net loss from continuing operations of $0.2 million, or break even per diluted share, in the first half of 2015, compared to net income from continuing operations of $5.2 million, or $0.11 per diluted share, in the first half of 2014.

Segment Discussion
The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Six Months Ended
	May 31,
(Dollars in millions)	2015	2014
Net Sales
Performance Chemicals
Performance Materials	$169.9	$208.8
Specialty Chemicals	143.5	165.8
Total Performance Chemicals	$313.4	$374.6
Engineered Surfaces
Coated Fabrics	$44.2	$49.3
Laminates and Performance Films	69.5	68.6
Total Engineered Surfaces	113.7	117.9
Inter-segment sales	—	(.2)
Consolidated Net Sales	$427.1	$492.3

Segment Gross Profit:
Performance Chemicals	$64.3	$73.4
Engineered Surfaces	30.3	28.3
Consolidated Gross Profit	$94.6	$101.7

Segment Operating Profit:
Performance Chemicals	$19.9	$25.9
Engineered Surfaces	9.0	8.3
Interest expense	(13.7)	(15.4)
Corporate expense	(12.7)	(11.1)
Shareholder activist costs	(1.9)	—
Operational improvement costs	(.4)	—
Asset impairment	(.6)	—
Acquisition and integration costs	(.4)	—
Consolidated Income from Continuing Operations Before Income Taxes	$(.8)	$7.7
Performance Chemicals
Performance Chemicals' net sales decreased $61.2 million to $313.4 million during the first half of 2015, compared to $374.6 million during the first half of 2014. The decrease was primarily due to reduced customer pricing of $38.9 million as a result of lower raw material costs and their impact on index pricing and competitive pricing pressure in certain North American Performance Materials markets, lower volumes of $10.3 million and unfavorable currency translation effects of $12.0 million. Net sales for the Performance Materials product line decreased $38.9 million to $169.9 million during the first half of 2015 compared to $208.8 million during the first half of 2014, driven primarily by reduced pricing, lower volumes, and currency translation effects. Lower volumes in paper, reinforcing, and antioxidants were only partially offset by improved volumes in tire cord, carpet, and specialty rubber. Net sales for the Specialty Chemicals product line decreased $22.3 million to $143.5 million during the first half of 2015, compared to $165.8 million during the first half of 2014. Lower volumes, primarily in oil & gas, were only partially offset by improved volumes in nonwovens, home and personal care.

Performance Chemicals' gross profit was $64.3 million with a gross profit margin of 20.5% during the first half of 2015, compared to $73.4 million with a gross profit margin of 19.6% in the first half of 2014. The decrease in gross profit was primarily due to the lower selling prices, higher logistics costs, and an unfavorable year-over-year net inventory reserve valuation adjustment of $6.9 million, which was partially offset by lower raw material costs and favorable product mix. Raw material costs declined by $44.3 million in the first half of 2015 compared to the first half of 2014.

This segment generated an operating profit of $19.9 million in the first half of 2015 compared to $25.9 million in the first half of 2014. The decrease in segment operating profit was primarily driven by $38.9 million of lower pricing, and the unfavorable inventory adjustments, which were partially offset by favorable raw material prices and $5.6 million in cost reduction actions. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first half of 2015 include $2.5 million of operational improvement costs and $0.5 million of severance costs. Those items for the first half of 2014 include $1.2 million of accelerated depreciation costs and $0.4 million of severance costs.
Engineered Surfaces
Engineered Surfaces' net sales decreased $4.2 million, or 3.6%, to $113.7 million in the first half of 2015 from $117.9 million in the first half of 2014 primarily due to lower volumes of $3.8 million, and unfavorable translation effects of $0.8 million, which are partially offset by favorable pricing of $0.4 million. Coated Fabrics net sales were $44.2 million in the first half of 2015 compared to $49.3 million in the first half of 2015, resulting from lower volumes in the China automotive market. Net sales for the Laminates and Performance Films product lines were $69.5 million during the first half of 2015 compared to $68.6 million during the first half of 2014, driven by increased sales in recreational vehicles, retail store fixtures, and flooring product lines.
Engineered Surfaces' gross profit was $30.3 million with a gross profit margin of 26.6% during the first half of 2015, compared to $28.3 million and a gross profit margin of 24.0% in the first half of 2014. The improvement in the gross profit is due to favorable product mix, positive pricing actions, and lower raw material costs.
Segment operating profit was $9.0 million for the first half of 2015, compared to $8.3 million for the first half of 2014. Segment operating profit improved in the first half of 2015 as a result of favorable pricing and lower raw material costs. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first half of 2015 include workforce reduction costs of $0.6 million, facility closure costs of $0.4 million, and $0.2 million relating to environmental costs. These items for 2014 include severance of $0.2 million, facility closure costs of $0.2 million, and a gain on the settlement of a note receivable $0.7 million.
Corporate
Corporate expenses were $12.7 million in the first half of 2015, compared to $11.1 million in the first half of 2014. The increase is primarily due to higher outside services and employee compensation and incentive related expenses.
Subsequent events
On June 4, 2015, we completed the acquisition of New Fluid Solutions ("NFS"), a provider of drilling fluid additives. The total purchase price for NFS was approximately $7.0 million, which consisted of approximately $5.0 million in cash and $2.0 million in deferred consideration. We expect to recognize approximately $2.5 million of identifiable intangible assets, related primarily to trademarks, patents and other technology, based on their estimated fair values, and approximately $2.8 million of residual goodwill.

On June 11, 2015, the Company announced actions it will undertake to further streamline the organization and optimize its manufacturing footprint. As part of the plan, the Company will close manufacturing operations in its Calhoun, Georgia facility, moving production to other OMNOVA facilities. The Calhoun facility will be converted into a distribution center, quality control, and technical service center. As a result, the Company expects to incur approximately $16.0 million to $20.0 million of charges through the end of 2016, of which, approximately $7.0 million to $9.0 million will be non-cash charges related to manufacturing assets that will no longer be used. Severance charges ranging from $5.0 million to $6.0 million and production transition, facility conversion, and other associated costs ranging from $4.0 million to $5.0 million are expected to result in total cash expenditures of $9.0 million to $11.0 million.

Financial Resources

	Six Months Ended May 31,
	2015	2014	Change
Cash provided (used) in operating activities	$10.5	$(19.9)	$30.4
Cash (used) in investing activities	$(10.5)	$(8.3)	$(2.2)
Cash (used) in financing activities	$(11.0)	$(1.4)	$(9.6)
Decrease in cash and cash equivalents	$(8.6)	$(30.6)	$22.0

Cash provided by operating activities was $10.5 million for the six months ended May 31, 2015, compared to cash used of $19.9 million in the six months ended May 31, 2014. Cash provided by operations increased in 2015 compared to 2014, primarily due to improved working capital in the first half of 2015 compared to the first half of 2014. Total working capital decreased from 60 days to 55 days year-over-year primarily driven by a decrease in Days Sales Outstanding as a result of the Company's focused effort on working capital improvement.

Cash used in investing activities was $10.5 million in the six months ended May 31, 2015 and $8.3 million in the six months ended May 31, 2014. The increase was related primarily to capital expenditures. The Company expects to spend approximately $25.0 million of capital expenditures during 2015. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements, and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used in financing activities was $11.0 million in the six months ended May 31, 2015 and $1.4 million in the six months ended May 31, 2014. The increase in 2015 compared to 2014 is primarily due to debt payments of $3.0 million and $7.9 million used in the buyback of the Company's common shares under its authorized repurchase program. The Company is authorized by its Board of Directors to repurchase up to $20.0 million of its common shares. Through May 31, 2015, the Company has repurchased a total of $9.3 million of its common shares of the $20.0 million authorized under the repurchase program. Total debt was $409.8 million as of May 31, 2015, which includes $200.0 million for Senior Notes, $191.0 million for the Term Loan, $1.4 million of foreign debt and $17.4 million for capital lease obligation, compared to $412.8 million as of November 30, 2014. The Company’s cash balance of $90.9 million at May 31, 2015 consists of $30.8 million in the U.S., $20.0 million in Europe and $40.1 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its operations and capital requirements for at least the next twelve months.

Debt
Please refer to Note J to the Unaudited Interim Consolidated Financial Statements for a discussion of debt.
Significant Accounting Policies and Management Judgments
The Company’s discussion and analysis of its results of operations, financial condition, and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts of assets and liabilities, revenues, and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. The Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, litigation and environmental reserves, pensions, and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments under different assumptions.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2015 reflects reserves for environmental remediation of $1.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At May 31, 2015, the Company employed approximately 2,320 employees at offices, plants and other facilities located principally throughout the United States, France, China, India, and Thailand. Approximately 9.7%, or 225, of the Company’s employees are covered by collective bargaining agreements in the United States. There is one collective bargaining agreement in the United States covering approximately 125 employees that will expire in 2015. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

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

All descriptions of our business, operations and assets, as well as all forward-looking statements, involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates or proposes to operate. Other risks and uncertainties are more specific to the Company’s businesses including businesses the Company acquires. There also may be risks and uncertainties not currently known to us. The occurrence of any such risks and uncertainties and the impact of such occurrences is often not predictable or within the Company’s control. Such impacts could adversely affect the Company’s business, operations or assets as well as the Company's results and, in some cases, such effect could be material. Certain risks and uncertainties facing the Company are described below or elsewhere in this Form 10-Q.

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

Risks and uncertainties that may adversely affect our business, operations, assets, or other matters affecting the Company and may cause actual results to materially differ from expectations include, but are not limited to: (1) our exposure to general economic, business, and industry conditions; (2) changes in raw material prices and availability; (3) the highly competitive markets we serve and continued consolidations among our customer base; (4) our ability to develop new products that appeal to customers; (5) the creditworthiness of our customers; (6) the concentration of our Performance Chemicals business among several large customers; (7) increased foreign competition for our customers and suppliers; (8) the inherent risks of international operations; (9) risks associated with the use of chemicals; (10) the failure of a joint venture partner to meet its commitments; (11) our ability to identify and complete strategic transactions; (12) our ability to successfully integrate acquired companies; (13) extraordinary events such as natural disasters, political disruptions, terrorist attacks and acts of war; (14) unanticipated capital expenditures; (15) increases in healthcare costs; (16) our ability to retain or recruit key employees; (17) our ability to renew collective bargaining agreements with employees on acceptable terms and the risk of work stoppages; (18) our contribution obligations under our U.S. pension plan; (19) our failure to protect our intellectual property; (20) adverse litigation outcomes or settlements; (21) our reliance on foreign financial institutions to hold some of our funds; (22) information systems failures and cyberattacks; (23) potential goodwill impairment charges; (24) the actions of activist shareholders; (25) our substantial debt and any decision in the future to incur additional debt; (26) the operational and financial restrictions contained in our indenture; (27) a default under our term loan or revolving credit facility; and (28) our ability to generate sufficient cash to service our outstanding debt.

We provide greater detail regarding these risks and uncertainties in our 2014 Form 10-K and subsequent filings, which are available online at www.omnova.com and www.sec.gov.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note J to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $191.0 million as of May 31, 2015. Non-U. S. borrowings with banks were $1.4 million as of May 31, 2015. The weighted average effective interest rate of the Company’s outstanding debt was 6.06% as of May 31, 2015. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $12.1 million as of May 31, 2015, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2015 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2014. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations, or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, OMNOVA Solutions may seek to retire, repurchase, or exchange its outstanding debt or capital securities through various methods including open market repurchases, negotiated block transactions, or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.
During the fourth quarter of 2014, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common shares. The authorization is effective for one year and expires October 31, 2015. The timing of repurchases will depend upon several factors including market and business conditions, and repurchases may be discontinued at any time. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.
During the second fiscal quarter of 2015, the Company repurchased 0.5 million of its common shares on the open market under its share repurchase authorization at a total cost of $3.8 million.
The following table summarizes the Company’s repurchases of its common shares for the three months ended May 31, 2015.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
March 1 - 31	154,906	$8.12	154,906	$13,302,700
April 1 - 30	129,732	$8.21	129,732	$12,244,266
May 1 - 31	198,171	$7.65	198,171	$10,727,256
Total	482,809	$7.99	482,809

(a) Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with the Company’s stock compensation and benefit plans to satisfy tax obligations.

Item 6. Exhibits

a.) Exhibits
12.1	Ratio of Earnings to fixed charges.(x)
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2015, filed with the SEC on June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2015; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2015; (iii) the Consolidated Statements of Financial Position at May 31, 2015 and November 30, 2014; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2015; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	June 30, 2015	By	/s/ Paul F. DeSantis
Paul F. DeSantis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 30, 2015	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2015, filed with the SEC on June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2015; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2015; (iii) the Consolidated Statements of Financial Position at May 31, 2015 and November 30, 2014; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2015; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.