Form 10-Q
period 2015-08-31
OMNOVA SOLUTIONS INC
filed 2015-09-24
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended August 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At August 31, 2015, there were 45,819,989 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars in Millions, Except Share Data)
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Net Sales	$210.9	$252.1	$638.0	$744.4
Cost of products sold (exclusive of depreciation)	159.4	202.9	491.9	593.5
Gross profit	51.5	49.2	146.1	150.9

Other costs and expenses:
Selling, general and administrative	29.9	29.9	91.7	92.0
Depreciation and amortization	9.8	8.7	23.9	26.3
Asset impairment	.5	—	1.1	—
Loss on asset sales	—	.3	—	.4
Restructuring and severance	3.4	—	4.5	.8
Interest expense	6.8	7.8	20.5	23.2
Acquisition and integration related expense	—	—	.4	—
Other expense (income), net	1.2	.4	4.9	(1.6)
Total other costs and expenses	51.6	47.1	147.0	141.1

(Loss) Income from continuing operations before income taxes	(.1)	2.1	(.9)	9.8
Income tax (benefit) expense	(.5)	.3	(1.1)	2.8

Income from continuing operations	.4	1.8	.2	7.0

Discontinued operations:
Income (Loss) from operations	—	(.1)	1.5	(1.0)
Tax expense (benefit)	—	(.1)	.6	(.4)
Income (loss) from discontinued operations	—	—	.9	(.6)

Net Income	$.4	$1.8	$1.1	$6.4

Income (loss) per share - Basic and Diluted

Income per share - continuing operations	$.01	$.04	$—	$.15
Income (loss) per share - discontinued operations	—	—	.02	(.01)
Basic and diluted income per share	$.01	$.04	$.02	$.14

Weighted average shares outstanding - Basic	45.2	46.4	45.7	46.3
Weighted average shares outstanding - Diluted	45.8	46.9	46.2	46.9
See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Millions)
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Net income	$.4	$1.8	$1.1	$6.4

Components of other comprehensive (loss) income:
Foreign currency translations:
Unrealized net change during the period	(3.0)	(1.8)	(7.8)	(1.9)
Unrealized net change on intercompany foreign debt during the period	(.8)	(3.6)	(10.5)	(3.6)
Tax effect	(.3)	.9	2.2	.8
Foreign currency translations, net of tax	(4.1)	(4.5)	(16.1)	(4.7)

Defined benefit plans:
Actuarial net gain:
Amortization of net loss included in net periodic pension expense	1.1	.9	3.2	2.2
Prior service cost:
Amortization of prior service costs included in net periodic pension expense	—	(.1)	—	(.2)
Tax effect	(.4)	(.3)	(1.3)	(.8)
Defined benefit plans, net of tax	.7	.5	1.9	1.2

Other comprehensive (loss) income, net of tax	(3.4)	(4.0)	(14.2)	(3.5)
Comprehensive (loss) income	$(3.0)	$(2.2)	$(13.1)	$2.9

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	August 31, 2015	November 30, 2014
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$101.6	$99.5
Accounts receivable, net	111.7	135.7
Inventories	93.4	92.7
Prepaid expenses and other	16.7	21.0
Deferred income taxes - current	8.8	7.0
Total Current Assets	332.2	355.9

Property, plant and equipment, net	223.3	238.4
Trademarks and other intangible assets, net	65.2	66.4
Goodwill	81.8	85.4
Deferred income taxes - non-current	68.8	68.2
Deferred financing fees	5.7	7.0
Other assets	7.7	7.9
Total Assets	$784.7	$829.2
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$3.4	$5.6
Accounts payable	75.2	94.3
Accrued payroll and personal property taxes	25.8	17.8
Employee benefit obligations	3.6	2.9
Accrued interest	5.5	1.4
Other current liabilities	5.3	1.8
Total Current Liabilities	118.8	123.8

Senior notes	200.0	200.0
Long-term debt - other	204.8	206.4
Postretirement benefits other than pensions	6.3	6.6
Pension liabilities	102.1	110.8
Deferred income taxes - non-current	18.5	21.6
Other liabilities	7.5	9.5
Total Liabilities	658.0	678.7
Shareholders’ Equity
Preferred stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued as of August 31, 2015 and November 30, 2014, respectively	4.8	4.8
Additional contributed capital	339.0	338.5
Retained deficit	(55.0)	(56.1)
Treasury stock at cost; 2.5 million and 1.0 million shares at August 31, 2015 and November 30, 2014, respectively	(19.1)	(7.9)
Accumulated other comprehensive loss	(143.0)	(128.8)
Total Shareholders’ Equity	126.7	150.5
Total Liabilities and Shareholders’ Equity	$784.7	$829.2

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended August 31,
	2015	2014
Operating Activities
Net income	$1.1	$6.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	.5
Depreciation and amortization	23.9	26.3
Impairment of long-lived assets	1.1	—
Amortization of deferred financing fees	1.7	1.8
Non-cash stock compensation expense	1.7	2.1
Provision for doubtful accounts	.2	.3
Provision for obsolete inventories	.3	(.8)
Other	—	.1
Changes in operating assets and liabilities:
Accounts receivable	13.9	(14.3)
Inventories	(4.2)	(14.1)
Other current assets	9.2	(.7)
Current liabilities	4.0	3.3
Other non-current assets	(3.2)	(1.5)
Other non-current liabilities	(7.4)	(2.1)
Contributions to defined benefit plan	(4.5)	(4.0)
Net Cash Provided By Operating Activities	37.8	3.3

Investing Activities
Capital expenditures	(15.3)	(19.6)
Proceeds from notes receivable	—	2.3
Acquisition of business	(5.0)	—
Net Cash Used In Investing Activities	(20.3)	(17.3)

Financing Activities
Repayment of debt obligations	(1.9)	(1.5)
Short-term debt borrowings	12.3	15.5
Short-term debt payments	(14.4)	(16.6)
Purchase of treasury shares	(12.2)	—
Cash received from exercise of stock options	—	.3
Net Cash Used In Financing Activities	(16.2)	(2.3)
Effect of exchange rate changes on cash	.8	(1.4)
Net Increase (Decrease) In Cash And Cash Equivalents	2.1	(17.7)
Cash and cash equivalents at beginning of period	99.5	164.9
Cash And Cash Equivalents At End Of Period	$101.6	$147.2

Supplemental Cash Flows Information
Cash paid for:
Interest	$14.5	$16.5
Income taxes	$2.7	$3.7

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2015
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
The financial statements as of August 31, 2015 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
Description of Business – The Company is an innovator of emulsion polymers, specialty chemicals and engineered surfaces for a variety of commercial, industrial and residential end uses. The Company's products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. The Company holds leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. The Company utilizes strategically located manufacturing, technical and other facilities in North America, Europe, China, Thailand and India to service the broad customer base. OMNOVA operates two business segments: Performance Chemicals and Engineered Surfaces.
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
The Performance Chemicals segment consists of two product lines. The Performance Materials product line encompasses products that have applications in the paper, paperboard, carpet, tire cord and specialty rubber and antioxidants industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in fabric bonding to rubber in tire and belting applications. Specialty Rubber and antioxidants are used to improve processibility, stabilization and appearance to industrial rubbers goods. The Specialty Chemicals product line encompasses products that have

Note A – Basis of Presentation (Continued)
applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads), construction, oil and gas drilling, completion and production, adhesives, tape, floor care, textiles, graphic arts, elastomeric modifiers and various other specialty applications.
During the second quarter of 2015, the Performance Chemical segment realigned certain product groupings to better optimize and integrate cross-functional business team structures in order to support business growth. This resulted in an increase in sales of $47.3 million and $132.9 million to the Performance Materials product line for the three months and nine months ended August 31, 2014, respectively, with a corresponding decrease to the Specialty Chemicals product line. All prior period amounts have been restated to conform with current presentation.
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
Subsequent Events – The Company has evaluated subsequent events from the date on the balance sheet through the date that these financial statements are being filed with the SEC. No material events or transactions have occurred during this subsequent event reporting period, which required recognition or disclosure in the financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company December 1, 2018. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.
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
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require the Company to revise its documentation regarding the consolidation or de-consolidation of such entities. This ASU is effective for fiscal years, and

Note A – Basis of Presentation (Continued)
interim periods within those years, beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the potential impact of the new standard on its financial statements.
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
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. As proscribed in this update, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This update is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.
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
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer who represented more than 10% of the Company’s net trade receivables at August 31, 2015 or greater than 10% of consolidated net sales during the first nine months of 2015.
The Company's note receivable has a notional amount of $3.8 million. The note receivable is recognized at fair value using discounted cash flows associated with the note receivable. The notional amount of $3.8 million at August 31, 2015 and November 30, 2014 approximates the fair value of the note receivable giving consideration to the stated interest rate of the note and the issuers' credit risk.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $200 million Term Loan B (balance of $190.5 million at August 31, 2015) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.25%, which eliminates the variability in interest rate changes as long as LIBOR is under 1.25%.

Note C – Fair Value Measurements and Risk (continued)
Foreign Currency Risk
The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Chinese Yuan, Thai Baht, Great Britain Pound Sterling, and Indian Rupee.
Foreign currency exchange contracts are occasionally used by the Company to manage risks from the change in exchange rates on cash payments by the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. There were no outstanding foreign exchange contracts on August 31, 2015 or November 30, 2014.
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
The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of August 31, 2015 and November 30, 2014:

Fair Value Measurements - August 31, 2015
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
There were no transfers into or out of Level 3 during the first nine months of 2015 or 2014.

Note C – Fair Value Measurements and Risk (continued)
The fair value of the Company’s Senior Unsecured Notes and Term Loan at August 31, 2015 approximated $391.9 million, which is higher than their carrying value of $390.5 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes and Term Loan is based on market price information and is measured using the last available trade on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.
Note D – Other Expense (Income), Net
The following table sets forth the major components of other expense (income):

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2015	2014	2015	2014
Shareholder activist costs	$—	$—	$1.9	$—
Operational improvement costs	1.6	—	4.5	—
Environmental remediation	—	—	.2	—
Gain on foreign currency transactions	(.3)	.3	(1.2)	(.2)
Gain on settlement of note receivable	—	—	—	(.7)
Licensing and royalty revenue	—	(.1)	—	(.4)
Gain on sale of scrap	(.3)	(.4)	(.9)	(1.2)
Other bank fees and interest expense	.2	.2	.7	.9
Interest income	(.2)	(.2)	(.5)	(.7)
Other non-income taxes	.3	.2	.8	.9
Other	(.1)	.4	(.6)	(.2)
Total	$1.2	$.4	$4.9	$(1.6)
Note E - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the third quarters and the first nine months of 2015 and 2014, respectively:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2015	2014	2015	2014
Severance Expense	$3.2	$—	$4.3	$.6
Closure Costs	.2	—	.2	.2
Total	$3.4	$—	$4.5	$.8
During the third quarter of 2015, the Engineered Surfaces and Performance Chemicals segments and Corporate recognized restructuring and severance costs related to continuing operations of $0.2 million, $3.1 million and $0.1 million, respectively, related to workforce reduction and facility closure actions. During the first nine months of 2015, the Engineered Surfaces and Performance Chemicals segments and Corporate recognized restructuring and severance costs related to continuing operations of $0.8 million, $3.6 million and $0.1 million, respectively, related to workforce reduction and facility closure actions. During the first nine months of 2014, the Engineered Surfaces and Performance Chemicals segments each recognized restructuring and severance costs of $0.4 million, primarily relating to facility closure costs and workforce reduction actions.

Note E - Restructuring and Severance (continued)
The following table summarizes the Company's liabilities related to restructuring and severance activities:

	November 30, 2014	2015		August 31, 2015
(Dollars in millions)		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$—	$3.6	$2.0	$1.6
Engineered Surfaces	.1	.8	.5	.4
Corporate	—	.1	—	.1
Total	$.1	$4.5	$2.5	$2.1

The Company expects to incur future costs related to its restructuring activities, as processes are continually evaluated to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and across geographic areas. Future costs are expected to include costs related to closed facilities and restructuring plan implementation costs and these will be recognized as incurred.

Note F – Income Taxes

The Company recorded an income tax benefit of $0.5 million and expense of $0.3 million for the third quarters of 2015 and 2014, respectively, and income tax benefit of $1.1 million and expense of $2.8 million for the nine months ended August 31, 2015 and 2014, respectively. The Company’s first nine months of 2015 effective tax rate benefit of 122.2% was higher than its U.S. federal statutory rate primarily due to the reversal of a prior tax reserve during the first quarter of 2015, along with the pre-tax loss in the first nine months of 2015. The effective tax rate for the third quarter of 2015 was 500.0% benefit compared to 14.3% expense in the third quarter of 2014. The increase in the effective tax rate benefit for the third quarter of 2015 as compared to 2014 results from a changing mix of jurisdictional income, whereby the income in the U.S. compared to worldwide income is reduced in 2015 resulting in an overall tax benefit. This reduction primarily relates to expected restructuring and other costs to be incurred in the U.S. during 2015, which are directly related to the manufacturing footprint initiative and SG&A initiatives.

There were no unrecognized tax positions as of August 31, 2015. The total unrecognized tax benefits were $0.6 million at November 30, 2014. The reduction was due to a lapse of the statute of limitations. Of the $0.6 million unrecognized tax benefit reversed during the first nine months of 2015, the entire amount impacted the Company's effective tax rate.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. There were no interest and penalties recognized in the statement of financial position as of August 31, 2015. The total amount of interest and penalties recognized in the statement of financial position was $0.4 million at November 30, 2014. During the first nine months of 2015, the Company recognized $0.4 million of benefit related to interest and penalties due to a lapse of statute of limitations. During the first nine months of 2014, the Company recognized no interest and penalty expense.

As of both, August 31, 2015 and November 30, 2014, the Company had approximately $115.8 million of U.S. federal net operating loss carryforwards ("NOLCs"), $113.9 million of state and local NOLCs, $0.2 million of foreign tax credit carryforwards and $0.2 million of AMT credit carryforwards. The $113.9 million of state and local NOLCs have a realizable deferred tax asset value of $5.0 million. The majority of the federal, state and local NOLCs expire in tax years 2021 through 2034, while the foreign tax credit carryforwards expire between tax years 2015 and 2022. As of November 30, 2014, the Company had approximately $37.4 million of foreign NOLCs of which $27.3 million have an indefinite carryforward period. Of the $27.3 million foreign NOLCs, which have an indefinite carryforward period, $27.3 million have a valuation allowance provided against them as the Company does not anticipate utilizing these carryforwards.

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
The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Numerator
Income from continuing operations	$.4	$1.8	$.2	$7.0
Income (loss) from discontinued operations, net of tax	—	—	.9	(.6)
Net income	$.4	$1.8	$1.1	$6.4

Denominator (shares in millions)
Denominator for basic earnings per share - weighted average shares outstanding	45.2	46.4	45.7	46.3
Effect of dilutive securities	.6	.5	.5	.6
Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	45.8	46.9	46.2	46.9

Basic and Diluted Income (Loss) Per Share
Income from continuing operations	$.01	$.04	$—	$.15
Income (loss) from discontinued operations, net of tax	—	—	.02	(.01)
Net income	$.01	$.04	$.02	$.14
The following table reconciles the weighted average common shares used in the basic and diluted earnings per share disclosures to the total weighted-average shares outstanding (in millions):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Weighted-average common shares outstanding - basic	45.2	46.4	45.7	46.3
Dilutive effect of stock options and restricted shares	.6	.5	.5	.6
Total weighted-average shares outstanding—assuming dilution	45.8	46.9	46.2	46.9
During the third quarters and first nine months of 2015 or 2014, respectively, there were no anti-dilutive shares related to share-based incentive compensation that were excluded from the computation of dilutive weighted-average shares outstanding as they would have had an anti-dilutive effect.

Note H – Comprehensive (Loss) Income
The following tables reflect the changes in the components of accumulated other comprehensive loss for the three and nine months ended August 31, 2015 and 2014, respectively:

Three months ended August 31, 2015 and 2014	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - May 31, 2015	$(22.3)	$(117.3)	$(139.6)
Other comprehensive (loss) income before reclassifications	(4.1)	—	(4.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	.7	.7
Balance - August 31, 2015	$(26.4)	$(116.6)	$(143.0)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - May 31, 2014	$—	$(88.1)	$(88.1)
Other comprehensive (loss) income before reclassifications	(4.5)	—	(4.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	.5	.5
Balance - August 31, 2014	$(4.5)	$(87.6)	$(92.1)

Nine months ended August 31, 2015 and 2014	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - November 30, 2014	$(10.3)	$(118.5)	$(128.8)
Other comprehensive (loss) income before reclassifications	(16.1)	—	(16.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.9	1.9
Balance - August 31, 2015	$(26.4)	$(116.6)	$(143.0)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - November 30, 2013	$.2	$(88.8)	$(88.6)
Other comprehensive (loss) income before reclassifications	(4.7)	—	(4.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.2	1.2
Balance - August 31, 2014	$(4.5)	$(87.6)	$(92.1)

Note I – Inventories
Inventories are stated at the lower of cost or market value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $59.0 million, or 51.0%, and $62.0 million, or 51.4%, of inventories at August 31, 2015 and November 30, 2014, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using costing methods that approximate the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

(Dollars in millions)	August 31, 2015	November 30, 2014
Raw materials and supplies	$37.5	$41.7
Work-in-process	6.5	6.6
Finished products	71.7	72.5
Acquired cost of inventories	115.7	120.8
Excess of acquired cost over LIFO cost	(14.7)	(20.5)
Obsolescence reserves	(7.6)	(7.6)
Net Inventories	$93.4	$92.7
Note J – Debt and Credit Lines
Amounts due to banks within the next twelve months consist of the following debt obligations:

(Dollars in millions)	August 31, 2015	November 30, 2014
Capital lease obligations	$.4	$.4
$200 million Term Loan B – current portion (interest at 4.25%)	2.0	2.0
Foreign subsidiaries borrowings (interest at 10.0% - 12.9%)	1.0	3.2
Total	$3.4	$5.6
The Company has borrowing facilities at certain of its foreign subsidiaries in India and Thailand, which consist of working capital credit lines and facilities for the issuance of letters of credit. Borrowings by foreign subsidiaries are unsecured and totaled $1.0 million at August 31, 2015 and $3.2 million at November 30, 2014. As of August 31, 2015, total borrowing capacity for foreign working capital credit lines and letters of credit was $19.3 million, of which $1.0 million was utilized as borrowings and $2.7 million was utilized as issued letters of credit. These letters of credit support commitments made in the ordinary course of business.
The Company’s long-term debt consists of the following:

(Dollars in millions)	August 31, 2015	November 30, 2014
$200 million Term Loan B (interest at 4.25%)	$190.5	$192.0
Senior Unsecured Notes (interest at 7.875%)	200.0	200.0
Capital lease obligations	17.3	17.6
Senior Revolving Credit Facility (interest at 1.95%)	—	—
	407.8	409.6
Less: current portion	(2.4)	(2.4)
Unamortized original issue discount	(.6)	(.8)
Total Long-Term Debt, net of current portion	$404.8	$406.4
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
Term Loan
The Company also has a $200 million Term Loan (“Term Loan”) (balance of $190.5 million on August 31, 2015). The Term Loan matures on May 31, 2018. The Term Loan is secured by all real property, plant, and equipment of the Company's U.S. facilities and guaranteed by the material U.S. subsidiaries of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London InterBank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50%, or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 2.0%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company does not expect to make any annual excess free cash flow payments during 2015. The Company can prepay any amount at anytime without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment.
Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of 1.3 to 1 at August 31, 2015. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $81.3 million for the last twelve months ended August 31, 2015, which provided a cushion of approximately $38.8 million for covenant measurement purposes.
The Company issued the Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.
Senior Revolving Credit Facility
The Company also has a Senior Secured Revolving Credit Facility (“Facility”) with a potential availability of $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility matures December 9, 2017. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on August 31, 2015 were $0.4 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the third quarter of 2015 and averaged $69.5 million.
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
At August 31, 2015, there were no amounts borrowed under the Facility, letters of credit outstanding under the Facility were $0.4 million and the amount available for borrowing under the Facility was $63.8 million.

Note J – Debt and Credit Lines (continued)
The weighted-average interest rate on the Company’s debt was 6.05% and 6.29% during the third quarters of 2015 and 2014, respectively.
Capital Lease Obligations

At August 31, 2015, the Company had assets under capital leases totaling $17.3 million, which is included in building and land.

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of August 31, 2015.

Year Ending November 30:	(Dollars in millions)
2015	$.3
2016	1.2
2017	1.4
2018	1.5
2019	1.5
Thereafter	21.0
Total minimum lease payments	26.9
Less: Amount representing estimated executory costs	(.7)
Net minimum lease payments	26.2
Less: Amount representing interest	(8.9)
Present value of minimum lease payments	$17.3
Deferred Financing Fees
Deferred financing costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs and original issue discounts was $0.5 million and $0.6 million for the third quarters of 2015 and 2014, and $1.7 million and $1.8 million for the first nine months of 2015 and 2014, respectively.
Note K – Share-Based Employee Compensation
The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million Company common shares in the aggregate for (a) awards of options to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) deferred shares, or (e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of August 31, 2015, approximately 2.0 million Company common shares remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years.
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
During the first nine months of 2015, no share options were issued, expired, or forfeited and 2,500 share options were exercised.
During the first nine months of 2015, 325,350 restricted shares were issued, 327,050 restricted shares vested and 41,850 shares were forfeited.
Compensation expense for all share-based payments included in general and administrative expense was $3.5 million and $4.3 million for the first nine months of 2015 and 2014, respectively.

Note K – Share-Based Employee Compensation (continued)
As of August 31, 2015, there was $3.8 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
Cash received from exercised options was less than $0.1 million during the first nine months of 2015.
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

(Dollars in millions)	Pension Plans		Health Care Plans
Three months ended August 31, 2015 and 2014	2015	2014	2015	2014
Service costs	$.4	$.4	$—	$—
Interest costs	3.3	3.3	.1	.1
Expected return on plan assets	(3.9)	(3.7)	—	—
Amortization of net actuarial loss (gain)	1.4	1.1	(.3)	(.1)
Amortization of prior service credits	—	—	—	(.3)
Net periodic cost (benefit)	$1.2	$1.1	$(.2)	$(.3)

	Pension Plans		Health Care Plans
Nine months ended August 31, 2015 and 2014	2015	2014	2015	2014
Service costs	$1.2	$1.2	$—	$—
Interest costs	9.7	10.0	.3	.4
Expected return on plan assets	(11.5)	(11.3)	—	—
Amortization of net actuarial loss (gain)	4.1	3.4	(.9)	(.3)
Amortization of prior service credits	—	—	—	(1.1)
Net periodic cost (benefit)	$3.5	$3.3	$(.6)	$(1.0)
The Company expects to contribute approximately $4.7 million to its pension plan trusts during fiscal 2015. Contributions made during the first nine months of 2015 were $4.5 million.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.4 million and $1.7 million for the third quarter and the first nine months of 2015 and $0.7 million and $2.2 million for the third quarter and the first nine months of 2014, respectively.
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
The Company’s two operating segments are Performance Chemicals and Engineered Surfaces. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations, technology, and marketing strategies. During the second quarter of 2015, the Performance Chemical segment realigned certain product groupings to better optimize and integrate cross-functional business team structures in order to support business growth. This resulted in an increase in sales of $47.3 million and $132.9 million to the Performance Materials product line for the three months and nine months ended August 31, 2014, respectively, with a corresponding decrease to the Specialty Chemicals product line. All prior period amounts have been restated to conform with current presentation.
Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs, asset write-offs, and other items. However, management excludes restructuring and severance costs, asset write-offs, and other items when evaluating the results and allocating resources to the segments.
Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters, corporate restructuring and severance, interest expense, and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions (including salaries, rent, travel, and entertainment expenses), depreciation, utility costs, outside services, and Board of Directors costs. The accounting policies for reportable segments are the same as those for the consolidated Company. For the three month period ending August 31, 2015, revenues from a single customer represented approximately 13% of Performance Chemicals revenues. Additional information regarding the Company's segments is included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2014.
The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated (loss) income from continuing operations before income taxes.

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2015	2014	2015	2014
Net Sales
Performance Chemicals
Performance Materials	$83.0	$110.4	$252.9	$319.1
Specialty Chemicals	70.6	80.1	214.1	246.0
Total Performance Chemicals	$153.6	$190.5	$467.0	$565.1
Engineered Surfaces
Coated Fabrics	$21.7	$25.0	$65.9	$74.3
Laminates and Performance Films	35.6	36.6	105.1	105.2
Total Engineered Surfaces	57.3	61.6	171.0	179.5
Inter-segment sales	—	—	—	(.2)
Total Net Sales	$210.9	$252.1	$638.0	$744.4
Segment Operating Profit
Performance Chemicals	$7.5	$11.2	$27.4	$37.1
Engineered Surfaces	5.2	3.9	14.2	12.2
Total Segment Operating Profit	12.7	15.1	41.6	49.3
Interest expense	(6.8)	(7.8)	(20.5)	(23.2)
Corporate expense	(6.0)	(5.2)	(18.7)	(16.3)
Shareholder activist costs	—	—	(1.9)	—
Operational improvement costs	—	—	(.4)	—
Asset impairment	—	—	(.6)	—
Acquisition and integration costs	—	—	(.4)	—
(Loss) Income From Continuing Operations Before Income Taxes	$(.1)	$2.1	$(.9)	$9.8

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

During the first nine months of 2015, the Company has repurchased 1.6 million of its common shares on the open market at a total cost of $12.2 million. The Company did not repurchase any of its common shares during the first nine months of 2014.
Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness
The $200 million Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). Current Guarantor subsidiaries include Decorative Products Thailand Inc. and OMNOVA Wallcovering (U.S.A.) Inc. Presented below are the condensed financial statements of OMNOVA Solutions as borrower, its combined Guarantor subsidiaries and its combined non-Guarantor subsidiaries. The income (loss) of the Company’s subsidiary Guarantors and non-Guarantors in these Condensed Consolidating Statements of Operations are presented under the equity method for purposes of this disclosure only.

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (continued)

Condensed Consolidating Statements of Operations for the Three Months Ended August 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$138.0	$—	$79.0	$(6.1)	$210.9
Cost of products sold	103.6	—	62.2	(6.4)	159.4
Gross profit	34.4	—	16.8	.3	51.5

Selling, general and administrative	21.0	—	8.9	—	29.9
Depreciation and amortization	6.6	—	3.2	—	9.8
Asset impairment	—	—	.5	—	.5
Restructuring and severance	2.5	—	.9	—	3.4
Interest expense (income)	6.7	(.4)	.5	—	6.8
(Income) loss from subsidiaries	(3.7)	(2.1)	—	5.8	—
Other expense (income), net	.7	(.2)	.6	.1	1.2
Total costs and other expenses	33.8	(2.7)	14.6	5.9	51.6
Income (Loss) from continuing operations before income taxes	.6	2.7	2.2	(5.6)	(.1)
Income tax expense (benefit)	.2	(.7)	—	—	(.5)
Net income (loss)	$.4	$3.4	$2.2	$(5.6)	$.4

Condensed Consolidating Statements of Operations for the Nine Months Ended August 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$415.0	$—	$245.3	$(22.3)	$638.0
Cost of products sold	322.7	—	192.1	(22.9)	491.9
Gross profit	92.3	—	53.2	.6	146.1

Selling, general and administrative	64.6	—	27.1	—	91.7
Depreciation and amortization	14.1	—	9.8	—	23.9
Asset impairment	.6	—	.5	—	1.1
Restructuring and severance	2.8	—	1.7	—	4.5
Interest expense (income)	19.8	(1.1)	1.8	—	20.5
Acquisition costs	.4	—	—	—	.4
(Income) loss from subsidiaries	(12.1)	(7.9)	—	20.0	—
Other expense (income), net	2.9	.1	1.9	—	4.9
Total costs and other expenses	93.1	(8.9)	42.8	20.0	147.0
(Loss) Income from continuing operations before income taxes	(.8)	8.9	10.4	(19.4)	(.9)
Income tax (benefit) expense	(1.0)	(2.6)	2.5	—	(1.1)
(Loss) Income from continuing operations	.2	11.5	7.9	(19.4)	.2
Loss from discontinued operations	.9	—	—	—	.9
Net income (loss)	$1.1	$11.5	$7.9	$(19.4)	$1.1

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (continued)

Condensed Consolidating Statements of Operations for the Three Months Ended August 31, 2014
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$163.3	$—	$95.9	$(7.1)	$252.1
Cost of products sold	133.3	—	76.8	(7.2)	202.9
Gross profit	30.0	—	19.1	.1	49.2

Selling, general and administrative	20.1	—	9.8	—	29.9
Depreciation and amortization	4.9	—	3.8	—	8.7
Loss on asset sales	.1	—	.2	—	.3
Interest expense (income)	7.2	(.2)	.8	—	7.8
(Income) loss from subsidiaries	(3.0)	(2.2)	—	5.2	—
Other (income) expense, net	(1.1)	—	1.6	(.1)	.4
Total costs and other expenses	28.2	(2.4)	16.2	5.1	47.1
Income (loss) from continuing operations before income taxes	1.8	2.4	2.9	(5.0)	2.1
Income tax expense (benefit)	—	(.4)	.7	—	.3
Income (loss) from continuing operations	1.8	2.8	2.2	(5.0)	1.8
Loss from discontinued operations	—	—	—	—	—
Net Income (loss)	$1.8	$2.8	$2.2	$(5.0)	$1.8

Condensed Consolidating Statements of Operations for the Nine Months Ended August 31, 2014
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$483.3	$—	$286.4	$(25.3)	$744.4
Cost of products sold	392.3	—	226.3	(25.1)	593.5
Gross profit	91.0	—	60.1	(.2)	150.9

Selling, general and administrative	62.3	—	29.7	—	92.0
Depreciation and amortization	15.1	—	11.2	—	26.3
Loss on asset sales	.1	—	.3	—	.4
Restructuring and severance	.7	—	.1	—	.8
Interest expense (income)	20.4	(1.1)	3.9	—	23.2
(Income) loss from subsidiaries	(13.0)	(9.0)	—	22.0	—
Other (income) expense, net	(4.1)	—	2.7	(.2)	(1.6)
Total costs and other expenses	81.5	(10.1)	47.9	21.8	141.1
Income (loss) from continuing operations before income taxes	9.5	10.1	12.2	(22.0)	9.8
Income tax expense (benefit)	2.5	(2.9)	3.2	—	2.8
Income (loss) from continuing operations	7.0	13.0	9.0	(22.0)	7.0
Loss from discontinued operations	(.6)	—	—	—	(.6)
Net Income (loss)	$6.4	$13.0	$9.0	$(22.0)	$6.4

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended August 31, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net income (loss)	$.4	$3.4	$2.2	$(5.6)	$.4

Other comprehensive (loss) income, net of tax	(3.4)	(225.6)	(228.1)	453.7	(3.4)
Comprehensive income (loss)	$(3.0)	$(222.2)	$(225.9)	$448.1	$(3.0)

Condensed Consolidating Statements of Comprehensive (Loss) Income for the Nine Months Ended August 31, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$1.1	$11.5	$7.9	$(19.4)	$1.1

Other comprehensive (loss) income, net of tax	(14.2)	(265.2)	(272.3)	537.5	(14.2)
Comprehensive (loss) income	$(13.1)	$(253.7)	$(264.4)	$518.1	$(13.1)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended August 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net income (loss)	$1.8	$2.8	$2.2	$(5.0)	$1.8

Other comprehensive (loss) income, net of tax	(4.0)	(5.5)	(7.2)	12.7	(4.0)
Comprehensive income (loss)	$(2.2)	$(2.7)	$(5.0)	$7.7	$(2.2)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine Months Ended August 31, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$6.4	$13.0	$9.0	$(22.0)	$6.4

Other comprehensive income (loss), net of tax	(3.5)	(1.8)	(4.7)	6.5	(3.5)
Comprehensive income (loss)	$2.9	$11.2	$4.3	$(15.5)	$2.9

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position August 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$31.6	$—	$70.0	$—	$101.6
Accounts receivable, net	56.7	—	55.0	—	111.7
Inventories	57.9	—	36.7	(1.2)	93.4
Prepaid expenses and other	2.2	6.9	7.2	.4	16.7
Deferred income taxes	6.6	—	2.3	(.1)	8.8
Total Current Assets	155.0	6.9	171.2	(.9)	332.2

Property, plant and equipment, net	126.1	—	97.2	—	223.3
Goodwill, trademarks and other intangible assets, net	78.0	—	69.0	—	147.0
Deferred income taxes	61.9	.7	9.0	(2.8)	68.8
Intercompany	343.5	53.1	20.8	(417.4)	—
Investments in subsidiaries	93.3	27.0	—	(120.3)	—
Deferred financing fees	5.7	—	—	—	5.7
Other assets	3.1	3.8	.8	—	7.7
Total Assets	$866.6	$91.5	$368.0	$(541.4)	$784.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.4	$—	$1.0	$—	$3.4
Accounts payable	40.0	—	35.2	—	75.2
Accrued payroll and personal property taxes	14.4	.1	11.3	—	25.8
Employee benefit obligations	3.3	—	.3	—	3.6
Accrued interest	5.5	—	—	—	5.5
Deferred income taxes	—	—	.1	(.1)	—
Other current liabilities	3.5	—	1.2	.6	5.3
Total Current Liabilities	69.1	.1	49.1	.5	118.8

Long-term debt	404.8	—	—	—	404.8
Postretirement benefits other than pensions	6.3	—	—	—	6.3
Pension liabilities	91.7	—	10.4	—	102.1
Deferred income taxes	—	—	24.9	(6.4)	18.5
Intercompany	161.7	114.8	255.4	(531.9)	—
Other liabilities	6.3	—	1.2	—	7.5
Total Liabilities	739.9	114.9	341.0	(537.8)	658.0
Total Shareholder's Equity	126.7	(23.4)	27.0	(3.6)	126.7
Total Liabilities and Shareholders’ Equity	$866.6	$91.5	$368.0	$(541.4)	$784.7

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2014
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$43.9	$—	$55.6	$—	$99.5
Accounts receivable, net	68.9	—	66.8	—	135.7
Inventories	51.9	—	42.6	(1.8)	92.7
Deferred income taxes	5.0	—	2.1	(.1)	7.0
Prepaid expenses and other	4.9	6.9	8.8	.4	21.0
Total Current Assets	174.6	6.9	175.9	(1.5)	355.9

Property, plant and equipment, net	128.3	—	110.1	—	238.4
Goodwill, trademarks and other intangible assets, net	75.9	—	75.9	—	151.8
Deferred income taxes	65.4	.5	8.8	(6.5)	68.2
Intercompany	351.9	52.6	273.1	(677.6)	—
Investments in subsidiaries	111.3	144.2	—	(255.5)	—
Deferred financing fees	7.0	—	—	—	7.0
Other assets	2.5	3.8	1.6	—	7.9
Total Assets	$916.9	$208.0	$645.4	$(941.1)	$829.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.4	$—	$3.2	$—	$5.6
Accounts payable	43.0	—	51.3	—	94.3
Accrued payroll and personal property taxes	10.3	.1	7.4	—	17.8
Employee benefit obligations	2.9	—	—	—	2.9
Accrued interest	1.4	—	—	—	1.4
Other current liabilities	6.1	—	—	(4.3)	1.8
Total Current Liabilities	66.1	.1	61.9	(4.3)	123.8

Long-term debt	406.4	—	—	—	406.4
Postretirement benefits other than pensions	6.6	—	—	—	6.6
Pension liabilities	98.7	—	12.1	—	110.8
Deferred income taxes	—	—	28.0	(6.4)	21.6
Intercompany	181.6	114.1	267.8	(563.5)	—
Other liabilities	7.0	—	2.5	—	9.5
Total Liabilities	766.4	114.2	372.3	(574.2)	678.7
Total Shareholder's Equity	150.5	93.8	273.1	(366.9)	150.5
Total Liabilities and Shareholders’ Equity	$916.9	$208.0	$645.4	$(941.1)	$829.2

Note P – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended August 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By (Used In) Operating Activities	$6.7	$.9	$4.8	$25.4	$37.8

Investing Activities
Capital expenditures	(10.3)	—	(5.0)	—	(15.3)
Acquisitions of businesses, less cash acquired	(5.0)	—	—	—	(5.0)
Net Cash (Used In) Investing Activities	(15.3)	—	(5.0)	—	(20.3)

Financing Activities
Repayment of debt obligations	(1.9)	—	—	—	(1.9)
Short-term debt (payments), net	—	—	(2.1)	—	(2.1)
Purchase of treasury shares	(12.2)	—	—	—	(12.2)
Net Cash (Used In) Financing Activities	(14.1)	—	(2.1)	—	(16.2)
Effect of exchange rate changes on cash	10.4	(.9)	16.7	(25.4)	.8
Net (Decrease) Increase in Cash and Cash Equivalents	(12.3)	—	14.4	—	2.1
Cash and cash equivalents at beginning of period	43.9	—	55.6	—	99.5
Cash and Cash Equivalents at End of Period	$31.6	$—	$70.0	$—	$101.6

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended August 31, 2014
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Operating Activities	$(6.1)	$—	$(2.3)	$11.7	$3.3

Investing Activities
Capital expenditures	(13.4)	—	(6.2)	—	(19.6)
Proceeds from note receivable	2.3	—	—	—	2.3
Net Cash (Used In) Provided By Investing Activities	(11.1)	—	(6.2)	—	(17.3)

Financing Activities
Repayment of debt obligations	(1.5)	—	—	—	(1.5)
Short-term debt (payments), net	—	—	(1.1)	—	(1.1)
Payments received from the exercise of stock options	.3	—	—	—	.3
Net Cash (Used In) Financing Activities	(1.2)	—	(1.1)	—	(2.3)
Effect of exchange rate changes on cash	(.4)	—	10.7	(11.7)	(1.4)
Net (Decrease) Increase in Cash and Cash Equivalents	(18.8)	—	1.1	—	(17.7)
Cash and cash equivalents at beginning of period	102.1	—	62.8	—	164.9
Cash and Cash Equivalents at End of Period	$83.3	$—	$63.9	$—	$147.2

Note Q - Acquisitions

On June 4, 2015, the Company completed the acquisition of the assets of New Fluid Solutions ("NFS"), and certain related entities. The acquisition of NFS has been accounted for using the acquisition method in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The total paid purchase price for NFS was $5.0 million, which the Company expects to recognize approximately $2.5 million of identifiable intangible assets, related primarily to trademarks, patents, and other technology, based on their estimated fair values, $1.9 million of property, plant and equipment, and $0.6 million of residual goodwill. The purchase price allocation is provisional, pending completion of the valuation of acquired assets, property, plant and equipment and inventories. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely intangible assets and goodwill. The final valuation may change the allocation of the purchase price, which could affect the fair values assigned to the assets.

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 40% of its sales in the first nine months of 2015. Customers with sales price index contracts are primarily in the performance materials product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e. styrene and butadiene). The contract mechanisms, however, generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

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

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2012 through 2014 and estimated purchases for 2015 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2015 (estimated)	155	$0.41 - $0.68
2014	177	$0.69 - $0.84
2013	172	$0.71 - $0.93
2012	177	$0.57 - $0.78
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2012 through 2014 and estimated purchases for 2015 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2015 (estimated)	129	$0.29 - $0.65
2014	142	$0.55 - $0.82
2013	139	$0.44 - $1.01
2012	158	$0.84 - $1.98
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

Results of Operations for the Three Months Ended August 31, 2015 Compared to the Three Months Ended August 31, 2014

The Company's net sales in the third quarter of 2015 were $210.9 million compared to $252.1 million in the third quarter of 2014. The Performance Chemicals business segment revenue decreased by $36.9 million, or 19.4%, and the Engineered Surfaces business segment revenue decreased $4.3 million, or 7.0%. Contributing to the net sales decrease of $41.2 million, or 16.3%, in 2015 was a reduction in customer pricing of $15.3 million, or 6.1%, sales volumes that were lower by $18.8 million, and unfavorable currency translation effects of $7.1 million, primarily from the decline in the Euro. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in certain markets of Performance Materials. The lower volume was driven primarily by market weakness in paper and oil & gas, which were only partially offset by improved volumes in nonwovens, laminates, specialty coatings and tire cord.

Gross profit in the third quarter of 2015 was $51.5 million with a gross profit margin of 24.4% compared to gross profit of $49.2 million and a gross profit margin of 19.5% in the third quarter of 2014. The increase in gross profit margin was primarily due to expanding margins and favorable year-over-year net inventory valuation adjustment of $3.2 million partially offset by unfavorable volume and foreign exchange.

Selling, general and administrative expense in the third quarter of 2015 was $29.9 million, flat with the third quarter of 2014, reflecting successful expense management efforts while the Company increases investments in sales and marketing resources for its higher margin specialty lines of business.

Interest expense was $6.8 million, or 3.2% of net sales, in the third quarter of 2015, a decrease of $1.0 million compared to the same period prior year. The decrease in the current year is due to lower debt levels resulting from the $50 million partial prepayment of the Company's outstanding Senior Notes in November 2014 and normal scheduled repayments.

Other Expense was $1.2 million in the third quarter of 2015 compared to $0.4 million in the third quarter of 2014. Included in other expense for the third quarter of 2015 are the costs incurred for operational and key process improvement initiatives, which were approximately $1.6 million during the third quarter of 2015.

The Company recorded an income tax benefit of $0.5 million in the third quarter of 2015, compared to an income tax expense of $0.3 million in the third quarter of 2014. The effective tax rate for the third quarter 2015 was 500.0% benefit, compared to 14.3% expense in the third quarter of 2014. The increase in the effective tax rate benefit for the third quarter of 2015 as compared to 2014, results from a changing mix of jurisdictional income, whereby the income in the U.S. is reduced compared to worldwide income in 2015 leading to an overall effective tax rate benefit position. The reduction primarily relates to expected restructuring and other costs to be incurred in the U.S. during 2015 related to the manufacturing footprint and SG&A initiatives.

Net income for the third quarter of 2015 was $0.4 million, or $0.01 per diluted share, compared to net income of $1.8 million, or $0.04 per diluted share, during the same quarter in the prior year.

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

During the second quarter of 2015, the Performance Chemical segment realigned certain product groupings to better optimize and integrate cross-functional business team structures in order to support business growth. This resulted in an increase in sales of $47.3 million and $132.9 million to the Performance Materials product line for the three months and nine months ended August 31, 2014, respectively, with a corresponding decrease to the Specialty Chemicals product line. All prior period amounts have been restated to conform with current presentation.

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	August 31,
(Dollars in millions)	2015	2014
Net Sales
Performance Chemicals
Performance Materials	$83.0	$110.4
Specialty Chemicals	70.6	80.1
Total Performance Chemicals	$153.6	$190.5
Engineered Surfaces
Coated Fabrics	$21.7	$25.0
Laminates and Performance Films	35.6	36.6
Total Engineered Surfaces	57.3	61.6
Inter-segment sales	—	—
Consolidated Net Sales	$210.9	$252.1

Segment Gross Profit:
Performance Chemicals	$35.8	$34.7
Engineered Surfaces	15.7	14.5
Consolidated Gross Profit	$51.5	$49.2

Segment Operating Profit:
Performance Chemicals	$7.5	$11.2
Engineered Surfaces	5.2	3.9
Interest expense	(6.8)	(7.8)
Corporate expense	(6.0)	(5.2)
Consolidated Income from Continuing Operations Before Income Taxes	$(0.1)	$2.1
Performance Chemicals
Performance Chemicals' net sales decreased $36.9 million or 19.4%, to $153.6 million during the third quarter of 2015, compared to $190.5 million during the third quarter of 2014. The decrease was primarily due to a reduced customer pricing of $15.4 million, or 8.1%, which was driven by contract-based index prices in certain markets and other price declines, unfavorable currency translation effects of $6.6 million, or 3.5%, and volumes that were lower by $14.9 million, or 7.8%. Lower volumes, driven primarily by market weakness in paper and oil & gas, were only partially offset by improved volumes in the specialty business of nonwovens and specialty coatings and in tire cord adhesives. Net sales for the Performance Materials product line decreased $27.4 million to $83.0 million during the third quarter of 2015 compared to $110.4 million during the third quarter of 2014. Net sales for the Specialty Chemicals product line decreased $9.5 million to $70.6 million during the third quarter of 2015, compared to $80.1 million during the third quarter of 2014.

Performance Chemicals' gross profit was $35.8 million with a gross profit margin of 23.3% during the third quarter of 2015 compared to $34.7 million with a gross profit margin of 18.2% in the third quarter of 2014. The increase in gross profit margin was primarily due to margin expansion as lower raw material costs and favorable inventory adjustments more than offset the lower customer pricing and volumes. Including the effect of a favorable net inventory revaluation adjustment of $3.4 million, raw material costs decreased $23.5 million in the third quarter of 2015 compared to the third quarter of 2014.

This segment generated an operating profit of $7.5 million in the third quarter of 2015 compared to $11.2 million in the third quarter of 2014. Declines in the Euro negatively impacted operating profit by approximately $0.7 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the third quarter of 2015 include $3.1 million of severance costs related to workforce reductions, $1.6 million of operational improvement costs and $2.9 million of accelerated depreciation expense. Those items for the third quarter of 2014 include $0.6 million of accelerated depreciation expense. As a result of its operation improvement initiatives, the Company expects to incur approximately $16.0 million to $20.0 million of charges through the end of 2016, of which, approximately $7.0 million to $9.0 million will be non-cash charges related to manufacturing assets that will no longer be used (primarily through accelerated depreciation). Severance charges ranging from $5.0 million to $6.0 million and production transition, facility conversion, and other associated costs ranging from $4.0 million to $5.0 million are expected to result in total cash expenditures of $9.0 million to $11.0 million.

Engineered Surfaces

Engineered Surfaces' net sales decreased $4.3 million, or 7.0%, to $57.3 million in the third quarter of 2015 from $61.6 million in the third quarter of 2014. Customer pricing and mix were flat, while foreign currency translation was unfavorable by $0.5 million and volume was down $3.8 million. Coated Fabrics net sales were $21.7 million in the third quarter of 2015 compared to $25.0 million in the third quarter of 2014 reflecting a slow down in the China automotive market. Net sales for the Laminates and Performance Films product lines decreased $1.0 million, to $35.6 million during the third quarter of 2015 compared to $36.6 million during the third quarter of 2014, due to actions focused on shedding lower margin business in films, partially offset by improved sales in store fixtures and RV [recreation vehicle interiors].

Engineered Surfaces' gross profit was $15.7 million with a gross profit margin of 27.4% during the third quarter of 2015 compared to $14.5 million and a gross profit margin of 23.5% in the third quarter of 2014. The increase in gross profit is due to favorable mix.

Segment operating profit was $5.2 million for the third quarter of 2015 compared to $3.9 million from the third quarter of 2014. The increase in segment operating profit in the third quarter of 2015 is primarily due to margin expansion and favorable mix. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the third quarter of 2015 includes asset impairment and facility closure costs of $0.9 million. There were no similar items for the third quarter of 2014.

Corporate

Corporate expenses were $6.0 million in the third quarter of 2015 compared to $5.2 million in the third quarter of 2014. The increase is primarily due to higher outside services and employee compensation and incentive related expenses.

Results of Operations for the Nine Months Ended August 31, 2015 Compared to the Nine Months Ended August 31, 2014
The Company's net sales in the first nine months of 2015 were $638.0 million, compared to $744.4 million in the first nine months of 2014. The Performance Chemicals business segment revenue decreased by $98.1 million, or 17.4%, and the Engineered Surfaces business segment revenue decreased $8.5 million, or 4.7%. Contributing to the net sales decrease in 2015 were reduced pricing of $53.8 million, lower volumes of $32.9 million, and unfavorable currency translation effects of $19.9 million. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in Performance Materials and competitive pressure in several markets.
Gross profit in the first nine months of 2015 was $146.1 million with a gross profit margin of 22.9%, compared to gross profit of $150.9 million and a gross profit margin of 20.3% in the first nine months of 2014. The decrease in gross profit was primarily due to lower selling prices, higher global logistics costs, which were partially offset by lower raw material costs and favorable product mix. Gross profit margin expanded as a result of favorable product mix and cost saving initiatives. Raw material costs declined $69.0 million in the first nine months of 2015 compared to the first nine months of 2014.
Selling, general, and administrative expense in the first nine months of 2015 was $91.7 million, or 14.4% of sales, compared to $92.0 million, or 12.4% of net sales, in the first nine months of 2014. The slight decrease in expense for the first nine months of 2015 is primarily due to successful cost saving initiatives.
Interest expense was $20.5 million in the first nine months of 2015, compared to $23.2 million for the same period a year ago. The decrease in the current year is due to lower debt levels resulting from the $50.0 million partial prepayment of the Company's outstanding Senior Notes in November 2014 and normally scheduled payments.
Income tax benefit, on a continuing basis, was $1.1 million in the first nine months of 2015, compared to income tax expense of $2.8 million in the first nine months of 2014. The effective tax rate for the first nine months of 2015 was 122.2% benefit compared to 28.6% expense in the first nine months of 2014. The effective tax rate benefit in 2015 is higher than the Company's U.S. federal statutory rate primarily due to the reversal of a favorable prior tax reserve during the first quarter of 2015, along with the pre-tax loss in the first nine months months of 2015. Cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $115.8 million of U.S. federal net operating loss carryforwards, $113.9 million of state and local net operating loss carryforwards, $0.2 million of foreign tax credit carryforwards, and $0.2 million of AMT credit carryforwards. The $113.9 million of state, and local net operating loss carryforwards have a realizable deferred tax asset value of $5.0 million. The majority of the federal, state and local net operating loss carryforwards will expire between 2021 and 2034.
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
The Company generated net income of $1.1 million, or $0.02 per diluted share, in the first nine months of 2015, compared to net income from continuing operations of $6.4 million, or $0.14 per diluted share, in the first nine months of 2014.

Segment Discussion
The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Nine Months Ended
	August 31,
(Dollars in millions)	2015	2014
Net Sales
Performance Chemicals
Performance Materials	$252.9	$319.1
Specialty Chemicals	214.1	246.0
Total Performance Chemicals	$467.0	$565.1
Engineered Surfaces
Coated Fabrics	$65.9	$74.3
Laminates and Performance Films	105.1	105.2
Total Engineered Surfaces	171.0	179.5
Inter-segment sales	—	(.2)
Consolidated Net Sales	$638.0	$744.4

Segment Gross Profit:
Performance Chemicals	$100.1	$108.1
Engineered Surfaces	46.0	42.8
Consolidated Gross Profit	$146.1	$150.9

Segment Operating Profit:
Performance Chemicals	$27.4	$37.1
Engineered Surfaces	14.2	12.2
Interest expense	(20.5)	(23.2)
Corporate expense	(18.7)	(16.3)
Shareholder activist costs	(1.9)	—
Operational improvement costs	(.4)	—
Asset impairment	(.6)	—
Acquisition and integration costs	(.4)	—
Consolidated Income from Continuing Operations Before Income Taxes	$(.9)	$9.8
Performance Chemicals
Performance Chemicals' net sales decreased $98.1 million to $467.0 million during the first nine months of 2015, compared to $565.1 million during the first nine months of 2014. The decrease was primarily due to reduced customer pricing of $54.3 million as a result of lower raw material costs and their impact on index pricing and competitive pricing pressure in certain North American Performance Materials markets, lower volumes of $25.2 million and unfavorable currency translation effects of $18.6 million. Net sales for the Performance Materials product line decreased $66.2 million to $252.9 million during the first nine months of 2015 compared to $319.1 million during the first nine months of 2014, driven primarily by reduced pricing, lower volumes, and currency translation effects. Lower volumes in paper, reinforcing, and antioxidants were only partially offset by improved volumes in nonwovens, tire cord and specialty rubber. Net sales for the Specialty Chemicals product line decreased $31.9 million to $214.1 million during the first nine months of 2015, compared to $246.0 million during the first nine months of 2014. Lower volumes, driven primarily by market weakness in paper and oil & gas, which were partially offset by improved volumes in nonwovens.

Performance Chemicals' gross profit was $100.1 million with a gross profit margin of 21.4% during the first nine months of 2015, compared to $108.1 million with a gross profit margin of 19.1% in the first nine months of 2014. The decrease in gross profit was primarily due to the lower selling prices, and higher logistics costs, which was partially offset by lower raw material costs and favorable product mix. Raw material costs declined by $64.3 million in the first nine months of 2015 compared to the first nine months of 2014.

This segment generated an operating profit of $27.4 million in the first nine months of 2015 compared to $37.1 million in the first nine months of 2014. The decrease in segment operating profit was primarily driven by lower pricing, which was partially offset by favorable raw material prices and cost reduction actions. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2015 include $4.1 million of operational improvement costs and $3.6 million of severance costs and $2.9 million of accelerated depreciation costs. Those items for the first nine months of 2014 include $1.8 million of accelerated depreciation costs and $0.4 million of severance costs.
Engineered Surfaces
Engineered Surfaces' net sales decreased $8.5 million, or 4.7%, to $171.0 million in the first nine months of 2015 from $179.5 million in the first nine months of 2014 primarily due to lower volumes of $7.7 million, and unfavorable translation effects of $1.3 million, which were partially offset by favorable pricing of $0.5 million. Coated Fabrics net sales were $65.9 million in the first nine months of 2015 compared to $74.3 million in the first nine months of 2014, resulting from a slow down in the China automotive market. Net sales for the Laminates and Performance Films product lines were $105.1 million during the first nine months of 2015 compared to $105.2 million during the first nine months of 2014, driven by increased sales in recreational vehicles, retail store fixtures, and flooring product lines.
Engineered Surfaces' gross profit was $46.0 million with a gross profit margin of 26.9% during the first nine months of 2015, compared to $42.8 million and a gross profit margin of 23.8% in the first nine months of 2014. The improvement in the gross profit is due to favorable product mix, positive pricing actions, and lower raw material costs.
Segment operating profit was $14.2 million for the first nine months of 2015, compared to $12.2 million for the first nine months of 2014. Segment operating profit improved in the first nine months of 2015 as a result of favorable pricing, lower raw material costs and favorable mix. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2015 include workforce reduction costs of $0.6 million, facility closure and other costs of $1.2 million, and $0.2 million relating to environmental costs. These items for 2014 include severance of $0.2 million, facility closure costs of $0.2 million, and a gain on the settlement of a note receivable $0.7 million.
Corporate
Corporate expenses were $18.7 million in the first nine months of 2015, compared to $16.3 million in the first nine months of 2014. The increase is primarily due to higher outside services and employee compensation and incentive related expenses.

Financial Resources

	Nine Months Ended August 31,
	2015	2014	Change
Cash provided by operating activities	$37.8	$3.3	$34.5
Cash (used) in investing activities	$(20.3)	$(17.3)	$(3.0)
Cash (used) in financing activities	$(16.2)	$(2.3)	$(13.9)
Increase (decrease) in cash and cash equivalents	$2.1	$(17.7)	$19.8

Cash provided by operating activities was $37.8 million for the nine months ended August 31, 2015, compared to cash provided of $3.3 million in the nine months ended August 31, 2014. Cash provided by operations increased in 2015 compared to 2014, primarily due to improved working capital in the first nine months of 2015 compared to the first half of 2014. Total working capital decreased from 55.6 days to 53.8 days year-over-year primarily driven by a decrease in Days Sales Outstanding as a result of the Company's focused effort on working capital improvement.

Cash used in investing activities was $20.3 million in the nine months ended August 31, 2015 and $17.3 million in the nine months ended August 31, 2014. Cash used in 2015 is due to capital expenditures of $15.3 million and the acquisition of the assets of New Fluid Solutions for $5.0 million. The Company expects to spend approximately $25.0 million of capital expenditures during 2015. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements, and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used in financing activities was $16.2 million in the nine months ended August 31, 2015 and $2.3 million in the nine months ended August 31, 2014. The increase in 2015 compared to 2014 is primarily due to debt payments of $4.0 million and $12.2 million used in the buyback of the Company's common shares under its authorized repurchase program. The Company has been authorized by its Board of Directors to repurchase up to $20.0 million of its common shares. Through August 31, 2015, the Company has repurchased a total of $13.5 million of its common shares of the $20.0 million authorized under the repurchase program. Total debt was $408.8 million as of August 31, 2015, which includes $200.0 million for Senior Notes, $190.5 million for the Term Loan, $1.0 million of foreign debt and $17.3 million for capital lease obligation, compared to $412.8 million as of November 30, 2014. The Company’s cash balance of $101.6 million at August 31, 2015 consists of $31.7 million in the U.S., $24.5 million in Europe and $45.4 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may not be able to be completed in a timely manner.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2015 reflects reserves for environmental remediation of $1.5 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At August 31, 2015, the Company employed approximately 2,320 employees at offices, plants and other facilities located principally throughout the United States, France, China, India, and Thailand. Approximately 9.7%, or 224, of the Company’s employees are covered by collective bargaining agreements in the United States. There are currently no collective bargaining agreements in the United States that will expire in the remainder of 2015. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note J to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $190.5 million as of August 31, 2015. Non-U. S. borrowings with banks were $1.0 million as of August 31, 2015. The weighted average effective interest rate of the Company’s outstanding debt was 6.05% as of August 31, 2015. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $16.1 million as of August 31, 2015, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2015 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
During the third fiscal quarter of 2015, the Company repurchased 0.6 million of its common shares on the open market under its share repurchase authorization at a total cost of $4.2 million.
The following table summarizes the Company’s repurchases of its common shares for the three months ended August 31, 2015.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 1 - 30	167,624	$7.93	167,624	$9,394,535
July 1 - 31	220,000	$7.04	220,000	$7,840,812
August 1 - 31	209,560	$6.40	209,560	$6,494,308
Total	597,184	$7.07	597,184

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2015, filed with the SEC on September 24, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2015; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2015; (iii) the Consolidated Statements of Financial Position at August 31, 2015 and November 30, 2014; (iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2015; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	September 24, 2015	By	/s/ Paul F. DeSantis
Paul F. DeSantis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	September 24, 2015	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2015, filed with the SEC on September 24, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2015; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2015; (iii) the Consolidated Statements of Financial Position at August 31, 2015 and November 30, 2014; (iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2015; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.