Form 10-K
period 2015-11-30
OMNOVA SOLUTIONS INC
filed 2016-01-25
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended November 30, 2015	Commission File Number 1-15147
 OMNOVA Solutions Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)

25435 Harvard Road, Beachwood, Ohio	44122-6201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (216) 682-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value 10¢ per share	The New York Stock Exchange

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act)  Yes  ☐  No  ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $336,364,600 based on the closing price per share of $7.51 on May 29, 2015, the last business day of the registrant’s most recently completed second quarter.

As of January 19, 2016, there were 44,807,593 outstanding shares of the Company’s Common Stock, 10¢ par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2016 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA SOLUTIONS INC.

Annual Report on Form 10-K
For the Year Ended November 30, 2015

PART I

Item 1.	Business

Introduction

OMNOVA Solutions Inc. (referred to in this report as OMNOVA Solutions, OMNOVA, the Company, we or our) became an independent publicly-traded company on October 1, 1999, when it was spun off by GenCorp Inc., its former parent company. OMNOVA Solutions is incorporated under the laws of the State of Ohio, and its headquarters is located at 25435 Harvard Road, Beachwood, Ohio 44122-6201.

OMNOVA Solutions is an innovator of performance-enhancing chemistries and surfaces for a number of commercial, industrial, and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. We have strategically located manufacturing, technical, and sales facilities in North America, Europe, China, Thailand, and India to service our broad customer base.

OMNOVA operates two business segments: Performance Chemicals and Engineered Surfaces. Of our 2015 net sales, 73% were derived from the Performance Chemicals segment and 27% were derived from the Engineered Surfaces segment. Financial information relating to the Company’s business segments is set forth in Note R to the Consolidated Financial Statements of this report.

Performance Chemicals

Background

Our Performance Chemicals segment began in 1952 as part of The General Tire & Rubber Company (later known as GenCorp). Initially, the business focused on the manufacture of styrene butadiene latex for the paper industry and styrene butadiene vinyl pyridine latex for tire cord adhesives in a single facility in Mogadore, Ohio. Since that time, the business has grown through internal development and acquisitions to include six U.S. and four international manufacturing sites with expanded capabilities, chemistries, and applications, as well as technology centers and sales offices in the U.S., Europe, and Asia.

Products

OMNOVA Solutions’ Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemical, and bio-based chemistries. We are a leading supplier in a wide range of niche applications. We operate well maintained, strategically located, cost competitive production facilities in U.S., Europe, China, and India. Our custom-formulated products include latices, hollow plastic pigments, resins, binders, adhesives, specialty rubbers, antioxidants, and elastomeric modifiers, which are used in oil & gas drilling and production, specialty coatings, paper and packaging, carpet, nonwovens, construction, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & thermoplastics, synthetic latex gloves, and various other specialty applications. Our products provide a variety of functional properties to enhance our customers’ products, including greater strength, adhesion, dimensional stability, water resistance, corrosion resistance, flow and leveling, improved processibility, enhanced appearance, improved durability and moisture wicking. Our Performance Chemicals segment is recognized for its core capabilities in emulsion polymerization and emulsion polymer technology and for its ability to rapidly develop, manufacture, and deliver highly customized products that provide innovative and value-added solutions to customers across a broad array of end markets and applications.

The following table shows major Performance Chemicals products, end-use applications, and brand names:

Product Line	% of Performance Chemicals Fiscal 2015 Net Sales	Primary Products	End-use Applications	Brand Names
Performance Materials	54%
SB and SBA latex
binders and
crosslinkers,
lubricants and
hollow plastic
pigments, styrene butadiene vinyl pyridine, VP latex, bio-based polymers, antioxidants, reinforcing resins, phenolic antioxidants, NBR
powders and
dispersions
			Paper, Packaging, Carpet, Tire Cord, Plastics, Synthetic Latex Gloves, and Rubber Products
SUNREZ, OMNAREZ, SUNKOTE, SEQUALFLOW, SUNKEM, GENCRYL, SUNSIZE, ECOKOTE, ACCUKOTE, LYTRON, HPP, REACTOPAQUE, GENFLO, GENCRYL PT, OMNAGLIDE, SEQUAREZ, GENTAC, PLIOCORD, OMNATUF, OMNABLOC, GENCAL, NOVAGREEN, LYTRON, WINGSTAY

Product Line	% of Performance Chemicals Fiscal 2015 Net Sales	Primary Products	End-use Applications	Brand Names
Specialty Chemicals	46%
SB, SBA, acrylic,
vinyl acrylic, styrene
acrylic and polyvinyl
acetate emulsion
polymers, hollow
plastic pigments,
solid & glyoxal
resins, elastomeric modifiers, silicone
emulsions,
polyethylene resins, and fluorosurfactants, opacifiers, and bio-based polymers
			Nonwovens, Textiles, Graphic Arts, Automotive Thermoplastics, Oil & Gas, Specialty Coatings, Buildings & Construction, Home & Personal Care
PERMALOFT, OMNABOND, SUNSIZE, GENFLO, GENCRYL, OMNAPEL, SEQUABOND, SUNCRYL, ACRYGEN, SUNBOND, SEDGERES, PRYM, SEDGEQUEST, SEDGELEV, SEDGESPERSE, SEDGESAV, SEQUAWET, SEQUACLEAN, WARCOSET, WARCO, SEQUASOFT, SEDGELCLEAN, SEDGEDYE, SEDGEFIX, SEDGEGARD, SEDGEKIL, SEDGELUB, SEDGEMUL, SEQUALINK, SEDGESCOUR, SEDGESOFT, SUNKOTE, MYKON, PERMAFRESH, SEQUAPEL, X-CAPE, MYKOSOFT, MYKOSIL, NORANE, IMPREGNOLE, MYKOWICK, ACRYGEN, NOVACRYL, GENFLO, SECOAT, SECRYL, SEQUABOND, CDP, UNIQ-PRINT, GENGLAZE, STYLECOAT, OMNAGLO, MORGLO, RWL, ML, MORFLO, MORSHINE, CONREZ, NM, NH, CONLEX, VERUS, VISCODRILL, GENCEAL, HYDROPLIOLITE, PLIOLITE, PLIOTONE, PLIOWAY, PLIOTEC, GENCEAL, POLYFOX, SUNIGUM, CHEMIGUM, LYTRON

Performance Materials.    OMNOVA Solutions is a leading supplier of custom-formulated SB and SBA latex and hollow plastic pigments for paper and paperboard coatings. In addition, we produce a broad variety of specialty chemical additives and binder chemistries for coating applications in the paper, packaging, and paperboard industries. Our commitment to product innovation has enhanced our market position by creating products for the paper industry that improve the printability, strength, gloss, opacity, and moisture resistance of coated papers and paperboard. Applications for our products include paper and paperboard coatings used in magazines, catalogs, direct mail advertising, brochures, specialty papers, food cartons, and household and other consumer and industrial packaging.

OMNOVA is also a leading supplier of custom-formulated SB latex used as carpet backing binders. Our products for the carpet industry secure carpet fibers to the carpet backing and adhere the primary backing to the secondary backing, while meeting the stringent manufacturing, environmental, odor, flammability, and flexible installation requirements of our customers. Our strong historical position in residential carpeting has been enhanced by new products to serve that market, as well as innovations in commercial carpet backing binders that provide moisture barrier and other properties, enabling the replacement of higher cost polyurethane binders.

OMNOVA is also a leading global supplier of vinyl pyridine latex which is used in fabric bonding to rubber in tire and belting applications. In addition, the Company is the leading global supplier of antioxidants used in polymer stabilization and synthetic latex gloves.

Sales of our Performance Materials products represented 39.4% of our consolidated net sales for 2015, 42.9% for 2014, and 44.6% for 2013.

Specialty Chemicals.    OMNOVA Solutions is a leading global supplier of polymers, waterborne and solvent borne dispersions, elastomers, and other specialty chemicals for a variety of product categories. Applications for our specialty polymers and chemicals include specialty coatings; nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads); construction; oil and gas drilling and recovery; adhesives; tape; floor care; textiles; graphic arts; home & personal care; and various other specialty applications. Our focus is on developing unique products for custom applications that address specific customer needs, including enhanced functionality, improved durability, high temperature, chemical and UV resistance, corrosion resistance, improved environmental performance, and improved processibility. Sales of our Specialty Chemicals products represented 33.1% of our consolidated net sales for 2015, 32.7% for 2014, and 31.3% for 2013.

During 2015, the Company realigned product lines within its Performance Chemicals segment in an effort to integrate business team structures. The tire cord, antioxidant and reinforcing resins lines were moved from Specialty Chemicals to Performance Materials. All prior period amounts have been reclassified to conform to current year presentation.

Markets and Customers

The Performance Materials product line is highly competitive based on quality, customer service, product performance, price, field technical support, and product innovations. The Specialty Chemicals product line includes many product categories that are performance driven where product innovation, technical service, and application support are key competitive differentiators.

 Marketing and Distribution

Our Performance Chemicals segment primarily sells its products directly to manufacturers through dedicated internal marketing, sales, and technical service teams focused on providing highly responsive customized solutions.

Competition

Performance Chemicals primarily competes with other global chemical companies, including Trinseo, BASF, Lanxess, Lubrizol, Wacker, Celanese, Dow, Arkema, Synthomer, Kumho, LG Chem, and Addivant, and with smaller regional companies such as Interpolymer, Rashig, Croslene, Yatai, and Jubilant. Depending on the products involved and markets served, the basis of competition varies and may include price, quality, customer and technical service, product performance, innovation, and industry reputation. Overall, our Performance Chemicals segment regards its products to be competitive in its major categories, and we believe that we are a leader in several categories, including SB and SBA latex paper coatings and carpet backing binders in North America and a global leader in nonwoven SB binders, SB vinyl pyridine tire cord adhesives, floor care polymers, and polymers used in the manufacturing of masking and other tapes. In addition, we also retain strong, industry recognized brands in antioxidants, specialty coatings, and elastomeric modifiers.

Engineered Surfaces

Background

Our Engineered Surfaces segment began in 1945 when The General Tire & Rubber Company (later known as GenCorp) purchased a coated fabrics manufacturing facility located in Jeannette, Pennsylvania from the Pennsylvania Rubber Company. Since that time, the business has grown through internal development and acquisitions to include three U.S. and two international manufacturing sites; a distribution center in the U.S.; technology centers and sales offices in the U.S. and Asia; and a wide range of engineered surfacing products.

Products

Our Engineered Surfaces segment develops, designs, produces, and markets a broad line of functional and decorative surfacing products, including coated fabrics; vinyl, paper, and specialty laminates; and performance films. These products are used in numerous applications, including commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; retail displays; food service tables and fixtures, office furniture, healthcare furniture and equipment and other furnishings; transportation markets, including bus, mass transit, marine, automotive and motorcycle OEM seating; recreational vehicles; manufactured housing and products; and a variety of performance film applications. Our core competencies in innovative product development, design, compounding, calendering, casting, printing, coating, and embossing enable us to develop unique, aesthetically pleasing surfacing products that have strong functional properties, such as cleanability and durability, including scratch, stain, chip, and crack resistance that address specific customer needs. We have strong custom color and design capabilities; an extensive design library covering a broad range of patterns, textures and colors, product formulation, and coating and processing capabilities. Together these capabilities provide our products with the functionality and aesthetics that add value for our customers. In addition, our broad range of products, global presence, and end-use applications give us economies of scale in sourcing, manufacturing, design, sales and marketing, and product and process development.

The following table shows the products that our Engineered Surfaces segment develops, designs, produces, and markets.

Product Line	% of Engineered Surfaces Fiscal 2015 Net Sales	Primary Products	End-use Applications	Brand Names
Coated Fabrics	38%	Vinyl and urethane coated fabrics	Seating surfacing for transportation, marine, offices, hotels, hospitals and health care facilities, stores, schools, restaurants, public buildings, and residences; and industrial applications	BOLTAFLEX, BOLTASOFT, QUANTUM, NAUTOLEX, PREFIXX, PREVAILL, PINNACLE
Laminates and Performance Films	62%	Vinyl, paper, and specialty laminates; performance films
Decorative and protective surfacing for retail display and food service fixtures, kitchen and bath cabinets, manufactured housing, recreational vehicle interiors, flooring, commercial and residential furniture, home furnishings and consumer appliances, wall panel systems, decorative wall surfacing; industrial films for banners, tents, ceiling tiles, decking, health care furniture, and bath and spa surrounds
				RADIANCE, SURF(X), DESIGN4, EFX, DURAMAX, HARMONY, VIEWNIQUE

Coated Fabrics.    OMNOVA Solutions is a leading North American and Asian supplier of vinyl and urethane coated fabrics for transportation, marine, commercial, residential, and health care applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost effective alternative to other surfacing materials, such as leather and textile fabrics. Applications for our coated fabrics include transportation seating (automotive OEM, bus and other mass transit, marine, and motorcycle), automotive aftermarket applications, contract and health care furniture, residential applications, and stadium, arena seating and healthcare equipment. A key differentiator for our coated fabrics products is our PreFixx® protective coating, long recognized for delivering the industry's best-in-class performance. Sales of our coated fabrics products represented 10.5% of our consolidated net sales for 2015, 10.0% for 2014, and 10.7% for 2013.

Laminates and Performance Films.    OMNOVA Solutions is a leading supplier of vinyl, paper, and specialty laminates, and performance films. Our laminates are used as alternatives to wood, paint, stone, stainless steel, high pressure laminates, and thermally fused laminates in markets where durability, design, and cost are key requirements. We offer our customers a broad range of designs and textures, as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our laminates include kitchen and bath cabinets, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, consumer appliances, bath and spa surrounds, food service tables, chairs, wall and surfacing protection and architectural accents. Performance films applications include luxury vinyl tile (LVT), awnings, tents, flooring, promotional graphics, medical products, movie screens, decking, ceiling tile, and shower pan liners.

A key strength of our laminates business is our coating technology, including ultraviolet, melamine, urethane, thermally cured, and others, which provides greater durability for high-wear applications. In addition, our laminates business has differentiated itself in the market as a single-source supplier through its harmony programTM of integrated vinyl and paper laminate designs for the furniture and cabinet industries by building a unique library of matched vinyl and paper laminate designs, with a variety of patterns and textures, and developing rapid make-to-order production capabilities. We also offer SURF(X)® 3D Laminates for multi-dimensional applications for the office and health care furniture and retail display fixture and food service markets. These laminates offer a cost effective alternative to high pressure laminates, thermally fused melamine and real wood veneers. They provide furniture makers with design flexibility in rounded surfaces, eliminating the need for unsightly and expensive edge-banding, and provide enhanced cleanability/disinfection and durability with increased chip and crack resistance. Sales of our Laminates and Performance Films products represented 17.0% of our consolidated net sales for 2015, 14.5% for 2014, and 13.4% for 2013.

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

Marketing and Distribution

Our Engineered Surfaces segment distributes its products primarily through a direct sales force and agents to manufacturers of retail store fixtures, cabinets, furniture, seating, and health care components, and other products. Many of our Engineered Surfaces segment’s products have strong, well-recognized brand names that are promoted through trade shows, industry periodicals, our website (www.omnova.com), and other media.

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

International Operations

Net sales from our foreign operations were $298.2 million in 2015, $350.5 million in 2014, and $365.5 million in 2013. These net sales represented 35.6% of our total net sales in 2015, 35.5% in 2014, and 35.9% in 2013. Long-lived assets primarily consist of net property, plant, and equipment. Long-lived assets of our foreign operations totaled $85.6 million at November 30, 2015, $110.1 million at November 30, 2014, and $116.4 million at November 30, 2013. Our consolidated long-lived assets totaled $215.6 million at November 30, 2015, $238.4 million at November 30, 2014, and $224.3 million at November 30, 2013.

Intellectual Property

We regard patents, trademarks, copyrights, and other intellectual property as important to our success, and we rely on them in the United States and foreign countries to protect our investments in products and technology. Our patents expire at various times, but we believe that the loss or expiration of any individual patent would not materially affect our business. We, like any other company, may be subject to claims of alleged infringement of the patents, trademarks, and other intellectual property rights of third parties from time to time in the ordinary course of business.

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

Employees

As of November 30, 2015, the Company employed approximately 2,235 employees at offices, plants, and other facilities located principally throughout the United States, France, China, India, and Thailand. Approximately 9.9%, or 222, of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

Raw Materials

Our Performance Chemicals segment utilizes a variety of raw materials, primarily monomers, in the manufacture of our products. Most of these raw materials have been, and we expect will continue to be, generally available from multiple suppliers. Monomer costs are a major component of the emulsion polymers produced by this segment. Key monomers include butadiene, styrene, acrylates, acrylonitrile, vinyl acetate and vinyl pyridine (2VP). These monomers represented approximately 61% of Performance Chemicals’ total raw materials purchased on a dollar basis in 2015 for this segment.

Our Engineered Surfaces segment utilizes a variety of raw materials that are generally available from multiple suppliers. Key raw materials include polyvinyl chloride (PVC) resins, textiles, plasticizers, paper, and titanium dioxide. PVC resins, plasticizers, and textiles represented approximately 56% of Engineered Surfaces’ total raw materials purchased on a dollar basis in 2015 for this segment.

The cost of these raw materials has a significant impact on our profitability. We generally attempt to respond to raw material cost increases through productivity programs and price increases to our customers. The success of attempted price increases depends on a variety of factors including the specific market application and competitive environment. Under certain circumstances, we are not able to pass along some or all of the increase. In addition, if accepted by customers, price increases generally lag the increase in raw material costs. Index pricing applies to approximately 40% of Performance Chemicals' sales (see discussion on pages 16 - 17).

Research and Development

The OMNOVA Solutions technology centers in Akron, Ohio; Chester, South Carolina; Villejust, France; Valia, India; Minhang, China; and Rayong, Thailand and the design centers in Monroe, North Carolina, New York, New York and Minhang, China support research and development efforts across our businesses and complement the resources focused on innovation in each of our segments. Our efforts are focused on developing new applications with our base technologies, enhancing the functionality of our products in existing applications, as well as developing new product and technology platforms.

Our research and development expenses were $8.3 million in 2015, $9.7 million in 2014, and $10.0 million in 2013. Research and development expenses include the costs of technical activities that are useful in developing new products, services, processes or techniques, as well as those expenses for technical activities that may significantly improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements of this report.

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

All descriptions of our current business, operations and assets, as well as all forward-looking statements, involve risks and uncertainties. Many risks and uncertainties are inherent in business generally. Other risks and uncertainties are more specific to the Company’s businesses and strategy, or to any new businesses which the Company may enter into or acquire. There also may be risks and uncertainties not currently known to us. The occurrence of any of such risks and uncertainties and the impact of such occurrences is often not predictable or within the Company’s control. Such impacts could adversely affect the Company’s business, operations or assets as well as the Company's actual results and the value of your investment in the Company. In some cases, such effect could be material. Certain risks and uncertainties facing the Company are described below or elsewhere in this Annual Report.

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

Market and Economic Risks

Our business is sensitive to general economic, business, and industry conditions.

We are exposed to general economic, business and industry conditions, both in the United States and internationally. Adverse global economic and financial conditions are difficult to predict and mitigate against, and therefore the potential impact is difficult to estimate. The end markets that we serve can be sensitive to changes in general economic conditions and can be volatile, with significant, rapid, and unpredictable reductions in demand. Adverse general economic conditions may cause, among other things, significant reductions in available capital and liquidity from banks and other credit providers, substantial volatility in equity and currency values worldwide, and/or a prolonged recessionary or slow growth period, each of which may adversely affect our customers’ access to capital or ability or desire to acquire or pay for our products. In addition, downturns in our customers’ particular industries, even when overall economic conditions are favorable, could adversely affect our sales, profitability, operating results, and cash flows.

Our suppliers may be similarly affected by general economic conditions which may affect their access to capital and liquidity, and which may in turn cause them to raise prices or reduce or eliminate production.

We are subject to the risks of doing business in foreign countries and markets.

We conduct a significant portion of our business in countries outside of the United States. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements, and economic conditions of many jurisdictions. Risks associated with international operations, include, but are not limited to:

•	fluctuations in currency exchange rates;

•	region to region fluctuations in key raw material costs;

•	transportation delays and interruptions;

•	political and economic instability and disruptions;

•	failure to have or obtain, delays in obtaining, or the revocation of governmental licenses and permits;

•	the imposition of duties and tariffs;

•	import and export controls;

•	government control of capital transactions, including the borrowing of funds for operations or the expatriation of cash;

•	difficulties in staffing and managing operations;

•	limitations on our ability to enforce legal rights and remedies;

•	more stringent environmental, health and safety laws and regulations;

•	potentially adverse tax consequences; and

•	government expropriation of a business or assets.

Raw material prices and availability have a significant impact on results.

The cost of raw materials has a significant impact on results. The principal raw materials that we use in our business are derived from petrochemicals and chemical feedstocks. The prices of many of these raw materials are cyclical and volatile and are affected by supply and demand factors beyond our control. While we generally attempt to pass along higher raw material costs to our customers in the form of price increases, there historically has been a time between an increase in raw material costs and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to competitive pricing pressure and other factors.

We generally have multiple global sources of supply for our raw materials. However, in some cases there are a limited number of suppliers that are capable of delivering raw materials that meet our standards and these suppliers generally have greater pricing and supply leverage. Various factors, including feedstock shortages, production disruptions, natural disasters, the financial stability of our suppliers, supplier commitments to others, and internal raw material use by suppliers have reduced and eliminated, and in the future may reduce or eliminate, the availability of certain raw materials. Additionally, disruptions in transportation could delay receipt of raw materials. As a result, higher prices and shortages could occur in the future.

Furthermore, increases in raw material prices or supply uncertainty may result in customers switching to substitutes for our products.

Our industry is highly competitive.

Many of the markets in which we operate are highly competitive. The bases of competition may include, product performance and quality, price, product availability, and security of supply and customer service. Some of our competitors are larger and have more financial resources than us. We may also experience increased competition from companies that offer alternative products based on technologies and processes that have superior performance or better pricing, which could cause a decline in the market acceptance of our products. The increasing pressure from our competitors to keep pace and develop new technologies and products requires us to incur substantial expense.

Mergers and acquisitions in various industries continue to create individual customers with greater purchasing power and competitors with greater financial and other resources. Customers in established markets like the United States and Europe face their own competitive pressures, particularly from businesses in regions with lower overhead costs. These competitive pressures may require us to reduce prices and attempt to offset such price reductions with improved operating efficiencies and reduced expenditures, which options may be limited or unavailable. Additionally, larger competitors may be better positioned to weather prolonged periods of reduced prices, which may incentivize them to reduce prices even when not dictated by market and competitive conditions.

The occurrence or threat of extraordinary events, including natural disasters, political disruptions, terrorist attacks, and acts of war, could significantly disrupt production and decrease market demand for our products.

Extraordinary events, including natural disasters, political disruptions, terrorist attacks, public health issues, and acts of war could adversely affect the economy generally, and disrupt our business and operations resulting in a loss of sales and customers. In addition, in many cases we do not have redundant manufacturing or transportation capability and thus, any disruption of production or transportation may result in loss of sales and customers.

Legal, Regulatory, and Compliance Risks

We are subject to extensive and increasing governmental regulation.

Our business operations are subject to numerous foreign, federal, state and local regulations, which govern and restrict numerous aspects of our business and involve significant compliance cost. We expect regulations, and the costs associated with compliance, to continue to increase.

Among these regulations are increasingly stringent environmental and health and safety regulations. The cost of compliance with these regulations is significant and increasing, and violating these regulations can result in substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, and interruptions in our operations.

Certain environmental requirements provide for strict, and under certain circumstances joint and several, liability for investigation and remediation of releases of regulated materials into the environment at or from properties owned or operated by us or our predecessors or at or from properties where substances were sent for off-site treatment or disposal. These regulations may also restrict or prohibit our ability to use certain raw materials key to our products or prohibit the sale of our products altogether.

We may be unable to effectively protect our intellectual property or may be subject to intellectual property claims.

For certain products we rely on trademark, trade secret, patent, and copyright laws to protect our intellectual property. We cannot be sure that these intellectual property rights will be successfully asserted in the future or that they will not be invalidated or circumvented. In addition, laws of some foreign countries in which our products are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. The failure or inability of us to protect our proprietary information could make us less competitive.

From time to time, we may be subject to claims or allegations that we infringe or have misappropriated the intellectual property of third parties. Defending against such claims is costly and intellectual property litigation often involves complex questions of fact and law, with unpredictable results. We may be forced to acquire rights to such third-party intellectual property on unfavorable terms (if rights are made available at all), pay damages, modify accused products to be non-infringing, or stop selling the applicable product altogether. Any of the foregoing could have a negative effect on our competitiveness.

We are subject to claims and litigation.

From time to time, we are subject to various claims, proceedings, and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property, and other matters arising out of our business operations or the business operations of our predecessors. Whether founded or unfounded, if these claims, proceedings, and lawsuits are not resolved in our favor, they may result in significant financial liability, place significant restrictions on or require significant changes in our business operations, and harm the reputation of the Company and our products. The costs of investigating and defending against claims can be substantial. We may not have applicable insurance coverage or our insurance providers may determine that our insurance coverage does not apply a particular claim, and any such insurance coverage that we do have may be inadequate to cover the full cost of a particular claim.

Resolutions of claims, proceedings, and lawsuits can be unpredictable and can often take years. As a result, any estimates of liability that we may have made could be over or understated.

Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition and results of operations.

The FASB, regulatory agencies, and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of the Company’s financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB and the SEC) may change prior interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially affect how the Company records and reports its financial condition and results of operations. In unusual circumstances, the Company could be required to retroactively apply a new or revised standard, resulting in changes to previously reported financial results.

We may be subject to the actions of activist shareholders.

We have been the subject of increased activity by activist shareholders, and shareholder activism generally is increasing. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and joint venture partners, and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our Board with a specific agenda, even though less than a majority, it may adversely affect our ability to effectively and timely implement our current initiatives, retain, and attract experienced executives and employees, and execute on our long-term strategy.

Business and Strategic Risks

We may be unable to achieve, or may be delayed in achieving, the objectives and benefits of our cost reduction initiatives.

We have and are undertaking operational excellence improvements using LEAN SixSigma, manufacturing footprint optimization, global supply chain management, Enterprise Resource Planning (ERP) and other initiatives in an effort to improve efficiencies and lower our cost structure. There may be unanticipated difficulties in implementing one or more of these initiatives, and we may not ultimately realize the full benefits of, or be able to sustain the benefits anticipated by, these initiatives. Additionally, even if we achieve these goals, the cost of implementing these initiatives could ultimately exceed their benefits. In addition, certain of these initiatives are designed to streamline and consolidate our manufacturing capacity, increasing the risk of business interruption if a consolidated manufacturing site experiences operational or other difficulties.

Our sales and profitability depend on our ability to develop and commercialize new products at competitive prices.

The highly competitive nature of many of our markets requires that we develop, introduce, sell, and support cost effective new products and technologies on a timely basis and we make significant investments in research and development to do so. We may be unsuccessful in developing or introducing new products, modifying our existing products, achieving market acceptance of new products, or offering new products at competitive prices.

A significant portion of Performance Chemicals sales is concentrated among several large customers.

Our Performance Chemicals segment has several large customers who account for a significant portion of Performance Chemicals’ total sales. The loss of, or a significant reduction in purchases by, any one of these large customers could adversely affect our results.

We are exposed to credit risk from our customers.

We extend credit on most of our sales, which exposes us to the risk of customer nonpayment. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers, including financial statements, credit reports, and other information. We may also rely on representations of these customers or third-parties as to the accuracy and completeness of credit risk related information. The inaccuracy of that information or those representations would affect our ability to accurately evaluate the default risk of a customer. Even with accurate information, negative changes in economic, business, or industry conditions may increase the credit risk of customers who are initially determined to have acceptable credit risk.

We may participate in joint ventures, the success of which depend, in part, on the performance of our joint venture partners.

From time to time, we participate in joint ventures. In a joint venture, we share business oversight and control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan, requiring us to increase our level of commitment to the joint venture. Differences in views among joint venture participants could result in delayed decisions, failures to agree on major issues, or deviations from established business plans.

We may not be able to identify or complete transactions with attractive acquisition candidates.

As part of our business strategy, we have pursued, and may continue to pursue, targeted acquisition opportunities. Implementing this business strategy requires management to identify and evaluate acquisition candidates (including potential synergies, business opportunities, and growth prospects), and to successfully negotiate the acquisition with the target company and its stakeholders. There are a limited number of attractive candidates. Even if we identify attractive acquisition candidates we may not be able to pay the required acquisition price. If we complete an acquisition, we may not achieve the anticipated benefits, such as reduced cost or increased revenue.

We may not be able to successfully integrate acquisitions into our operations.

The integration of acquisitions into our operations involves a number of risks, including:

•	difficulty integrating operations and personnel at different locations;

•	diversion of management attention;

•	potential disruption of ongoing business because of the unknown reactions to the combination of OMNOVA and the acquisition by customers, suppliers, and other key constituencies;

•	difficulties in assimilating the technologies and products of the acquisition;

•	inability to retain key personnel;

•	inability to successfully incorporate acquired business components with our existing operational and accounting infrastructure;

•	difficulty in expanding product manufacturing to new sites; and

•	inability to maintain uniform standards, controls, procedures and policies.

If we are unable to effectively integrate operations and personnel in a timely and efficient manner after an acquisition is completed, we may not realize the projected benefits expected from the acquisition.

We could have unanticipated capital expenditures.

Unanticipated maintenance issues, changes in government regulations, or significant technology shifts could result in higher than anticipated capital expenditures.

Our business is subject to the risks associated with the use, production, storage, and transportation of chemicals.

Our manufacturing operations are subject to the potential hazards and risks associated with chemical production and the related storage and transportation of inventories and wastes, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, releases of hazardous substances and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish or eliminate our ability to produce product.

Our information systems may experience an interruption or breach in security.

We rely heavily on electronic communications, information systems (both internal and provided by third parties) and the internet to operate our factories, sell our products, fulfill orders, manage inventory, and bill, collect, and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, computer viruses, computer denial-of-service attacks, unauthorized intrusion, and other events, any of which could interrupt our business operations. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism.

Cybersecurity attacks can originate from a wide variety of sources, including persons who linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers.

Our security systems may not be able to protect our systems from attacks or other disruptions due to the rapid evolution and sophistication of cyberattack methods. Any significant disruption or slowdown of our current or future information systems as a result of a system security failure could disrupt the flow of operational information, cause orders to be lost or delayed, damage our reputation with our customers, or cause our customers to cancel orders. Additionally, the theft of sensitive data and our inability to protect trade secrets and personal identifiable information of our employees, customers, or suppliers could have an adverse effect on our business, customers, suppliers, and employees. These risks may increase in the future as we increase our usage of mobile platforms and expand our internal usage of third-party, web-based products and applications.

Employee healthcare costs continue to increase.

We maintain a self-insured healthcare plan under which we generally share the cost of health care with certain of our employees and retirees. Employee healthcare is a significant operating cost for us, and these costs have been escalating well in excess of other inflationary trends over the past decade. If healthcare costs continue to increase, we may not be willing or able to pass those costs on to employees.

We may be unable to retain or attract key employees.

Many parts of our business are highly technical and specialized. Global competition for skilled employees meeting our specialized needs is intense and our business success is dependent on our ability to retain our key employees and to attract highly-qualified new employees. The unanticipated departure of any key member of management or any key employee, or our inability to attract necessary talent, could adversely affect our ability to implement strategic initiatives and effectively operate our business.

We are subject to collective bargaining agreements with certain employees.

Approximately 10% of our employees located in the United States are covered by collective bargaining agreements. In addition, certain employees of our foreign operations are also covered by collective bargaining agreements. We may not be able to renew our collective bargaining agreements on terms similar to current terms, or renegotiate collective bargaining agreements on terms acceptable to us. The prolonged failure to renew or renegotiate a collective bargaining agreement could result in work stoppages. Additionally, in foreign jurisdictions where we operate, national unions and foreign governments may be unable to reach agreements, which could result in work stoppages that are out of the Company’s control. In addition, if a collective bargaining agreement is negotiated at higher-than-anticipated cost, absorbing those costs or passing them through to customers may make us less competitive.

Our U.S. pension plan is underfunded, requiring the Company to make significant cash contributions to the plan.

The Company’s U.S. pension plan is underfunded, and we are required to make significant cash contributions to it to comply with minimum funding requirements imposed by benefit and tax laws. Contribution amounts are based on plan performance, interest rates, and pension funding legislation, among other factors. We currently anticipate that we will be required under the Pension Protection Act of 2006 to make a contribution to our U.S. pension plan in 2016 of $6.4 million. We cannot predict whether changing conditions including interest rates, pension assets performance, discount rates, government regulation, or other factors will require us to make future contributions in excess of current expectations, or whether we will have the funds necessary to make minimum pension contributions at the times that they may be required.

We maintain cash balances in foreign financial institutions.

We maintain cash balances in foreign financial institutions. While we monitor the financial institutions that we maintain accounts with, we may not be able to recover our funds in the event that the financial institution would fail. In addition, we may be limited by foreign governments in the amount and timing of funds to be repatriated from foreign financial institutions.

We carry a significant amount of goodwill on our balance sheet.

As of November 30, 2015, we had goodwill of $80.8 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges. We have recorded goodwill impairment charges in the past, and such charges materially affected our historical results of operations. For additional information, see Note A, Goodwill and Intangible Assets, to the accompanying consolidated financial statements.

The market price for our common shares is particularly volatile.

The market for our common shares is characterized by significant price volatility, and we expect that our share price will continue to be volatile. The trading of relatively small quantities of common shares by our stockholders may cause disproportionate movements upwards and downwards in our stock price due to our small market capitalization and low trading volume, and the cyclical nature of our business may create prolonged periods of higher or lower than normal stock price not correlated to general economic or market conditions.

Debt Risks

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations.

We have substantial debt and, as a result, significant debt service obligations. Our substantial debt could:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding notes, our term loan and our revolving credit facility;

•
increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings, including those under our term loan and our revolving credit facility, are at variable rates of interest;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, pension contributions and investments, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the product categories in which we participate;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements, and;

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts and any acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We could be required to obtain the consent of the lenders under our term loan and our revolving credit facility to refinance material portions of our debt. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.

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

Despite ongoing actions to reduce our debt, we may still be required to incur significant additional debt.

We may be able to incur substantial additional debt, including additional secured debt, in the future. The terms of our note indenture restrict, and the agreements governing our term loan and revolving credit facility restrict but do not completely prohibit us from incurring substantial additional debt. In addition, our note indenture allows us to issue additional notes under certain circumstances, which would also be guaranteed by our domestic subsidiaries. The note indenture also allows us to incur certain other additional secured debt. Non-guarantor subsidiaries, which includes our foreign subsidiaries may incur additional debt under the note indenture, which debt (as well as other liabilities at any such subsidiary) would be structurally senior to our outstanding notes. In addition, the note indenture does not prevent us from incurring certain other liabilities that do not constitute indebtedness (as defined in the note indenture). If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The indenture governing the notes and the agreements governing our term loan and our revolving credit facility imposes significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities.

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

As a result of these covenants and restrictions, we may be limited in how we conduct our business and may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future debt we may incur could include more restrictive covenants. We may not be able maintain compliance with these covenants in the future and, if we fail to do so, we may be unable to obtain waivers from the lenders and/or amend the covenants.

Moreover, our revolving credit facility provides the lenders considerable discretion to impose reserves, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under our revolving credit facility will not impose such actions during the term of our revolving credit facility and further, were they to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on our debt.

If we default under our term loan or our revolving credit facility, we may not be able to service our debt obligations.

In the event of a default under our term loan or our revolving credit facility, the lenders under each of these facilities could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, thereby permitting an acceleration of amounts outstanding under the notes, we may not be able to repay the amounts due under our term loan, our revolving credit facility, or our outstanding notes. This could have serious consequences to the holders of the notes and to our financial condition and results of operations, and could cause us to become bankrupt or insolvent.

We may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We will also be required to obtain the consent of the lenders under our term loan and our revolving credit facility to refinance material portions of our debt. We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing our term loan and our revolving credit facility and the indenture governing the notes will limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and may not be able to refinance any of the debt on commercially reasonable terms or at all.

Our non-guarantor subsidiaries may incur obligations that will constrain the ability of our subsidiaries to provide us with cash, which may affect our ability to make payments on our debt.

Our cash flows and our ability to service our debt, including our ability to make interest and principal payments when due, will be dependent upon cash dividends and other distributions or other transfers from our subsidiaries. Dividends, loans, and advances to us from our non-guarantor subsidiaries may be restricted by covenants in certain debt agreements. If our non-guarantor subsidiaries incur obligations with these restrictive covenants, it will constrain the ability of our non-subsidiaries to provide us with cash, which may affect our ability to make payments on our debt.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Company’s significant operating, manufacturing, distribution, research, design and/or sales, and marketing facilities are set forth below:

Corporate Headquarters:
OMNOVA Solutions Inc. 25435 Harvard Road Beachwood, OH		OMNOVA Solutions Global Technology Center 2990 Gilchrist Road Akron, OH

Performance Chemicals:
Headquarters: 25435 Harvard Road Beachwood, OH	Manufacturing/Technical/Distribution Facilities: Akron, OH Calhoun, GA Caojing, China Chester, SC Fitchburg, MA Green Bay, WI Le Havre, France Mogadore, OH Ningbo, China Valia, India Stafford, TX	Sales/Marketing: *Beachwood, OH *Mumbai, India *Shanghai, China *Singapore Villejust, France

Engineered Surfaces:
Headquarters: 25435 Harvard Road Beachwood, OH	Manufacturing Facilities: Auburn, PA Jeannette, PA Minhang, China Monroe, NC *Rayong, Thailand	Sales/Marketing/Technical/Design/Distribution: Akron, OH *Beachwood, OH *Asnieres, France *Bangkok, Thailand *Columbus, MS *Rayong, Thailand *Shanghai, China

*	An asterisk next to a facility listed above indicates that it is a leased property.

For further discussion of our leased properties, please refer to Note P to the Consolidated Financial Statements of this report.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are listed on the New York Stock Exchange and trades under the symbol OMN. At November 30, 2015, there were 6,030 holders of record of the Company’s common shares. Information regarding the high and low quarterly sales prices of the

Company’s common share is contained in the Quarterly Financial Data (Unaudited), which appears on page 70 of this report and is incorporated herein by reference. The Company has not declared a dividend on its common shares since 2001.

During the fourth quarter of 2014, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common shares. The authorization was effective for one year and expired October 31, 2015. The Company fully utilized this program, repurchasing 2.6 million and 0.2 million of its common shares on the open market during 2015 and 2014, respectively, at a total cost of $20.0 million.

The following table summarizes the Company’s repurchases of its common shares for the three months ended November 30, 2015.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
September 1 - 30	251,200	$5.82	251,200	$5,041,825
October 1 - 31	733,447	$6.81	733,447	$—
November 1 - 30	2,049	$7.19	2,049	$—
Total	986,696	$6.37	986,696

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

The following graph compares the cumulative 5-Year total return to shareholders on OMNOVA Solutions Inc.'s common shares versus the cumulative total returns of the S&P 500 index and the S&P Industrials index. The graph assumes that the value of the investment in the Company's common shares and in each of the indexes (including reinvestment of dividends) was $100 on November 30, 2010 and tracks it through November 30, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
11/10
11/11
11/12
11/13
11/14
11/15
OMNOVA Solutions Inc.
S&P 500
S&P Industrials

*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data(1)

The following table sets forth the Company’s selected historical financial data which has been adjusted to reflect discontinued operations for all periods presented. The selected historical financial data as of November 30, 2015, 2014, 2013, 2012, 2011, and for each of the five years in the period ended November 30, 2015 are derived from the Company’s audited consolidated financial statements.

	2015	2014	2013	2012	2011
	(Dollars in millions, except per share data)
Statement of operations data:
Net Sales	$838.0	$987.4	$1,018.1	$1,125.5	$1,201.1
Cost of goods sold (exclusive of depreciation)	644.1	788.0	805.4	898.3	982.5
Gross profit	193.9	199.4	212.7	227.2	218.6
Selling, general, and administrative	119.3	120.2	118.1	121.2	108.6
Depreciation and amortization	34.0	34.8	33.6	32.0	33.5
Asset impairment(2)	19.4	—	.2	1.0	3.1
Loss (gain) on asset sales(3)	.2	.5	(4.9)	—	1.2
Restructuring and severance(4)	5.9	.9	7.1	1.0	1.6
Interest expense (8)	28.3	32.9	31.9	36.5	38.0
Acquisition and integration related expense(5)	.4	—	—	—	2.3
Debt issuance costs write-off	.6	.8	1.5	—	1.0
Other (income) expense, net(6)	6.9	(2.4)	(1.3)	(1.4)	(.8)
	215.0	187.7	186.2	190.3	188.5
(Loss) income from continuing operations before income taxes	(21.1)	11.7	26.5	36.9	30.1
Income tax benefit (expense)(7)	2.4	.4	(6.0)	(11.2)	(13.4)
(Loss) income from continuing operations	(18.7)	12.1	20.5	25.7	16.7
Discontinued Operations, net of tax:
Gain (loss) from operations(8)	.9	(.6)	(.9)	(4.1)	(19.5)
Gain on sale	—	—	—	6.0	—
Income (loss) from discontinued operations	.9	(.6)	(.9)	1.9	(19.5)
Net (loss) income	$(17.8)	$11.5	$19.6	$27.6	$(2.8)
Basic income (loss) per share:
(Loss) income from continuing operations	$(.41)	$.26	$.44	$.56	$.37
Income (loss) from discontinued operations	.02	(.01)	(.02)	.05	(.43)
Net (loss) income per share	$(.39)	$.25	$.42	$.61	$(.06)
Diluted income (loss) per share:
(Loss) income from continuing operations	$(.41)	$.26	$.44	$.56	$.37
Income (loss) from discontinued operations	.02	(.01)	(.02)	.04	(.43)
Net (loss) income per share	$(.39)	$.25	$.42	$.60	$(.06)
General:
Capital expenditures	$24.0	$29.8	$28.9	$32.8	$24.1
Total assets	$687.2	$829.2	$854.7	$873.7	$865.1
Long-term debt(9)	$357.2	$409.2	$447.0	$442.6	$444.3
Cash	$44.9	$99.5	$164.9	$148.5	$103.1

(1)
During November 2011, the Company committed to a plan to dispose of substantially all of its Engineered Surfaces commercial wallcovering operations. As such, the results of operations for these businesses have been classified as discontinued operations for all periods presented.

(2)
During 2015, the Company recognized asset impairment charges of $19.4 million, primarily related to the write-down of the assets of its India business (see Management's Discussion and Analysis of Financial Condition and Results of Operations), a $0.6 million impairment on Corporate facilities, and $0.5 million impairment on certain assets no longer used. During 2013, the Company recognized intangible asset impairment charges of $0.2 million to write down the value of one of its trademarks to fair value. During 2012, the Company recognized asset impairment charges of $1.0 million to write down the value of its Columbus, Mississippi facility and to write off other assets no longer used. During 2011, the Company recognized asset impairment charges of $3.1 million due to the idling of a plant in Taicang, China and the planned realignment of coated fabrics production amongst existing facilities.

(3)	During 2013, gain (loss) on asset sales primarily relates to the sale of equipment and plants in Columbus, Mississippi and Taicang, China.

(4)
Restructuring and severance consisted primarily of severance costs of $5.9 million in 2015, severance costs of $0.9 million in 2014, and facility closure costs of $2.6 million and severance costs of $4.5 million in 2013, $1.0 million in 2012, and $1.6 million in 2011.

(5)
The Company recognized acquisition and integration costs of $0.4 million in 2015, related to the acquisition of the assets of New Fluid Solutions. The Company recognized acquisition and integration costs of $2.3 million in 2011, related to the purchase of ELIOKEM International SAS, which was acquired on December 9, 2010.

(6)
During 2015, the Company recognized operational development costs of $5.4 million, environmental remediation costs of $3.0 million, and shareholder activist costs of $1.9 million, which was partially offset by gains on foreign currency transactions of $1.5 million, sales of scrap material of $1.1 million, and net other income items of $0.8 million. Included in 2014 were income from scrap material sales of $1.8 million, a gain on settlement of notes receivable of $1.1 million, gain on foreign currency transactions of $1.1 million, and interest income of $0.8 million, partially offset by miscellaneous non-income tax expense of $1.1 million, environmental remediation costs of $1.0 million, and other of $0.3 million.

(7)	During 2014, the Company reversed a valuation allowance of $6.9 million related to capital loss carryforwards in the U.S.

(8)	Includes long-lived asset impairment charges of $13.6 million in 2011.

(9)
Included in 2015, 2014, and 2013 is $17.2 million, $17.6 million and $3.0 million, respectively, for capital leases. During 2015, the Company prepaid $50.0 million of its Senior Notes for which it incurred $1.0 million in premium fees which is included in interest expense and wrote-off $0.6 million of related deferred financing fees. Also, during 2014, the Company prepaid $50.0 million of its Senior Notes for which it incurred $2.0 million in premium fees which is included in interest expense and wrote-off $0.8 million of related deferred financing fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

The Company is an innovator of performance-enhancing chemistries and surfaces for a variety of commercial, industrial, and residential end uses. As discussed in Item 1. Business, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals, and bio-based chemistries. Performance Chemicals’ custom-formulated products include latices, hollow plastic pigment, resins, binders, adhesives, specialty rubbers, antioxidants and elastomeric modifiers which are used in oil and gas drilling and production, specialty coatings, carpet, paper and packaging, nonwovens, construction, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & thermoplastics, synthetic gloves and various other specialty applications. The Engineered Surfaces segment develops, designs, produces, and markets a broad line of functional and decorative surfacing products, including coated fabrics, vinyl, paper, and specialty laminates, and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, kitchen and bath cabinets, transportation including automotive, truck, bus and other mass transit, marine and motorcycle, recreational vehicles and manufactured housing, flooring, commercial and residential furniture, retail display fixtures, home furnishings and commercial appliances, and industrial films for flooring, banners, tents, and ceiling tiles. Refer to Item 1. Business, of this Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 40% of its sales in 2015 and approximately 42% of its sales in 2014. Customers with sales price index contracts are primarily in the Performance Materials product line. The index is generally comprised of a negotiated, fixed amount per pound and the market price of key raw materials (i.e. styrene and butadiene). The contract mechanisms generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

The remainder of Performance Chemicals’ sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-added and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period.

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2012 through 2015 and the range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound
2015	166	$0.41 - $0.68
2014	177	$0.69 - $0.84
2013	172	$0.71 - $0.93
2012	177	$0.57 - $0.78

Butadiene, a key raw material component, is generally available worldwide, but its price is volatile. OMNOVA has supply contracts with several producers. At times, when the demand for butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2012 through 2015 and the range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound
2015	132	$0.29 - $0.65
2014	142	$0.55 - $0.82
2013	139	$0.44 - $1.01
2012	158	$0.84 - $1.98

OMNOVA’s Engineered Surfaces segment does not generally utilize sales price index contracts with its customers; rather, it negotiates pricing with each customer. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 90 day period. Key raw materials utilized by the Engineered Surfaces segment include polyvinyl chloride (PVC) resins, textiles, and plasticizers. These raw materials are generally readily available worldwide from multiple suppliers.

Key Indicators
Key economic measures relevant to the Company include global economic growth rates, discretionary spending for durable goods, print advertising, oil and gas consumption and drilling levels, U.S. commercial real estate occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes, and forecasts of raw material pricing for certain petrochemical feed stocks. Key OEM industries, which provide a general indication of demand drivers to the Company, include paper, commercial and residential construction and refurbishment, automotive and tire production, furniture manufacturing, flooring manufacturing, and ABS manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products, but the trend information does not necessarily directly correlate with demand levels in the markets which ultimately use the Company’s products in part because the Company's market share is relatively small in a number of specialty markets.
Key operating measures utilized by the business segments include: orders; sales and pricing; working capital days; inventory; productivity; plant utilization; new product vitality; cost of quality; and order fill-rates, which provide key indicators of business trends; and safety and other internal metrics. These measures are reported on various cycles including daily, weekly and monthly, depending on the needs established by operating management.
Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include sales and pricing; gross profit; selling, general, and administrative expenses; adjusted operating profit; adjusted net income; consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as set forth in the Net Leverage Ratio in the Company’s $200,000,000 Term Loan Credit Agreement; Adjusted EBITDA, working capital; operating cash flows; capital expenditures; cash interest expense; adjusted earnings per share; and applicable ratios, such as inventory turnover; working capital turnover; return on sales and assets; and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly, and annual intervals and compared with historical periods.

Results of Operations of 2015 Compared to 2014

The Company's net sales in 2015 were $838.0 million compared to $987.4 million in 2014. The Performance Chemicals business segment revenue decreased by 18.5% and the Engineered Surfaces business segment revenue decreased by 4.6%. Contributing to the net sales decrease in 2015 were sales volumes that were lower by $52.5 million, or 5.3%, a reduction in customer pricing of $71.6 million, and unfavorable currency exchange translation effects of $25.5 million. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in certain markets of Performance Chemicals. The lower volume was driven primarily by market weakness in paper, carpet, coated fabrics, and oil and gas, which were only partially offset by improved volumes in specialty coatings, nonwovens, industrial rubber, laminates and tire cord.

Gross profit and gross profit margin in 2015 were $193.9 million and 23.1% compared to $199.4 million and 20.2% in 2014. The higher gross profit margin was primarily due to expanding margins, partially offset by unfavorable volumes and unfavorable year-over-year inventory valuation adjustments of $3.5 million and unfavorable currency effects.

Selling, general, and administrative expense in 2015 decreased $0.9 million to $119.3 million, compared to $120.2 million in 2014. The decrease in 2015 reflects savings from cost reduction programs implemented during the year.

Interest expense was $28.3 million and $32.9 million for 2015 and 2014, respectively. Included in 2015 and 2014 is $1.0 million and $2.0 million, respectively, of premiums paid on the early redemption of $100 million of the $250 million outstanding Senior Notes ($50 million redeemed in November 2015 and $50 million redeemed in November 2014). The Company expects interest expense will be approximately $3.9 million lower in 2016 compared to 2015, primarily due to the early redemption of debt.

Income tax benefit was $2.4 million in 2015, or a 11.4% effective income tax rate, compared to an income tax benefit of $0.4 million, or a 3.4% effective tax rate, for 2014. The higher tax rate in 2015 was primarily due to increased jurisdictional losses in 2015. These losses primarily related to the Company's restructuring expenses and debt prepayment costs which were partially offset by permanently non-deductible impairment charges. Cash tax payments in the U.S. are expected to be minimal for the next few years as the Company has $107.4 million of U.S. federal net operating loss carryforwards, $112.4 million of state and local net operating loss carryforwards, $0.2 million of foreign tax credit carryforwards, and $0.4 million of AMT credit carryforwards. The $112.4 million of state and local NOLC's have a related realizable deferred tax asset value of $4.4 million. During the year ended November 30, 2015, the Company utilized approximately $8.2 million of federal net operating loss carryforwards. The majority of the federal, state, and local net operating loss carryforwards have expirations between tax years 2021 and 2034.

The Company has not provided for U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company's policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2015, the non-U.S. subsidiaries have a cumulative unremitted foreign loss position of $6.4 million.

The Company incurred losses from continuing operations of $18.7 million, or $0.41 per diluted share, in 2015 compared to income of $12.1 million, or $0.26 per diluted share, in 2014. Included in 2015 are restructuring and severance charges of $5.9 million, accelerated depreciation expense of $5.8 million, asset impairments of $19.4 million, operational improvement and shareholder activist costs of $7.3 million, environmental reserve costs of $3.0 million, premium fees and debt issuance cost write-off of $1.6 million and acquisition expense and other items of $1.6 million. Included in 2014 are premium fees and deferred financing costs write-offs of $3.2 million, environmental reserve charges of $1.0 million, corporate headquarters relocation expense of $0.6 million, and a gain on the settlement of notes receivable of $1.1 million.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes. During the second quarter of 2015, the Performance Chemical segment realigned certain product groupings to better optimize and integrate cross-functional business team structures in order to support business growth. This resulted in an increase in sales of $107.4 million and $115.6 million to the Performance Materials product line for 2014 and 2013, respectively, with a corresponding decrease to the Specialty Chemicals product line. All prior period amounts have been recast to conform with current presentation.

	Year Ended November 30,
	2015	2014
	(Dollars in millions)
Segment Sales:
Performance Chemicals
Performance Materials	$331.0	$423.9
Specialty Chemicals	277.1	322.6
Total Performance Chemicals	$608.1	$746.5

Engineered Surfaces
Coated Fabrics	$87.8	$98.4
Laminates and Performance Films	142.1	142.7
Total Engineered Surfaces	229.9	241.1
Inter-segment sales	—	(.2)
Consolidated Net Sales	$838.0	$987.4

Segment Gross Profit:
Performance Chemicals	$133.4	$141.1
Engineered Surfaces	60.5	58.3
Consolidated Gross Profit	$193.9	$199.4

Segment Operating Profit:
Performance Chemicals	$15.9	$46.2
Engineered Surfaces	18.9	19.2
Interest expense	(28.3)	(32.9)
Corporate expense	(23.7)	(20.0)
Shareholder Activist costs	(1.9)	—
Operational improvement costs	(.4)	—
Asset impairment	(.6)	—
Debt issuance costs write-off	(.6)	(.8)
Acquisition and integration related expenses	(.4)	—
Consolidated income from continuing operations before income tax	$(21.1)	$11.7

Performance Chemicals

Performance Chemicals' net sales decreased $138.4 million to $608.1 million in 2015, compared to $746.5 million in 2014. The decrease was due primarily to reduced customer pricing of $72.2 million, or 9.7%, which was driven by contract-based index pricing in certain markets and other price declines related to lower raw material costs, lower volumes that were unfavorable by $42.9 million and unfavorable foreign currency translation effects of $23.3 million. Lower volumes, driven primarily by market weakness in paper, carpet and oil and gas, were only partially offset by improved volumes in specialty coatings, nonwovens, elastomeric modifiers, home and personal care, construction materials, industrial rubber and tire cord. Net sales for the Performance Materials product line decreased $92.9 million to $331.0 million in 2015 compared to $423.9 million in 2014. Net sales for the Specialty Chemicals product line decreased $45.5 million to $277.1 million in 2015 compared to $322.6 million in 2014.

Performance Chemicals' gross profit and gross profit margin were $133.4 million and 21.9% in 2015, compared to $141.1 million and 18.9% in 2014. The increase in gross profit margin was due primarily to expanding margins partially offset by unfavorable volumes and unfavorable year-over-year inventory valuation adjustments of $1.6 million and unfavorable currency translation effects.

This segment generated an operating profit of $15.9 million in 2015, compared to $46.2 million in 2014. The segment's operating profit was impacted primarily by the segment wide restructuring initiative and the asset impairment charge recorded for the segment's India operation. Management excludes these and other items when evaluating segment performance. Those items for 2015 included an asset impairment charge of $18.4 million primarily related to the Company's India business, $5.8 million of accelerated depreciation expense related to assets for which production will be transferred to another Performance Chemicals facility, $5.0 million of operational improvement costs related to manufacturing footprint improvements, $4.3 million of severance charges and environmental remediation charges of $2.8 million. The asset impairment charge was due to the Company approving a plan to sell the assets of the Company's non-core India business which resulted in the Company writing-down the value of that asset group to its expected sales value. The segment operating profit was also impacted by volume declines and pricing declines which were offset by margin expansion, favorable mix and improvements in manufacturing operations. Special items in 2014 which management excluded for business evaluation purposes included environmental remediation charges of $1.0 million, $2.2 million of accelerated depreciation expense related to assets for which production will be transferred to another Performance Chemicals facility, and $0.5 million of severance charges.

Engineered Surfaces

Engineered Surfaces' net sales decreased $11.2 million to $229.9 million in 2015, compared to $241.1 million in 2014. The decrease was due primarily to lower volumes of $9.6 million and unfavorable foreign currency translation effects of $2.2 million, which were partially offset by favorable pricing of $0.6 million. Coated Fabrics' net sales decreased $10.6 million to $87.8 million in 2015 compared to $98.4 million in 2014 primarily due to lower volume in the Asia automotive market. Net sales for the Laminates and Performance Films product lines decreased, $0.6 million to $142.1 million in 2015 compared to $142.7 million in 2014, as sales improvements in recreational vehicles and retail display were offset by weakness in other markets.

Engineered Surfaces' gross profit and gross margin were $60.5 million and 26.3% in 2015 compared to $58.3 million and 24.2% in 2014. The improvement in 2015 was due primarily to favorable product mix, positive pricing actions, and lower raw material costs.

Segment operating profit was $18.9 million for 2015 compared to $19.2 million for 2014. The decrease in segment operating profit was due primarily to charges for restructuring and severance which was partially offset by improved sales mix, lower raw material costs and pricing. Segment operating profit includes items which management excludes when evaluating the results of the Company's segments. Those items for 2015 include workforce reduction actions of $1.5 million, European restructuring and inventory write-down charges of $1.6 million, and environmental remediation charges of $0.2 million. Those items for 2014 include workforce reduction actions of $0.4 million and other items of $0.2 million offset by a gain on the settlement of notes receivable of $1.1 million.

Interest and Corporate

Interest expense was $28.3 million and $32.9 million for 2015 and 2014, respectively. Included in 2015 and 2014 is $1.0 million and $2.0 million, respectively, of premiums paid on the early redemption of $100 million of the $250 million outstanding Senior Notes ($50 million redeemed in November 2015 and $50 million redeemed in November 2014).

Corporate expenses were $23.7 million in 2015 compared to $20.0 million in 2014. The increase is due primarily to higher employee compensation related costs and higher costs for outside professional services.

Results of Operations of 2014 Compared to 2013

The Company’s net sales in 2014 were $987.4 million, compared to $1,018.1 million in 2013. The Performance Chemicals business segment revenue decreased by 3.4% while the Engineered Surfaces business segment revenue decreased 1.6%. Contributing to the net sales decrease in 2014 were reduced volumes of $5.6 million, or 0.6%, reduced pricing of $24.5 million, and unfavorable currency exchange translation effects of $0.4 million. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in Performance Materials and previously negotiated price reductions, particularly in paper coatings, from earlier in the year in response to increased competitive intensity. The volume decline was related primarily to paper coatings loss of volume to competitors and overall demand reduction and approximately $8.0 million of lower year-over-year sales in coated fabrics as a result of exiting certain lower margin applications in late 2013. Sales in the specialty lines of businesses continued to increase with particular strength in oil & gas, specialty coatings, and laminates.

Gross profit and gross profit margin were $199.4 million and 20.2% in 2014, compared to $212.7 million and 20.9% in 2013. The decline in gross profit margin was primarily due to the previously negotiated price reductions in Performance Materials, higher global logistics costs, and volume shortfalls. Including the effect of an unfavorable year-over-year LIFO inventory reserve adjustment of $5.0 million, raw material costs increased $8.3 million in 2014 compared to 2013.

Selling, general, and administrative expense in 2014 increased $2.1 million to $120.2 million, or 12.2% of sales, compared to $118.1 million, or 11.6% of net sales, in 2013. The increase in 2014 reflects increased investment in sales and marketing resources to support growth in the specialty lines of business.

Interest expense was $32.9 million and $31.9 million for 2014 and 2013, respectively. Included in 2014 is $2.0 million of premiums paid on the early redemption of $50 million of the $250 million outstanding Senior Notes in November 2014. The Company expects that this early redemption will lower future interest expense by approximately $3.9 million.

Income tax expense was $0.4 million in 2014, a (3.4)% effective income tax rate, compared to income tax expense of $6.0 million, or a 22.6% effective income tax rate, for 2013. The lower rate in 2014 was primarily due to the reversal of a valuation allowance on a capital loss carryforward as the Company will utilize the capital loss carryforward against a capital gain recognized on an intra-group stock sale in 2014 and also due to income in foreign jurisdictions where the rate is lower than the U.S. domestic federal statutory rate. Cash tax payments in the U.S. are expected to be minimal for the next few years as the Company has $115.1 million of U.S. federal net operating loss carryforwards, $113.9 million of state and local net operating loss carryforwards, $0.2 million of foreign tax credit carryforwards, and $0.2 million of AMT credit carryforwards. The $113.9 million of state and local NOLC's have a related realizable deferred tax asset value of $5.0 million. The majority of the federal, state, and local net operating loss carryforwards will expire between tax years 2021 and 2034.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit (loss) to consolidated income before income taxes.

	Year Ended November 30,
	2014	2013
	(Dollars in millions)
Segment Sales:
Performance Chemicals
Performance Materials	$423.9	$454.2
Specialty Chemicals	322.6	318.8
Total Performance Chemicals	$746.5	$773.0

Engineered Surfaces
Coated Fabrics	$98.4	$108.9
Laminates and Performance Films	142.7	136.2
Total Engineered Surfaces	241.1	245.1
Consolidated Net Sales	$987.6	$1,018.1

Segment Gross Profit:
Performance Chemicals	$141.1	$155.4
Engineered Surfaces	58.3	57.3
Consolidated Gross Profit	$199.4	$212.7

Segment Operating Profit:
Performance Chemicals	$46.2	$64.1
Engineered Surfaces	19.2	15.6
Interest expense	(32.9)	(31.9)
Corporate expense	(20.0)	(19.8)
Debt issuance costs write-off	(0.8)	(1.5)
Consolidated income from continuing operations before income tax	$11.7	$26.5

Performance Chemicals
Performance Chemicals' net sales decreased $26.5 million to $746.5 million during 2014, compared to $773.0 million during 2013. The decrease was due primarily to reduced customer pricing of $25.9 million, or 3.4%, and lower volumes of $2.0 million, partially offset by favorable foreign currency translation effects of $1.4 million. Lower customer pricing was primarily due to lower raw material costs and their impact on index pricing and previously negotiated price reductions in certain Performance Materials product lines (primarily paper coatings) in response to increased competitive intensity. Reduced volumes in paper coatings, nonwovens, and antioxidants were only partially offset by improvements in oil and gas, and global specialty coatings. Net sales for the Performance Materials product line decreased $30.3 million to $423.9 million during 2014 compared to $454.2 million during 2013. The decrease was driven by lower volumes and reduced pricing. Net sales for the Specialty Chemicals product line decreased $3.8 million to $322.6 million during 2014 compared to $318.8 million during 2013. The decrease was due to reduced customer pricing, partially offset by improved volumes of $3.5 million and favorable foreign currency translation effects of $1.4 million.
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

Engineered Surfaces
 Engineered Surfaces' net sales decreased $4.0 million to $241.1 million in 2014 from $245.1 million in 2013 The decrease was due primarily to the strategic decision in 2013 to exit certain low margin coated fabrics applications and unfavorable currency translation of $1.8 million, which were partially offset by higher volumes in Laminates. Coated Fabrics' net sales decreased to $98.4 million in 2014, compared to $108.9 million in 2013 as improved sales in the China automotive seating market were more than offset by the lower sales in China residential furniture applications and North American transportation applications as a result of exiting certain low margin applications in late 2013. Net sales for the Laminates and Performance Films product lines decreased to $142.7 million during 2014, compared to $136.2 million during 2013, as sales improved in kitchen and bath, flooring, recreational vehicles, and retail display.
Engineered Surfaces' gross profit was $58.3 million with a gross profit margin of 24.2% during 2014, compared to $57.3 million and a gross profit margin of 23.4% in 2013. The improvement in 2014 was primarily due to positive pricing actions, lower raw material costs, and improved product mix, partially offset by higher logistics and utility costs and higher costs of quality in Thailand.
Segment operating profit was $19.2 million for 2014 compared to $15.6 million for 2013. Since the exit from commercial wallcovering and subsequent closure of the Columbus, Mississippi plant, the segment had steadily increased its profit contribution with 2014 being a record year. The improvement was due primarily to better sales mix, lower raw material costs, and positive pricing actions.Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for 2014 include workforce reduction actions of $0.4 million and a gain on the settlement of notes receivable of $1.1 million. Those items for 2013 include gains on asset sales of $5.1 million, workforce reduction and other costs of $3.0 million, facility closure and transition costs of $3.3 million, and a non-cash impairment charge of $0.9 million on a note receivable.
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
Discontinued Operations
The Company sold its commercial wallcovering businesses during the first half of 2012 to J. Josephson, Inc., a private commercial wallcovering producer based in New Jersey, United States. As a result of extensive negotiations, during May 2015, J. Josephson Inc. agreed to reimburse the Company for a 2014 settlement claim paid by the Company to a former wallcovering customer. The Company recognized a gain of $0.9 million, net of tax, which is included in results for discontinued operations.
Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	2015	2014	2013
	(Dollars in millions)
Cash provided by operating activities	$43.7	$15.0	$45.8
Cash used in investing activities	$(29.0)	$(25.0)	$(22.0)
Cash used in financing activities	$(72.7)	$(52.5)	$(1.5)
(Decrease) increase in cash and cash equivalents	$(54.6)	$(65.4)	$21.9

Cash provided by operating activities was $43.7 million in 2015, compared to $15.0 million in 2014 and $45.8 million in 2013. The increase in 2015 was due to lower working capital. The decrease in 2014 was due primarily to an increase in working capital and lower net income. Days sales outstanding was 51.6 days in 2015, 50.8 days in 2014, and 47.8 days in 2013. The increase in both 2015 and 2014 was due primarily to an increase in terms at several key customers and a higher mix of receivables in foreign countries where terms are longer.

Cash used in investing activities was $29.0 million in 2015, compared to $25.0 million in 2014 and $22.0 million in 2013. Included in 2015 are capital expenditures of $24.0 million and $5.0 million for the acquisition of New Fluid Solutions. Included in 2014 were capital expenditures of $29.8 million, which were partially offset by cash received on the settlement of notes receivable of $2.3 million and insurance proceeds of $2.4 million. The Company expects capital expenditures to be between approximately $20.0 million and $30.0 million during 2016.

Cash used in financing activities was $72.7 million in 2015, and was due primarily to a $50.0 million debt prepayment on the Company's Senior Notes and $18.6 million used in the buyback of the Company's common shares. Cash used in financing activities in 2014 was $52.5 million, due primarily to a $50.0 million debt prepayment on the Company's Senior Notes and $1.4 million used in the buyback of the Company's common shares. Cash used in financing activities in 2013 of $1.5 million was primarily due to debt payments of $6.5 million and refinancing costs of $0.6 million, partially offset by the release of restricted cash, which was previously used as a compensating balance against foreign debt. Total debt was $358.7 million as of November 30, 2015, which includes senior notes outstanding of $150.0 million, $190.0 million for the term loan, capital lease obligations of $17.2 million, and $1.5 million of foreign debt, compared to $412.8 million as of November 30, 2014. OMNOVA’s cash balance of $44.9 million at November 30, 2015 consists of $5.3 million in the U.S., $26.5 million in Europe, and $13.1 million in Asia. OMNOVA is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its requirements for at least the next twelve months.

Debt

Information regarding the Company's debt is disclosed in Note N to the Company's consolidated financial statements.

Contractual Obligations

	Payments Due By Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
	(Dollars in millions)
Long-term debt and amounts due banks	$341.5	$3.5	$338.0	$—	$—
Capital lease obligations(1)	26.6	1.2	2.9	3.0	19.5
Interest payments on long-term debt(2)	51.5	19.9	31.6	—	—
Operating and financing leases	38.5	5.3	8.3	5.3	19.6
Purchase obligations	13.8	13.8	—	—	—
Pension and post-retirement funding obligations(3)	62.0	6.3	7.3	19.0	29.4
Other long-term liabilities	10.4	—	3.4	3.5	3.5
Total	$544.3	$50.0	$391.5	$30.8	$72.0

(1)	Includes principal and effective interest payments.

(2)	Based on outstanding debt balances as of November 30, 2015 and estimated interest rates. As those are based on estimates, actual future payments may be different.

(3)	Payments are based on Company estimates and current funding laws. Actual results may be different.

Significant Accounting Estimates and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition, and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2015, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, litigation, environmental reserves, pensions, and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

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

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors; the Company will reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $1.3 million and $1.4 million at November 30, 2015 and 2014, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued, or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or material preferences could impact the carrying value of the Company’s inventory and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Engineered Surfaces segment, was $7.3 million at November 30, 2015 and $7.6 million at November 30, 2014.

D)    Litigation and Environmental Reserves

From time to time, the Company is subject to claims, lawsuits, and proceedings related to product liability, product warranty, contract, employment, environmental, and other matters. The Company provides a reserve for such matters when it concludes a material loss is probable and the amount can be estimated. Costs related to environmental compliance are also accrued when it is probable a loss has been incurred and the amount of loss can be estimated.

E)    Pensions and Other Post-retirement Plans

The Company accounts for its pension and other post-retirement plans by recognizing in its balance sheet the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The Company recognizes the change in the funded status of the plan in the year in which the change occurs through Accumulated Other Comprehensive (Loss) Income. As of May 2007, the Company's U.S. defined benefits pension plan has been closed to all new hires and since December 1, 2011, future service benefits have been frozen for all participants.

The most significant elements in determining the Company’s pension expense are the expected return on plan assets and the discount rate. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension (expense) income. For our U.S. plan, the difference between this expected return and the actual return on plan assets is deferred and amortized over the estimated remaining life expectancy of plan participants. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension (expense) income.

The Company recorded pension expense of $3.6 million in both 2015 and 2014. Pension expense is calculated using the discount rate to discount plan liabilities at the prior year measurement date. Discount rates of 4.01% and 4.74% were used to calculate the pension expense in 2015 and 2014, respectively. The Company anticipates 2016 expense to be approximately $0.7 million based on a discount rate range of 1.37% - 5.07% discussed further below. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by less than $0.1 million. Cash contributions to the pension plans were $5.7 million in 2015 and $4.1 million in 2014. Future pension benefits for U.S. plan members are frozen and fully vested. Therefore, there is no future service benefit accrual for the Company’s U.S. defined benefit plans.

The Company determined the discount rate used to discount the U.S. plan liabilities at the plan’s measurement date, which was November 30, 2015. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used spot rates on a yield curve matching benefit payments to determine the weighted average discount rate that would be applied in determining the benefit obligation at November 30, 2015. Changes in discount rates, as well as the net effect of other changes in actuarial assumptions and experience, have been recognized in Accumulated Other Comprehensive Income (Loss). The Company determined the discount rate used to measure defined benefit pension plan obligations as of November 30, 2015 should be 4.29% compared to 4.01% in 2014. A 25 basis point change in the discount rate would increase or decrease the projected benefit obligation by approximately $8.0 million.

Historically, the Company has used a single weighted-average discount rate approach to develop the interest and service cost components of the net periodic benefit costs for its U.S. benefit plans. This method represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the obligation. During the fourth quarter of 2015, the Company adopted certain amendments to alter the method previously used, which will be effective in determining 2016 benefit expense for its U.S. plans. The Company has elected to utilize an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The election and adoption of this method will provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The change in method will result in a decrease in the service and interest components for benefit cost in 2016. The spot rates used to determine service and interest costs ranged from 1.14% to 5.07%. The ultimate spot rate used to discount cash flows beyond 30 years is 4.68%. Based on current economic conditions, the Company estimates the service cost and interest cost for the plans will be reduced by approximately $2.3 million in 2016 as a result of the change in method. The Company will account for this action as a change in estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.

The use of disaggregated discount rates results in a different amount of Interest Cost compared to the traditional single weighted-average discount rate approach because of different weightings given to each subset of payments. The use of disaggregated discount rates affects the amount of Service Cost because the benefit payments associated with new service credits for active employees tend to be of longer duration than the overall benefit payments associated with the plan’s benefit obligation. As a result, the payments would be associated with longer-term spot rates on the yield curve, resulting in lower present values than the calculations using the traditional single weighted-average discount rate.

In 2014, the Company adopted the Society of Actuaries' ("SOA") RP-2014 mortality tables with a generation projection scale of MP-2014 to determine the Company's 2014 liability for its U.S. pension plans. These tables were released late in 2014. This table, along with the change in the discount rate, contributed to the increase in the actuarial loss recognized during 2014 and the increase in the projected benefit obligation. During 2015, the Company reviewed the SOA tables and adopted a modified version of the RP-2014 table and selected industry specific tables that better match the company's business characteristics (for the Performance Chemicals segment - the Chemical, Oil &Gas and Utilities industry table and for the Engineered Surfaces segment, the Consumer Goods and Food & Drink industry table). Due to the change in the mortality tables in 2015, the Company recognized an actuarial gain of approximately $18.0 million and a decrease in its projected benefit obligation.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 7.75% for plan years 2015 and 2014. The measurement dates of November 30, 2015 and 2014 were used to determine these rates. A 25 basis point change in the assumed rate of return for assets would increase or decrease pension expense by approximately $0.5 million. Pension plan assets are measured at fair value on the measurement date.

Based on current estimates of pension asset performance, interest and discount rate assumptions, the Company anticipates it will be required under the Pension Protection Act of 2006 (“PPA-2006”), to make a cash contribution to its U.S. pension plan of $6.4 million in 2016. The

Company, under rules of the PPA-2006, has elected the fifteen year amortization schedule for the period beginning with the 2009 plan year. Total global pension plan contributions for 2016 are expected to be $6.5 million.

Factors that could alter future cash requirements and timing of any such cash equivalents are:

•	Investment returns which differ materially from the Company’s 7.75% return assumption for 2016;

•	Significant changes in interest rates, affecting the discount rate; and

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

As of November 30, 2015, the Company had approximately $94.9 million of deferred tax assets primarily related to pension and federal and state domestic loss carryforwards and $36.6 million of deferred tax liabilities primarily related to intangible assets and fixed asset depreciation differences.

For the year ended November 30, 2015, the Company considered the positive and negative evidence as required by ASC 740, "Income Taxes,” and concluded that it is more likely than not that the Company will realize the benefit from the U.S. deferred tax assets due to a preponderance of positive evidence, which includes a three year U.S. cumulative income position absent any one-time restructuring and impairment charges, predictability of future taxable income, current year utilization of $8.2 million of federal net operating loss carryforwards, and taxable income from the reversal of deferred tax assets and liabilities in future years. However, because of Net Operating Loss Carryforwards ("NOLCs"), the Company does not expect to incur significant cash payments for U.S. taxes over the next several years.

The Company has not provided deferred tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as these undistributed earnings are treated by the Company as being permanently reinvested. To the extent that foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes are not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy. As of November 30, 2015, the non-U.S. subsidiaries have a cumulative unremitted foreign loss position of $6.4 million, for which no deferred tax liability has been provided.

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

The Company’s accounting policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expense. For 2015, the Company recognized $0.4 million income tax benefit related to interest and penalties.

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

H)    Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and finite-lived intangibles are stated at historical cost less accumulated depreciation.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the estimated disposal price less costs to sell. Depreciation ceases for assets meeting the held-for-sale criteria.

During 2015, the Company recognized impairment charges of $19.4 million, of which $18.3 million was related to the Company's India business due to an approved plan to sell this non-core business. Due to the plan to sell the assets of this business, the Company recognized an impairment charge to write-down the disposal group to to its expected sales price after considering costs to sell. Additionally, the assets and liabilities of this business are considered as held for sale with these assets and liabilities included in Other Current Assets and Other Current Liabilities, respectively. The Company also recognized additional impairment charges on land at its former corporate headquarters and for other assets that were idled.

I)     Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually as of September and whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. The first step identifies potential impairments by comparing the estimated fair value of a reporting unit with its carrying value. Fair value is typically estimated using a market approach method or a discounted cash flow analysis, which requires the Company to estimate future cash flows anticipated to be generated by the reporting unit, as well as a discount rate to measure the present value of the anticipated cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the estimated fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment charge is recognized. During the fourth quarter of 2015, the Company performed its annual impairment test for goodwill and determined that there were no impairments.

The impairment test for indefinite lived intangible assets consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of its indefinite lived intangible assets using a fair value model based on a market approach method or discounted future cash flows. If the carrying amounts exceed the estimated fair value, an impairment loss would be recognized in the amount of the excess. Key inputs used in determining the fair value of the trademarks/tradenames were expected future revenues and royalty rates, and accordingly, their fair value is impacting by selling prices, which for the Company is based in part on raw material costs. During the fourth quarter of 2015, the Company performed its annual impairment test for indefinite lived intangible assets and determined that there were no impairments of its indefinite lived intangible assets. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired and this could result in a charge to earnings. The estimated fair value of our trademarks/tradenames decreased by approximately $4.9 million or 11.3% during 2015. A sensitivity analysis was performed on the Company's trademarks/tradenames assuming a hypothetical 100 basis point increase in the present value factor, which yielded an estimated fair value slightly above book value, and a 200 basis-point increase in the present value factor, which yielded an estimated fair value slightly below book value for three of the indefinite-lived trademarks/tradenames. Key inputs used in determining the fair value of the trademarks/tradenames were expected future revenues and royalty rates, and accordingly their fair value is impacted by selling prices, which for the Company is based in part on raw material costs. The trademarks/tradenames continue to be important to the Company, and we continue to focus on long-term growth, however, if recent trends continue, the long-term assumptions relative to growth rates and profitability of the trademarks/tradenames may not be attained, which could result in an impairment to one or more of the Company's trademarks/tradenames. The Company recognized impairment losses related to one of its indefinite lived trademarks of $0.2 million in 2013.

Estimating future cash flows requires significant judgments and assumptions by management including sales, operating margins, royalty rates, discount rates, and future economic conditions. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may occur.

Finite-lived intangible assets, such as customer lists, patents, trademarks, and licenses are recorded at cost or at estimated fair value when acquired as part of a business combination. Intangible assets with finite lives are amortized over their estimated useful lives with periods ranging from 3 to 30 years. Accumulated amortization of finite lived intangible assets at November 30, 2015 and 2014 was $44.5 million and $43.1 million, respectively.

J)    Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates each month during the year. The resulting translation gains and losses on assets and liabilities are recorded in Accumulated Other Comprehensive (Loss) Income, and are excluded from net income until realized through a sale or liquidation of the investment.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheets as of November 30, 2015 and 2014 reflects reserves for environmental remediation efforts of $4.1 million and $1.6 million, respectively. During 2015, the Company recognized environmental remediation expense of $3.0 million.

Capital expenditures for projects related to environmental matters were $0.6 million in 2015, $1.0 million in 2014, and $0.7 million in 2013. During 2015, non-capital expenditures for environmental compliance and protection totaled $5.2 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $7.8 million and $9.4 million in years 2014 and 2013, respectively. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with 2015 expenditure levels.

New Accounting Pronouncements

New accounting pronouncements impacting the Company are disclosed in Note A to the Company’s consolidated financial statements.

Forward Looking Statements

This Annual Report includes forward looking statements as defined by federal securities laws. Please refer to Item 1A. Risk Factors, beginning on page 5 of this Report which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note N to the Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $190.0 million as of November 30, 2015. Non-domestic borrowings with banks were $1.5 million as of November 30, 2015. The weighted average effective interest rate of the Company’s outstanding debt was 6.00% as of November 30, 2015. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has accumulated currency translation losses of $30.2 million as of November 30, 2015, which is included in accumulated other comprehensive income (loss).

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

Under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2015.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). OMNOVA Solutions Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report titled “Management’s Assessment of Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, OMNOVA Solutions Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2015 and our report dated January 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
January 25, 2016

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

January 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of OMNOVA Solutions Inc.:

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. as of November 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNOVA Solutions Inc. at November 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
January 25, 2016

OMNOVA SOLUTIONS INC.
 Consolidated Statements of Operations

	Years Ended November 30,
	2015	2014	2013
	(Dollars in millions, except per share data)
Net Sales	$838.0	$987.4	$1,018.1
Cost of goods sold (exclusive of depreciation)	644.1	788.0	805.4
Gross profit	193.9	199.4	212.7
Other Costs and Expenses:
Selling, general, and administrative	119.3	120.2	118.1
Depreciation and amortization	34.0	34.8	33.6
Asset impairment	19.4	—	.2
Loss (gain) on asset sales	.2	.5	(4.9)
Restructuring and severance	5.9	.9	7.1
Interest expense	28.3	32.9	31.9
Debt issuance costs write-off	.6	.8	1.5
Acquisition and integration related expense	.4	—	—
Other expense (income), net	6.9	(2.4)	(1.3)
Total Other Costs and Expenses	215.0	187.7	186.2
(Loss) income from continuing operations before income taxes	(21.1)	11.7	26.5
Income tax benefit (expense)	2.4	.4	(6.0)
(Loss) income from continuing operations	(18.7)	12.1	20.5
Discontinued Operations:
Gain (loss) from discontinued operations (net of tax expense (benefit) of $0.6, $(0.4) million, and $(0.6) million in 2015, 2014 and 2013, respectively)	.9	(.6)	(.9)
Net (loss) income	$(17.8)	$11.5	$19.6
Income Per Share—Basic
(Loss) income per share—continuing operations	$(.41)	$.26	$.44
Income (loss) income per share—discontinued operations	.02	(.01)	(.02)
Basic (loss) income per share	$(.39)	$.25	$.42

Weighted average shares outstanding - Basic	45.3	46.3	46.1
Weighted average shares outstanding - Diluted	45.7	47.1	46.6

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended November 30,
	2015	2014	2013
	(Dollars in millions)
Net (Loss) Income	$(17.8)	$11.5	$19.6

Components of other comprehensive (loss) income:
Foreign currency translations
Unrealized net change during the period	(11.2)	(5.4)	(.6)
Unrealized net change on intercompany foreign debt during the period	(12.2)	(7.5)	4.1
Tax effect	3.5	2.4	(1.1)
Foreign currency translations, net of tax	(19.9)	(10.5)	2.4

Post-retirement benefit plans:
Actuarial net gain (loss):
Net gain (loss) arising during period	16.5	(50.7)	35.5
Amortization of net loss included in net periodic benefit cost	4.4	2.5	3.6
Prior service credit:
Prior service credit arising during period	.1	—	.1
Amortization of prior service credits included in net periodic benefit cost	(.1)	(.3)	(.3)
Tax effect	(8.1)	18.8	(15.2)
Defined benefit plans, net of tax	12.8	(29.7)	23.7
Other comprehensive (loss) income, net of tax	(7.1)	(40.2)	26.1
Comprehensive (loss) income	$(24.9)	$(28.7)	$45.7

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
 Consolidated Balance Sheets

	November 30,
	2015	2014
	(Dollars in millions, except per share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$44.9	$99.5
Accounts receivable, net	105.3	135.7
Inventories	81.9	92.7
Prepaid expenses and other	18.8	21.0
Deferred income taxes - current	—	7.0
Total Current Assets	250.9	355.9
Property, plant, and equipment, net	214.9	238.4
Trademarks and other intangible assets, net	60.9	66.4
Goodwill	80.8	85.4
Deferred income taxes - non-current	67.8	68.2
Deferred financing fees	4.7	7.0
Other assets	7.2	7.9
Total Assets	$687.2	$829.2
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$2.5	$5.6
Accounts payable	72.0	94.3
Accrued payroll and personal property taxes	25.0	17.8
Employee benefit obligations	3.2	2.9
Accrued interest	1.1	1.4
Other current liabilities	8.7	1.8
Total Current Liabilities	112.5	123.8
Senior notes	150.0	200.0
Long-term debt	204.2	206.4
Post-retirement benefits other than pensions	6.9	6.6
Pension liabilities	84.9	110.8
Deferred income taxes - non-current	9.5	21.6
Other liabilities	10.1	9.5
Total Liabilities	578.1	678.7
Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued as of November 30, 2015 and 2014	4.8	4.8
Additional contributed capital	339.7	338.5
Retained deficit	(73.9)	(56.1)
Treasury stock at cost; 3.5 million and 1.0 million shares at November 30, 2015 and 2014, respectively	(25.6)	(7.9)
Accumulated other comprehensive loss	(135.9)	(128.8)
Total Shareholders’ Equity	109.1	150.5
Total Liabilities and Shareholders’ Equity	$687.2	$829.2

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Shareholders’ Equity
for the Years Ended November 30, 2015, 2014, and 2013

(Dollars and shares in millions)	Number of Common Shares Outstanding	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance November 30, 2012	46.9	$4.7	$331.8	$(87.2)	$(4.4)	$(114.7)	$130.2
2013
Net income				19.6			19.6
Cumulative translation adjustment (net of tax expense of $1.1 million)						2.4	2.4
Defined benefit plans:
Prior service credits (net of tax benefit of $0.1 million)						(.1)	(.1)
Net actuarial gain (net of tax expense of $15.2 million)						23.8	23.8
Common stock issuance	.3	.1	2.8		(.8)		2.1
Balance November 30, 2013	47.2	$4.8	$334.6	$(67.6)	$(5.2)	$(88.6)	$178.0
2014
Net income				11.5			11.5
Cumulative translation adjustment (net of tax benefit of $2.4 million)						(10.5)	(10.5)
Defined benefit plans:
Prior service credits (net of tax benefit of $0.1 million)						(.2)	(.2)
Net actuarial loss (net of tax benefit of $18.7 million)						(29.5)	(29.5)
Common stock issuance	.3		3.9		(1.3)		2.6
Repurchase of treasury shares	(.2)				(1.4)		(1.4)
Balance November 30, 2014	47.3	$4.8	$338.5	$(56.1)	$(7.9)	$(128.8)	$150.5
2015
Net loss				(17.8)			(17.8)
Cumulative translation adjustment (net of tax benefit of $3.5 million)						(19.8)	(19.8)
Defined benefit plans:
Prior service credits						(.1)	(.1)
Net actuarial gain (net of tax expense of $8.1 million)						12.8	12.8
Common stock issuance	.1		1.2		.9		2.1
Repurchase of treasury shares	(2.6)				(18.6)		(18.6)
Balance November 30, 2015	44.8	$4.8	$339.7	$(73.9)	$(25.6)	$(135.9)	$109.1

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows

	Years Ended November 30,
	2015	2014	2013
	(Dollars in millions)
Operating Activities
Net income (loss)	$(17.8)	$11.5	$19.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on disposal of fixed assets	.2	.5	(4.9)
Depreciation and amortization	34.0	34.8	33.6
Amortization & write-off of debt issuance costs	2.8	3.3	2.8
Impairment of long-lived assets	19.4	—	.2
Proceeds from insurance settlements	—	—	.8
Non-cash stock compensation expense	2.4	2.7	2.2
Provision for uncollectible accounts	.2	.3	—
Provision for obsolete inventories	—	.2	1.5
Deferred income taxes	(5.9)	(5.1)	3.9
Other	—	—	(.2)
Changes in operating assets and liabilities, net of effect from business acquisition:
Accounts receivable	11.6	(12.3)	2.8
Inventories	2.5	(6.8)	5.9
Other current assets	9.4	(8.1)	(.9)
Current liabilities	(3.6)	.2	(10.6)
Other non-current assets	11.6	(17.3)	11.0
Other non-current liabilities	(18.4)	15.2	(13.0)
Contribution to defined benefit plan	(4.7)	(4.1)	(8.8)
Discontinued operations	—	—	(.1)
Net Cash Provided By Operating Activities	43.7	15.0	45.8
Investing Activities
Capital expenditures	(24.0)	(29.8)	(28.9)
Proceeds from note receivable	—	2.3	—
Acquisition of business, net of cash acquired	(5.0)	—	—
Proceeds from insurance settlements	—	2.4	.2
Proceeds from asset sales	—	.1	6.7
Net Cash Used In Investing Activities	(29.0)	(25.0)	(22.0)
Financing Activities
Repayment of debt obligations	(52.5)	(52.0)	(2.0)
Short-term debt borrowings	25.2	23.3	34.9
Short-term debt payments	(26.8)	(22.7)	(39.4)
Payments for debt refinancing	—	—	(.6)
Restricted cash	—	—	5.5
Purchase of treasury shares	(18.6)	(1.4)	—
Cash received from exercise of stock options	—	.3	.1
Net Cash Used In Financing Activities	(72.7)	(52.5)	(1.5)
Effect of exchange rate changes on cash	3.4	(2.9)	(.4)
Net (Decrease) Increase in Cash and Cash Equivalents	(54.6)	(65.4)	21.9
Cash and cash equivalents at beginning of period	99.5	164.9	143.0
Cash and Cash Equivalents at End of Period	$44.9	$99.5	$164.9

Supplemental Cash Flow Information
Capital lease obligations incurred	$—	$14.5	$3.0
Cash paid for:
Interest	$24.9	$30.9	$29.7
Income taxes	$3.8	$3.9	$4.4
 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Description of Business and Significant Accounting Policies

Description of Business—OMNOVA Solutions Inc. (“OMNOVA” or the “Company”) is an innovator of performance-enhancing chemistries and surfaces for a variety of commercial, industrial, and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. We utilize 25 strategically located manufacturing, technical, and other facilities in North America, Europe, and Asia to service our broad customer base. OMNOVA operates two business segments: Performance Chemicals and Engineered Surfaces.

Performance Chemicals—The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products are tailored latexes, resins, binders, adhesives, specialty rubbers, antioxidants, hollow plastic pigment and elastomeric modifiers which are used in specialty coatings, carpet, paper, nonwovens, construction, oil and gas drilling and production, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & thermoplastics and various other specialty applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility, and enhanced appearance.

The Performance Chemicals segment consists of two product lines. The Performance Materials product line encompasses products that have applications in the paper, paperboard, carpet, and tire cord industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in automotive tires. The Specialty Chemicals product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, and scrub pads), construction, oil and gas drilling and production, adhesives, tape, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & thermoplastics, and various other specialty applications.

Engineered Surfaces—The Engineered Surfaces segment develops, designs, produces, and markets a broad line of engineered surfacing products, including coated fabrics; vinyl, paper and specialty laminates; and industrial films. These products are used in numerous applications, including commercial building refurbishment, new construction, residential cabinets, flooring, ceiling tile and furnishings, transportation markets including buses and mass transit vehicles, marine, automotive and motorcycle OEM seating and manufactured housing, recreational vehicles, health care patient and common area furniture, and a variety of industrial films applications.

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

Revenue Recognition—The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) an established sales price has been set with the customer; 4) collection is reasonably assured; and 5) no contingencies exist. Delivery is considered to have occurred when the customer assumes the risk and rewards of ownership. The Company estimates and records provisions for quantity rebates and sales returns and allowances as an offset to revenue in the same period the related revenue is recognized, based upon its experience. These items are included as a reduction in deriving net sales.

Freight Costs—The Company reflects the cost of shipping its products to customers as cost of products sold. Customer reimbursements for freight are recognized as an offset in cost of products sold and are not significant.

Environmental Costs—The Company recognizes costs associated with managing hazardous substances and pollution in ongoing operations as incurred. The Company accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount is estimable.

Research and Development Expense—Research and development costs, which were $8.3 million in 2015, $9.7 million in 2014, and $10.0 million in 2013, are charged to expense as incurred.

Advertising Costs—Advertising costs are expensed when incurred. Advertising expense was $0.7 million, $0.9 million, and $0.6 million in 2015, 2014, and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

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

Concentrations of Credit Risk—Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations to the Company as and when they become due. The primary credit risk for the Company is its accounts and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company’s products. There was no single customer who represented more than 10% of the Company’s net sales in 2015, 2014 and 2013 or net trade receivables outstanding at November 30, 2015 or 2014.

Foreign Currency Risk—The Company incurs foreign currency risk on sales and purchases denominated in other currencies. The currencies giving rise to this risk are primarily the GB Pound Sterling, the Euro, the Thai Baht, the Chinese Yuan, and the Indian Rupee. Foreign currency exchange contracts are used by the Company to manage risks from the change in exchange rate of the sales denominated in U.S. dollars. Risk to the Euro is partially limited due to natural cash flows netting.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item or management determines that designation of the derivative as a hedging instrument is no longer appropriate. Any prospective gains or losses in this scenario on the derivative would be recognized in earnings.

Foreign currency exchange contracts are used by the Company to manage risks from the change in exchange rates on cash payments between the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of less than one year, consistent with the underlying hedged transactions. The hedging limits the impact of foreign exchange rate movements on the Company’s operating results. As of November 30, 2015 the notional amount of outstanding forward contracts was $9.3 million with a fair value of less than $0.1 million. As of November 30, 2014, the Company did not have any forward contracts. For forward contracts that are not designated as hedging instruments, changes in the fair value of these instruments are recognized in earnings immediately.

The Company does not enter into derivative instruments for trading or speculative purposes.

Accounts Receivable Allowance—The Company’s policy is to identify all customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating, and other relevant factors and to reserve the portion of such accounts receivable for which collection does not appear likely. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. The allowance for doubtful accounts was approximately $1.3 million and $1.4 million at November 30, 2015 and 2014, respectively.

The Company does not charge interest to its customers on past due accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

Inventories—Inventories are stated at the lower of cost or market on a consistent basis. All U.S. based inventory, which represents 48.4% of total inventory, is valued using the last-in, first-out (“LIFO”) method. The Company believes the LIFO method results in a better matching of costs and revenues. The remaining portions of inventories, which are located outside of the U.S., are valued using the first-in, first-out (“FIFO”) or an average cost method. Inventory costs include direct overhead, freight, and duty.

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued, or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. The policy has been applied on a consistent basis for all years presented. A sudden and unexpected change in design trends and/or material preferences could impact the carrying value of the Company’s inventory and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence, which applies primarily to our Engineered Surfaces segment, was $7.3 million and $7.6 million at November 30, 2015 and 2014, respectively.

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

Property, Plant, and Equipment—Property, plant, and equipment are recorded at cost. Construction in process is not depreciated until the asset is ready for its intended use and is placed into service. Refurbishment costs that extend the useful life of the asset are capitalized, whereas ordinary maintenance and repair costs are expensed as incurred. Interest expense incurred during the construction phase is capitalized as part of construction in process until the relevant projects are completed and placed into service.

Depreciation is computed principally using the straight-line method using depreciable lives as follows:

Years
Buildings and improvements	25 – 40
Machinery and equipment	5 – 15
Furniture and fixtures	3 – 10
Software	3 – 5

Leasehold improvements are depreciated over the shorter of the lease term, including any expected renewal periods that are probable to occur, or the estimated useful life of the improvement.

All of the Company’s long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized based on the difference between the estimated fair value of the asset or asset group and its carrying value. Impairment losses related to property, plant, and equipment for continuing operations of $19.4 million were recognized in 2015.

When specific actions to dispose of an asset or group of assets meet certain criteria, the underlying assets and liabilities are adjusted to the lesser of carrying value or fair value and, if material, they are reclassified into a “held for sale” category in the consolidated balance sheet or they are condensed and reported in other assets and liabilities.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually as of September 1 and whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. The first step identifies potential impairments by comparing the estimated fair value of a reporting unit with its carrying value, including goodwill and intangible assets. Fair value is typically estimated using a market approach method or a discounted cash flow analysis, which requires the Company to estimate future cash flows anticipated to be generated by the reporting unit, as well as a discount rate to measure the present value of the anticipated cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment charge is recognized. As of September 1, 2015, the estimated fair value of the Company's goodwill exceeds the carrying value. As of November 30, 2015, all of the Company's goodwill is associated with its Performance Chemicals segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note A—Description of Business and Significant Accounting Policies (Continued)

The impairment test for indefinite lived intangible assets consists of comparing the estimated fair value of the asset with its carrying value. The Company estimates the fair value of its indefinite lived intangible assets using a fair value model based on a market approach method or discounted future cash flows. If the carrying amounts exceed the estimated fair value, an impairment loss would be recognized in the amount of the excess. Key inputs used in determining the fair value of the trademarks/tradenames were expected future revenues and royalty rates, and accordingly, their fair value is impacted by selling prices, which for the Company is based in part on raw material costs. During the fourth quarter of 2015, the Company performed its annual impairment test for indefinite lived intangible assets and determined that there were no impairments of its indefinite lived intangible assets. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired and this could result in a charge to earnings. The estimated fair value of our trademarks/tradenames increased approximately $3.8 million or 9.6% during 2014 and decreased by approximately $4.9 million or 11.3% during 2015. A sensitivity analysis was performed on the Company's trademarks/tradenames assuming a hypothetical 100 basis point increase in the present value factor, which yielded an estimated fair value slightly above fair value, and a 200 basis-point increase in the present value factor, which yielded an estimated fair value slightly below book value for three of the indefinite-lived trademarks/tradenames. Key inputs used in determining the fair value of the trademarks/tradenames were expected future revenues and royalty rates, and accordingly their fair value is impacted by selling prices, which for the Company is based in part on raw material costs. The trademarks/tradenames continue to be important to the Company, and we continue to focus on long-term growth, however, if recent trends continue, the long-term assumptions relative to growth rates and profitability of the trademarks/tradenames may not be attained, which could result in an impairment to one or more of the Company's trademarks/tradenames.

Estimating future cash flows requires significant judgments and assumptions by management including sales, operating margins, royalty rates, discount rates, and future economic conditions. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may occur.

Finite lived intangible assets, such as customer lists, patents, trademarks, and licenses, are initially recorded at cost or estimated fair value when acquired as part of a business combination. with finite lives are amortized over their estimated useful lives with periods ranging from 3 to 53 years.

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

Gains or losses relating to foreign currency transactions are included in Other (income) expense, net in the consolidated statement of operations and consisted of a gain of $1.5 million in 2015 and $1.1 million in 2014 and expense of $0.6 million in 2013.

Income Taxes—The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities using the enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets, if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has not provided deferred tax liabilities on certain of its non-U.S. subsidiaries’ undistributed earnings as these undistributed earnings are treated by the Company as being permanently reinvested. To the extent that foreign earnings previously treated as permanently reinvested were to be repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company’s policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Determination of the amount of unrecognized deferred tax liabilities and related foreign withholding taxes are not practicable due to the complexities associated with this hypothetical calculation and the Company’s permanent reinvestment policy. As of November 30, 2015, the non-U.S. subsidiaries have a cumulative unremitted foreign loss position of $6.4 million, for which no deferred tax liability has been provided.

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

Note A—Description of Business and Significant Accounting Policies (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Operating Leases—Lease expense is recognized on a straight-line basis over the non-cancelable lease term, including any optional renewal terms that are reasonably expected to be exercised. Leasehold improvements related to these operating leases are amortized over the estimated useful life, or the non-cancelable lease term, whichever is shorter.

Capital Leases—Capital leases are recognized at the lower of fair market value or the present value of future minimum lease payments with a corresponding amount recognized in property, plant, and equipment. Depreciation on assets under capital leases is included in depreciation expense. Current portions of capital lease payments are included in Amounts due banks and non-current capital lease obligations are included in Long-term debt in our Consolidated Balance Sheets. The Company has two leased assets, land and the building for its corporate headquarters, which are classified as capital leases with a present value of minimum lease payments of $17.2 million as of November 30, 2015. The lease for the land commenced in November 2013 and expires in 20 years at which time the Company can acquire the land for a nominal amount. The lease for the building commenced in November 2014 and expires in 22 years at which time the Company receives the building at no cost.

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

Earnings Per Share—The Company uses the two-class method for computing earnings per share where participating securities are included in the computation of earnings per share. Participating securities include unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or not. The Company did not have any participating securities outstanding during 2015 and 2014, and less than $0.1 million outstanding in 2013.

Accounting Standards Adopted in 2015

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position based on an analysis of each taxpaying component within a jurisdiction. This ASU would be effective for the Company December 1, 2017, however the Company has elected to early adopt this ASU prospectively beginning for the year ended November 30, 2015, as is permitted under the standard. Due to the prospective treatment, prior periods presented in these financial statements have not been adjusted. The adoption of this ASU did not have an impact on the Company's financial position.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for reporting discontinued operations. To qualify as a discontinued operation under the amended guidance, a component or group of components of an entity that has been disposed of or is classified as held for sale must represent a strategic shift that has or will have a major effect on the entity's operations and financial results. This guidance also expands related disclosure requirements. This guidance was effective for fiscal year beginning after December 15, 2014. The adoption of this guidance did not have an impact on the Company's financial position.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which amends ASC 740, “Income Taxes.” This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. This ASU was effective for the Company December 1, 2014. The adoption of this ASU did not have a material impact on the Company's financial position.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income,” which requires companies to provide information about the amounts reclassified out of accumulated comprehensive income by component as well as requiring additional disclosures for these amounts. This ASU was effective for the Company on December 1, 2013. The adoption of this ASU did not have an impact on the Company's financial position, results of operations, or cash flows.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company December 1, 2018. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations, and cash flows.

In April 2015, the FASB issued 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which expands upon the guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company expects the adoption of this guidance to impact the classification of deferred financing fees on its balance sheet, but it will not impact the Company's financial position, results of operations or cash flows.

Note A—Description of Business and Significant Accounting Policies (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. This new guidance eliminates the requirement to retrospectively account for such adjustments. This new guidance is effective for our fiscal year commencing on December 1, 2016, and early adoption is permitted in certain circumstances. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements. Where possible, the Company plans on adopting this simplifying guidance early. Given that this guidance applies to entity specific transactions and would only become relevant in certain circumstances, the Company is unable to estimate the impact, if any, this new guidance may have on the financial position, results of operations, and cash flows.

In March 2013, the FASB issued ASU No. 2013-05 “Foreign Currency Matters,” which provides guidance on when to release the cumulative currency translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity. This ASU was effective for the Company on December 1, 2014. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note B—Discontinued Operations

The Company sold its commercial wallcovering businesses during the first half of 2012 to J. Josephson, Inc., a private commercial wallcovering producer based in New Jersey, United States. As a result of extensive negotiations, during May 2015, J. Josephson Inc. agreed to reimburse the Company for a 2014 claim paid by the Company to a former wallcovering customers. The Company recognized a gain of $0.9 million, net of tax, which is included in results for discontinued operations of the Company's consolidated statement of operations.

There were no net sales of the discontinued businesses in 2015 or 2014 and for 2013 net sales were $2.1 million. Income before income taxes for the discontinued businesses were $1.5 million in 2015 and losses before income taxes were $1.0 million and $1.5 million for 2014 and 2013, respectively.

Note C—Asset Sales

During July 2013, the Company sold the land and building of its Columbus, Mississippi facility to the Columbus Business Center LLC, for $1.9 million and all of the equipment of that facility for $2.3 million. Proceeds from the sale were comprised of cash of $1.1 million and a note receivable with a notional amount of $3.1 million. In May 2014, the Company received full payment of the note receivable. The Company accounted for the land and building sale using the deposit method, as required under ASC 360, "Property, Plant, and Equipment - Real Estate Sales" and accordingly, the book value of the land and building was included in the Company's Property, Plant, and Equipment at November 30, 2013 (see Note L - Property, Plant, and Equipment, Net). The Company recognized a gain of $1.4 million related to the sale of the equipment component of this transaction during the third quarter of 2013. In a separate transaction, the Company entered into a long-term lease with the buyer to lease a portion of the facility through the end of 2018, which will be used as a distribution facility for the Coated Fabrics business.

During the fourth quarter of 2013, the Company sold its idled Taicang, China facility for $5.1 million in cash. The Company recognized a gain of $3.5 million for this transaction.

Note D—Restructuring and Severance

The following table is a summary of restructuring and severance charges for 2015, 2014, and 2013:

	2015	2014	2013
	(Dollars in millions)
Severance expense	$5.9	$.8	$4.5
Closure costs	—	.1	2.6
Total	$5.9	$.9	$7.1

During 2015, the Engineered Surfaces segment recognized restructuring and severance costs of $1.5 million primarily related to workforce reductions and closure costs, the Performance Chemicals segment recognized $4.3 million of severance costs related to workforce reductions, and Corporate recognized $0.1 million of severance costs related to workforce reductions. All costs are expected to be paid by the end of the third quarter of 2016.

During 2014, the Engineered Surfaces segment recognized restructuring and severance costs related to its continuing operations of $0.4 million primarily related to workforce reductions and plant closure costs and the Performance Chemicals segment recognized $0.5 million of severance costs related to workforce reductions. All of the costs were paid during 2014.

Note D—Restructuring and Severance (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	November 30,	2015		November 30,
	2014	Provision	Payments	2015
	(Dollars in millions)
Performance Chemicals	$—	$4.3	$2.9	$1.4
Engineered Surfaces	—	1.5	.7	.8
Corporate	—	.1	—	.1
Total	$—	$5.9	$3.6	$2.3

Note E—Asset Impairment

During 2015, the Company recognized $19.4 million of asset impairments which includes an impairment on the Company's non-core India business of $18.3 million, an impairment on land at the Company's former headquarter location of $0.6 million and other asset impairments of $0.5 million on assets that were idled during 2015. The impairment primarily related to the Performance Chemical's India business which the Company's management during November 2015 committed to a plan to sell the assets. The Company recognized an impairment charge to write-down the net assets of this disposal group to its expected sales price after considering costs to sell. Additionally, the assets and liabilities of this business are considered as held for sale and are included in Other Current Assets and Other Current Liabilities, respectively. The company utilized unobservable inputs in determining the magnitude of the non-recurring impairment representing level 3 inputs in the fair value hierarchy.

At November 30, 2015 the India operation comprised the following assets and liabilities.

Assets classified as held for sale
(dollars in millions)	November 2015
Cash	$1.0
Accounts receivable	.2
Other current assets	.8
Inventories	.2
Total current assets	2.2

Deferred tax assets	2.8
Total assets	$5.0

Liabilities classified as held for sale
(dollars in millions)
Short-term debt	$1.5
Accounts payable	.8
Other payables	1.8
Total current liabilities	4.1

Deferred tax liabilities	3.0
Other non-current liabilities	0.3
Total liabilities	$7.4

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

Note F—Other Expense (Income)

Included in other expense (income) in 2015 were operational development costs of $5.4 million, environmental remediation costs of $3.0 million, shareholder activist costs of $1.9 million, which was partially offset by gains on foreign currency transactions of $1.5 million, sales of scrap material of $1.1 million and net other income $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note F—Other Expense (Income) (Continued)

Included in other expense (income) in 2014 were income from scrap material sales of $1.8 million, a gain on settlement of notes receivable of $1.1 million, gain on foreign currency transactions of $1.1 million, and interest income of $0.8 million, partially offset by miscellaneous non-income tax expense of $1.1 million, environmental remediation costs of $1.0 million, and other of $0.3 million.

Included in other expense (income) in 2013 were insurance recovery proceeds of $0.8 million in settlement of a business interruption claim and a non-cash impairment charge of $0.9 million for a note receivable to reflect the balance of the note at fair value.

Note G—Income Taxes

The components of (loss) income from continuing operations before income taxes are as follows:

	Years Ended November 30,
	2015	2014	2013
	(Dollars in millions)
(Loss) Income from Continuing Operations Before Income Taxes
U.S.	$(11.2)	$(1.7)	$13.6
Foreign	(9.9)	13.4	12.9
	$(21.1)	$11.7	$26.5

	Years Ended November 30,
	2015	2014	2013
	(Dollars in millions)
Income Tax Benefit (Expense)
Current
U.S. Federal	$(.6)	$—	$1.1
U.S. State and Local	(.2)	(.2)	(.2)
Foreign	(2.7)	(4.5)	(3.0)
	(3.5)	(4.7)	(2.1)
Deferred
U.S. Federal	4.0	5.6	(6.1)
U.S. State and Local	(.2)	(.3)	(.9)
Foreign	2.1	(.2)	3.1
	5.9	5.1	(3.9)
Income Tax (Benefit) Expense	$2.4	$.4	$(6.0)

	Years Ended November 30,
	2015	2014	2013
Effective Income Tax Rate
Tax at Federal statutory rate	35.0%	35.0%	35.0%
Valuation allowance (reversal)	(2.6)	(49.7)	.4
Foreign taxes at different rates	12.8	(22.5)	(11.2)
Permanent items	.9	1.8	1.2
U. S. tax deemed dividend	—	10.8	—
Non-deductible executive compensation	(1.0)	2.4	3.7
Changes in deferred taxes	.1	6.6	.7
Uncertain tax positions	4.3	—	(7.6)
State taxes	(2.0)	4.2	4.1
Foreign withholding tax	(3.3)	5.5	—
Foreign stock sale	—	—	(2.2)
Non-deductible impairment	(29.3)	—	—
Tax credits	—	(3.0)	(3.7)
Foreign non-deductible interest	(4.4)	2.4	1.1
Other, net	.9	3.1	1.1
Effective Income Tax Rate	11.4%	(3.4)%	22.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note G—Income Taxes (Continued)

As of November 30, 2015, the Company’s effective tax rate was a benefit of 11.4% on the global pretax loss of $21.1 million. The primary item reducing the overall global tax benefit by 29.3% relates to an impairment which is permanently non-deductible for tax purposes. This is partially offset by a 12.8% effective tax benefit related to foreign taxes in jurisdictions in which the tax rate is lower than the US federal statutory rate. The primary jurisdictions in which rates are significantly lower than the U.S. are Luxembourg, Thailand and China. The reductions related to foreign taxes in these jurisdictions were 10%, 3% and 2%, respectively.

Deferred Taxes

	November 30,
	2015		2014
(Dollars in millions)	Assets	Liabilities	Assets	Liabilities
Accrued estimated costs	$9.2	$—	$7.0	$—
Goodwill and intangible assets	—	22.6	—	26.7
Depreciation	—	14.0	—	20.0
Pension	30.8	—	40.5	—
NOLC’s and other carryforwards	56.6	—	57.4	—
Post-retirement employee benefits	4.5	—	5.5	—
Other	4.0	—	1.0	—
Valuation allowance	(10.2)	—	(11.1)	—
Deferred Taxes	$94.9	$36.6	$100.3	$46.7

As of November 30, 2015, the Company had approximately $107.4 million of U.S. federal net operating loss carryforwards (NOLCs), $112.4 million of state and local NOLCs, $0.2 million of foreign tax credit carryforwards, and $0.4 million of AMT credit carryforwards. The $112.4 million of state and local NOLCs have a realizable deferred tax asset value of $4.4 million. During the year ended November 30, 2015, the Company utilized approximately $8.2 million of federal net operating loss carryforward. The majority of the federal, state and local NOLCs will expire in tax years 2021 through 2034 while the foreign tax credit carryforwards will expire in the tax years 2016 through 2022. As of November 30, 2015, the Company had approximately $51.0 million of foreign NOLCs of which $41.4 million have an indefinite carryforward period. Of the $41.4 million foreign NOLCs which have an indefinite carryforward period, $29.9 million have a valuation allowance provided against them as the Company does not anticipate utilizing these carryforwards. Cash paid for income taxes in 2015, 2014 and 2013 was $3.8 million, $3.9 million and $4.4 million, respectively, and related primarily to state and foreign income taxes.

There were no unrecognized tax positions at November 30, 2015. The total unrecognized tax benefits were $0.6 million at November 30, 2014. There were no interest and penalties recognized in the statement of financial position at November 30, 2015 and $0.4 million recognized during 2014. The amount of unrecognized tax benefits which impacted the Company's effective tax rate in 2015 was $0.6 million. There were no unrecognized tax benefits, which impacted the Company's effective tax rate in 2014. The amount of unrecognized tax benefits which impacted the Company's effective tax rate in 2013 was $1.9 million.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties is as follows:

	Years Ended November 30,
	2015	2014	2013
	(Dollars in millions)
Opening balance December 1	$.6	$0.8	$4.3
Increase based on tax positions related to prior year	—	—	—
Decrease based on tax positions in the prior year	—	—	(.4)
Reduction due to lapse of statue of limitations	(.6)	(.2)	(3.1)
Currency translation effects	—	—	—
Ending balance November 30	$—	$.6	$.8

Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. For the year 2015, the Company recognized $0.4 million income tax benefit related to interest and penalties. The Company recognized no income tax expense related to interest and penalties in 2014 and recognized an income tax benefit of $0.7 million in 2013.
 With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note H—Accumulated Other Comprehensive (Loss) Income

The components of Accumulated Other Comprehensive (Loss) Income are as follows:

	November 30,
	2015	2014	2013
	(Dollars in millions)
Foreign currency translation adjustments	$(30.2)	$(10.3)	$0.2
Employee benefit plans	(105.7)	(118.5)	(88.8)
Accumulated other comprehensive loss	$(135.9)	$(128.8)	$(88.6)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive (loss) income:

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
	(Dollars in millions)
Balance November 30, 2012	$(2.2)	$(112.5)	$(114.7)

Other comprehensive earnings (loss) before reclassifications	2.4	21.4	23.8
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	2.3	2.3
Balance November 30, 2013	$0.2	$(88.8)	$(88.6)

Other comprehensive earnings (loss) before reclassifications	(10.5)	(31.0)	(41.5)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	1.3	1.3
Balance November 30, 2014	$(10.3)	$(118.5)	$(128.8)

Other comprehensive earnings (loss) before reclassifications	(19.9)	10.1	(9.8)
Amounts reclassified from accumulated other comprehensive earnings (loss)	—	2.7	2.7
Balance November 30, 2015	$(30.2)	$(105.7)	$(135.9)

Note I—Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution, and does not include participating securities for any year (in millions, except per share amounts):

	Years Ended November 30,
	2015	2014	2013
Numerator
(Loss) Income from continuing operations	$(18.7)	$12.1	$20.5
Income (loss) from discontinued operations, net of tax	.9	(.6)	(.9)
Net (loss) income	$(17.8)	$11.5	$19.6

Denominator (shares in millions)
Denominator for basic earnings per share - weighted average shares outstanding	45.3	46.3	46.1
Effect of dilutive securities	0.4	0.8	0.5
Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	45.7	47.1	46.6

Basic and Diluted Income (Loss) Per Share
(Loss) income from continuing operations	$(.41)	$.26	$.44
Income (loss) from discontinued operations, net of tax	$.02	$(.01)	$(.02)
Net (loss) income	$(.39)	$.25	$.42

The Company previously displayed earnings per share under the Two-Class Method as a result of participating securities, which expired during 2013 and the requirement to allocate earnings between common shareholders and other shareholders which is no longer required and therefore have no impact on weighted average shares outstanding. Certain options to purchase common stock and unearned restricted stock of the Company were anti-dilutive and consisted of 0.1 million shares during both 2014 and 2013. There were no anti-dilutive shares related to share-based incentive compensation that were excluded from the computation of dilutive weighted-average shares outstanding in 2015 as they would have had an anti-dilutive effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note J—Accounts Receivable

The Company’s net accounts receivable of $105.3 million are generally unsecured. There was no customer who represented more than 10% of the Company’s net trade receivables at November 30, 2015 or 2014. The allowance for doubtful accounts was $1.3 million and $1.4 million at November 30, 2015 and 2014, respectively. Write-offs of uncollectible accounts receivable totaled $0.3 million, $0.9 million, and $0.2 million in 2015, 2014, and 2013, respectively. The provision for bad debts was $0.2 million, $0.3 million, and $0.0 million in 2015, 2014, and 2013, respectively.

Note K—Inventories

	November 30,
	2015	2014
	(Dollars in millions)
Raw materials and supplies	$34.7	$41.7
Work-in-process	4.9	6.6
Finished products	60.7	72.5
Acquired cost of inventories	100.3	120.8
Excess of acquired cost over LIFO cost	(11.1)	(20.5)
Obsolescence reserves	(7.3)	(7.6)
Inventories	$81.9	$92.7

Inventories valued using the LIFO method represented $50.4 million, or 48.4%, and $62.0 million, or 51.4%, of inventories at November 30, 2015 and 2014, respectively.

In 2015 and 2014, inventory quantities declined in both segments resulting in a partial liquidation of LIFO inventory layers carried at lower costs prevailing in prior years compared to the costs of current year purchases. The effect of this partial liquidation decreased cost of products sold by $9.5 million and $1.2 million in 2015 and 2014, respectively. The partial liquidation resulted in a decrement in the LIFO inventories of $1.5 million.

Note L—Property, Plant and Equipment, Net

	November 30,
	2015	2014
	(Dollars in millions)
Land	$16.5	$17.7
Building and improvements	140.7	141.2
Machinery and equipment	425.5	411.6
Construction in progress	16.1	26.8
	598.8	597.3
Accumulated depreciation	(383.9)	(358.9)
Property, Plant, and Equipment, Net	$214.9	$238.4

As of November 30, 2015, included in Land and Buildings and improvements are $3.0 million and $13.4 million, respectively, of assets under capital leases.

Depreciation expense was $30.3 million, $29.5 million, and $28.0 million in 2015, 2014, and 2013, respectively. Included in depreciation expense is $26.0 million, $23.4 million, and $22.2 million in 2015, 2014, and 2013, respectively, related to depreciation of manufacturing facilities and equipment.

As of November 30, 2015 and 2014, the Company had $2.8 million and $3.1 million, respectively, of unamortized software costs included in machinery and equipment, primarily related to an Enterprise Resource Program (ERP) system. Depreciation expense of software costs was $1.0 million, $0.6 million, and $0.7 million in 2015, 2014, and 2013, respectively. The Company is depreciating these costs over five years.

Included in depreciation expense in 2015 is $5.8 million of accelerated depreciation expense related to the conversion of the plant in Calhoun, Georgia to a distribution center and the transfer of styrene butadiene capacity in Mogadore, Ohio to the Green Bay, Wisconsin plant. Included in depreciation expense in 2014 is $2.2 million of accelerated depreciation expense related to the Akron, Ohio assets for which production is being transferred to another Performance Chemicals facility in an effort to consolidate, upgrade, and improve processes. The Calhoun, Georgia assets will be fully depreciated by the end of the first quarter of 2016, consistent with their continued use during the transition period. The Mogadore, Ohio assets were fully depreciated as of November 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note M—Goodwill and Other Intangible Assets

Goodwill

The following table reflects changes in the carrying value of goodwill:

(Dollars in millions)
Balance November 30, 2013	$88.9
Currency translation adjustment	(3.5)
Balance November 30, 2014	85.4
Acquisitions	1.6
Currency translation adjustment	(6.2)
Balance November 30, 2015	$80.8

Intangible Assets

The following table summarizes the Company’s intangible assets as of November 30, 2015 and 2014:

	November 30, 2015		November 30, 2014		Weighted Average Life at
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	November 30, 2015
	(Dollars in millions)
Finite-lived intangible assets
Patents	$19.5	$16.7	$21.3	$17.1	1.8
Trademarks	7.9	7.1	7.5	6.9	9.3
Technical know-how	5.6	4.3	5.1	4.2	36.9
Customer lists	32.9	13.4	36.6	12.0	6.9
Land use rights	6.9	1.1	6.4	1.0	58.1
Other	1.9	1.9	1.9	1.9	0.0
Sub-total	$74.7	$44.5	$78.8	$43.1	15.8
Indefinite lived intangible assets
Trademarks	30.7	—	30.7	—	N/A
Total intangible assets	$105.4	$44.5	$109.5	$43.1

Amortization expense for finite-lived intangible assets was $3.7 million, $5.3 million, and $5.6 million for the years ended November 30, 2015, 2014, and 2013, respectively. During 2013, the Company recognized an impairment loss of $0.2 million for one of its trademarks.

The following table summarizes expected future annual amortization expense for the Company’s finite-lived intangible assets:

(Dollars in millions)
2016	$4.6
2017	4.4
2018	3.1
2019	3.1
2020	3.1
Thereafter	11.9
Total	$30.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Debt and Credit Lines

Amounts Due Banks

Amounts due banks consist of the following debt obligations that are due within the next twelve months:

	November 30,
	2015	2014
	(Dollars in millions)

Capital lease obligations	$.5	$.4
$200 million Term Loan B – current portion (interest at 4.25%)	2.0	2.0
Foreign subsidiaries borrowings (interest at 10.2% - 12.9%)	—	3.2
Total	$2.5	$5.6

The Company maintains borrowing facilities at certain foreign subsidiaries, which consist of working capital credit lines and facilities for the issuance of letters of credit. As of November 30, 2015, total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $17.7 million, of which $0.4 million was utilized as letters of credit issued. During the same period, there were $1.5 million of foreign borrowings not included in the working capital credit lines as they were classified as other liabilities in connection with assets held for sale. As of November 30, 2014, total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $22.9 million, of which $3.2 million had been utilized as borrowings and $1.1 million was utilized as letters of credit issued.

The Company’s long-term debt consists of the following:

	November 30,
	2015	2014
	(Dollars in millions)
$200 million Term Loan B (interest at 4.25%)	$190.0	$192.0
Senior Unsecured Notes (interest at 7.875%)	150.0	200.0
Capital lease obligations	17.2	17.6
Senior Revolving Credit Facility (interest at 1.99%)	—	—
	357.2	409.6
Less: current portion	(2.5)	(2.4)
Unamortized original issue discount	(.5)	(0.8)
Total long-term Debt	$354.2	$406.4

The following table reflects payments on long-term debt (excluding capital lease obligations) through maturity:

(Dollars in millions)
2016	$2.0
2017	$2.0
2018	$336.0

Senior Unsecured Notes

The Senior Unsecured Notes ("Senior Notes") have a face value of $150.0 million with a 7.875% interest rate, which is payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. The Company is permitted to redeem a portion of the outstanding Senior Notes any time after October 31, 2014 at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes. During the fourth quarters of 2015 and 2014, the Company redeemed $50.0 million of the outstanding Senior Notes for which it paid redemption premiums of $1.0 million and $2.0 million, respectively, which is included in interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Debt and Credit Lines (Continued)

Term Loan

The Company has a $200 million Term Loan (“Term Loan”) (balance of $190.0 million on November 30, 2015), which was amended on March 7, 2013. The amendment extended the maturity date of the Term Loan by one year, to May 31, 2018, and reduced the borrowing spreads as described below. The Term Loan is secured by all real property and equipment of the Company's U.S. facilities and guaranteed by the material U.S. subsidiaries of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a Eurodollar rate or a base rate, in each case, plus an applicable margin. The Eurodollar rate is a periodic fixed rate equal to the London Inter Bank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the Eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50% or (iii) the one month Eurodollar rate plus 1.0%, subject to a floor of 2.25%. The applicable margin for the base rate is 2.00%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company was not required to make any excess free cash flow payments for 2015 or 2014. The Company can prepay any amount at any time without penalty upon proper notice and subject to a minimum dollar requirement.

Prepayments will be applied towards any required annual excess free cash flow payment. Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 2.5 to 1. The Company is in compliance with this covenant with a senior secured net leverage ratio of 2.0 to 1 at November 30, 2015. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $80.6 million for 2015 which provided a cushion of approximately $16.0 million for covenant measurement purposes.

The Company issued the Term Loan in 2010 at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

Senior Revolving Credit Facility

The Company also has a Senior Secured Revolving Credit Facility (“Facility”), with potential availability of $100 million, which can be increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility was amended on April 5, 2013. The Facility matures December 9, 2017. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sub-limit for the issuance of commercial and standby letters of credit and a $10 million sub-limit for swingline loans. Outstanding letters of credit on November 30, 2015 were $0.4 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average amount available for borrowing under the Facility during the Company's fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during any quarter of 2015 and averaged $65.9 million during the fourth quarter of 2015.

Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a Eurodollar rate, in each case, plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 0.50%. The Eurodollar rate is a periodic fixed rate equal to LIBOR. Applicable margins are based on the Company’s average daily excess availability during the previous fiscal quarter. If average excess availability is greater than or equal to $50 million, the applicable margin will be 1.75% on Eurodollar loans and 0.75% on base rate borrowings. If average excess availability is greater than or equal to $25 million but less than $50 million, the applicable margin will be 2.0% on Eurodollar loans and 1.0% on base rate borrowings. If average excess availability is less than $25 million, the applicable margin will be 2.25% on Eurodollar loans and 1.25% on base rate borrowings. The commitment fee for unused credit lines will be0.25% if outstanding borrowings on the Facility are greater than or equal to 50% of the maximum revolver amount and 0.375% if outstanding borrowings are less than 50% of the maximum revolver amount.

At November 30, 2015, the Company had $92.9 million of eligible inventory and receivables to support the borrowing base, which is capped at $100 million under the Facility. At November 30, 2015, letters of credit outstanding under the Facility were $0.4 million, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $62.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note N—Debt and Credit Lines (Continued)

Capital Lease Obligations

At November 30, 2015, the Company's commitments under capital leases was $17.2 million.

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of November 30, 2015.

Year Ending November 30:	(Dollars in millions)
2016	$1.2
2017	1.4
2018	1.5
2019	1.5
2020	1.5
Thereafter	19.5
Total minimum lease payments	26.6
Less: Amount representing estimated executory costs	.7
Net minimum lease payments	25.9
Less: Amount representing interest	8.7
Present value of minimum lease payments	$17.2

Deferred Financing Fees

Deferred financing costs incurred in connection with the issuance of the Senior notes, the Term Loan and the Facility are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs was $2.0 million, $2.3 million, and $2.3 million for 2015, 2014, and 2013, respectively. As a result of redeeming $50.0 million of its Senior Notes in November of both 2015 and 2014, the Company wrote-off $0.6 million and $0.8 million, respectively, of existing deferred financing fees. As a result of the refinancing actions relating to the Term Loan and the Facility during the second quarter of 2013, the Company incurred $1.2 million of fees, of which $0.9 million were expensed in the second quarter of 2013 and the remainder were recognized as deferred financing fees to be amortized over the term of the debt. Additionally, $0.4 million of existing deferred financing fees and $0.2 million of existing deferred original issue discount fees were written off in 2013.

The weighted-average interest rate on the Company’s debt was 6.0% for 2015 and 6.3% for 2014.

Cash paid for interest was $24.9 million, $30.9 million, and $29.7 million for 2015, 2014, and 2013, respectively. Included in 2015 and 2014 is the premium paid on the partial redemption of the Senior Notes as described previously.

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

Historically, the Company has used a single weighted-average discount rate approach to develop the interest and service cost components of the net periodic benefit costs. This method represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date such that the aggregate present value equals the obligation. During the fourth quarter of 2015, the Company adopted certain amendments to alter the method previously used for its U.S. plans. The Company has elected to utilize an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The election and adoption of this method will provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change in method will result in a decrease in the service and interest components for benefit cost starting in 2016. The spot rates used to determine service and interest costs ranged from 1.14% to 5.07%. The ultimate spot rate used to discount cash flows beyond 30 years is 4.68%. Based on current economic conditions, the Company estimates that the service cost and interest cost for the U.S. plans will be reduced by approximately $2.3 million in 2016 as a result of the change in method. The Company has accounted for this action as a change in estimate and accordingly has accounted for it on a prospective basis.

The use of disaggregated discount rates results in a different amount of Interest Cost compared to the traditional single weighted-average discount rate approach because of different weightings given to each subset of payments. The use of disaggregated discount rates affects the amount of Service Cost because the benefit payments associated with new service credits for active employees tend to be of longer duration than the overall benefit payments associated with the plan’s benefit obligation. As a result, the payments would be associated with longer-term spot rates on the yield curve, resulting in lower present values than the calculations using the traditional single weighted-average discount rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Defined Benefit Plans

The Company’s defined benefits plans generally provide benefits based on years of service and compensation for salaried employees and under negotiated non-wage based formulas for union-represented employees.

Changes in benefit obligations and plan assets are as follows:

	2015	2014
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$333.8	$284.0
Service cost	1.4	1.5
Interest cost	12.9	13.1
Curtailments	(.5)	—
Actuarial loss (gain)	(34.7)	52.5
Settlement	(.2)	—
Benefits paid net of retiree contributions	(28.2)	(16.1)
Exchange rate changes	(2.0)	(1.2)
Benefit Obligation at End of Year	$282.5	$333.8

Change in Plan Assets
Fair value of plan assets at beginning of year	$221.8	$216.3
Actual return on assets	(2.2)	16.3
Employer contributions	5.7	4.1
Employee contributions	—	.4
Plan combinations	—	.8
Benefits and expenses paid net of retiree contributions	(28.2)	(16.1)
Fair Value of Plan Assets at End of Year	$197.1	$221.8
Funded Status at November 30	$(85.4)	$(112.0)
Amounts Recognized in the Consolidated Balance Sheets
Current liability	$(.5)	$(1.2)
Non-current liability	(84.9)	(110.8)
Net Amount Recognized	$(85.4)	$(112.0)

As of November 30, 2015 and 2014, the amounts included in Accumulated Other Comprehensive Income (Loss) that have not yet been recognized in net periodic benefit cost consist of:

	2015	2014
	(Dollars in millions)
Net actuarial loss	$(137.0)	$(159.9)
Prior service credits	$.1	$.1

The after-tax amount of unrecognized net actuarial loss at November 30, 2015 was $123.9 million. The estimated net loss for defined benefit plans that will be amortized from Accumulated Other Comprehensive Income (Loss) during 2016 is $4.6 million.

 Net Periodic Benefit Cost

	2015	2014	2013
	(Dollars in millions)
Net Periodic Benefit Cost
Service costs for benefits earned	$1.4	$1.5	$1.7
Interest costs on benefit obligation	12.9	13.1	12.3
Assumed return on plan assets	(15.7)	(14.9)	(14.7)
Amortization of net loss	5.4	3.9	5.0
Curtailment (gain) loss	(0.4)	—	—
Total	$3.6	$3.6	$4.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

 Note O—Employee Benefit Plans (Continued)

The Company made $5.7 million and $4.1 million in contributions to its plans during 2015 and 2014, respectively. The Company anticipates that it will be required to make a contribution to its pension plans of $6.5 million in 2016. The Company anticipates pension expense to be approximately $.7 million in 2016 reflecting the impact of the change in accounting policy previously disclosed.

Future service benefits are frozen for all participants under the Company's U.S. defined benefit plan. All benefits earned by affected employees through the effective dates of the freezes have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document.

Estimated future benefit payments to retirees from the Company's pension plans are as follows: 2016 - $18.0 million, 2017 - $16.3 million, 2018 - $16.7 million, 2019 - $17.2 million, 2020 - $17.7 million, and thereafter $91.1 million.

Information regarding pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	2015	2014
	(Dollars in millions)
U.S. Pension Plans
Projected benefit obligation	$271.2	$320.5
Accumulated benefit obligation	$271.2	$320.5
Fair value of plan assets	$196.1	$220.7
Non-U.S. Pension Plans
Projected benefit obligation	$11.3	$13.3
Accumulated benefit obligation	$8.1	$9.8
Fair value of plan assets	$1.0	$1.1

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s defined benefit plans as of November 30, 2015 and 2014 were as follows:

	Pension Plans
	2015	2014
Weighted Average Assumptions
Discount rate used for liability determination	4.29%	4.01%
Annual rates of salary increase (non-U.S. plans)	3.77%	3.67%
Measurement date	11/30	11/30

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s defined benefit plans as of November 30, 2015, 2014, and 2013 were as follows:

	Pension Plans
	2015	2014	2013
Weighted Average Assumptions
Discount rate used for expense determination	4.01%	4.74%	4.10%
Assumed long-term rate of return on plan assets	7.75%	7.75%	7.75%
Annual rates of salary increase (non-U.S. plans)	3.67%	3.56%	3.40%

The discount rate used for the liability measurement reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used spot rates on a yield curve matching benefit payments to determine the weighted average discount rate that would be applied in determining the benefit obligation at November 30, 2015. The increase in the discount rate used in 2015 is due to higher yields on investments used in establishing the yield curve as compared to the prior year. The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolios. The asset class return is developed using historical asset return performance, as well as current market conditions, such as inflation, interest rates, and equity market performance. The rate of compensation increase is based on management's estimates using historical experience and expected increases in rates.

In 2014, the Company adopted the Society of Actuaries' ("SOA") RP-2014 mortality tables with a generation projection scale of MP-2014 to determine the Company's 2014 liability for its U.S. pension plans. These tables were released late in 2014. This table, along with the change in the discount rate, contributed to the increase in the actuarial loss recognized during 2014 and the increase in the projected benefit obligation. During 2015, the Company reviewed the SOA tables and adopted a modified version of the RP-2014 table and selected industry specific tables that better match the company's business characteristics (for the Performance Chemicals segment - the Chemical, Oil & Gas and Utilities industry table and for the Engineered Surfaces segment, the Consumer Goods and Food & Drink industry table). Due to the change in the mortality tables in 2015, the Company recognized an actuarial gain of approximately $15.6 million and a decrease in its projected benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Pension Plans Assets

The Company’s defined benefit plans are funded primarily through asset trusts or through general assets of the Company. The Company employs a total return on investments approach for its U.S. defined benefit pension plan assets. A mix of equity securities, fixed income securities, and alternative investments are used to maximize the long-term rate of return on assets for the level of acceptable risk. Asset allocation at November 30, 2015, target allocation for 2015, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets At November 30,		Weighted-Average Expected Long-Term Rate Of Return
	2015	2015	2014
Equity securities	52%	49%	56%	4.2%
Fixed income securities	18%	18%	31%	1.1%
Real estate partnerships	10%	12%	2%	.8%
Other	20%	21%	11%	1.6%
Total	100%	100%	100%	7.75%

Included in Other are hedge funds and short-term money market funds.

The following tables set forth, by level within the fair value hierarchy, the U.S. defined benefit plans’ assets at November 30, 2015 and November 30, 2014:

	Total	Level 1	Level 2	Level 3
2015		(Dollars in millions)
Money market funds	$.1	$.1	$—	$—
Registered investment companies:
Equity mutual funds	105.2	105.2	—	—
Fixed income mutual funds	34.2	34.2	—	—
Total registered Investment companies	139.4	139.4	—	—
Collective trust funds:
Collateralized loan obligations	31.9	—	—	31.9
Total collective trust funds	31.9	—	—	31.9
Real estate partnerships	24.7	—	—	24.7
	$196.1	$139.5	$—	$56.6

2014
Money market funds	$.7	$.7	$—	$—
Registered investment companies:
Equity mutual funds	123.1	123.1	—	—
Fixed income mutual funds	69.5	69.5	—	—
Total registered Investment companies	192.6	192.6	—	—
Collective trust funds:
Collateralized loan obligations	22.9	—	—	22.9
Total collective trust funds	22.9	—	—	22.9
Real estate partnerships	4.5	—	—	4.5
	$220.7	$193.3	$—	$27.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

A reconciliation of the beginning and ending Level 3 measurements is as follows:

	Total	Collective Trusts	Real Estate Partnerships
	(Dollars in millions)
Beginning balance, December 1, 2013	$37.5	$32.4	$5.1
Redemptions	(12.0)	(12.0)	—
Unrealized net gains or losses included in funded status	1.9	2.5	(.6)
Ending balance, November 30, 2014	$27.4	$22.9	$4.5
Additions	32.0	11.0	21.0
Redemptions	(2.8)	—	(2.8)
Unrealized net gains or losses included in funded status	—	(2.0)	2.0
Ending balance, November 30, 2015	$56.6	$31.9	$24.7
For Level 3 investments in the Company's U.S. defined benefit plan, the Benefits Committee, which is comprised of certain executives of the Company, uses third party services as the primary basis for valuation of these investments. The third party services do not provide access to valuation models, inputs, and assumptions. Accordingly, the Benefits Committee conducts a review of a variety of factors including internal controls reports and financial statements of the investment, economic conditions, industry and market developments, and overall credit ratings, as well as utilizing a vendor review of the fund in assessing the propriety of the estimated fair value.
The following table summarizes the quantitative inputs and assumptions used for items categorized as recurring Level 3 assets not reported at a NAV as of November 30, 2015.

Financial Assets	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges
(Dollars in Millions)
Real estate partnerships (not reported at NAV)	$1.6	Discounted cash flow analysis	Discount rate	6.75% - 13.0%
			Exit capitalization rate	6.43% - 10.0%
			DCF term (years)	10 - 12
	—	Appraisals	Comparable sales	N/A
$1.6

The following table sets forth a summary of the Plan’s investments with a reported NAV, which is a practical expedient to estimating fair value, as of November 30, 2015 (dollars in millions).

Fair Value
SEI Structured Credit Collective Fund(a)	$22.2
Energy Debt Collective Investment Trust(b)	$9.7
Core Property Collective Investment Trust(c)	$23.1

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

(b)
The SEI Energy Debt Collective Funds seeks to generate high total returns by primarily investing in debt securities of U.S. and international energy companies denominated in U.S. dollars. The Fund will invest in investment grade bonds, below investment grade bonds, loans, rights issues, or equities of U.S. companies.  Equity investments will be limited. In most cases, equity investments will be attached to a debt investment for extending credit or if received in a restructuring, though the Sub-Adviser is permitted to add-on to an existing equity position through a secondary market transaction.

(c)
The SEI Core Property Fund, (the "Fund") seeks both current income and long-term capital appreciation through investing in underlying funds that acquire, manage, and dispose of commercial real estate properties. The Fund expects to invest at least 85% of its assets in open-end core underlying funds focused on properties in the US, with "core" meaning high-quality, low-leveraged, income-generating office, industrial, retail, and multi-family properties, generally fully-leased to credit-worthy companies and governmental entities. Up to 5% of the Fund's net assets may be invested in liquid real estate strategies (publicly-traded REITs) for cash management purposes and the fund may have up to a 15% allocation to non-core sectors and strategies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Defined Contribution Plans

The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Prior to December 1, 2012, all Company contributions were made with Company stock. Effective December 1, 2012, all Company contributions are made in cash. Contribution expense to this plan was approximately $2.4 million in 2015, $2.8 million in 2014, and $2.7 million in 2013. The defined contribution 401(k) plan contained approximately 1.1 million shares at November 30, 2015 and 1.3 million shares at November 30, 2014 of the Company’s common stock.

Health Care Plans

The Company provides retiree medical plans for certain retired U.S. employees of which there were 72 retired participants as of November 30, 2015. The plans generally provide for cost sharing in the form of retiree contributions, deductibles, and coinsurance between the Company and its retirees, and a fixed cost cap on the amount the Company pays annually to provide future retiree medical coverage. These post-retirement benefits are unfunded and are accrued by the date the employee becomes eligible for benefits. Retirees in certain other countries are provided similar benefits by plans sponsored by local governments.

Because the Company’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A one-percentage point increase/decrease in assumed health care cost trend rates would not significantly increase or decrease the benefit obligation at November 30, 2015 and would have no effect on the aggregate of the service and interest components of the net periodic cost.

Changes in benefit obligations are as follows:

	2015	2014
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$7.1	$7.2
Interest cost	.3	.3
Actuarial loss (gain)	.8	.8
Benefits paid net of retiree contributions	(.6)	(1.2)
Benefit Obligation at End of Year	$7.6	$7.1
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	.6	1.2
Benefits and expenses paid, net of retiree contributions	(.6)	(1.2)
Fair Value of Plan Assets at End of Year	$—	$—
Funded Status at November 30	$(7.6)	$(7.1)
Amounts Recognized in the Consolidated Balance Sheets
Current liability	$(.7)	$(.5)
Non-current liability	(6.9)	(6.6)
Net Amount Recognized	$(7.6)	$(7.1)

As of November 30, 2015 and 2014, the amounts included in Accumulated Other Comprehensive Income (Loss) that have not been recognized in net periodic benefit cost consist of:

	2015	2014
	(Dollars in millions)
Net actuarial gain	$13.2	$15.2
Prior service credit	$—	$.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note O—Employee Benefit Plans (Continued)

Net Periodic Benefit Cost	2015	2014	2013
	(Dollars in millions)
Net Periodic Benefit Cost (Income)
Service costs for benefits earned	$—	$—	$—
Interest costs on benefit obligation	.3	.3	.3
Assumed return on plan assets	—	—	—
Amortization of prior service credits	(.1)	(.3)	(.3)
Amortization of net gain	(1.2)	(1.4)	(1.4)
Total	$(1.0)	$(1.4)	$(1.4)

Estimated future benefit payments and Medicare Part D subsidies for the retiree health care plans are as follows:

	Benefit Payments	Medicare Part D Subsidy
	(Dollars in millions)
2016	$.7	$.1
2017	.7	.1
2018	.7	.1
2019	.6	.1
2020	.6	.1
2021-2025	2.8	.5

The Company expects to record non-cash retiree medical health care reduction of expenses of approximately $0.8 million in 2016.

The estimated net actuarial gain for retiree medical plans that will be amortized from Accumulated Other Comprehensive Loss during 2016 is $1.0 million.

Assumptions

	2015	2014	2013
Weighted Average Assumptions
Discount rate used for liability determination	4.15%	3.85%	4.39%
Discount rate used for expense determination	3.85%	4.39%	3.70%
Current trend rate for health care costs	8.50%	7.40%	7.60%
Ultimate trend rate for health care costs	4.50%	4.50%	4.50%
Year reached	2028	2028	2028
Measurement date	11/30	11/30	11/30

The discount rate reflects the current rate at which the retiree medical liabilities could be effectively settled at the end of the year. The discount rate used spot rates on a yield curve matching benefit payments to determine the weighted average discount rate that would be applied in determining the benefit obligation at November 30, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note P—Contingencies and Commitments (Continued)

Leases

The Company leases certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes, and maintenance. Rent expense on operating leases was $5.9 million in 2015, $6.9 million in 2014, and $6.6 million in 2013. Future minimum commitments at November 30, 2015 for non-cancelable operating leases were $38.5 million with annual amounts of $5.3 million in 2016, $4.7 million in 2017, $3.6 million in 2018, $2.9 million in 2019, $2.4 million in 2020, and $19.6 million for leases after 2020.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheets as of November 30, 2015 and 2014 reflects reserves for environmental remediation of $4.1 million and $1.6 million, respectively. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Collective Bargaining Agreements

At November 30, 2015, the Company employed approximately 2,235 employees at offices, plants, and other facilities located principally throughout the United States, France, China, India, and Thailand. Approximately 9.9%, or 222, of the Company’s employees are covered by collective bargaining agreements in the United States. There are no collective bargaining agreements expiring during 2016. In addition, certain of the Company's foreign employees are also covered by collective bargaining agreements.

Note Q—Share-Based Compensation Plans

The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees, and non-employee directors of the Company incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million shares of Company shares in the aggregate for a) awards of options to purchase shares of OMNOVA Solutions’ common shares, b) performance shares and performance units, c) restricted shares, d) deferred shares, or e) appreciation rights. Shares used may be either newly issued shares, treasury shares, or both. As of November 30, 2015, approximately 2.0 million shares of Company common shares remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any stock option granted under the Plan may not exceed 10 years.

Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period).

For stock options, the fair value calculation is estimated using a Black-Scholes based option valuation model. For restricted shares grants, which consist of the Company’s common shares, the fair value is equal to the market price of the Company’s shares on the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards. Subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

A summary of the Company’s stock option activity and related information for the years ended 2015, 2014, and 2013 are as follows:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,250	$5.15	78,250	$5.60	128,000	$4.99
Forfeited or expired	(3,750)	$4.70	(6,500)	$5.21	(20,250)	$4.03
Exercised	(3,500)	$5.07	(62,500)	$5.71	(29,500)	$4.04
Outstanding at end of year	2,000	$6.12	9,250	$5.15	78,250	$5.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note Q—Share-Based Compensation Plans (Continued)

The following table summarizes the range of exercise prices and weighted average exercise prices for options outstanding and exercisable at November 30, 2015 under the Company’s stock option plans:

	Outstanding Options			Exercisable Options
	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)	Number	Weighted Average Exercise Price
$6.00—$6.99	2,000	$6.12	0.81	2,000	$6.12
Total	2,000	$6.12	0.81	2,000	$6.12

A summary of the Company’s restricted share activity and related information for the years ended November 30, 2015, 2014, and 2013 are as follows:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	919,950	$7.63	956,076	$7.03	863,150	$6.86
Granted	329,350	$7.26	341,350	$9.31	330,850	$7.87
Vested	(333,350)	$5.88	(332,776)	$7.60	(229,874)	$7.57
Forfeited	(43,750)	$8.32	(44,700)	$7.91	(8,050)	$7.51
Non-vested at end of year	872,200	$8.13	919,950	$7.63	956,076	$7.03

Compensation expense for all share-based payments included in general and administrative expense was $2.4 million, $2.7 million, and $2.2 million during 2015, 2014 and 2013, respectively.

As of November 30, 2015, there was $3.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements to be amortized over the next 1.8 years.

The intrinsic value of stock options exercised was less than $0.1 million in 2015, $0.2 million and $0.1 million in 2014 and 2013, respectively. The intrinsic value of stock options that were outstanding was less than $0.1 million as of November 30, 2015 and November 30, 2014.

Cash received from options exercised was less than $0.1 million in 2015, $0.3 million and $0.1 million in 2014 and 2013, respectively.

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

For a discussion of segment performance, refer to Segment Discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations starting on page 18 of this Annual Report on Form 10-K.

During the second quarter of 2015, the Performance Chemicals segment realigned certain product groupings to better optimize and integrate cross-functional business team structures in order to support business growth. This resulted in an increase in sales of $107.4 million and $115.6 million to the Performance Materials product line for 2014 and 2013, respectively, with a corresponding decrease to the Specialty Chemicals product line. All prior period amounts have been recast to conform with current presentation.

In 2015, segment operating profit for Engineered Surfaces includes restructuring and severance charges of $1.5 million, facility closure and asset impairment costs of $1.6 million and environmental remediation charges of $0.2 million while the Performance Chemicals operating profit includes asset impairment charges of $18.4 million, $5.8 million of accelerated depreciation, operational development costs of $5.0 million, restructuring and severance charges of $4.3 million and $2.8 million of environmental remediation charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note R—Business Segment Information (Continued)

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

	2015	2014	2013
	(Dollars in millions)
Net Sales
Performance Chemicals
Performance Materials	$331.0	$423.9	$454.2
Specialty Chemicals	277.1	322.6	318.8
Total Performance Chemicals	$608.1	$746.5	$773.0
Engineered Surfaces
Coated Fabrics	$87.8	$98.4	$108.9
Laminates and Performance Films	142.1	142.7	136.2
Total Engineered Surfaces	$229.9	$241.1	$245.1
Inter-segment sales		(.2)	—
Total Net Sales	$838.0	$987.4	$1,018.1
Segment Operating Profit
Performance Chemicals	$15.9	$46.2	$64.1
Engineered Surfaces	18.9	19.2	15.6
Total segment operating profit	34.8	65.4	79.7
Interest expense	(28.3)	(32.9)	(31.9)
Corporate expenses	(23.7)	(20.0)	(19.8)
Shareholder activist costs	(1.9)	—	—
Operational improvement costs	(.4)	—	—
Asset impairment	(.6)	—	—
Acquisition and integration costs	(.4)	—	—
Debt issuance costs write-off	(.6)	(.8)	(1.5)
Income (Loss) From Continuing Operations Before Income Taxes	$(21.1)	$11.7	$26.5

Total Assets
Performance Chemicals	$469.4	$535.8	$547.6
Engineered Surfaces	158.4	170.9	129.4
Corporate	59.4	122.5	177.7
	$687.2	$829.2	$854.7
Capital Expenditures
Performance Chemicals	$12.5	$21.8	$22.8
Engineered Surfaces	8.6	6.6	5.1
Corporate	2.9	1.4	1.0
	$24.0	$29.8	$28.9
Depreciation and Amortization
Performance Chemicals	$26.9	$28.1	$26.3
Engineered Surfaces	6.0	6.2	7.0
Corporate	1.1	.5	.3
	$34.0	$34.8	$33.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note R—Business Segment Information (Continued)

GEOGRAPHIC INFORMATION

	2015	2014	2013
	(Dollars in millions)
Net Sales
United States	$488.7	$578.3	$592.2
United States export sales	1.7	3.2	4.8
Europe	167.6	208.9	216.5
Asia	180.0	197.0	204.6
	$838.0	$987.4	$1,018.1
Segment Operating Profit
United States	$31.5	$43.4	$54.7
Europe	(5.3)	14.5	8.6
Asia	8.6	7.5	16.4
	$34.8	$65.4	$79.7
Total Assets
United States	$311.1	$397.5	$408.5
Europe	199.2	285.0	290.3
Asia	176.9	146.7	155.9
	$687.2	$829.2	$854.7
Long-Lived Assets
United States	$125.9	$128.3	$110.0
Europe	45.9	56.0	61.1
Asia	43.8	54.1	55.4
	$215.6	$238.4	$226.5

Note S—Financial Instruments and Fair Value Measurements

Assets and liabilities that are within the provisions of Accounting Standards Codification 820 are recorded at fair value using market and income valuation approaches and considering the Company’s and counterparty’s credit risk. The Company uses the market approach and the income approach to value assets and liabilities as appropriate.

The Company considers the recognized book value of financial assets and liabilities, which includes cash and deposits at financial institutions, trade receivables and trade payables, and notes receivable to be reflective of fair value due to the short-term nature of these items.

There were no transfers into or out of Level 3 during 2015. There was one transfer out of Level 3 during 2014 due to the settlement of a note receivable that had a fair value of $0.2 million at November 30, 2013. The gain recognized on this settlement was $1.1 million.

The fair value of the Company’s debt at November 30, 2015 approximated $337.8 million, which is lower than the notional amount of $341.5 million as a result of the effect of market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes and Term Loan is based on market price information and is measured using the last available trade on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligations approximates the carrying amount based on estimated borrowing rates to discount the cash flows to their present value.

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness

The $150 million Senior Notes are jointly, severally, and unconditionally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% wholly owned U.S. subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain customary exceptions (the “Guarantors”). These exceptions include automatic release under circumstances such as the sale of the subsidiary Guarantor or substantially all of its assets, the designation of the subsidiary Guarantor as unrestricted in accordance with the provisions of the Senior Notes, and the release of the subsidiary's guarantee under the credit facility. Presented below are the condensed financial statements of OMNOVA Solutions (“Parent”) as borrower, its combined Guarantor subsidiaries, and its combined Non-Guarantor subsidiaries. The income (loss) of the Company’s subsidiary guarantors and non-guarantors in these condensed consolidating statements of operations are presented under the equity method for purpose of this disclosure only.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$543.8	$—	$322.1	$(27.9)	$838.0
Cost of products sold	419.1	—	253.7	(28.7)	644.1
Gross profit	124.7	—	68.4	.8	193.9
Selling, general and administrative	84.4	—	34.9	—	119.3
Depreciation and amortization	20.9	—	13.1	—	34.0
Loss on sale of assets	—	—	.2	—	.2
Restructuring and severance	2.9	—	3.0	—	5.9
Asset impairment	.5	—	18.9	—	19.4
Interest expense	27.3	(1.4)	2.4	—	28.3
Acquisition and integration costs	.4	—	—	—	.4
Debt issuance cost write-off	.6	—	—	—	.6
Loss (income) from subsidiaries	12.2	11.2	—	(23.4)	—
Other expense (income), net	0.1	.2	6.7	(.1)	6.9
Total costs and other expenses	149.3	10.0	79.2	(23.5)	215.0
(Loss) Income from continuing operations before income taxes	(24.6)	(10.0)	(10.8)	24.3	(21.1)
Income tax benefit (expense)	5.9	(3.1)	(.4)	—	2.4
(Loss) Income from continuing operations	(18.7)	(13.1)	(11.2)	24.3	(18.7)
Gain from discontinued operations	.9	—	—	—	.9
Net (loss) income	$(17.8)	$(13.1)	$(11.2)	$24.3	$(17.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$644.2	$—	$377.5	$(34.3)	$987.4
Cost of products sold	521.2	—	300.9	(34.1)	788.0
Gross profit	123.0	—	76.6	(.2)	199.4
Selling, general and administrative	80.5	—	39.7	—	120.2
Depreciation and amortization	19.8	—	15.0	—	34.8
Loss on sale of assets	.2	—	0.3	—	0.5
Restructuring and severance	.8	—	0.1	—	0.9
Interest expense	29.6	(1.3)	4.6	—	32.9
Debt issuance cost write-off	0.8	—	—	—	0.8
(Income) loss from subsidiaries	(20.6)	(8.8)	—	29.4	—
Other (income) expense, net	(5.8)	.1	3.5	(.2)	(2.4)
Total costs and other expenses	105.3	(10.0)	63.2	29.2	187.7
Income (loss) from continuing operations before income taxes	17.7	10.0	13.4	(29.4)	11.7
Income tax (expense) benefit	(5.6)	10.7	(4.7)	—	0.4
Income (loss) from continuing operations	12.1	20.7	8.7	(29.4)	12.1
(Income) from discontinued operations	(.6)	—	—	—	(.6)
Net Income (Loss)	$11.5	$20.7	$8.7	$(29.4)	$11.5

Condensed Consolidating Statements of Operations For the Year Ended November 30, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$658.1	$—	$392.6	$(32.6)	$1,018.1
Cost of products sold	522.9	—	314.5	(32.0)	805.4
Gross profit	135.2	—	78.1	(.6)	212.7
Selling, general and administrative	82.1	—	36.0	—	118.1
Depreciation and amortization	17.8	—	15.8	—	33.6
Gain on sale of assets	(1.8)	—	(3.1)	—	(4.9)
Restructuring and severance	4.6	—	2.5	—	7.1
Asset impairment	.2	—	—	—	0.2
Interest expense	24.0	—	7.9	—	31.9
Deferred financing fees write-off	1.5	—	—	—	1.5
(Income) loss from subsidiaries	(9.6)	(13.4)	—	23.0	—
Other (income) expense, net	(6.5)	(.3)	5.4	.1	(1.3)
Total costs and other expenses	112.3	(13.7)	64.5	23.1	186.2
Income (loss) from continuing operations before income taxes	22.9	13.7	13.6	(23.7)	26.5
Income tax expense	(2.4)	(3.4)	(0.2)	—	(6.0)
Income (loss) from continuing operations	20.5	10.3	13.4	(23.7)	20.5
(Income) from discontinued operations	(0.9)	—	—	—	(0.9)
Net Income (Loss)	$19.6	$10.3	$13.4	$(23.7)	$19.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Year Ended November 30, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(17.8)	$(13.1)	$(11.2)	$24.3	$(17.8)
Other comprehensive (loss) income, net of tax	(7.1)	(61.9)	(49.4)	111.3	(7.1)
Comprehensive (loss) income	$(24.9)	$(75.0)	$(60.6)	$135.6	$(24.9)

Condensed Consolidating Statements of Comprehensive Income (Loss) for Year Ended November 30, 2014
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Income (loss)	$11.5	$20.7	$8.7	$(29.4)	$11.5
Other comprehensive income (loss), net of tax	(40.2)	(10.4)	(12.8)	23.2	(40.2)
Comprehensive (loss) income	$(28.7)	$10.3	$(4.1)	$(6.2)	$(28.7)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Year Ended November 30, 2013
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Income (loss)	$19.6	$10.3	$13.4	$(23.7)	$19.6
Other comprehensive income (loss), net of tax	26.1	18.5	5.1	(23.6)	26.1
Comprehensive income (loss)	$45.7	$28.8	$18.5	$(47.3)	$45.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$5.2	$—	$39.7	$—	$44.9
Accounts receivable, net	52.7	—	52.6	—	105.3
Inventories	52.5	—	30.4	(1.0)	81.9
Deferred income taxes	—	—	4.1	(4.1)	—
Prepaid expenses and other	2.9	6.9	8.7	.3	18.8
Total Current Assets	113.3	6.9	135.5	(4.8)	250.9
Property, plant and equipment, net	125.2	—	89.7	—	214.9
Goodwill and other intangible assets, net	77.2	—	64.5	—	141.7
Deferred income taxes	65.8	.9	11.9	(10.8)	67.8
Intercompany	311.4	59.3	13.6	(384.3)	—
Investments in subsidiaries	53.5	(13.2)	—	(40.3)	—
Deferred financing fees	4.7				4.7
Other assets	3.2	3.7	.3	—	7.2
Total Assets	$754.3	$57.6	$315.5	$(440.2)	$687.2
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.5	$—	$—	$—	$2.5
Accounts payable	38.0	—	34.0	—	72.0
Accrued payroll and personal property taxes	13.6	.1	11.3	—	25.0
Employee benefit obligations	2.7	—	.5	—	3.2
Accrued interest	1.1	—	—	—	1.1
Deferred income taxes	—	—	.1	(.1)	—
Other current liabilities	(9.5)	—	6.2	12.0	8.7
Total Current Liabilities	48.4	.1	52.1	11.9	112.5
Long-term debt	354.2	—	—	—	354.2
Postretirement benefits other than pensions	6.9	—	—	—	6.9
Pension liabilities	74.9	—	10.0	—	84.9
Deferred income taxes	—	—	24.3	(14.8)	9.5
Intercompany	154.1	111.0	238.9	(504.0)	—
Other liabilities	6.7	—	3.4	—	10.1
Total Liabilities	645.2	111.1	328.7	(506.9)	578.1
Total Shareholders’ Equity	109.1	(53.5)	(13.2)	66.7	109.1
Total Liabilities and Shareholders’ Equity	$754.3	$57.6	$315.5	$(440.2)	$687.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$43.9	$—	$55.6	$—	$99.5
Accounts receivable, net	68.9	—	66.8	—	135.7
Inventories	51.9	—	42.6	(1.8)	92.7
Deferred income taxes	5.0	—	2.1	(.1)	7.0
Prepaid expenses and other	4.9	6.9	8.8	.4	21.0
Total Current Assets	174.6	6.9	175.9	(1.5)	355.9
Property, plant and equipment, net	128.3	—	110.1	—	238.4
Goodwill and other intangible assets, net	75.9	—	75.9	—	151.8
Deferred income taxes	65.4	.5	8.8	(6.5)	68.2
Intercompany	351.9	52.6	152.9	(557.4)	—
Investments in subsidiaries	111.3	144.2	—	(255.5)	—
Deferred financing fees	7.0	—	—	—	7.0
Other assets	2.5	3.8	1.6	—	7.9
Total Assets	$916.9	$208.0	$525.2	$(820.9)	$829.2
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.4	$—	$3.2	$—	$5.6
Accounts payable	43.0	—	51.3	—	94.3
Accrued payroll and personal property taxes	10.3	.1	7.4	—	17.8
Employee benefit obligations	2.9	—	—	—	2.9
Accrued interest	1.4	—	—	—	1.4
Other current liabilities	6.1	—	—	(4.3)	1.8
Total Current Liabilities	66.1	.1	61.9	(4.3)	123.8
Long-term debt	406.4	—	—	—	406.4
Postretirement benefits other than pensions	6.6	—	—	—	6.6
Pension liabilities	98.7	—	12.1	—	110.8
Deferred income taxes	—	—	28.0	(6.4)	21.6
Intercompany	181.6	114.1	267.8	(563.5)	—
Other liabilities	7.0	—	2.5	—	9.5
Total Liabilities	766.4	114.2	372.3	(574.2)	678.7
Shareholders’ Equity	150.5	93.8	152.9	(246.7)	150.5
Total Liabilities and Shareholders’ Equity	$916.9	$208.0	$525.2	$(820.9)	$829.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Provided By Operating Activities	$15.9	$(9.1)	$17.0	$19.9	$43.7
Investing Activities
Capital expenditures	(16.3)	—	(7.7)	—	(24.0)
Acquisitions of business, less cash received	(5.0)	—	—	—	(5.0)
Investment in subsidiaries and other	25.0	10.4	—	(35.4)	—
Net Cash (Used in) Provided by Investing Activities	3.7	10.4	(7.7)	(35.4)	(29.0)
Proceeds from borrowings	—	—	—	—	—
Repayment of debt obligations	(52.5)	—	(25.0)	25.0	(52.5)
Short-term debt borrowings	—	—	25.2	—	25.2
Short-term debt payments	—	—	(26.8)	—	(26.8)
Purchase of treasury shares	(18.6)	—	—	—	(18.6)
Other	—	—	(10.4)	10.4	—
Net Cash (Used in) Provided by Financing Activities	(71.1)	—	(37.0)	35.4	(72.7)
Effect of exchange rate changes on cash	12.8	(1.3)	11.8	(19.9)	3.4
Net Increase (Decrease) in Cash and Cash Equivalents	(38.7)	—	(15.9)	—	(54.6)
Cash and cash equivalents at beginning of period	43.9	—	55.6	—	99.5
Cash and Cash Equivalents at End of Period	$5.2	$—	$39.7	$—	$44.9

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2014

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided By (Used In) Operating Activities	$(2.6)	$.1	$5.0	$12.5	$15.0
Investing Activities
Capital expenditures	(20.4)	—	(9.4)	—	(29.8)
Proceeds from insurance settlements	—	—	2.4	—	2.4
Proceeds from note receivable	2.3	—	—	—	2.3
Acquisitions of business, less cash received	—	19.7	—	(19.7)	—
Proceeds from asset sales	—	—	—	.1	.1
Investment in subsidiaries and other	—	13.0	(37.8)	24.8	—
Net Cash (Used in) Provided by Investing Activities	(18.1)	32.7	(44.8)	5.2	(25.0)
Financing Activities
Proceeds from borrowings	15.3	(31.9)	16.6	—	—
Repayment of debt obligations	(52.0)	—	—	—	(52.0)
Short-term debt borrowings	—	—	23.3	—	23.3
Short-term debt payments	—	—	(22.7)	—	(22.7)
Purchase of treasury shares	(1.4)	—	—	—	(1.4)
Cash received from exercise of stock options	.3	—	—	—	.3
Net Cash Provided by (Used in) Financing Activities	(37.8)	(31.9)	17.2	—	(52.5)
Effect of exchange rate changes on cash	.3	(.9)	15.4	(17.7)	(2.9)
Net Increase in Cash and Cash Equivalents	(58.2)	—	(7.2)	—	(65.4)
Cash and cash equivalents at beginning of period	102.1	—	62.8	—	164.9
Cash and Cash Equivalents at End of Period	$43.9	$—	$55.6	$—	$99.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Note T—Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2013

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Cash Provided By (Used In) Operating Activities	$29.2	$(4.7)	$24.9	$(3.6)	$45.8
Investing Activities
Capital expenditures	(12.8)	—	(16.1)	—	(28.9)
Proceeds from insurance settlements	—	—	.2		.2
Proceeds from sale of business and asset sales	1.7	—	5.0	—	6.7
Investment in subsidiary and other	(5.2)	(8.5)	—	13.7	—
Net Cash (Used In) Provided by Investing Activities	(16.3)	(8.5)	(10.9)	13.7	(22.0)
Financing Activities
Repayment of debt obligations	(2.0)	—	(3.4)	3.4	(2.0)
Short-term debt borrowings	—	—	34.9	—	34.9
Short-term debt payments	—	—	(39.4)	—	(39.4)
Payments for debt refinancing	(.6)	—	—	—	(.6)
Restricted Cash	5.5	—	—	—	5.5
Cash received from exercise of stock options	.1	—	—	—	.1
Other	—	8.5	8.5	(17.0)	—
Net Cash (Used in) Provided by Financing Activities	3.0	8.5	.6	(13.6)	(1.5)
Effect of exchange rate changes on cash	(12.5)	4.7	3.9	3.5	(.4)
Net Increase in Cash and Cash Equivalents	3.4	—	18.5	—	21.9
Cash and cash equivalents at beginning of period	98.7	—	44.3	—	143.0
Cash and Cash Equivalents at End of Period	$102.1	$—	$62.8	$—	$164.9

Note U - Treasury Stock Purchases

During the fourth quarter of 2014, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common shares. The authorization was effective for one year and expired on October 31, 2015. The Company was authorized to use various methods to make the repurchases, including open market repurchases, negotiated block transactions, and open market solicitations for shares, all or some of which were permitted to be effected through Rule 10b5-1 plans. The timing of repurchases depended upon several factors including market and business conditions. The Company's share repurchase program did not obligate it to acquire any specific number of shares.

During the fourth quarter of 2014, the Company repurchased 0.2 million of its common shares on the open market at a total cost of $1.4 million. During 2015, the Company repurchased 2.6 million of its common shares on the open market at a total cost of $18.6 million completing the repurchase program at a total cost of $20.0 million.

Note V - Acquisitions

On June 4, 2015, the Company completed the acquisition of the assets of New Fluid Solutions ("NFS"), and certain related entities. The acquisition of NFS has been accounted for using the acquisition method in accordance with the FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management. The excess of the purchase price over the estimated fair values of the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed. The total consideration paid for NFS was $5.0 million, which the Company recognized approximately $0.7 million of identifiable intangible assets, related primarily to trademarks, patents, and other technology, based on their estimated fair values, $1.9 million of property, plant and equipment, $1.6 million of residual goodwill and other assets of $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

OMNOVA SOLUTIONS INC.
 Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
2015	February 28	May 31	August 31	November 30
	(Dollars in millions, except per share amounts)
Net sales	$206.9	$220.2	$210.9	$200.0
Gross profit(1)(2)	$41.7	$52.9	$51.5	$47.8
Restructuring and severance	$—	$1.1	$3.4	$1.4
Loss on asset sales	$—	$—	$—	$.2
Asset impairments and write-offs	$—	$.6	$.5	$18.3
Debt issuance costs write-off	$—	$—	$—	$.6
(Loss) Income from continuing operations (4)	$(3.2)	$3.0	$.4	$(18.9)
Gain from discontinued operations	$—	$.9	$—	$—
Net (loss) income(3) (4)	$(3.2)	$3.9	$.4	$(18.9)
(Loss) Income per share from continuing operations(5)
Basic and diluted	$(.07)	$.07	$.01	$(.43)
Net (loss) income per share(4)
Basic and diluted	$(.07)	$.09	$.01	$(.43)
Common stock price range per share—high	$8.52	$8.62	$8.24	$7.55
—low	$6.54	$7.30	$5.76	$5.00

	Three Months Ended
2014	February 28	May 31	August 31	November 30
	(Dollars in millions, except per share amounts)
Net sales	$225.9	$266.4	$252.1	$243.0
Gross profit(1)(2)	$49.1	$52.6	$49.2	$48.5
Restructuring and severance	$.3	$.5	$—	$.1
Asset sales	$—	$.1	$.3	$.1
Debt issuance costs write-off	$—	$—	$—	$.8
Income from continuing operations(3)	$1.4	$3.8	$1.8	$5.1
Loss from discontinued operations	$(.2)	$(.4)	$—	$—
Net income(3)	$1.2	$3.4	$1.8	$5.1
Income per share from continuing operations(4)
Basic and Diluted	$.03	$.08	$.04	$.11
Net income per share
Basic and Diluted	$.03	$.07	$.04	$.11
Common stock price range per share—high	$10.11	$11.03	$10.07	$8.52
—low	$8.13	$8.41	$7.80	$5.15

(1)
Gross profit excludes depreciation and amortization expense. Depreciation and amortization expense related to manufacturing facilities and equipment was $5.0 million, $5.0 million, $7.8 million, and $8.2 million for the three months ended February 28, 2015, May 31, 2015, August 31, 2015, and November 30, 2015, and $5.8 million, $6.0 million, $5.8 million, and $5.8 million for the three months ended February 28, 2014, May 31, 2014, August 31, 2014 and November 30, 2014, respectively.

(2)
Gross profit includes net LIFO inventory reserve adjustments of $2.2 million of income, $1.5 million of income, $2.1 million of income, and $3.7 million of income for the three months ended February 28, 2015, May 31, 2015, August 31, 2015, and November 30, 2015, respectively, and $0.7 million of expense, $0.8 million of expense, $0.3 million of income, and $2.4 million of income for the three months ended February 28, 2014, May 31, 2014, August 31, 2014, and November 30, 2014, respectively.

(3)
Income from continuing operations and net income for the three months ended November 30, 2014 includes $6.9 million for the reversal of a valuation allowance related to capital loss carryforwards in the U.S. Income from continuing operations and net income includes $1.0 million and $2.0 million of debt redemption premium expense related to early debt redemption for the three months ended November 30, 2015 and November 30, 2014, respectively.

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

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2015, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its evaluation, management has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth on pages 29 and 30 of this report, respectively, and are incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The below biographical information for OMNOVA's executive officers is given as of January 25, 2016. Except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Kevin M. McMullen, age 55, Chairman of the Board, Chief Executive Officer and President of the Company since February 2001. Prior to that, Mr. McMullen served as Chief Executive Officer and President of the Company from December 2000 and as a Director from March 2000. From January 2000 until December 2000, Mr. McMullen served as President and Chief Operating Officer of the Company, and from September 1999 to January 2000, Mr. McMullen served as Vice President of the Company and President, Decorative & Building Products. Previously, Mr. McMullen was Vice President of GenCorp Inc. and President of GenCorp’s Decorative & Building Products business unit from September 1996 until the spin-off of OMNOVA Solutions in October 1999. Prior to that, Mr. McMullen was General Manager of General Electric Corporation’s Commercial & Industrial Lighting business from 1993 to 1996 and General Manager of General Electric Lighting’s Business Development and Strategic Planning activities from 1991 to 1993. Mr. McMullen was a management consultant with McKinsey & Co. from 1985 to 1991.

Paul F. DeSantis, age 51, Senior Vice President and Chief Financial Officer since July 2014. Mr. DeSantis joined the Company from Bob Evans Farms, Inc., a restaurants owner/operator and packaged foods business, where he served as Chief Financial Officer from March 2011 until June 2014. Prior to Bob Evans Farms, he was Chief Financial Officer for The A. Schulman Company, a leading global plastic compounding company, from 2006 until 2011. Previously, he served in senior finance roles for The Scotts-Miracle-Gro Co., a leading supplier of branded consumer products for lawn and garden care, from 1997 until 2006; and for the Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods, from 1993 until 1997.

James C. LeMay, age 59, Senior Vice President, Corporate Development; General Counsel of OMNOVA Solutions Inc. since December 1, 2000. Previously, Mr. LeMay was Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay served as Assistant General Counsel of GenCorp Inc.

Douglas E. Wenger, age 59, Senior Vice President and Chief Information Officer of the Company since November 2001. Prior to joining OMNOVA in October 2001, Mr. Wenger served as Director, Global I/T Strategy and Architecture from 2000 until 2001; as Global Program Director, Enterprise Business Applications from 1996 until 2000; Director, Business Information Development, Worldwide Research & Development from 1993 until 1996; and as Director, North American Information Systems and Database Development from 1991 until 1993, in each case, for the Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods.

Anne P. Noonan, age 52, President, Performance Chemicals since September 2014. Ms. Noonan joined OMNOVA from Chemtura Corporation, a global manufacturer of specialty chemicals that was formed from the 2005 merger of Great Lakes Chemical Corp. and Crompton Corp. She most recently served as Senior Vice President and President of Chemtura’s Industrial Engineered Products business from October 2013 until September 2014. Prior roles at Chemtura include Vice President, Strategic Business Development and President, Great Lakes Solutions from 2012 until 2013; President, Great Lakes Solutions from 2009 until 2012; Group President, Polymer Additives from 2007 until 2009; and Vice President & General Manager, Flame Retardants & Brominated Performance Products from 2005 until 2007. Ms. Noonan held several senior management positions at Great Lakes Chemical Corp. from 1987 until 2005, and began her career as an Analytical Research Chemist with McNeil Specialty Chemical Company and Squibb-Linson, Co. from 1985 until 1987.

David H. Maynard, age 52, President, Engineered Surfaces since February 2012. Prior to his current role, Mr. Maynard served most recently as General Manager, Laminates and Performance Films since 2009 and had served earlier in a variety of finance, operations and business management positions of increasing responsibility within OMNOVA's Engineered Surfaces business segment. Mr. Maynard joined OMNOVA in 1991 as an Accounting Manager. Prior to joining OMNOVA, Mr. Maynard served as Audit Manager with KPMG from 1986 to 1991.

Jay T. Austin, age 59, Senior Vice President, Global Sourcing and Logistics of the Company since December 2010. Prior to that, he had served as Vice President, Strategic Sourcing of OMNOVA Solutions since August 2008. Prior to joining the Company, Mr. Austin had served as Vice President of Global Procurement for ICI Paints (a leading international paint business) since March 2006 and, prior to that, as Director of Purchasing, North America for The Glidden Company, a division of ICI Paints, since July 2002.

Michael A. Quinn, age 52, Senior Vice President and Chief Human Resources Officer since October 2013. Prior to joining OMNOVA, Mr. Quinn spent 28 years in human resources positions with high technology, manufacturing, and service companies. Most recently, Mr. Quinn had served since January 2009 as Vice President, Human Resources for the Specialty Diagnostics Group of Thermo Fisher Scientific (the world leader in serving science through products and services that help customers solve complex analytical challenges, improve patient diagnostics, and increase laboratory productivity). Previously, Mr. Quinn had served as Vice President, Talent Management and Development for Thermo Fisher Scientific since June 2007. Before joining Thermo Fisher Scientific, Mr. Quinn spent four years as Director, Talent Acquisition and Development for the Integrated Defense Systems business of Raytheon Company (a leading defense and aerospace company).

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

The information required by this item is set forth in the following sections of OMNOVA’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be held March 17, 2015 (the “2016 Proxy Statement”) and these sections are incorporated herein by reference:

•	“Nominees for election at this Annual Meeting”

•	“Continuing directors not up for election”

•	“Ownership of OMNOVA Equity Securities - Section 16(a) beneficial ownership reporting compliance”

•	“Corporate Governance Documents - Business Conduct Policies (Code of Ethics)”

•	“Audit Matters - Audit committee independence and financial experts”

OMNOVA expects to file the 2016 Proxy Statement with the SEC on or before February 5, 2015. Any amendment to, or waiver from a provision of, the Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, or any other executive officer or director, will be promptly disclosed on its website (www.omnova.com) as required by laws, rules and regulations of the SEC.

Item 11.	Executive Compensation

The information required by this item is set forth in the following sections of the 2016 Proxy Statement and these sections are incorporated herein by reference:

•	“Compensation Discussion and Analysis”

•	“Compensation of Executive Officers”

•	“Compensation and Corporate Governance Committee Report”

•	“Corporate Governance and the Board - Risk management - Oversight of compensation practices and risks”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is set forth in the section captioned “Ownership of OMNOVA Equity Securities” of the 2016 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information as of November 30, 2015, regarding the only equity compensation plan maintained by the Company on that date, the Third Amended and Restated 1999 Equity and Performance Incentive Plan. This plan has been approved by the Company's shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	874,200	$8.12	1,982,042
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	874,200	$8.12	1,982,042

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information required by this item is set forth in the following sections of the 2016 Proxy Statement and these sections are incorporated herein by reference:

•	“Corporate Governance and the Board - Director independence”

•	“Corporate Governance and the Board - Related-party transactions”

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the section captioned “Audit Matters” of the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2015, 2014, and 2013
Consolidated Statements of Comprehensive (Loss) Income for the years ended November 30, 2015, 2014, and 2013
Consolidated Balance Sheets at November 30, 2015 and 2014
Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended November 30, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

(a)(2) Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either presented in the Company's consolidated financial statements or are not required under the related instructions or are inapplicable and therefore have been omitted.

EXHIBIT INDEX
(a)(3) Exhibits

Exhibit	Description
CHARTER DOCUMENTS
3.3
Amended and Restated Articles of Incorporation of OMNOVA Solutions Inc. (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014 (File No. 1-15147)).

3.4	Amended and Restated Code of Regulations of OMNOVA Solutions Inc., incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form 10 (File No. 1-15147))

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

10.13†
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

Exhibit	Description
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

10.35
Amendment No. 2, dated March 28, 2014, to Second Amended and Restated Term Loan Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed January 22, 2015 (File No. 1-15147)).
.

10.36
Consent to Limited Release of Collateral, dated November 21, 2014, to Second Amended and Restated Term Loan Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and Deutsche Bank Trust Company Americas, as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed January 22, 2015 (File No. 1-15147)).

10.37
Amendment No. 3, dated March 31, 2014, to Second Amended and Restated Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JP Morgan Chase Bank, N.A., as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed January 22, 2015 (File No. 1-15147)).
.

10.38
Amendment No. 4, dated November 21, 2014, to Second Amended and Restated Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and JP Morgan Chase Bank, N.A., as agent for the Lenders (incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed January 22, 2015 (File No. 1-15147)).

10.39	Form of Indemnification Agreement by and among OMNOVA Solutions Inc. and the directors and officers of the Company.

12.1	Computation of Ratio of earnings to fixed charges.

SUBSIDIARIES OF THE REGISTRANT
21.1	Listing of Subsidiaries.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

POWER OF ATTORNEY
24.1	Powers of Attorney.

CERTIFICATIONS
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Annual Report on Form 10-K for 2015, filed with the SEC on January 25, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations for the years ended November 30, 2015, 2014, and 2013; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2015, 2014, and 2013; (iii) the Consolidated Balance Sheets at November 30, 2015 and 2014; (iv) the Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2015, 2014, and 2013; (v) the Consolidated Statements of Cash Flows for the years ended November 30, 2015, 2014, and 2013; and (vi) the Notes to the Consolidated Financial Statements.

The Company will supply copies of any of the foregoing exhibits to any shareholder upon receipt of a written request addressed to OMNOVA Solutions Inc., 25435 Harvard Road, Beachwood, Ohio 44122-6201, Attention: Secretary, and payment of $1 per page to help defray the costs of handling, copying, and return postage.

†	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNOVA Solutions Inc.
Date:	January 25, 2016
		By	/s/ Kevin M. McMullen
Kevin M. McMullen Chairman, Chief Executive Officer and President (Principal Executive Officer)

		By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Director	January 25, 2016
D. J. D’Antoni

*	Director	January 25, 2016
Janet Plaut Giesselman

*	Director	January 25, 2016
Joseph M. Gingo

*	Director	January 25, 2016
Michael J. Merriman

*	Director	January 25, 2016
James A. Mitarotonda

*	Director	January 25, 2016
Steven W. Percy

*	Director	January 25, 2016
Larry B. Porcellato

*	Director	January 25, 2016
Allan R. Rothwell

*	Director	January 25, 2016
William R. Seelbach

*	Director	January 25, 2016
Robert A. Stefanko

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ James. C. LeMay		January 25, 2016
James C. LeMay