Form 10-Q
period 2016-02-29
OMNOVA SOLUTIONS INC
filed 2016-04-06
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended February 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At February 29, 2016, there were 45,024,666 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2016	2015
Net Sales	$175.3	$206.9
Cost of products sold (exclusive of depreciation)	131.0	165.2
Gross profit	44.3	41.7

Other costs and expenses:
Selling, general and administrative	28.3	29.8
Depreciation and amortization	9.6	7.1
Asset impairment	.4	—
Restructuring and severance	1.6	—
Interest expense	5.8	6.8
Other (income) expense, net	(.6)	2.4
Total other costs and expenses	45.1	46.1

(Loss) from continuing operations before income taxes	(.8)	(4.4)
Income tax expense (benefit)	.3	(1.2)

Net Loss	$(1.1)	$(3.2)

Income (loss) per share - Basic and Diluted

Basic and diluted loss per share	$(.03)	$(.07)

Weighted average shares outstanding - Basic and Diluted	44.0	46.1
See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(In Millions)
(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2016	2015
Net loss	$(1.1)	$(3.2)

Components of other comprehensive (loss):
Foreign currency translations:
Unrealized net change during the period	7.1	4.2
Unrealized net change on intercompany foreign debt during the period	(.7)	(16.0)
Tax effect	(.7)	2.1
Foreign currency translations, net of tax	5.7	(9.7)

Defined benefit plans:
Actuarial net gain:
Amortization of net loss included in net periodic pension expense	.9	1.3
Tax effect	(.3)	(.5)
Defined benefit plans, net of tax	.6	.8

Other comprehensive income (loss), net of tax	6.3	(8.9)
Comprehensive income (loss)	$5.2	$(12.1)

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(In Millions, Except Share Amounts)

	February 29, 2016	November 30, 2015
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$43.5	$44.9
Accounts receivable, net	102.1	105.3
Inventories	85.1	81.9
Prepaid expenses and other	16.0	18.8
Total Current Assets	246.7	250.9

Property, plant and equipment, net	212.9	214.9
Trademarks and other intangible assets, net	60.3	60.9
Goodwill	81.5	80.8
Deferred income taxes - non-current	68.2	67.8
Deferred financing fees	4.2	4.7
Other assets	3.8	7.2
Total Assets	$677.6	$687.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$2.4	$2.5
Accounts payable	65.9	72.0
Accrued payroll and personal property taxes	20.3	25.0
Employee benefit obligations	3.4	3.2
Accrued interest	4.0	1.1
Other current liabilities	3.4	8.7
Total Current Liabilities	99.4	112.5

Senior notes	150.0	150.0
Long-term debt - other	203.7	204.2
Postretirement benefits other than pensions	6.9	6.9
Pension liabilities	83.4	84.9
Deferred income taxes - non-current	10.5	9.5
Other liabilities	8.9	10.1
Total Liabilities	562.8	578.1

Shareholders’ Equity
Preferred stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued as of February 29, 2016 and November 30, 2015, respectively	4.8	4.8
Additional contributed capital	338.5	339.7
Retained deficit	(75.0)	(73.9)
Treasury stock at cost; 3.3 million and 3.5 million shares at February 29, 2016 and November 30, 2015, respectively	(23.9)	(25.6)
Accumulated other comprehensive loss	(129.6)	(135.9)
Total Shareholders’ Equity	114.8	109.1
Total Liabilities and Shareholders’ Equity	$677.6	$687.2

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2016	2015
Operating Activities
Net (loss)	$(1.1)	$(3.2)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	9.6	7.1
Amortization of deferred financing fees	.5	.5
Non-cash stock compensation expense	.6	.6
Provision for doubtful accounts	—	.1
Provision for obsolete inventories	.3	.4
Other	(.7)	—
Changes in operating assets and liabilities:
Accounts receivable	(2.1)	(.5)
Inventories	(7.1)	(6.2)
Other current assets	3.7	8.3
Current liabilities	(3.7)	(6.5)
Other non-current assets	(2.9)	(3.1)
Other non-current liabilities	1.5	(4.7)
Contributions to defined benefit plan	(.3)	(.2)
Net Cash Used In Operating Activities	(1.7)	(7.4)

Investing Activities
Capital expenditures	(6.1)	(4.5)
Proceeds from asset sales	5.2	—
Net Cash Used In Investing Activities	(.9)	(4.5)

Financing Activities
Repayment of debt obligations	(.6)	(.6)
Short-term debt borrowings	—	5.5
Short-term debt payments	—	(6.5)
Purchase of treasury shares	—	(4.2)
Net Cash Used In Financing Activities	(.6)	(5.8)
Effect of exchange rate changes on cash	1.8	1.3
Net (Decrease) In Cash And Cash Equivalents	(1.4)	(16.4)
Cash and cash equivalents at beginning of period	44.9	99.5
Cash And Cash Equivalents At End Of Period	$43.5	$83.1

Supplemental Cash Flows Information
Cash paid for:
Interest	$2.2	$2.2
Income taxes	$.5	$.4

See notes to the unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of February 29, 2016
(In Millions of Dollars, Except Share Data)
Note A – Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2015, previously filed with the Securities and Exchange Commission (“SEC”).
The financial statements as of February 29, 2016 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2015, included in the Company’s Form 10-K filed with the SEC.
Description of Business – The Company is an innovator of emulsion polymers, specialty chemicals and engineered surfaces for a variety of commercial, industrial and residential end uses. The Company's products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. The Company holds leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. The Company utilizes strategically located manufacturing, technical and other facilities in North America, Europe, China, and Thailand to service the broad customer base. OMNOVA operates two business segments: Performance Chemicals and Engineered Surfaces.
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

The Performance Chemicals segment consists of two product lines. The Performance Materials product line encompasses products that have applications in the paper, paperboard, carpet, polymer stabilization, industrial rubbers & thermoplastics, and tire cord industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in automotive tires. The Specialty Chemicals product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, and scrub pads), construction, oil and gas drilling and production, adhesives, tape, floor care, textiles, graphic arts, and various other specialty applications.

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
Accounting Standards Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The new guidance is effective for the Company’s fiscal year that begins on December 1, 2019 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities), which revised entities’ accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company’s fiscal year that begins on December 1, 2018 and requires a modified retrospective approach to adoption. Early adoption is only permitted for the provision related to instrument-specific credit risk. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.
Note B – Fair Value Measurements and Risk
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and currency exchange rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer who represented more than 10% of the Company’s net trade receivables at February 29, 2016. The Company had one customer whose revenue individually represented 10% or more of the Company’s net sales during the first three months of fiscal 2016.

Note B – Fair Value Measurements and Risk (continued)
The Company's note receivable has a notional amount of $3.8 million. The note receivable is recognized at fair value using discounted cash flows associated with the note receivable. The notional amount of $3.8 million at February 29, 2016 and November 30, 2015 approximates the fair value of the note receivable giving consideration to the stated interest rate of the note and the issuers' credit risk.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $200 million Term Loan B (balance of $189.5 million at February 29, 2016) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.25%, which eliminates the variability in interest rate changes as long as LIBOR is under 1.25%.
Foreign Currency Risk
The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Chinese Yuan, Thai Baht, and Great Britain Pound Sterling.
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of approximately thirty days, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased and sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Gains (losses) on foreign currency contracts that were recorded in the Consolidated Statement of Operations for the three month period ending February 29, 2016 were not material.
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

Note B – Fair Value Measurements and Risk (continued)
The fair value of derivative financial instruments recognized in the Consolidated Statements of Financial Position follows as:

	Notional Amount	Other Current Assets	Other Current Liabilities	Type of Hedge	Term
Derivatives designated as hedges - February 29, 2016

Currency Forward Contracts	$10.8	$—	$0.1	Cash Flow	30 days
Total	$10.8	$—	$0.1

Derivatives designated as hedges - November 30, 2015

Currency Forward Contracts	$9.2	$—	$0.1	Cash Flow	30 days
Total	$9.2	$—	$0.1
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of February 29, 2016 and November 30, 2015:

Fair Value Measurements - February 29, 2016
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Note receivable	$3.8	$—	$—	$3.8
Total Assets	$3.8	$—	$—	$3.8

Financial Liabilities
Foreign currency exchange contracts	$(.1)	$(.1)	$—	$—
Total Liabilities	$(.1)	$(.1)	$—	$—

Fair Value Measurements - November 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Note receivable	$3.8	$—	$—	$3.8
Total Assets	$3.8	$—	$—	$3.8

Financial Liabilities
Foreign currency exchange contracts	$(.1)	$(.1)	$—	$—
Total Liabilities	$(.1)	$(.1)	$—	$—
The fair value of the note receivable is based on estimated future cash flows associated with the note, as well as a consideration of the credit risk of the issuer and other unobservable inputs for similar assets, and accordingly, is classified as a Level 3 input.
There were no transfers into or out of Level 3 during the first three months of fiscal 2016 or 2015.
The fair value of the Company’s Senior Unsecured Notes and Term Loan at February 29, 2016 approximated $335.6 million, which is lower than their carrying value of $339.5 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes and Term Loan is based on market price information and is measured using the last available trade on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.

Note C – Other (Income) Expense, Net
The following table sets forth the major components of other (income) expense:

	Three Months Ended
	February 29,	February 28,
(Dollars in millions)	2016	2015
Shareholder activist costs	$—	$1.9
Operational improvement costs	—	1.4
Environmental remediation	—	.2
Loss (gain) on foreign currency transactions	.1	(.7)
Insurance proceeds	(.2)	—
(Gain) on sale of scrap	(.2)	(.4)
Other bank fees and interest expense	.2	.2
Interest income	(.2)	(.2)
Facility closure costs	(.2)	—
Other non-income taxes	.2	.2
Other	(.3)	(.2)
Total	$(.6)	$2.4
Note D - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the first three months of 2016 and 2015, respectively:

	Three Months Ended
	February 29,	February 28,
(Dollars in millions)	2016	2015
Severance Expense	$1.6	$—
Total	$1.6	$—
During the first quarter of 2016, the Engineered Surfaces and Performance Chemicals segments recognized restructuring and severance costs of $0.4 million and $1.2 million, respectively, related to workforce reduction and facility closure actions. During the first quarter of 2015, the Engineered Surfaces and Performance Chemicals segments and Corporate did not incur any recognized restructuring and severance costs related to continuing operations.
The following table summarizes the Company's liabilities related to restructuring and severance activities:

	November 30, 2015	2016		February 29, 2016
(Dollars in millions)		Provision	Payments

Performance Chemicals	$1.4	$1.2	$2.3	$.3
Engineered Surfaces	.8	.4	.3	.9
Corporate	.1	—	.1	—
Total	$2.3	$1.6	$2.7	$1.2

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

Note E – Income Taxes

The Company recorded an income tax expense of $0.3 million in the first quarter of 2016, a 37.5% effective income tax rate, compared to an income tax benefit of $(1.2) million, or a 27.3% effective income tax rate in the first quarter prior year. The tax expense in the first quarter of 2016 was due primarily to losses in jurisdictions in which no tax benefit exists. The benefit recorded during the first quarter of 2015 primarily related to the reversal of a prior tax reserve as the statute period lapsed.

There were no unrecognized tax positions as of February 29, 2016 and November 30, 2015.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. No interest and penalties were recognized in the statement of financial position as of February 29, 2016 and November 30, 2015.

As of both, February 29, 2016 and November 30, 2015, the Company had approximately $107.4 million of U.S. federal net operating loss carryforwards ("NOLCs"), $112.4 million of state and local NOLCs, $0.2 million of foreign tax credit carryforwards and $0.4 million of AMT credit carryforwards. The $112.4 million of state and local NOLCs have a realizable deferred tax asset value of $4.4 million. During the year ended November 30, 2015, the Company utilized approximately $8.2 million of federal net operating loss carryforward. The majority of the federal, state and local NOLCs expire in tax years 2021 through 2034, while the foreign tax credit carryforwards expire between tax years 2016 and 2022. As of February 29, 2016, the Company had approximately $44.8 million of foreign NOLCs of which $37.0 million have an indefinite carryforward period. Of the $37.0 million foreign NOLCs, which have an indefinite carryforward period, $25.3 million have a valuation allowance provided against them as the Company does not anticipate utilizing these carryforwards.

With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2010.
Note F – Income Per Share
The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period.
The following table sets forth the computation of earnings (loss) per common share and fully diluted earnings (loss) per common share:

	Three Months Ended
	February 29,	February 28,
	2016	2015
Numerator
Net loss	$(1.1)	$(3.2)

Denominator (shares in millions)
Denominator for basic earnings per share - weighted average shares outstanding	44.0	46.1
Effect of dilutive securities	—	—
Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	44.0	46.1

Basic and Diluted (Loss) Per Share
Net loss	$(.03)	$(.07)
During the first quarters of 2016 and 2015, respectively, there were no anti-dilutive shares related to share-based incentive compensation that were excluded from the computation of dilutive weighted-average shares outstanding as they would have had an anti-dilutive effect.

Note G – Comprehensive (Loss)
The following tables reflect the changes in the components of accumulated other comprehensive loss for the three months ended February 29, 2016 and 2015, respectively:

Three months ended February 29, 2016 and February 28, 2015	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - November 30, 2015	$(30.2)	$(105.7)	$(135.9)
Other comprehensive income before reclassifications	5.7	—	5.7
Amounts reclassified from accumulated other comprehensive loss	—	.6	.6
Balance - February 29, 2016	$(24.5)	$(105.1)	$(129.6)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - November 30, 2014	$(10.3)	$(118.5)	$(128.8)
Other comprehensive loss before reclassifications	(9.7)	—	(9.7)
Amounts reclassified from accumulated other comprehensive loss	—	.8	.8
Balance - February 28, 2015	$(20.0)	$(117.7)	$(137.7)
Note H – Inventories
Inventories are stated at the lower of cost or market value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $48.4 million, or 47.3%, and $50.3 million, or 50.2%, of inventories at February 29, 2016 and November 30, 2015, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using costing methods that approximate the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

(Dollars in millions)	February 29, 2016	November 30, 2015
Raw materials and supplies	$33.2	$34.7
Work-in-process	5.7	4.9
Finished products	63.5	60.7
Acquired cost of inventories	102.4	100.3
Excess of acquired cost over LIFO cost	(10.5)	(11.1)
Obsolescence reserves	(6.8)	(7.3)
Net Inventories	$85.1	$81.9

Note I – Debt and Credit Lines
Amounts due to banks within the next twelve months consist of the following debt obligations:

(Dollars in millions)	February 29, 2016	November 30, 2015
Capital lease obligations	$.4	$.5
$200 million Term Loan B – current portion (interest at 4.25%)	2.0	2.0
Total	$2.4	$2.5

Note I – Debt and Credit Lines (continued)
The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of working capital credit lines and facilities for the issuance of letters of credit. As of February 29, 2016, total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $6.4 million, all of which was available for utilization.
At November 30, 2015, total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $17.7 million, of which $0.4 million was utilized as letters of credit issued. These letters of credit support commitments made in the ordinary course of business.
The Company’s long-term debt consists of the following:

(Dollars in millions)	February 29, 2016	November 30, 2015
$200 million Term Loan B (interest at 4.25%)	$189.5	$190.0
Senior Unsecured Notes (interest at 7.875%)	150.0	150.0
Capital lease obligations	17.1	17.2
Senior Revolving Credit Facility (interest at 2.19% and 1.99%)	—	—
	356.6	357.2
Less: current portion	(2.4)	(2.5)
Unamortized original issue discount	(.5)	(.5)
Total Long-Term Debt, net of current portion	$353.7	$354.2
Senior Unsecured Notes
The Senior Unsecured Notes ("Senior Notes") have a face value of $150 million with a 7.875% interest rate, which is payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. The Company may redeem the outstanding Senior Notes anytime at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future material U.S. subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.
Term Loan
The Company also has a $200 million Term Loan (“Term Loan”) (balance of $189.5 million on February 29, 2016). The Term Loan matures on May 31, 2018. The Term Loan is secured by all real property, plant, and equipment of the Company's U.S. facilities and guaranteed by the material U.S. subsidiaries of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London InterBank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50%, or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 2.0%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company does not expect to make any annual excess free cash flow payments during 2016. The Company can prepay any amount at anytime without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment.
Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain an initial senior secured net leverage ratio of less than 3.25 to 1, which decreases annually by 25 basis points through December 1, 2014 and then remains at 2.5 to 1 thereafter. The Company is in compliance with this covenant with a senior secured net leverage ratio of 2.0 to 1 at February 29, 2016. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $83.0 million for the last twelve months ended February 29, 2016, which provided a cushion of approximately $17.8 million for covenant measurement purposes.
The Company issued the Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.

Note I – Debt and Credit Lines (continued)
Senior Revolving Credit Facility
The Company also has a Senior Secured Revolving Credit Facility (“Facility”) with a potential availability of $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility matures December 9, 2017. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility fluctuates depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on February 29, 2016 were $0.4 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the first quarter of 2016 and averaged $61.3 million.
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
At February 29, 2016, there were no amounts borrowed under the Facility, letters of credit outstanding under the Facility were $0.4 million and the amount available for borrowing under the Facility was $63.1 million.
The weighted-average interest rate on the Company’s debt was 5.80% and 6.01% during the first quarters of 2016 and 2015, respectively.
Capital Lease Obligations

At February 29, 2016, the Company had assets under capital leases totaling $17.1 million, which is included in building and land.

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of February 29, 2016.

Year Ending November 30:	(Dollars in millions)
2016	$.9
2017	1.4
2018	1.5
2019	1.5
2020	1.5
Thereafter	19.5
Total minimum lease payments	26.3
Less: Amount representing estimated executory costs	(.7)
Net minimum lease payments	25.6
Less: Amount representing interest	(8.5)
Present value of minimum lease payments	$17.1
Deferred Financing Fees
Deferred financing costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs and original issue discounts was $0.5 million for the first quarters of 2016 and 2015, respectively.

Note J – Share-Based Employee Compensation
The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million Company common shares in the aggregate for (a) awards of options to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) deferred shares, or (e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of February 29, 2016, approximately 1.6 million Company common shares remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years.
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
During the first three months of 2016, 274,700 restricted shares were issued, 149,200 restricted shares vested and 6,450 shares were forfeited.
Compensation expense for all share-based payments included in general and administrative expense was $0.6 million for the first three months of 2016 and, $0.6 million for the first three months of 2015.
As of February 29, 2016, there was $3.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
Note K – Employee Benefit Plans
The Company maintains a number of defined benefit plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law, or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a U.S. non-qualified pension plan for certain key employees and certain foreign plans. Future service benefits are frozen for all participants under the Company's U.S. defined benefit plan. All benefits earned by affected employees through the dates on which such benefits were frozen have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document. The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(Dollars in millions)	Pension Plans		Health Care Plans
Three months ended February 29, 2016 and February 28, 2015	2016	2015	2016	2015
Service costs	$.5	$.3	$—	$—
Interest costs	2.4	3.3	.1	.1
Expected return on plan assets	(3.8)	(3.8)	—	—
Amortization of net actuarial loss (gain)	1.2	1.3	(.3)	(.4)
Net periodic cost (benefit)	$.3	$1.1	$(.2)	$(.3)
During the fourth quarter of 2015, the Company adopted the spot rate method for determining its interest and service costs. The Company estimates that the service and interest costs for its U.S. Plans for 2016 will be reduced by approximately $2.3 million as a result of this change in method.
The Company expects to contribute approximately $6.4 million to its pension plan trusts during fiscal 2016. Contributions made during the first three months of 2016 totaled $0.3 million.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.6 million for the first quarter of 2016 and $0.6 million for the first quarter of 2015.

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
Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters, corporate restructuring and severance, interest expense, and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions (including salaries, rent, travel, and entertainment expenses), depreciation, utility costs, outside services, and Board of Directors costs. The accounting policies for reportable segments are the same as those for the consolidated Company. The Company had one customer whose revenue individually represented 10% or more of the Company’s total revenue for the period ending February 29, 2016. Additional information regarding the Company's segments is included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2015.
The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated (loss) income from continuing operations before income taxes.

	Three Months Ended
	February 29,	February 28,
(Dollars in millions)	2016	2015
Net Sales
Performance Chemicals
Performance Materials	$68.0	$84.1
Specialty Chemicals	58.1	69.2
Total Performance Chemicals	$126.1	$153.3
Engineered Surfaces
Coated Fabrics	$17.7	$22.2
Laminates and Performance Films	31.5	31.4
Total Engineered Surfaces	49.2	53.6
Inter-segment sales	—	—
Total Net Sales	$175.3	$206.9
Segment Operating Profit
Performance Chemicals	$8.0	$6.6
Engineered Surfaces	2.4	4.1
Total Segment Operating Profit	10.4	10.7
Interest expense	(5.8)	(6.8)
Corporate expense	(5.4)	(8.3)
(Loss) From Continuing Operations Before Income Taxes	$(.8)	$(4.4)

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness
The $150 million Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). Current Guarantor subsidiaries include Decorative Products Thailand Inc. and OMNOVA Wallcovering (U.S.A.) Inc. Presented below are the condensed financial statements of OMNOVA Solutions as borrower, its combined Guarantor subsidiaries and its combined non-Guarantor subsidiaries. The income (loss) of the Company’s subsidiary Guarantors and non-Guarantors in these Condensed Consolidating Statements of Operations are presented under the equity method for purposes of this disclosure only.

Condensed Consolidating Statements of Operations for the Three Months Ended February 29, 2016
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$115.0	$—	$67.4	$(7.1)	$175.3
Cost of products sold	86.9	—	51.1	(7.0)	131.0
Gross profit	28.1	—	16.3	(.1)	44.3

Selling, general and administrative	20.1	—	8.2	—	28.3
Depreciation and amortization	6.8	—	2.8	—	9.6
Asset impairment	—	—	.4	—	.4
Restructuring and severance	.9	—	.7	—	1.6
Interest expense (income)	5.7	(.4)	.5	—	5.8
(Income) loss from subsidiaries	(3.4)	(2.1)	—	5.5	—
Other (income) expense, net	(1.0)	(.2)	.6	—	(.6)
Total costs and other expenses	29.1	(2.7)	13.2	5.5	45.1
(Loss) Income from continuing operations before income taxes	(1.0)	2.7	3.1	(5.6)	(.8)
Income tax expense (benefit)	.1	(.8)	1.0	—	.3
Net (loss) income	$(1.1)	$3.5	$2.1	$(5.6)	$(1.1)

Condensed Consolidating Statements of Operations for the Three Months Ended February 28, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$134.9	$—	$80.6	$(8.6)	$206.9
Cost of products sold	110.0	—	63.9	(8.7)	165.2
Gross profit	24.9	—	16.7	.1	41.7

Selling, general and administrative	20.8	—	9.0	—	29.8
Depreciation and amortization	3.7	—	3.4	—	7.1
Interest expense (income)	6.6	(.4)	.6	—	6.8
(Income) loss from subsidiaries	(4.0)	(2.8)	—	6.8	—
Other expense (income), net	2.4	.3	(.2)	(.1)	2.4
Total costs and other expenses	29.5	(2.9)	12.8	6.7	46.1
(Loss) Income from continuing operations before income taxes	(4.6)	2.9	3.9	(6.6)	(4.4)
Income tax (benefit) expense	(1.4)	(.9)	1.1	—	(1.2)
Net (loss) income	$(3.2)	$3.8	$2.8	$(6.6)	$(3.2)

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended February 29, 2016

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net (loss) income	$(1.1)	$3.5	$2.1	$(5.6)	$(1.1)
Other comprehensive income (loss), net of tax	6.3	7.7	5.4	(13.1)	6.3
Comprehensive income (loss)	$5.2	$11.2	$7.5	$(18.7)	$5.2

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months February 28, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net (loss) income	$(3.2)	$3.8	$2.8	$(6.6)	$(3.2)
Other comprehensive (loss) income, net of tax	(8.9)	(36.2)	(38.1)	74.3	(8.9)
Comprehensive (loss) income	$(12.1)	$(32.4)	$(35.3)	$67.7	$(12.1)

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Certain amounts in the condensed consolidating statement of financial position at November 30, 2015 have been reclassified to revise the presentation of the intercompany and investment in subsidiary balances. The revisions to the condensed consolidating statement of financial position at November 30, 2015 decreased the Non-Guarantor Subsidiaries intercompany payables and net equity, increased the Guarantor Subsidiaries investment in subsidiaries and net equity with offsetting changes in the corresponding line items in the Eliminations sub-total. There was no change to the condensed consolidating statement of operations, condensed consolidating statement of comprehensive income or condensed consolidating statement of cash flows.

Condensed Consolidating Statements of Financial Position February 29, 2016
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$3.6	$—	$39.9	$—	$43.5
Accounts receivable, net	51.9	—	50.2	—	102.1
Inventories	55.2	—	31.0	(1.1)	85.1
Prepaid expenses and other	2.1	10.7	2.9	.3	16.0
Deferred income taxes - current	—	—	3.8	(3.8)	—
Total Current Assets	112.8	10.7	127.8	(4.6)	246.7

Property, plant and equipment, net	122.9	—	90.0	—	212.9
Goodwill, trademarks and other intangible assets, net	76.9	—	64.9	—	141.8
Deferred income taxes - non-current	65.5	.8	8.7	(6.8)	68.2
Intercompany	312.7	58.1	5.2	(376.0)	—
Investments in subsidiaries	75.4	116.7	—	(192.1)	—
Deferred financing fees	4.2	—	—	—	4.2
Other assets	3.5	—	.3	—	3.8
Total Assets	$773.9	$186.3	$296.9	$(579.5)	$677.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.4	$—	$—	$—	$2.4
Accounts payable	38.1	.1	27.7	—	65.9
Accrued payroll and personal property taxes	10.5	—	9.8	—	20.3
Employee benefit obligations	2.9	—	.5	—	3.4
Accrued interest	4.0	—	—	—	4.0
Deferred income taxes	—	—	.2	(.2)	—
Other current liabilities	4.3	—	(2.3)	1.4	3.4
Total Current Liabilities	62.2	.1	35.9	1.2	99.4

Long-term debt - other	353.7	—	—	—	353.7
Postretirement benefits other than pensions	6.9	—	—	—	6.9
Pension liabilities	73.5	—	9.9	—	83.4
Deferred income taxes - non-current	—	—	21.6	(11.1)	10.5
Intercompany	157.6	111.3	109.1	(378.0)	—
Other liabilities	5.2	—	3.7	—	8.9
Total Liabilities	659.1	111.4	180.2	(387.9)	562.8
Total Shareholder's Equity	114.8	74.9	116.7	(191.6)	114.8
Total Liabilities and Shareholders’ Equity	$773.9	$186.3	$296.9	$(579.5)	$677.6

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$5.2	$—	$39.7	$—	$44.9
Accounts receivable, net	52.7	—	52.6	—	105.3
Inventories	52.5	—	30.4	(1.0)	81.9
Deferred income taxes	—	—	4.1	(4.1)	—
Prepaid expenses and other	2.9	6.9	8.7	.3	18.8
Total Current Assets	113.3	6.9	135.5	(4.8)	250.9

Property, plant and equipment, net	125.2	—	89.7	—	214.9
Goodwill, trademarks and other intangible assets, net	77.2	—	64.5	—	141.7
Deferred income taxes	65.8	.9	11.9	(10.8)	67.8
Intercompany	311.4	59.3	7.4	(378.1)	—
Investments in subsidiaries	68.5	106.6	—	(175.1)	—
Deferred financing fees	4.7	—	—	—	4.7
Other assets	3.2	3.7	.3	—	7.2
Total Assets	$769.3	$177.4	$309.3	$(568.8)	$687.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.5	$—	$—	$—	$2.5
Accounts payable	38.0	—	34.0	—	72.0
Accrued payroll and personal property taxes	13.6	.1	11.3	—	25.0
Employee benefit obligations	2.7	—	.5	—	3.2
Accrued interest	1.1	—	—	—	1.1
Deferred income taxes	—	—	.1	(.1)	—
Other current liabilities	6.4	—	5.5	(3.2)	8.7
Total Current Liabilities	64.3	.1	51.4	(3.3)	112.5

Long-term debt	354.2	—	—	—	354.2
Postretirement benefits other than pensions	6.9	—	—	—	6.9
Pension liabilities	74.9	—	10.0	—	84.9
Deferred income taxes	—	—	24.3	(14.8)	9.5
Intercompany	153.2	111.0	113.6	(377.8)	—
Other liabilities	6.7	—	3.4	—	10.1
Total Liabilities	660.2	111.1	202.7	(395.9)	578.1
Total Shareholder's Equity	109.1	66.3	106.6	(172.9)	109.1
Total Liabilities and Shareholders’ Equity	$769.3	$177.4	$309.3	$(568.8)	$687.2

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows for the Three Months Ended February 29, 2016
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By (Used In) Operating Activities	$3.7	$(3.6)	$5.4	$(7.2)	$(1.7)

Investing Activities
Capital expenditures	(4.2)	—	(1.9)	—	(6.1)
Proceeds from asset sales	—	—	5.2	—	5.2
Net Cash (Used In) Provided By Investing Activities	(4.2)	—	3.3	—	(.9)

Financing Activities
Repayment of debt obligations	(.6)	—	—	—	(.6)
Net Cash (Used In) Financing Activities	(.6)	—	—	—	(.6)
Effect of exchange rate changes on cash	(.5)	3.6	(8.5)	7.2	1.8
Net (Decrease) Increase in Cash and Cash Equivalents	(1.6)	—	.2	—	(1.4)
Cash and cash equivalents at beginning of period	5.2	—	39.7	—	44.9
Cash and Cash Equivalents at End of Period	$3.6	$—	$39.9	$—	$43.5

Condensed Consolidating Statements of Cash Flows for the Three Months Ended February 28, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash (Used In) Provided By Operating Activities	$(3.8)	$.9	$(11.3)	$6.8	$(7.4)

Investing Activities
Capital expenditures	(2.8)	—	(1.7)	—	(4.5)
Net Cash (Used In) Investing Activities	(2.8)	—	(1.7)	—	(4.5)

Financing Activities
Repayment of debt obligations	(.6)	—	—	—	(.6)
Short-term debt (payments), net	—	—	(1.1)	.1	(1.0)
Purchase of treasury shares	(4.2)	—	—	—	(4.2)
Net Cash (Used In) Provided By Financing Activities	(4.8)	—	(1.1)	.1	(5.8)
Effect of exchange rate changes on cash	.9	(.9)	8.2	(6.9)	1.3
Net (Decrease) Increase in Cash and Cash Equivalents	(10.5)	—	(5.9)	—	(16.4)
Cash and cash equivalents at beginning of period	43.9	—	55.6	—	99.5
Cash and Cash Equivalents at End of Period	$33.4	$—	$49.7	$—	$83.1

Note O - Asset Sale

On February 5, 2016, the Company completed the sale of its Performance Chemicals' India operations (through the sale of 100% of the outstanding equity of the Company's OMNOVA Solutions India Private Limited Subsidiary) to Apotex Inc., a private industrial products manufacturer headquartered in India. The sale included all assets and liabilities, contracts and other assets associated with the Company’s production of rubber related products. Under terms of the sale, the Company received $5.2 million in cash. The sale price was equal to the net book value of these assets and liabilities and therefore, there was no gain or loss recognized on this transaction. The Company will continue to sell certain of its products within India in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses. As discussed in Note A - Basis of Presentation, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals, and bio-based chemistries. Performance Chemicals’ custom-formulated products include latices, hollow plastic pigment, resins, binders, adhesives, specialty rubbers, antioxidants, and elastomeric modifiers which are used in oil and gas drilling, completion and production, recovery, specialty coatings, carpet, paper and packaging, nonwovens, construction, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers and thermoplastics, and various other specialty applications. The Engineered Surfaces segment develops, designs, produces, and markets a broad line of functional and decorative surfacing products, including coated fabrics, laminates, and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, kitchen and bath cabinets, transportation including automotive, truck, bus and other mass transit, marine and motorcycle, recreational vehicles and manufactured housing, flooring, home furnishings, retail display fixtures, commercial and residential furniture, commercial appliances, banners, tents, and ceiling tiles. Please refer to Item 1. Business, of the Company’s 2015 Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

The Company primarily sells its products directly to manufacturers, and has manufacturing facilities in the United States, France, China, and Thailand.

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

A majority of the Company’s raw materials are derived from petrochemicals and chemical feedstocks, the prices of which are cyclical and volatile. Generally, the Company attempts to pass along increased raw material prices to customers in the form of price increases of its products; however, due to sales contracts with certain customers, there may be a time delay between a change in raw material prices and the Company’s ability to change the prices of its products. Additionally, the Company may experience competitive pricing pressures and other factors that may not allow it to increase the prices of its products.

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 41% of its sales in the first three months of 2016. Customers with sales price index contracts are primarily in the performance materials product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e. styrene and butadiene). The contract mechanisms, however, generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

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

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2013 through 2015 and estimated purchases for 2016, and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2016 (estimated)	153	$0.39 - $0.52
2015	177	$0.49 - $0.66
2014	177	$0.69 - $0.84
2013	172	$0.71 - $0.93
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2013 through 2015 and estimated purchases for 2016, and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2016 (estimated)	111	$0.24 - $0.47
2015	146	$0.29 - $0.55
2014	142	$0.55 - $0.82
2013	139	$0.44 - $1.01
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

Key Indicators

Key economic measures relevant to the Company include global economic growth rates, discretionary spending for durable goods, print advertising, oil and gas consumption and drilling levels, U.S. commercial real estate occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes, and forecasts of raw material pricing for certain petrochemical feedstocks. Key original equipment manufacturer industries that provide a general indication of demand drivers to the Company include paper, commercial and residential construction and refurbishment, automotive and tire production, furniture manufacturing, flooring manufacturing, and acrylonitrile butadiene styrene (ABS) manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products, but the trend information does not necessarily directly correlate with demand levels in the markets that ultimately use the Company’s products in part because the Company's market share is relatively small in a number of specialty markets.

Key operating measures utilized by the business segments include orders, sales and pricing, working capital days, inventory, productivity, plant utilization, new product vitality, cost of quality and order fill-rates, which provide key indicators of business trends, and safety and other internal metrics. These measures are reported on various cycles including daily, weekly and monthly, depending on the needs established by operating management.

Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales and pricing; gross profit; selling, general, and administrative expenses; adjusted operating profit; adjusted net income; consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as set forth in the Net Leverage Ratio in the Company’s $200,000,000 Term Loan Credit Agreement; Adjusted EBITDA; working capital; operating cash flows; capital expenditures; cash interest expense; adjusted earnings per share; and applicable ratios, such as inventory turnover; working capital turnover; return on sales and assets; and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly, and annual intervals and compared with historical periods.

Results of Operations for the Three Months Ended February, 2016 Compared to the Three Months Ended February, 2015

The Company's net sales in the first quarter of 2016 were $175.3 million compared to $206.9 million in the first quarter of 2015. The Performance Chemicals business segment revenue decreased by $27.2 million, or 17.7%, and the Engineered Surfaces business segment revenue decreased $4.4 million, or 8.2%. The Company's divestiture of its Indian operation in early February 2016 resulted in $2.3 million in reduced sales compared to the first quarter of 2015. Also contributing were lower sales volumes of $13.1 million, primarily related to the unfavorable market conditions in paper, carpet, and oil & gas, partially offset by improved volumes in North American laminates, specialty coatings, construction materials, tire cord and antioxidants. Other contributors to the sales decline included $11.5 million, or 5.6% of reduced pricing, and unfavorable currency translation effects of $4.7 million, primarily from the decline in the Euro and Thai Baht. The pricing decline was primarily driven by contract-based index pricing in certain markets tied to raw material price declines.

Gross profit in the first quarter of 2016 was $44.3 million with a gross profit margin of 25.3% compared to gross profit of $41.7 million and a gross profit margin of 20.2% in the first quarter of 2015. The increase in gross profit margin was primarily due to expanding margins from pricing, cost initiatives and favorable product mix and favorable year-over-year net inventory valuation adjustment of $1.8 million. The increase was partially offset by unfavorable volumes and the effect of foreign exchange.

Selling, general and administrative expense in the first quarter of 2016 was $28.3 million, compared to $29.8 million in the first quarter of 2015, primarily reflecting the overall impact of cost reduction initiatives including the reduction of pension expense, partially offset by increased investments in sales and marketing resources to support the higher margin specialty lines of business.

Interest expense was $5.8 million, or 3.3% of net sales, in the first quarter of 2016, a decrease of $1.0 million compared to the same period prior year. The decrease in the current year is due to lower debt levels resulting from the $50 million partial prepayment of the Company's outstanding Senior Notes in November 2015 and normal scheduled repayments.

Other income was $0.6 million in the first quarter of 2016 compared to Other expense of $2.4 million in the first quarter of 2015. Included in the first quarter of 2016 was a gain of approximately $0.4 million related to the partial settlement of items associated with the Company's former headquarters and the closure of a facility in Europe. Included in other expense for the first quarter of 2015 were expenses of $3.5 million related to operational and key process improvement initiatives and other activities.

The Company recorded an income tax expense of $0.3 million in the first quarter of 2016, a 37.5% effective income tax rate, compared to an income tax benefit of $1.2 million, or a 27.3% effective income tax rate in the first quarter prior year. Tax rate in the first quarter of 2016 was due primarily to losses in jurisdictions in which no tax benefit exists. The rate in the first quarter of 2015 is lower than the Company's U.S. federal statutory rate primarily due to income in foreign jurisdictions where the statutory tax rate is less than the U.S. federal statutory rate and the reversal of a prior tax reserve as the statute period lapsed. Cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $107.4 million of U.S. federal net operating loss carryforwards, $112.4 million of state and local net operating loss carryforwards, $0.2 million of foreign tax credit carryforwards and $0.4 million of AMT credit carryforwards. The $112.4 million of state and local net operating loss carryforwards have a realizable deferred tax asset value of $4.4 million. The majority of the federal, state and local net operating loss carryforwards will expire between 2021 and 2034.

Net loss for the first quarter of 2016 was $1.1 million, or $0.03 per diluted share, compared to net loss of $3.2 million, or $0.07 per diluted share, during the same quarter in the prior year.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	February 29,	February 28,
(Dollars in millions)	2016	2015
Net Sales
Performance Chemicals
Performance Materials	$68.0	$84.1
Specialty Chemicals	58.1	69.2
Total Performance Chemicals	$126.1	$153.3
Engineered Surfaces
Coated Fabrics	$17.7	$22.2
Laminates and Performance Films	31.5	31.4
Total Engineered Surfaces	49.2	53.6
Consolidated Net Sales	$175.3	$206.9

Segment Gross Profit:
Performance Chemicals	$31.6	$27.3
Engineered Surfaces	12.7	14.4
Consolidated Gross Profit	$44.3	$41.7

Segment Operating Profit:
Performance Chemicals	$8.0	$6.6
Engineered Surfaces	2.4	4.1
Interest expense	(5.8)	(6.8)
Corporate expense	(5.4)	(8.3)
Consolidated Loss from Continuing Operations Before Income Taxes	$(0.8)	$(4.4)
Performance Chemicals
Performance Chemicals' net sales decreased $27.2 million, or 17.7%, to $126.1 million during the first quarter of 2016, compared to $153.3 million during the first quarter of 2015. The Company's divestiture of its Indian operation in early February 2016 resulted in $2.3 million in reduced sales compared to the first quarter of 2015. The 2016 first quarter sales decrease was also due to reduced customer pricing of $11.2 million, or 7.3%, primarily from contract-based index pricing declines in certain markets related to the continuing decline of raw material costs, volumes that were lower by $10.1 million, or 6.6%, driven primarily by market weakness in paper, carpet and oil & gas, and unfavorable currency translation effects of $3.6 million, or 2.3%. These declines were partially offset by volume increases in the Specialty Chemicals coatings and construction materials businesses and in Performance Materials tire cord and antioxidants businesses. Net sales for the Performance Materials product line decreased $16.1 million to $68.0 million during the first quarter of 2016 compared to $84.1 million during the first quarter of 2015. Net sales for the Specialty Chemicals product line decreased $11.1 million to $58.1 million during the first quarter of 2016, compared to $69.2 million during the first quarter of 2015.

Performance Chemicals' gross profit was $31.6 million with a gross profit margin of 25.1% during the first quarter of 2016 compared to $27.3 million with a gross profit margin of 17.8% in the first quarter of 2015. The increase in gross profit margin was primarily due to favorable mix, cost reduction initiatives, lower raw material costs and favorable inventory adjustments that more than offset the lower selling prices and reduced volumes. Including the effect of an unfavorable net inventory revaluation adjustment of $2.2 million, raw material costs decreased $16.7 million in the first quarter of 2016 compared to the first quarter of 2015.

This segment generated an operating profit of $8.0 million in the first quarter of 2016 compared to $6.6 million in the first quarter of 2015. The increase in 2016 is primarily due to expanded margins and cost reduction initiatives. The segment operating profit also includes items that management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2016 include $2.8 million of accelerated depreciation, $1.2 million of restructuring and severance and operational improvement cost reductions of $0.3 million. Those items for the first quarter of 2015 included $1.0 million of operational improvement costs. As a result of its previously announced operational improvement initiatives, the Company expects to incur approximately $2.0 million to $4.0 million of additional charges through the remainder of 2016, which includes severance charges and production transition, facility conversion, and other associated costs.

Engineered Surfaces

Engineered Surfaces' net sales decreased $4.4 million, or 8.2%, to $49.2 million in the first quarter of 2016 from $53.6 million in the first quarter of 2015. Customer pricing and mix were slightly unfavorable by $0.3 million, foreign currency translation was unfavorable by $1.1 million and volume declined by $3.0 million. Coated Fabrics net sales were $17.7 million in the first quarter of 2016 compared to $22.2 million in the first quarter of 2015 reflecting a continuing slow down in the China and Thailand automotive markets as well as unfavorable foreign currency translation effects. Net sales for the Laminates and Performance Films product lines were up slightly at $31.5 million during the first quarter of 2016 compared to $31.4 million during the first quarter of 2015, due to improved sales in kitchen and bath and recreation vehicle interiors, which were partially offset by the timing of sales in store fixtures.

Engineered Surfaces' gross profit was $12.7 million with a gross profit margin of 25.8% during the first quarter of 2016 compared to $14.4 million and a gross profit margin of 26.9% in the first quarter of 2015. The decrease in gross profit is primarily due to the effect of a $2.1 million unfavorable net inventory revaluation adjustment.

Segment operating profit was $2.4 million for the first quarter of 2016 compared to $4.1 million from the first quarter of 2015. The decrease in segment operating profit in the first quarter of 2016 is primarily due to a decrease in volume, and unfavorable inventory adjustments, which were partially offset by margin expansion and favorable product mix. Segment operating profit also includes items that management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2016 include asset provisions of $0.3 million, restructuring and severance of $0.4 million, and favorable facility closure costs and operational improvement costs of $0.5 million. Items for the first quarter of 2015 included environmental remediation charges of $0.2 million.

Corporate

Corporate expenses were $5.4 million in the first quarter of 2016 compared to $8.3 million in the first quarter of 2015. The decrease is primarily due to non-comparable costs incurred in 2015 for shareholder activist costs and operational improvement initiatives totaling $2.3 million and lower compensation related expenses in the first quarter of 2016.

Financial Resources

	Three Months Ended
	February 29,	February 28,
	2016	2015	Change
Cash used in operating activities	$(1.7)	$(7.4)	$5.7
Cash used in investing activities	$(.9)	$(4.5)	$3.6
Cash used in financing activities	$(.6)	$(5.8)	$5.2
Decrease in cash and cash equivalents	$(1.4)	$(16.4)	$15.0

Cash used in operating activities was $1.7 million for the three months ended February 29, 2016, compared to cash used of $7.4 million in the three months ended February 28, 2015. The improvement in 2016 compared to 2015, is primarily due to a lower net loss and improved working capital in the first three months of 2016 compared to the first three months of 2015. Total working capital decreased from 77.3 days to 76.6 days year-over-year primarily driven by a decrease in Days Sales Outstanding as a result of the Company's focused effort on working capital improvement.

Cash used in investing activities was $0.9 million in the three months ended February 29, 2016 and $4.5 million in the three months ended February 28, 2015. Cash used in 2016 is due to capital expenditures of $6.1 million offset in part by $5.2 million in proceeds from the sale of the Company's India subsidiary, while cash used in 2015 was due to capital expenditures. The Company expects to make approximately $25.0 million of capital expenditures during 2016. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements, footprint activities, and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used in financing activities was $0.6 million in the three months ended February 29, 2016 and $5.8 million in the three months ended February 28, 2015. Cash used in 2016 is due to payments on debt and cash used in 2015 was due to payments on debt, and $4.2 million used in the buyback of the Company's common shares. Total debt was $356.6 million as of

February 29, 2016, which includes $150.0 million for Senior Notes, $189.5 million for the Term Loan, and $17.1 million for capital lease obligation, compared to $357.2 million as of November 30, 2015. The Company’s cash balance of $43.5 million at February 29, 2016 consists of $3.6 million in the U.S., $23.8 million in Asia and $16.1 million in Europe. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may not be able to be completed in a timely manner.

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

Information with respect to the Company’s significant accounting policies and management judgments that the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended November 30, 2015, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported results.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Statement of Financial Position as of February 29, 2016 reflects reserves for environmental remediation of $4.0 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At February 29, 2016, the Company employed approximately 1,950 employees at offices, plants and other facilities located principally throughout the United States, France, China, and Thailand. Approximately 224, or 11.5%, of the Company’s employees are covered by collective bargaining agreements in the United States. There are currently no collective bargaining agreements in the United States that will expire during the remainder of 2016. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

New Accounting Pronouncements

Please refer to Note A to the Unaudited Interim Consolidated Financial Statements for a discussion of accounting standards not yet adopted and also refer to the Annual Report on Form 10-K for the year ended November 30, 2015 for additional accounting standards not yet adopted.

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

All descriptions of our business, operations and assets, as well as all forward-looking statements, involve risks and uncertainties. Many risks and uncertainties are inherent in business generally and the markets in which the Company operates or proposes to operate. Other risks and uncertainties are more specific to the Company’s businesses including businesses the Company acquires. There also may be risks and uncertainties not currently known to us. The occurrence of any such risks and uncertainties and the impact of such occurrences is often not predictable or within the Company’s control. Such impacts could adversely affect the Company’s business, operations or assets as well as the Company's results and the value of your investment in OMNOVA and, in some cases, such effect could be material. Certain risks and uncertainties facing the Company are described below or elsewhere in this Form 10-Q.

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

Risks and uncertainties that may adversely affect our business, operations, assets, or other matters affecting the Company and may cause actual results and the value of your investment in OMNOVA to materially differ from expectations include, but are not limited to: (1) The Company's exposure to general economic, business, and industry conditions; (2) The Company's risk of doing business in foreign countries and markets; (3) Changes in raw material prices and availability; (4) The highly competitive markets the Company serves and continued consolidations among its customer base; (5) Extraordinary events such as natural disasters, political disruptions, terrorist attacks and acts of war; (6) Extensive and increasing governmental regulation, including environmental, health and safety regulations; (7) The Company's failure to protect its intellectual property or defend itself from intellectual property claims; (8) The Company's claims and litigation; (9) The Company's changes in accounting policies, standards, and interpretations; (10) The actions of activist shareholders; (11) The Company's inability to achieve or achieve in a timely manner the objectives and benefits of cost reduction initiatives; (12) The Company's ability to develop and commercialize new products at competitive prices; (13) The concentration of OMNOVA's Performance Chemicals business among several large customers; (14) The creditworthiness of the Company's customers; (15) The Company's failure of a joint venture partner to meet its commitments; (16) The Company's ability to identify and complete strategic transactions; (17) The Company’s ability to successfully integrate acquired companies; (18) The Company's unanticipated capital expenditures; (19) The Company's risks associated with the use, production, storage, and transportation of chemicals; (20) The Company's information system failures and breaches in security; (21) Continued increases in healthcare costs; (22) The Company's ability retain or attract key employees; (23) The Company's ability to renew collective bargaining agreements with employees on acceptable terms and the risk of work stoppages; (24) The Company's contribution obligations under its U.S. pension plan; (25) The Company's reliance on foreign financial institutions to hold some of its funds; (26) The effect of goodwill impairment charges; (27) The volatility in the market price of the Company’s common shares; (28) The Company's substantial debt position; (29) The Company's decision to incur additional debt; (30) The Company's operational and financial restrictions contained in the indenture; (31) A default under the Company's term loan or revolving credit facility; and (32) The Company's ability to generate sufficient cash to service its outstanding debt.

We provide greater detail regarding these risks and uncertainties in our 2015 Form 10-K and subsequent filings, which are available online at www.omnova.com and www.sec.gov.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note I to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at various rates. Borrowings under the Term Loan and the Facility were $189.5 million as of February 29, 2016. As of February 29, 2016 there were no Non-U.S. borrowings with banks. The weighted average effective interest rate of the Company’s outstanding debt was 5.80% as of February 29, 2016. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $24.5 million as of February 29, 2016, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 29, 2016 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2015. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations, or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, the Company may seek to retire, repurchase, or exchange its outstanding debt or capital securities through various methods including open market repurchases, negotiated block transactions, or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. Such transactions, if any, depend on prevailing market conditions, our liquidity and capital requirements, contractual restrictions, and other factors, and may involve material amounts.

The following table summarizes the Company’s activity related to its common shares for the three months ended February 29, 2016.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
December 1 - 31	—	$—	—	$—
January 1 - 31	54,077	$4.85	—	$—
February 1 - 29	4,250	$8.47	—	$—
Total	58,327		—

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
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2016, filed with the SEC on April 6, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 29, 2016; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 29, 2016; (iii) the Consolidated Statements of Financial Position at February 29, 2016 and November 30, 2015; (iv) the Consolidated Statements of Cash Flows for the three months ended February 29, 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	April 6, 2016	By	/s/ Paul F. DeSantis
Paul F. DeSantis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	April 6, 2016	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2016, filed with the SEC on April 6, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 29, 2016; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 29, 2016; (iii) the Consolidated Statements of Financial Position at February 29, 2016 and November 30, 2015; (iv) the Consolidated Statements of Cash Flows for the three months ended February 29, 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.