Form 10-Q
period 2016-05-31
OMNOVA SOLUTIONS INC
filed 2016-06-29
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended May 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At May 31, 2016, there were 45,015,462 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Net Sales	$202.0	$220.2	$377.3	$427.1
Cost of products sold (exclusive of depreciation)	143.6	167.3	274.6	332.5
Gross profit	58.4	52.9	102.7	94.6

Other costs and expenses:
Selling, general and administrative	33.4	32.0	61.7	61.8
Depreciation and amortization	7.1	7.0	16.7	14.1
Asset impairment	—	.6	.4	.6
Loss on asset sales	.1	—	.1	—
Restructuring and severance	1.1	1.1	2.7	1.1
Interest expense	5.7	6.8	11.5	13.7
Acquisition and integration related expense	—	.4	—	.4
Other expense, net	.6	1.4	—	3.7
Total other costs and expenses	48.0	49.3	93.1	95.4

Income (loss) from continuing operations before income taxes	10.4	3.6	9.6	(.8)
Income tax expense (benefit)	3.2	.6	3.5	(.6)

Income (Loss) from continuing operations	7.2	3.0	6.1	(.2)

Discontinued operations:
Income from operations	—	1.5	—	1.5
Tax expense	—	.6	—	.6
Income from discontinued operations	—	.9	—	.9

Net Income	$7.2	$3.9	$6.1	$.7

Income per share - Basic and Diluted

Income per share - continuing operations	$.16	$.07	$.14	$—
Income per share - discontinued operations	—	.02	—	.02
Basic and diluted income per share	$.16	$.09	$.14	$.02

Income per share - Diluted
Income per share - continuing operations	$.16	$.07	$.14	$—
Income per share - discontinued operations	—	.02	—	.02
Diluted income per share	$.16	$.09	$.14	$.02

Weighted average shares outstanding - Basic	44.0	45.7	44.0	45.9
Weighted average shares outstanding - Diluted	44.4	46.1	44.4	46.3
See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(In Millions)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Net income	$7.2	$3.9	$6.1	$0.7

Components of other comprehensive income (loss):
Foreign currency translations:
Unrealized net change during the period	(1.5)	(9.3)	5.6	(5.1)
Unrealized net change on intercompany foreign debt during the period	4.2	6.3	3.5	(9.7)
Tax effect	(.6)	.4	(1.3)	2.5
Foreign currency translations, net of tax	2.1	(2.6)	7.8	(12.3)

Defined benefit plans:
Amortization of net loss included in net periodic pension expense	.8	1.1	1.7	2.4
Tax effect	(.3)	(.4)	(.6)	(.9)
Defined benefit plans, net of tax	.5	.7	1.1	1.5

Other comprehensive income (loss), net of tax	2.6	(1.9)	8.9	(10.8)
Comprehensive income (loss)	$9.8	$2.0	$15.0	$(10.1)

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(In Millions, Except Share Amounts)

	May 31, 2016	November 30, 2015
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$60.6	$44.9
Accounts receivable, net	108.9	105.3
Inventories	83.2	81.9
Prepaid expenses and other	17.6	18.8
Total Current Assets	270.3	250.9

Property, plant and equipment, net	212.8	214.9
Trademarks and other intangible assets, net	59.8	60.9
Goodwill	82.3	80.8
Deferred income taxes	67.1	67.8
Deferred financing fees	3.9	4.7
Other assets	3.8	7.2
Total Assets	$700.0	$687.2
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$2.5	$2.5
Accounts payable	74.8	72.0
Accrued payroll and personal property taxes	24.4	25.0
Employee benefit obligations	3.4	3.2
Accrued interest	1.1	1.1
Other current liabilities	3.7	8.7
Total Current Liabilities	109.9	112.5

Senior notes	150.0	150.0
Long-term debt - other	203.1	204.2
Postretirement benefits other than pensions	6.9	6.9
Pension liabilities	82.3	84.9
Deferred income taxes	12.2	9.5
Other liabilities	10.0	10.1
Total Liabilities	574.4	578.1
Shareholders’ Equity
Preferred stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued as of May 31, 2016 and November 30, 2015, respectively	4.8	4.8
Additional contributed capital	339.5	339.7
Retained deficit	(67.8)	(73.9)
Treasury stock at cost; 3.3 million and 3.5 million shares at May 31, 2016 and November 30, 2015, respectively	(23.9)	(25.6)
Accumulated other comprehensive loss	(127.0)	(135.9)
Total Shareholders’ Equity	125.6	109.1
Total Liabilities and Shareholders’ Equity	$700.0	$687.2

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended May 31,
	2016	2015
Operating Activities
Net income	$6.1	$.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.7	14.1
Impairment of long-lived assets	.4	.6
Amortization of deferred financing fees	.9	1.1
Non-cash stock compensation expense	1.2	1.2
Provision for doubtful accounts	—	.1
Provision for obsolete inventories	.4	.6
Other	(.7)	—
Changes in operating assets and liabilities:
Accounts receivable	(2.9)	.6
Inventories	(.9)	(2.0)
Other current assets	(8.4)	7.6
Current liabilities	6.2	(4.6)
Other non-current assets	(2.3)	(2.4)
Other non-current liabilities	3.1	(6.6)
Contributions to defined benefit plan	(.4)	(.5)
Net Cash Provided By Operating Activities	19.4	10.5

Investing Activities
Capital expenditures	(10.7)	(10.5)
Proceeds from asset sales	5.3	—
Other	.1	—
Net Cash Used In Investing Activities	(5.3)	(10.5)

Financing Activities
Repayment of debt obligations	(1.3)	(1.3)
Short-term debt borrowings	—	9.0
Short-term debt payments	—	(10.8)
Purchase of treasury shares	—	(7.9)
Net Cash Used In Financing Activities	(1.3)	(11.0)
Effect of exchange rate changes on cash	2.9	2.4
Net Increase (Decrease) In Cash And Cash Equivalents	15.7	(8.6)
Cash and cash equivalents at beginning of period	44.9	99.5
Cash And Cash Equivalents At End Of Period	$60.6	$90.9

Supplemental Cash Flows Information
Cash paid for:
Interest	$10.2	$12.3
Income taxes	$1.8	$1.9

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of May 31, 2016
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
The financial statements as of May 31, 2016 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
Performance Chemicals – The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals and bio-based chemistries. Performance Chemicals’ custom-formulated products are tailored latexes, resins, binders, adhesives, specialty rubbers, antioxidants, hollow plastic pigment and elastomeric modifiers which are used in specialty coatings, carpet, paper, nonwovens, construction, oil & gas drilling and production, adhesives, tape, tire cord, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers & thermoplastics and various other specialty applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, water resistance, flow and leveling, improved processibility, and enhanced appearance.
The Performance Chemicals segment consists of two product lines. The Performance Materials product line encompasses products that have applications in the paper, paperboard, carpet, polymer stabilization, industrial rubbers & thermoplastics, and tire cord industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in automotive tires. The Specialty Chemicals product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, and scrub pads), construction, oil & gas drilling and production, adhesives, tape, floor care, textiles, graphic arts, and various other specialty applications.

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
Accounting Standards Not Yet Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is evaluating the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The new guidance is effective for the Company’s fiscal year that begins on December 1, 2019 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.
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
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer who represented more than 10% of the Company’s net trade receivables or net sales at May 31, 2016.

Note B – Fair Value Measurements and Risk (continued)
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $200 million Term Loan B (balance of $189.0 million at May 31, 2016) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.25%, which eliminates the variability in interest rate changes as long as LIBOR is under 1.25%.
Foreign Currency Risk
The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Chinese Yuan, Thai Baht, and Great Britain Pound Sterling.
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of approximately thirty days, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased and sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Gains (losses) on foreign currency contracts that were recorded in the Consolidated Statement of Operations for the three and six month periods ending May 31, 2016 were not material.
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

The Company defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a hierarchy of valuation inputs to measure fair value.

The hierarchy prioritizes the inputs into three broad levels:
Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.
Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.
Level 3 inputs—unobservable inputs for the asset or liability.
The fair value of derivative financial instruments recognized in the Consolidated Statements of Financial Position follows as:

Note B – Fair Value Measurements and Risk (continued)

	Notional Amount	Other Current Assets	Other Current Liabilities	Type of Hedge	Term
Derivatives designated as hedges - May 31, 2016

Currency Forward Contracts	$13.1	$—	$.1	Cash Flow	30 days
Total	$13.1	$—	$.1

Derivatives designated as hedges - November 30, 2015

Currency Forward Contracts	$9.2	$—	$.1	Cash Flow	30 days
Total	$9.2	$—	$.1
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of May 31, 2016 and November 30, 2015:

Fair Value Measurements - May 31, 2016
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities
Foreign currency exchange contracts	$(.1)	$(.1)	$—	$—
Total Liabilities	$(.1)	$(.1)	$—	$—

Fair Value Measurements - November 30, 2015
	Fair Value	Level 1	Level 2	Level 3

Financial Liabilities
Foreign currency exchange contracts	$(.1)	$(.1)	$—	$—
Total Liabilities	$(.1)	$(.1)	$—	$—
There were no transfers into or out of Level 3 during the first six months of 2016 or 2015.
The fair value of the Company’s Senior Unsecured Notes and Term Loan at May 31, 2016 approximated $338.0 million, which is slightly lower than their book value of $339.0 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Senior Unsecured Notes and Term Loan is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.

Note C – Other Expense (Income), Net
The following table sets forth the major components of other expense (income):

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2016	2015	2016	2015
Shareholder activist costs	$—	$—	$—	$1.9
Operational improvement costs	(.5)	1.5	(.4)	2.9
Environmental remediation	—	—	—	.2
Gain on foreign currency transactions	(.2)	(.2)	(.1)	(1.0)
Insurance proceeds	(.1)	—	(.1)	—
Gain on sale of scrap	(.2)	(.3)	(.3)	(.6)
Other bank fees and expenses	.2	.2	.3	.5
Interest income	(.1)	(.1)	(.3)	(.3)
Facility closure costs	1.1	—	.9	—
Other non-income taxes	.3	.3	.5	.5
Other	.1	—	(.5)	(.4)
Total	$.6	$1.4	$—	$3.7

Note D - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the second quarters and the first six months of 2016 and 2015, respectively:
Insert Title Here

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2016	2015	2016	2015
Severance Expense	$1.1	$1.1	$2.7	$1.1
Closure Costs	1.1	—	.9	—
Total	$2.2	$1.1	$3.6	$1.1
During the second quarter of 2016, the Engineered Surfaces and Performance Chemicals segments and Corporate recognized restructuring and severance costs related to continuing operations of $0.1 million, $2.0 million and $0.1 million, respectively, related to workforce reduction and facility closure actions. During the first six months of 2016, the Engineered Surfaces and Performance Chemicals segments and Corporate recognized restructuring and severance costs related to continuing operations of $0.2 million, $3.3 million and $0.1 million, respectively, related to workforce reduction and facility closure actions. During the first six months of 2015, the Engineered Surfaces and Performance Chemicals segments recognized restructuring and severance costs of $0.6 million and $0.5 million, respectively, related to workforce reduction actions.
The following table summarizes the Company's liabilities related to restructuring and severance activities:

	November 30, 2015	2016		May 31, 2016
(Dollars in millions)		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$1.4	$3.3	$4.0	$.7
Engineered Surfaces	.8	.2	.9	.1
Corporate	.1	.1	.2	—
Total	$2.3	$3.6	$5.1	$.8

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

Note E – Income Taxes

The Company recorded an income tax expense of $3.2 million and $0.6 million for the second quarters of 2016 and 2015, respectively, and income tax expense of $3.5 million and a benefit of $0.6 million for the six months ended May 31, 2016 and 2015, respectively. The Company’s effective tax rate for the first six months of 2016 of 36.5% was higher than its U.S. federal statutory rate primarily due to losses in jurisdictions in which no tax benefit exists. The effective tax rate for the second quarter of 2016 was 30.8% compared to16.7% in the second quarter of 2015. The increase in the effective tax rate for the second quarter of 2016 as compared to 2015 results from an increase in overall income and the changing mix of jurisdictional income, whereby the income in the U.S. compared to worldwide income is increased in 2016.

There were no unrecognized tax positions as of May 31, 2016 and November 30, 2015.

Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. There were no interest and penalties recognized in the statement of financial position as of May 31, 2016 and November 30, 2015.

Note E – Income Taxes (continued)

As of both, May 31, 2016 and November 30, 2015, the Company had approximately $107.4 million of U.S. federal net operating loss carryforwards ("NOLCs"), $112.4 million of state and local NOLCs, $0.2 million of foreign tax credit carryforwards and $0.4 million of AMT credit carryforwards. The $112.4 million of state and local NOLCs have a realizable deferred tax asset value of $4.4 million. During the year ended November 30, 2015, the Company utilized approximately $8.2 million of federal net operating loss carryforward. The majority of the federal, state and local NOLCs expire in tax years 2021 through 2034, while the foreign tax credit carryforwards expire between tax years 2016 and 2022. As of May 31, 2016, the Company had approximately $45.7 million of foreign NOLCs of which $37.9 million have an indefinite carryforward period. Of the $37.9 million foreign NOLCs, which have an indefinite carryforward period, $25.9 million have a valuation allowance provided against them as the Company does not anticipate utilizing these carryforwards.

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
The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
Numerator
Income (loss) from continuing operations	$7.2	$3.0	$6.1	$(.2)
Income from discontinued operations, net of tax	—	.9	—	.9
Net income	$7.2	$3.9	$6.1	$.7

Denominator (shares in millions)
Denominator for basic earnings per share - weighted average shares outstanding	44.0	45.7	44.0	45.9
Effect of dilutive securities	.4	.4	.4	.4
Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	44.4	46.1	44.4	46.3

Basic and Diluted Income Per Share
Income from continuing operations	$.16	$.07	$.14	$—
Income from discontinued operations, net of tax	—	.02	—	.02
Net income	$.16	$.09	$.14	$.02
During the second quarters and first six months of 2016 and 2015, respectively, there were no anti-dilutive shares related to share-based incentive compensation that were excluded from the computation of dilutive weighted-average shares outstanding as there were no such shares that would have had an anti-dilutive effect.

Note G – Comprehensive (Loss) Income
The following tables reflect the changes in the components of accumulated other comprehensive loss for the three and six months ended May 31, 2016 and 2015, respectively:

Three months ended May 31, 2016 and 2015	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - February 29, 2016	$(24.5)	$(105.1)	$(129.6)
Other comprehensive income (loss) before reclassifications	2.1	—	2.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	.5	.5
Balance - May 31, 2016	$(22.4)	$(104.6)	$(127.0)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - February 28, 2015	$(20.0)	$(117.7)	$(137.7)
Other comprehensive (loss) income before reclassifications	(2.6)	—	(2.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	.7	.7
Balance - May 31, 2015	$(22.6)	$(117.0)	$(139.6)

Six months ended May 31, 2016 and 2015	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - November 30, 2015	$(30.2)	$(105.7)	$(135.9)
Other comprehensive income (loss) before reclassifications	7.8	—	7.8
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.1	1.1
Balance - May 31 2016	$(22.4)	$(104.6)	$(127.0)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - November 30, 2014	$(10.3)	$(118.5)	$(128.8)
Other comprehensive (loss) income before reclassifications	(12.3)	—	(12.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.5	1.5
Balance - May 31, 2015	$(22.6)	$(117.0)	$(139.6)
Note H – Inventories
Inventories are stated at the lower of cost or market value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $49.5 million, or 49.0%, and $50.4 million, or 48.4%, of inventories at May 31, 2016 and November 30, 2015, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using costing methods that approximate the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

Note H – Inventories (continued)

(Dollars in millions)	May 31, 2016	November 30, 2015
Raw materials and supplies	$33.1	$34.7
Work-in-process	6.4	4.9
Finished products	61.5	60.7
Acquired cost of inventories	101.0	100.3
Excess of acquired cost over LIFO cost	(10.9)	(11.1)
Obsolescence reserves	(6.9)	(7.3)
Net Inventories	$83.2	$81.9
Note I – Debt and Credit Lines
Amounts due to banks within the next twelve months consist of the following debt obligations:

(Dollars in millions)	May 31, 2016	November 30, 2015
Capital lease obligations	$.5	$.5
$200 million Term Loan B – current portion (interest at 4.25%)	2.0	2.0
Total	$2.5	$2.5
The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of working capital credit lines and facilities for the issuance of letters of credit. As of May 31, 2016, total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $6.6 million, all of which was available for utilization.
At November 30, 2015 total borrowing capacity for for foreign working capital credit lines and letters of credit facilities was $17.7 million of which, $0.4 million was utilized as letters of credit issued. These letters of credit support commitments made in the ordinary course of business.
The Company’s long-term debt consists of the following:

(Dollars in millions)	May 31, 2016	November 30, 2015
$200 million Term Loan B (interest at 4.25%)	$189.0	$190.0
Senior Unsecured Notes (interest at 7.875%)	150.0	150.0
Capital lease obligations	17.0	17.2
Senior Revolving Credit Facility	—	—
	356.0	357.2
Less: current portion	(2.5)	(2.5)
Unamortized original issue discount	(.4)	(.5)
Total Long-Term Debt, net of current portion	$353.1	$354.2
Senior Unsecured Notes
The Senior Unsecured Notes ("Senior Notes") have a notional value of $150 million with a 7.875% interest rate, which is payable semi-annually. The Senior Notes mature on November 1, 2018 and are unsecured. The Company may redeem the outstanding Senior Notes at anytime after maturity at a premium above par, subject to certain restrictions. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes.

Note I – Debt and Credit Lines (continued)
Term Loan
The Company also has a $200 million Term Loan (“Term Loan”) (balance of $189.0 million on May 31, 2016). The Term Loan matures on May 31, 2018. The Term Loan is secured by all real property, plant, and equipment of the Company's U.S. facilities and guaranteed by the material U.S. subsidiaries of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the London InterBank Offered Rate (“LIBOR”) subject to a floor of 1.25%. The applicable margin for the eurodollar rate is 3.0%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50%, or (iii) the one-month eurodollar rate plus 1.0%. The applicable margin for the base rate is 2.0%. Annual principal payments consist of $2.0 million, due in quarterly installments, and potential annual excess free cash flow payments as defined in the Term Loan agreement, with any remaining balance to be paid on May 31, 2018. The Company does not expect to make any annual excess free cash flow payments during 2016. The Company can prepay any amount at anytime without penalty upon proper notice and subject to a minimum dollar requirement. Prepayments will be applied towards any required annual excess free cash flow payment.
Additionally, the Term Loan provides for additional borrowings of the greater of $75 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan, provided that certain requirements are met. The Term Loan contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan requires the Company to maintain a senior secured net leverage ratio of less than 2.5 to 1. The Company is in compliance with this covenant with a senior secured net leverage ratio of 1.7 to 1 at May 31, 2016. The Company’s EBITDA, as defined in the Term Loan for covenant purposes, was $84.3 million for the last twelve months ended May 31, 2016, which provided a cushion of approximately $26.1 million for covenant measurement purposes.
The Company issued the Term Loan at a discount of $2.0 million, receiving cash of $198 million. This original issue discount is reflected as a reduction of debt outstanding and is being amortized over the respective term of the debt as a non-cash component of interest expense.
Senior Revolving Credit Facility
The Company also has a Senior Secured Revolving Credit Facility (“Facility”) with a potential availability of $100 million, which can be further increased up to $150 million subject to additional borrowing base assets and lender approval. The Facility matures December 9, 2017. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on May 31, 2016 were $0.4 million. The Facility contains affirmative and negative covenants, similar to the Term Loan, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the second quarter of 2016 and averaged $63.4 million.
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
At May 31, 2016, there were no amounts borrowed under the Facility, letters of credit outstanding under the Facility were $0.4 million and the amount available for borrowing under the Facility was $69.7 million.
The weighted-average interest rate on the Company’s debt was 5.80% and 6.06% during the second quarters of 2016 and 2015, respectively.

Note I – Debt and Credit Lines (continued)
Capital Lease Obligations

At May 31, 2016, the Company had assets under capital leases totaling $17.0 million, which are included in building and land.

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of May 31, 2016.

Year Ending November 30:	(Dollars in millions)
2016	$.6
2017	1.5
2018	1.5
2019	1.5
2020	1.4
Thereafter	19.5
Total minimum lease payments	26.0
Less: Amount representing estimated executory costs	(.7)
Net minimum lease payments	25.3
Less: Amount representing interest	(8.3)
Present value of minimum lease payments	$17.0
Deferred Financing Fees
Deferred financing costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs and original issue discounts was $0.5 million and $0.6 million for the second quarters of 2016 and 2015, and $0.9 million and $1.1 million for the first six months of 2016 and 2015, respectively.
Note J – Share-Based Employee Compensation
The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million Company common shares in the aggregate for (a) awards of options to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) deferred shares, or (e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of May 31, 2016, approximately 1.4 million Company common shares remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years.
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
During the first six months of 2016, no share options were issued or forfeited and 1,000 share options expired.
During the first six months of 2016, 278,700 restricted shares were issued, 158,150 restricted shares vested and 16,250 shares were forfeited.
Compensation expense for all share-based payments included in general and administrative expense was $1.2 million for the first six months of both 2016 and 2015, respectively.
As of May 31, 2016, there was $3.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

There were no options exercised during the first six months of 2016.
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

(In millions)	Pension Plans		Health Care Plans
Three months ended May 31, 2016 and 2015	2016	2015	2016	2015
Service costs	$.5	$.4	$—	$—
Interest costs	2.4	3.2	.1	.1
Expected return on plan assets	(3.8)	(3.8)	—	—
Amortization of net actuarial loss (gain)	1.1	1.4	(.3)	(.3)
Net periodic cost (benefit)	$.2	$1.2	$(.2)	$(.2)

	Pension Plans		Health Care Plans
Six months ended May 31, 2016 and 2015	2016	2015	2016	2015
Service costs	$1.0	$.8	$—	$—
Interest costs	4.8	6.4	.2	.2
Expected return on plan assets	(7.6)	(7.9)	—	—
Amortization of net actuarial loss (gain)	2.3	3.0	(.6)	(.6)
Net periodic cost (benefit)	$.5	$2.3	$(.4)	$(.4)
During the fourth quarter of 2015, the Company adopted the spot rate method for determining its interest and service costs. The Company expects to contribute approximately $6.5 million to its pension plan trusts during fiscal 2016. Contributions made during the first six months of 2016 were $0.4 million.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.8 million and $1.4 million for the second quarter and the first six months of 2016 and $0.7 million and $1.3 million for the second quarter and the first six months of 2015, respectively.
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
Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters, corporate restructuring and severance, interest expense, and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions (including salaries, rent, travel, and entertainment expenses), depreciation, utility costs, outside services, and Board of Directors costs. The accounting policies for reportable segments are the same as those for the consolidated Company. The Company had one customer whose revenue individually represented 10% or more of the Company’s total revenue for the period ended May 31, 2016. Additional information regarding the Company's segments is included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2015.
The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income (loss) from continuing operations before income taxes.

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in millions)	2016	2015	2016	2015
Net Sales
Performance Chemicals
Performance Materials	$76.0	$85.8	$144.0	$169.9
Specialty Chemicals	69.9	74.3	128.0	143.5
Total Performance Chemicals	$145.9	$160.1	$272.0	$313.4
Engineered Surfaces
Coated Fabrics	$19.8	$22.0	$37.4	$44.2
Laminates and Performance Films	36.3	38.1	67.9	69.5
Total Engineered Surfaces	56.1	60.1	105.3	113.7
Inter-segment sales	—	—	—	—
Total Net Sales	$202.0	$220.2	$377.3	$427.1
Segment Operating Profit
Performance Chemicals	$17.1	$13.3	$25.1	$19.9
Engineered Surfaces	7.5	4.9	9.9	9.0
Total Segment Operating Profit	24.6	18.2	35.0	28.9
Interest expense	(5.7)	(6.8)	(11.5)	(13.7)
Corporate expense	(8.6)	(6.8)	(14.3)	(12.7)
Shareholder activist costs	—	—	—	(1.9)
Operational improvement costs	.1	—	.4	(.4)
Asset impairment	—	(.6)	—	(.6)
Acquisition and integration costs	—	(.4)	—	(.4)
Income (Loss) From Continuing Operations Before Income Taxes	$10.4	$3.6	$9.6	$(.8)

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

Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2016
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$135.3	$—	$78.3	$(11.6)	$202.0
Cost of products sold	97.6	—	57.3	(11.3)	143.6
Gross profit	37.7	—	21.0	(.3)	58.4

Selling, general and administrative	24.8	—	8.6	—	33.4
Depreciation and amortization	4.0	—	3.1	—	7.1
Loss on asset sales	—	—	.1	—	.1
Restructuring and severance	.4	—	.7	—	1.1
Interest expense (income)	5.6	(.4)	.5	—	5.7
(Income) loss from subsidiaries	(6.5)	(4.9)	—	11.4	—
Other expense (income), net	(.7)	(.1)	1.3	.1	.6
Total costs and other expenses	27.6	(5.4)	14.3	11.5	48.0
Income (Loss) from continuing operations before income taxes	10.1	5.4	6.7	(11.8)	10.4
Income tax expense (benefit)	2.9	(1.5)	1.8	—	3.2
Net income (loss)	$7.2	$6.9	$4.9	$(11.8)	$7.2

Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2016
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$250.3	$—	$145.7	$(18.7)	$377.3
Cost of products sold	184.5	—	108.4	(18.3)	274.6
Gross profit	65.8	—	37.3	(.4)	102.7

Selling, general and administrative	44.9	—	16.8	—	61.7
Depreciation and amortization	10.8	—	5.9	—	16.7
Asset impairment	—	—	.4	—	.4
Loss on asset sales	—	—	.1	—	.1
Restructuring and severance	1.4	—	1.3	—	2.7
Interest expense (income)	11.3	(.8)	1.0	—	11.5
(Income) loss from subsidiaries	(9.9)	(7.0)	—	16.9	—
Other expense (income), net	(1.8)	(.3)	2.0	.1	—
Total costs and other expenses	56.7	(8.1)	27.5	17.0	93.1
(Loss) Income from continuing operations before income taxes	9.1	8.1	9.8	(17.4)	9.6
Income tax (benefit) expense	3.0	(2.3)	2.8	—	3.5
Net income (loss)	$6.1	$10.4	$7.0	$(17.4)	$6.1

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (continued)

Condensed Consolidating Statements of Operations for the Three Months Ended May 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$142.1	$—	$85.7	$(7.6)	$220.2
Cost of products sold	109.1	—	66.0	(7.8)	167.3
Gross profit	33.0	—	19.7	.2	52.9

Selling, general and administrative	22.8	—	9.2	—	32.0
Depreciation and amortization	3.8	—	3.2	—	7.0
Asset impairment	.6	—	—	—	.6
Restructuring and severance	.3	—	.8	—	1.1
Interest expense (income)	6.5	(.3)	.6	—	6.8
Acquisition and integration related expense	.4	—	—	—	.4
(Income) loss from subsidiaries	(4.5)	(3.0)	—	7.5	—
Other (income) expense, net	(.1)	—	1.5	—	1.4
Total costs and other expenses	29.8	(3.3)	15.3	7.5	49.3
Income (loss) from continuing operations before income taxes	3.2	3.3	4.4	(7.3)	3.6
Income tax expense (benefit)	.2	(1.0)	1.4	—	.6
Income (loss) from continuing operations	3.0	4.3	3.0	(7.3)	3.0
Income from discontinued operations	.9	—	—	—	.9
Net Income (loss)	$3.9	$4.3	$3.0	$(7.3)	$3.9

Condensed Consolidating Statements of Operations for the Six Months Ended May 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$277.0	$—	$166.3	$(16.2)	$427.1
Cost of products sold	219.1	—	129.9	(16.5)	332.5
Gross profit	57.9	—	36.4	.3	94.6

Selling, general and administrative	43.6	—	18.2	—	61.8
Depreciation and amortization	7.5	—	6.6	—	14.1
Asset impairment	.6	—	—	—	.6
Restructuring and severance	.3	—	.8	—	1.1
Interest expense (income)	13.1	(.7)	1.3	—	13.7
Acquisition and integration related expense	.4	—	—	—	.4
(Income) loss from subsidiaries	(8.4)	(5.8)	—	14.2	—
Other (income) expense, net	2.2	.3	1.3	(.1)	3.7
Total costs and other expenses	59.3	(6.2)	28.2	14.1	95.4
Income (loss) from continuing operations before income taxes	(1.4)	6.2	8.2	(13.8)	(.8)
Income tax expense (benefit)	(1.2)	(1.9)	2.5	—	(.6)
Income (loss) from continuing operations	(.2)	8.1	5.7	(13.8)	(.2)
Income from discontinued operations	.9	—	—	—	.9
Net Income (loss)	$.7	$8.1	$5.7	$(13.8)	$.7

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended May 31, 2016

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net income (loss)	$7.2	$6.9	$4.9	$(11.8)	$7.2

Other comprehensive income (loss), net of tax	2.6	8.5	3.4	(11.9)	2.6
Comprehensive income (loss)	$9.8	$15.4	$8.3	$(23.7)	$9.8

Condensed Consolidating Statements of Comprehensive (Loss) Income for the Six Months Ended May 31, 2016

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$6.1	$10.4	$7.0	$(17.4)	$6.1

Other comprehensive income (loss), net of tax	8.9	16.2	8.8	(25.0)	8.9
Comprehensive income (loss)	$15.0	$26.6	$15.8	$(42.4)	$15.0

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended May 31, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net income (loss)	$3.9	$4.3	$3.0	$(7.3)	$3.9

Other comprehensive (loss) income, net of tax	(1.9)	(3.3)	(6.1)	9.4	(1.9)
Comprehensive income (loss)	$2.0	$1.0	$(3.1)	$2.1	$2.0

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six Months Ended May 31, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$.7	$8.1	$5.7	$(13.8)	$.7

Other comprehensive (loss) income, net of tax	(10.8)	(39.6)	(44.2)	83.8	(10.8)
Comprehensive (loss) income	$(10.1)	$(31.5)	$(38.5)	$70.0	$(10.1)

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position May 31, 2016
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$9.4	$—	$51.2	$—	$60.6
Accounts receivable, net	57.2	—	51.7	—	108.9
Inventories	54.0	—	30.6	(1.4)	83.2
Prepaid expenses and other	2.4	10.7	4.2	.3	17.6
Total Current Assets	123.0	10.7	137.7	(1.1)	270.3

Property, plant and equipment, net	122.7	—	90.1	—	212.8
Goodwill, trademarks and other intangible assets, net	76.8	—	65.3	—	142.1
Deferred income taxes	65.3	.7	11.6	(10.5)	67.1
Intercompany	315.7	59.0	10.2	(384.9)	—
Investments in subsidiaries	81.7	122.0	—	(203.7)	—
Deferred financing fees	3.9	—	—	—	3.9
Other assets	3.5	—	.3	—	3.8
Total Assets	$792.6	$192.4	$315.2	$(600.2)	$700.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.5	$—	$—	$—	$2.5
Accounts payable	43.7	.1	31.0	—	74.8
Accrued payroll and personal property taxes	12.4	—	12.1	(.1)	24.4
Employee benefit obligations	2.9	—	.5	—	3.4
Accrued interest	1.1	—	—	—	1.1
Deferred income taxes	—	—	.2	(.2)	—
Other current liabilities	6.0	—	.9	(3.2)	3.7
Total Current Liabilities	68.6	.1	44.7	(3.5)	109.9

Long-term debt	353.1	—	—	—	353.1
Postretirement benefits other than pensions	6.9	—	—	—	6.9
Pension liabilities	72.0	—	10.3	—	82.3
Deferred income taxes	—	—	21.9	(9.7)	12.2
Intercompany	160.1	111.4	112.7	(384.2)	—
Other liabilities	6.3	—	3.6	.1	10.0
Total Liabilities	667.0	111.5	193.2	(397.3)	574.4
Total Shareholder's Equity	125.6	80.9	122.0	(202.9)	125.6
Total Liabilities and Shareholders’ Equity	$792.6	$192.4	$315.2	$(600.2)	$700.0

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$5.2	$—	$39.7	$—	$44.9
Accounts receivable, net	52.7	—	52.6	—	105.3
Inventories	52.5	—	30.4	(1.0)	81.9
Deferred income taxes	—	—	4.1	(4.1)	—
Prepaid expenses and other	2.9	6.9	8.7	.3	18.8
Total Current Assets	113.3	6.9	135.5	(4.8)	250.9

Property, plant and equipment, net	125.2	—	89.7	—	214.9
Goodwill, trademarks and other intangible assets, net	77.2	—	64.5	—	141.7
Deferred income taxes	65.8	.9	11.9	(10.8)	67.8
Intercompany	311.4	59.3	7.4	(378.1)	—
Investments in subsidiaries	68.5	106.6	—	(175.1)	—
Deferred financing fees	4.7	—	—	—	4.7
Other assets	3.2	3.7	.3	—	7.2
Total Assets	$769.3	$177.4	$309.3	$(568.8)	$687.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.5	$—	$—	$—	$2.5
Accounts payable	38.0	—	34.0	—	72.0
Accrued payroll and personal property taxes	13.6	.1	11.3	—	25.0
Employee benefit obligations	2.7	—	.5	—	3.2
Accrued interest	1.1	—	—	—	1.1
Deferred income taxes	—	—	.1	(.1)	—
Other current liabilities	6.4	—	5.5	(3.2)	8.7
Total Current Liabilities	64.3	.1	51.4	(3.3)	112.5

Long-term debt	354.2	—	—	—	354.2
Postretirement benefits other than pensions	6.9	—	—	—	6.9
Pension liabilities	74.9	—	10.0	—	84.9
Deferred income taxes	—	—	24.3	(14.8)	9.5
Intercompany	153.2	111.0	113.6	(377.8)	—
Other liabilities	6.7	—	3.4	—	10.1
Total Liabilities	660.2	111.1	202.7	(395.9)	578.1
Total Shareholder's Equity	109.1	66.3	106.6	(172.9)	109.1
Total Liabilities and Shareholders’ Equity	$769.3	$177.4	$309.3	$(568.8)	$687.2

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended May 31, 2016
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By (Used In) Operating Activities	$11.1	$(1.5)	$11.6	$(1.8)	$19.4

Investing Activities
Capital expenditures	(7.4)	—	(3.3)	—	(10.7)
Proceeds from asset sales	—	—	5.3	—	5.3
Investments in subsidiary and other	—	(2.3)	—	2.3	—
Other	.1	—	—	—	.1
Net Cash (Used In) Provided By Investing Activities	(7.3)	(2.3)	2.0	2.3	(5.3)

Financing Activities
Repayment of debt obligations	(1.3)	—	—	—	(1.3)
Other	—	—	2.3	(2.3)	—
Net Cash (Used In) Provided By Financing Activities	(1.3)	—	2.3	(2.3)	(1.3)
Effect of exchange rate changes on cash	1.7	3.8	(4.4)	1.8	2.9
Net Increase in Cash and Cash Equivalents	4.2	—	11.5	—	15.7
Cash and cash equivalents at beginning of period	5.2	—	39.7	—	44.9
Cash and Cash Equivalents at End of Period	$9.4	$—	$51.2	$—	$60.6

Condensed Consolidating Statements of Cash Flows for the Six Months Ended May 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By (Used In) Operating Activities	$2.4	$1.1	$(14.0)	$21.0	$10.5

Investing Activities
Capital expenditures	(7.4)	—	(3.1)	—	(10.5)
Net Cash (Used In) Investing Activities	(7.4)	—	(3.1)	—	(10.5)

Financing Activities
Repayment of debt obligations	(1.3)	—	—	—	(1.3)
Short-term debt (payments), net	—	—	(1.8)	—	(1.8)
Other	(7.9)	—	—	—	(7.9)
Net Cash (Used In) Financing Activities	(9.2)	—	(1.8)	—	(11.0)
Effect of exchange rate changes on cash	1.1	(1.1)	23.4	(21.0)	2.4
Net (Decrease) Increase in Cash and Cash Equivalents	(13.1)	—	4.5	—	(8.6)
Cash and cash equivalents at beginning of period	43.9	—	55.6	—	99.5
Cash and Cash Equivalents at End of Period	$30.8	$—	$60.1	$—	$90.9

Note O - Asset Sale

On February 5, 2016, the Company completed the sale of its Performance Chemicals' India operations (through the sale of 100% of the outstanding equity of the Company's OMNOVA Solutions India Private Limited Subsidiary) to Apotex Inc., a private industrial products manufacturer headquartered in India. The sale included all assets and liabilities, contracts and other assets associated with the Company’s production of rubber related products. Under terms of the sale, the Company received $5.3 million in cash. The sale price was equal to the net book value of these assets and liabilities and therefore, there was no gain or loss recognized on this transaction. The Company will continue to sell certain of its products within India in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses. As discussed in Note A - Basis of Presentation, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals, and bio-based chemistries. Performance Chemicals’ custom-formulated products include latices, hollow plastic pigment, resins, binders, adhesives, specialty rubbers, antioxidants, and elastomeric modifiers which are used in oil & gas drilling, completion and production, recovery, specialty coatings, carpet, paper and packaging, nonwovens, construction, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers and thermoplastics, and various other specialty applications. The Engineered Surfaces segment develops, designs, produces, and markets a broad line of functional and decorative surfacing products, including coated fabrics, laminates, and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, kitchen and bath cabinets, transportation including automotive, truck, bus and other mass transit, marine and motorcycle, recreational vehicles and manufactured housing, flooring, home furnishings, retail display fixtures, commercial and residential furniture, commercial appliances, banners, tents, and ceiling tiles. Please refer to Item 1. Business, of the Company’s 2015 Annual Report on Form 10-K for further description of and background on the Company’s operating segments.

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 42% of its sales in the first six months of 2016. Customers with sales price index contracts are primarily in the performance materials product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e. styrene and butadiene). The contract mechanisms, however, generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

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

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2013 through 2015 and estimated purchases for 2016 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2016 (estimated)	149	$0.39 - $0.54
2015	166	$0.41 - $0.68
2014	177	$0.69 - $0.84
2013	172	$0.71 - $0.93
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2013 through 2015 and estimated purchases for 2016 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2016 (estimated)	113	$0.24 - $0.51
2015	132	$0.29 - $0.65
2014	142	$0.55 - $0.82
2013	139	$0.44 - $1.01
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

Key Indicators

Key economic measures relevant to the Company include global economic growth rates, discretionary spending for durable goods, print advertising, oil & gas consumption and drilling levels, U.S. commercial real estate occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes, and forecasts of raw material pricing for certain petrochemical feedstocks. Key original equipment manufacturer industries that provide a general indication of demand drivers to the Company include paper, commercial and residential construction and refurbishment, automotive and tire production, furniture manufacturing, flooring manufacturing, and acrylonitrile butadiene styrene (ABS) manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products, but the trend information does not necessarily directly correlate with demand levels in the markets that ultimately use the Company’s products in part because the Company's market share is relatively small in a number of specialty markets.

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

Results of Operations for the Three Months Ended May 31, 2016 Compared to the Three Months Ended May 31, 2015

The Company's net sales in the second quarter of 2016 were $202.0 million compared to $220.2 million in the second quarter of 2015. The largest contributor to the sales decline was the divestiture in February 2016 of the non-strategic breakeven operation in India. Excluding sales of $8.4 million in the second quarter of 2015 from the India business, sales decreased $9.8 million or 4.5%. The Performance Chemicals business segment revenue decreased by $14.2 million, or 8.9%, and the Engineered Surfaces business segment revenue decreased $4.0 million, or 6.7%. Contributing to the net sales decrease in 2016 were sales volumes that were lower by $6.4 million, or 2.9%, reduced pricing of $2.2 million or 1.0%, related to lower raw material costs, and unfavorable currency translation effects of $1.2 million or 0.5%, driven by the decline in the Thai Baht. The lower volume was driven by unfavorable conditions in the paper and carpet markets, lower films sales and reduced sales into the China automotive market, partially offset by improved volumes in North American coated fabrics, specialty coatings, tire cord, reinforcing resins and antioxidants, while oil & gas volumes were flat year over year.

Gross profit in the second quarter of 2016 was $58.4 million with a gross profit margin of 28.9% compared to gross profit of $52.9 million and a gross profit margin of 24.0% in the second quarter of 2015. The increase in gross profit margin was due to cost reduction initiatives, lower raw material costs, mix improvement from favorable volume in higher-margin businesses and pricing actions, partially offset by the decline in volumes overall. Included in gross profit for the second quarter of 2016 is a favorable net inventory revaluation adjustment of $1.3 million, compared to a favorable net inventory revaluation adjustment of $0.8 million in the second quarter of 2015.

Selling, general and administrative expense in the second quarter of 2016 was $33.4 million, compared to $32.0 million in the second quarter of 2015, reflecting higher accruals for incentive and variable deferred compensation expense driven by improved Company performance as well as increased investments in sales and marketing resources to support the higher margin specialty lines of business, which were partially offset by cost reduction initiatives.

Interest expense was $5.7 million in the second quarter of 2016, a decrease of $1.1 million compared to the same period in the prior year. The decrease in the current year is due to lower debt levels resulting from the $50 million partial prepayment of the Company's outstanding Senior Notes in November 2015 and normal scheduled repayments.

Other expense was $0.6 million in the second quarter of 2016 compared to $1.4 million in the second quarter of 2015. Included in other expense for the second quarter of 2016 and 2015 were expenses of $1.1 million and $1.5 million, respectively, related to operational and key process improvement initiatives.

Income tax expense was $3.2 million in the second quarter of 2016, compared to an income tax expense of $0.6 million in the second quarter of 2015. The effective tax rate for the second quarter 2016 was 30.8% expense, compared to 16.7% in the second quarter of 2015. The increase in the effective tax rate for the second quarter of 2016 as compared to 2015, results from an increase in the overall income, whereby the income in the U.S. increased compared to worldwide income in 2016.

Net income for the second quarter of 2016 was $7.2 million, or $0.16 per diluted share, compared to net income of $3.9 million, or $0.09 per diluted share, during the same quarter in the prior year.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	May 31,
(Dollars in millions)	2016	2015
Net Sales
Performance Chemicals
Performance Materials	$76.0	$85.8
Specialty Chemicals	69.9	74.3
Total Performance Chemicals	$145.9	$160.1
Engineered Surfaces
Coated Fabrics	$19.8	$22.0
Laminates and Performance Films	36.3	38.1
Total Engineered Surfaces	56.1	60.1
Inter-segment sales	—	—
Consolidated Net Sales	$202.0	$220.2

Segment Gross Profit:
Performance Chemicals	$40.9	$37.0
Engineered Surfaces	17.5	15.9
Consolidated Gross Profit	$58.4	$52.9

Segment Operating Profit:
Performance Chemicals	$17.1	$13.3
Engineered Surfaces	7.5	4.9
Interest expense	(5.7)	(6.8)
Corporate expense	(8.6)	(6.8)
Operational improvement costs	.1	—
Asset impairment	—	(.6)
Acquisition and integration costs	—	(.4)
Consolidated Income from Continuing Operations Before Income Taxes	$10.4	$3.6
Performance Chemicals
Performance Chemicals' net sales decreased $14.2 million or 8.9%, to $145.9 million during the second quarter of 2016, compared to $160.1 million during the second quarter of 2015. The Company's divestiture of its Indian operations in February 2016 resulted in $8.4 million or 5.2% of reduced sales versus the second quarter of 2015. The 2016 second quarter sales decrease was also due to volume declines of $4.0 million, or 2.5% driven primarily by weakness in paper and carpet markets. Also, contributing to the decrease was reduced customer pricing of $1.7 million, or 1.1%, driven by lower raw material costs. These declines were partially offset by growth in several specialty areas such as coating and elastomeric modifiers, as well as in tire cord adhesives, reinforcing resins and antioxidants. Net sales for the Performance Materials product line decreased $9.8 million or 11.4%, to $76.0 million during the second quarter of 2016 compared to $85.8 million during the second quarter of 2015, driven by the sale of the India operations which resulted in $7.6 million or 8.9% lower sales and lower volumes of $2.0 million as declines in paper and carpet were partially offset by increased volume in tire cord, adhesives, reinforcing resins and antioxidants. Net sales for the Specialty Chemicals product line decreased $4.4 million to $69.9 million during the second quarter of 2016, compared to $74.3 million during the second quarter of 2015, which was driven primarily by reduced pricing and lower Latin American nonwoven volumes, partially offset by volume increases in higher growth specialty product lines, such as specialty coatings and elastomeric modifiers.

Performance Chemicals' gross profit was $40.9 million with a gross profit margin of 28.0% during the second quarter of 2016 compared to $37.0 million with a gross profit margin of 23.1% in the second quarter of 2015. The increase in gross profit margin was primarily due to growth in higher margin specialty products, pricing actions, cost reductions, and lower raw material costs, which more than offset the overall volume declines. The segment also recorded a favorable net inventory revaluation adjustment of $0.8 million in the second quarter of 2016 compared to a favorable net inventory revaluation adjustment of $1.4 million in the second quarter of 2015.

The Performance Chemicals' segment generated segment operating profit of $17.1 million in the second quarter of 2016 compared to $13.3 million in the second quarter of 2015. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2016 were $1.3 million and included $0.9 million of severance costs related to workforce reductions, $0.2 million of accelerated depreciation expense, $1.1 million of facility closure costs and other, which were partially offset by favorable adjustments of $0.9 million related to operational improvement costs. Those items for the second quarter of 2015 were $2.0 million and included $1.5 million of operational improvement costs and $0.5 million of severance costs related to workforce reductions.

Engineered Surfaces

Engineered Surfaces' net sales decreased $4.0 million, or 6.7%, to $56.1 million in the second quarter of 2016 from $60.1 million in the second quarter of 2015. Volumes declined by $2.4 million, while pricing was slightly unfavorable by $0.5 million and foreign currency translation was unfavorable by $1.1 million. The decreased volume was due to lower sales in China, and North American films, partially offset by increased sales in North American coated fabrics. Coated Fabrics net sales were $19.8 million in the second quarter of 2016 compared to $22.0 million in the second quarter of 2015 due to lower sales in China, partially offset by sales growth in North America. Net sales for the Laminates and Performance Films product line decreased $1.8 million, to $36.3 million during the second quarter of 2016 compared to $38.1 million during the second quarter of 2015, due to decreased sales in films as a result of exiting lower margin business in general purpose applications, which were partially offset by improved sales in RV, store fixtures and food service.

Engineered Surfaces' gross profit was $17.5 million with a gross profit margin of 31.2% during the second quarter of 2016 compared to $15.9 million and a gross profit margin of 26.5% in the second quarter of 2015. The increase in gross profit is due to stronger margins, improved mix of higher margin specialty products and a favorable net inventory valuation adjustment. The favorable net inventory revaluation adjustment was $0.5 million in the second quarter of 2016 compared to an unfavorable net inventory revaluation adjustment was $0.6 million in the second quarter of 2015.

Segment operating profit was $7.5 million for the second quarter of 2016 compared to $4.9 million for the second quarter of 2015. The increase in segment operating profit in the second quarter of 2016 is primarily due to margin expansion and favorable mix. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2016 were income of $0.3 million and included restructuring and severance of $0.1 million, which were partially offset by favorable adjustments of $0.4 million of operational and other improvement costs. Those items for the second quarter of 2015 were $0.9 million and included severance costs of $0.6 million, and facility closure costs and other of $0.3 million.

Corporate

Corporate expenses were $8.6 million in the second quarter of 2016 compared to $6.8 million in the second quarter of 2015. The increase is primarily due to higher accruals for incentive and variable deferred compensation expense driven by improved Company performance .

Results of Operations for the Six Months Ended May 31, 2016 Compared to the Six Months Ended May 31, 2015
The Company's net sales in the first six months of 2016 were $377.3 million, compared to $427.1 million in the first six months of 2015. Excluding year-over non-comparable sales of $10.7 million from the India business, sales decreased $39.1 million or 9.2%. The Performance Chemicals business segment revenue decreased by $41.4 million, or 13.2%, and the Engineered Surfaces business segment revenue decreased $8.4 million, or 7.4%. Contributing to the net sales decrease in 2016 were reduced pricing of $13.7 million, lower volumes of $19.5 million, and unfavorable currency translation effects of $5.9 million. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in certain markets of Performance Materials.
Gross profit in the first six months of 2016 was $102.7 million with a gross profit margin of 27.2%, compared to gross profit of $94.6 million and a gross profit margin of 22.1% in the first six months of 2015. The increase in gross profit was primarily due to higher margins from pricing and cost reduction initiatives. The increase in gross profit margin was due to cost reduction initiatives and mix improvement from favorable volume in higher margin product lines, partially offset by the decline in volumes overall. Raw material costs declined $21.4 million in the first six months of 2016 compared to the first six months of 2015. Also included in gross profit for 2016 is an unfavorable net inventory revaluation adjustment of $2.4 million as compared to an unfavorable net inventory revaluation adjustment of $4.7 million for 2015.

Selling, general, and administrative expense in the first six months of 2016 was $61.7 million, or 16.4% of sales, compared to $61.8 million, or 14.5% of net sales, in the first six months of 2015. The slight decrease in expense for the first six months of 2016 is primarily due to cost reduction initiatives, which was partially offset by higher accruals for incentive and variable deferred compensation expense driven by improved Company performance.
Interest expense was $11.5 million in the first six months of 2016, compared to $13.7 million for the same period a year ago. The decrease in the current year is due to lower debt levels resulting from the $50.0 million partial prepayment of the Company's outstanding Senior Notes in November 2015 and normally scheduled payments.
Income tax expense was $3.5 million in the first six months of 2016, compared to income tax benefit of $0.6 million in the first six months of 2015. The effective tax rate for the first six months of 2016 was 36.5% compared to 75.0% in the first six months of 2015. The effective tax rate in 2016 is higher than the Company's U.S. federal statutory rate primarily due to losses in jurisdictions in which no tax benefit exists. The effective tax rate in 2015 is higher than the Company's U.S. federal statutory rate primarily due to the reversal of a prior tax reserve during the first quarter of 2015, along with the pre tax loss in the first six months of 2015. Cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $107.4 million of U.S. federal net operating loss carryforwards, and $112.4 million of state and local net operating loss carryforwards. The $112.4 million of state and local net operating loss carryforwards have a realizable deferred tax asset value of $4.4 million. The majority of the federal, state and local net operating loss carryforwards will expire between 2021 and 2034.
The Company has not provided for U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. However, based on the Company's policy of permanent reinvestment, it is not practicable to determine the U.S. federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2015, the non-U.S. subsidiaries had a cumulative unremitted foreign loss position of $6.4 million.
The Company generated net income of $6.1 million, or $0.14 per diluted share, in the first six months of 2016, compared to net income of $0.7 million or $0.02 per diluted share, in the first six months of 2015.
Segment Discussion
The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Six Months Ended
	May 31,
(Dollars in millions)	2016	2015
Net Sales
Performance Chemicals
Performance Materials	$144.0	$169.9
Specialty Chemicals	128.0	143.5
Total Performance Chemicals	$272.0	$313.4
Engineered Surfaces
Coated Fabrics	$37.4	$44.2
Laminates and Performance Films	67.9	69.5
Total Engineered Surfaces	105.3	113.7
Consolidated Net Sales	$377.3	$427.1

Segment Gross Profit:
Performance Chemicals	$72.5	$64.3
Engineered Surfaces	30.2	30.3
Consolidated Gross Profit	$102.7	$94.6

Segment Operating Profit:
Performance Chemicals	$25.1	$19.9
Engineered Surfaces	9.9	9.0
Interest expense	(11.5)	(13.7)
Corporate expense	(14.3)	(12.7)
Shareholder activist costs	—	(1.9)
Operational improvement costs	.4	(.4)
Asset impairment	—	(.6)
Acquisition and integration costs	—	(.4)
Consolidated Income from Continuing Operations Before Income Taxes	$9.6	$(0.8)
Performance Chemicals
Performance Chemicals' net sales decreased $41.4 million, or 13.2%, to $272.0 million during the first six months of 2016, compared to $313.4 million during the first six months of 2015. The divestiture of the India operations in February 2016 resulted in a reduction in net sales $10.7 million. Also, contributing to the decrease in 2016 is reduced customer pricing of $12.9 million driven by lower contract-based index prices as a result of the continuing decline of raw material costs, lower volumes of $14.1 million driven primarily by weakness in paper and carpet, partially offset by growth in certain specialty lines, and unfavorable currency translation effects of $3.7 million. Net sales for the Performance Materials product line decreased $25.9 million to $144.0 million during the first six months of 2016 compared to $169.9 million during the first six months of 2015, driven primarily by reduced pricing, lower volumes, and currency translation effects. Lower volumes in paper, reinforcing, and antioxidants were only partially offset by improved volumes in tire cord and specialty rubber. Net sales for the Specialty Chemicals product line decreased $15.5 million to $128.0 million during the first six months of 2016, compared to $143.5 million during the first six months of 2015. The sale of the India business and lower volumes, driven primarily by market weakness in oil & gas in the first quarter, were partially offset by improved volumes in nonwovens.

Performance Chemicals' gross profit was $72.5 million with a gross profit margin of 26.7% during the first six months of 2016, compared to $64.3 million with a gross profit margin of 20.5% in the first six months of 2015. The increase in gross profit was primarily due to growth in higher margin specialty products, pricing actions, cost reductions, and lower raw material costs, which more than offset the contract-based lower selling price and overall volume declines. Raw material costs declined by $19.5 million in the first six months of 2016 compared to the first six months of 2015. Included in gross profit is an unfavorable net inventory revaluation adjustment of $1.4 million for 2016 compared to an unfavorable net inventory revaluation adjustment of $4.7 million for 2015.

This segment generated an operating profit of $25.1 million in the first six months of 2016 compared to $19.9 million in the first six months of 2015. The increase in segment operating profit was primarily driven by cost reductions and lower raw material costs, which offset volume declines. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first six months of 2016 were $5.0 million and included $2.1 million of severance costs related to workforce reductions, $3.0 million of accelerated depreciation expense, and $1.1 million of facility closure costs, which were partially offset by favorable adjustments of $1.2 million related to operational and other improvement items. Those items for the first six months of 2015 were $3.0 million and included $2.5 million of operational development costs, and $0.5 million of severance costs.
Engineered Surfaces
Engineered Surfaces' net sales decreased $8.4 million, or 7.4%, to $105.3 million in the first six months of 2016 from $113.7 million in the first six months of 2015 primarily due to lower volumes of $5.4 million, unfavorable pricing of $0.8 million and unfavorable foreign currency translation of $2.2 million. Coated Fabrics net sales were $37.4 million in the first six months of 2016 compared to $44.2 million in the first six months of 2015, resulting from market weakness in the China automotive market. Net sales for the Laminates and Performance Films product lines were $67.9 million during the first six months of 2016 compared to $69.5 million during the first six months of 2015, driven by lower film sales, which were partially offset by increased sales in retail store fixtures and food service product lines.
Engineered Surfaces' gross profit was $30.2 million with a gross profit margin of 28.7% during the first six months of 2016, compared to $30.3 million and a gross profit margin of 26.6% in the first six months of 2015. The flat gross profit during the first half of 2016 resulted from a favorable mix of higher margin specialty products which was offset by a year-over-year unfavorable net inventory revaluation adjustment of $1.0 million.
Segment operating profit was $9.9 million for the first six months of 2016, compared to $9.0 million for the first six months of 2015. Segment operating profit improved in the first six months of 2016 as a result of favorable pricing and mix, which were partially offset by lower volumes. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first six months of 2016 were income of $0.1 million and included $0.5 million of restructuring and severance costs, and $0.1 million of asset impairment, facility closure costs and other, which were partially offset by favorable adjustments of $0.7 million related to operational and other improvement items. These items for 2015 were $1.1 million and included $0.6 million of workforce reduction costs, $0.4 million of facility closure costs, and $0.1 million of environmental costs.
Corporate
Corporate expenses were $14.3 million in the first six months of 2016, compared to $12.7 million in the first six months of 2015. The increase is primarily due to higher accruals for incentive and variable deferred compensation expense driven by improved Company performance.
Financial Resources

	Six Months Ended May 31,
	2016	2015	Change
Cash provided by operating activities	$19.4	$10.5	$8.9
Cash (used) in investing activities	$(5.3)	$(10.5)	$5.2
Cash (used) in financing activities	$(1.3)	$(11.0)	$9.7
Increase (decrease) in cash and cash equivalents	$15.7	$(8.6)	$24.3

Cash provided by operating activities was $19.4 million for the six months ended May 31, 2016, compared to cash provided of $10.5 million in the six months ended May 31, 2015. Cash provided by operations increased in 2016 compared to 2015, primarily due to improved profitability and improved working capital in the first six months of 2016 compared to the first half of 2015. Total working capital decreased from 68.0 days to 60.8 days year-over-year primarily driven by a decrease in Days Sales Outstanding as a result of the Company's focused effort on working capital improvement.

Cash used in investing activities was $5.3 million in the six months ended May 31, 2016 and $10.5 million in the six months ended May 31, 2015. Cash used in 2016 is primarily due to capital expenditures of $10.7 million offset by proceeds from the sale of the India operations of $5.3 million. The Company expects to spend between $25.0 million to $30.0 million of capital expenditures during 2016. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements, and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used in financing activities was $1.3 million in the six months ended May 31, 2016 and $11.0 million in the six months ended May 31, 2015. The decrease in 2016 compared to 2015 is primarily due to $7.9 million used in 2015 for the buyback of the Company's common shares under an authorized repurchase program. The repurchase program expired during 2015. Total debt was $356.0 million as of May 31, 2016, which includes $189.0 million for the Term Loan, $150.0 million for the Senior Notes, and $17.0 million for the capital lease obligation, compared to $357.2 million as of November 30, 2015. The Company’s cash balance of $60.6 million at May 31, 2016 consists of $9.4 million in the U.S., $23.2 million in Europe and $28.0 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its operations and capital requirements for at least the next twelve months.

Debt
Please refer to Note I to the Unaudited Interim Consolidated Financial Statements for a discussion of debt.
Significant Accounting Policies and Management Judgments
The Company’s discussion and analysis of its results of operations, financial condition, and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts of assets and liabilities, revenues, and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. The Company periodically reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, litigation and environmental reserves, pensions, and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments under different assumptions.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2016 reflects reserves for environmental remediation of $4.0 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At May 31, 2016, the Company employed approximately 1,950 employees at offices, plants and other facilities located principally throughout the United States, France, China and Thailand. Approximately 10.5%, or 204, of the Company’s employees are covered by collective bargaining agreements in the United States. There are currently no collective bargaining agreements in the United States that will expire in the remainder of 2016. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

New Accounting Pronouncements

Please refer to Note A to the Unaudited Interim Consolidated Financial Statements for a discussion of accounting standards adopted in 2016 and accounting standards not yet adopted.

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

Risks and uncertainties that may adversely affect our business, operations, assets, or other matters affecting the Company and may cause actual results and the value of your investment in OMNOVA to materially differ from expectations include, but are not limited to: (1) the Company's exposure to general economic, business, and industry conditions; (2) the risk of doing business in foreign countries and markets; (3) changes in raw material prices and availability; (4) the highly competitive markets the Company serves; (5) extraordinary events such as natural disasters, political disruptions, terrorist attacks and acts of war; (6) extensive and increasing United States and international governmental regulation, including environmental, health and safety regulations; (7) the Company's failure to protect its intellectual property or defend itself from intellectual property claims; (8) claims and litigation; (9) changes in accounting policies, standards, and interpretations; (10) the actions of activist shareholders; (11) the Company's inability to achieve or achieve in a timely manner the objectives and benefits of cost reduction initiatives; (12) the Company's ability to develop and commercialize new products at competitive prices; (13) the concentration of OMNOVA's Performance Chemicals business, and certain Engineered Surfaces market segments, among several large customers; (14) the creditworthiness of the Company's customers; (15) the failure of a joint venture partner to meet its commitments; (16) the Company's ability to identify and complete strategic transactions; (17) the Company’s ability to successfully integrate acquired companies; (18) unanticipated capital expenditures; (19) risks associated with the use, production, storage, and transportation of chemicals; (20) information system failures and breaches in security; (21) continued increases in healthcare costs; (22) the Company's ability to retain or attract key employees; (23) the Company's ability to renew collective bargaining agreements with employees on acceptable terms and the risk of work stoppages; (24) the Company's contribution obligations under its U.S. pension plan; (25) the Company's reliance on foreign financial institutions to hold some of its funds; (26) the effect of goodwill impairment charges; (27) the volatility in the market price of the Company’s common shares; (28) the Company's substantial debt position; (29) the decision to incur additional debt; (30) the operational and financial restrictions contained in the Company's indenture; (31) a default under the Company's term loan or revolving credit facility; and (32) the Company's ability to generate sufficient cash to service its outstanding debt.

We provide greater detail regarding these risks and uncertainties in our 2015 Form 10-K and subsequent filings, which are available online at www.omnova.com and www.sec.gov.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note I to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at variable rates. Borrowings under the Term Loan and the Facility were $189.0 million as of May 31, 2016. There were no non-U. S. borrowings with banks as of May 31, 2016. The weighted average effective interest rate of the Company’s outstanding debt was 5.80% as of May 31, 2016. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $(22.4) million as of May 31, 2016, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2016 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The following table summarizes the Company’s activity related to its common shares for the three months ended May 31, 2016.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
March 1 - 31	8,800	$8.24	—	$—
April 1 - 30	1,892	$6.28	—	$—
May 1 - 31	2,512	$7.40	—	$—
Total	13,204	$7.31	—

(a) Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with the Company’s stock compensation and benefit plans to satisfy tax obligations.
Item 6. Exhibits

a.) Exhibits
3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Code of Regulations
12.1	Ratio of Earnings to fixed charges.(x)
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2016, filed with the SEC on June 29, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2016; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2016; (iii) the Consolidated Statements of Financial Position at May 31, 2016 and November 30, 2015; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	June 29, 2016	By	/s/ Paul F. DeSantis
Paul F. DeSantis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 29, 2016	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Code of Regulations
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2016, filed with the SEC on June 29, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2016; (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2016; (iii) the Consolidated Statements of Financial Position at May 31, 2016 and November 30, 2015; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.