Form 10-Q
period 2016-08-31
OMNOVA SOLUTIONS INC
filed 2016-09-22
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended August 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At September 19, 2016, there were 45,126,563 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Net Sales	$195.6	$210.9	$572.9	$638.0
Cost of products sold (exclusive of depreciation)	143.5	159.4	418.1	491.9
Gross profit	52.1	51.5	154.8	146.1

Other costs and expenses:
Selling, general and administrative	29.3	29.9	91.0	91.7
Depreciation and amortization	6.8	9.8	23.5	23.9
Asset impairment	—	.5	.4	1.1
Loss on asset sales	—	—	.1	—
Restructuring and severance	.4	3.4	3.1	4.5
Interest expense	5.9	6.8	17.4	20.5
Debt issuance costs write-off	1.7	—	1.7	—
Acquisition and integration related expense	.4	—	.4	.4
Other expense, net	1.0	1.2	1.0	4.9
Total other costs and expenses	45.5	51.6	138.6	147.0

Income (loss) from continuing operations before income taxes	6.6	(.1)	16.2	(.9)
Income tax expense (benefit)	1.9	(.5)	5.4	(1.1)

Income from continuing operations	4.7	.4	10.8	.2

Discontinued operations:
Income from operations	—	—	—	1.5
Tax expense	—	—	—	.6
Income from discontinued operations	—	—	—	.9

Net Income	$4.7	$.4	$10.8	$1.1

Income per share - Basic
Income per share - continuing operations	$.11	$.01	$.25	$—
Income per share - discontinued operations	—	—	—	.02
Basic income per share	$.11	$.01	$.25	$.02

Income per share - Diluted
Income per share - continuing operations	$.10	$.01	$.24	$—
Income per share - discontinued operations	—	—	—	.02
Diluted income per share	$.10	$.01	$.24	$.02

Weighted average shares outstanding - Basic	44.1	45.2	44.0	45.7
Weighted average shares outstanding - Diluted	44.7	45.8	44.4	46.2
See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(In Millions)
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Net income	$4.7	$.4	$10.8	$1.1

Components of other comprehensive income (loss):
Foreign currency translations:
Unrealized net change during the period	(1.2)	(3.0)	4.4	(7.8)
Unrealized net change on intercompany foreign debt during the period	.1	(.8)	3.6	(10.5)
Tax effect	—	(.3)	(1.3)	2.2
Foreign currency translations, net of tax	(1.1)	(4.1)	6.7	(16.1)

Defined benefit plans:
Amortization of net loss included in net periodic pension expense	.9	1.1	2.6	3.2
Tax effect	(.3)	(.4)	(.9)	(1.3)
Defined benefit plans, net of tax	.6	.7	1.7	1.9

Other comprehensive (loss) income, net of tax	(.5)	(3.4)	8.4	(14.2)
Comprehensive income (loss)	$4.2	$(3.0)	$19.2	$(13.1)

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(In Millions, Except Share Amounts)

	August 31, 2016	November 30, 2015
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$70.3	$44.9
Restricted cash	155.9	—
Accounts receivable, net	105.2	105.3
Inventories, net	80.2	81.9
Prepaid expenses and other	19.6	18.8
Total Current Assets	431.2	250.9

Property, plant and equipment, net	212.7	214.9
Trademarks and other intangible assets, net	58.7	60.9
Goodwill	82.0	80.8
Deferred income taxes	66.8	67.8
Debt issuance costs	7.2	4.7
Other assets	3.7	7.2
Total Assets	$862.3	$687.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	4.0	$2.5
Senior notes	150.0	—
Accounts payable	75.5	72.0
Accrued payroll and personal property taxes	25.4	25.0
Employee benefit obligations	3.7	3.2
Accrued interest	4.3	1.1
Other current liabilities	2.7	8.7
Total Current Liabilities	265.6	112.5

Senior notes	—	150.0
Long-term debt	359.5	204.2
Postretirement benefits other than pensions	6.7	6.9
Pension liabilities	75.4	84.9
Deferred income taxes	13.3	9.5
Other liabilities	11.4	10.1
Total Liabilities	731.9	578.1

Shareholders’ Equity
Preferred stock - $1 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued as of August 31, 2016 and November 30, 2015	4.8	4.8
Additional contributed capital	339.3	339.7
Retained deficit	(63.1)	(73.9)
Treasury stock at cost; 3.2 million and 3.5 million shares at August 31, 2016 and November 30, 2015, respectively	(23.1)	(25.6)
Accumulated other comprehensive loss	(127.5)	(135.9)
Total Shareholders’ Equity	130.4	109.1
Total Liabilities and Shareholders’ Equity	$862.3	$687.2

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended August 31,
	2016	2015
Operating Activities
Net income	$10.8	$1.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.5	23.9
Impairment of long-lived assets	.4	1.1
Amortization and debt issuance costs write-off	3.1	1.7
Non-cash stock compensation expense	1.8	1.7
Provision for doubtful accounts	—	.2
Provision for obsolete inventories	—	.3
Other	(.7)	—
Changes in operating assets and liabilities:
Accounts receivable	.6	13.9
Inventories	2.4	(4.2)
Other current assets	(1.8)	9.2
Current liabilities	11.0	4.0
Other non-current assets	(7.1)	(3.2)
Other non-current liabilities	3.2	(7.4)
Contributions to defined benefit plan	(6.2)	(4.5)
Net Cash Provided By Operating Activities	41.0	37.8

Investing Activities
Capital expenditures	(16.5)	(15.3)
Proceeds from asset sales	5.3	—
Acquisition of business	—	(5.0)
Other	.1	—
Net Cash Used In Investing Activities	(11.1)	(20.3)

Financing Activities
Proceeds from borrowings	346.5	—
Repayment of debt obligations	(190.0)	(1.9)
Short-term debt borrowings	—	12.3
Short-term debt payments	—	(14.4)
Payments for debt refinancing	(4.2)	—
Restricted cash	(155.9)	—
Purchase of treasury shares	(.5)	(12.2)
Net Cash Provided By (Used In) Financing Activities	(4.1)	(16.2)
Effect of exchange rate changes on cash	(.4)	.8
Net Increase In Cash And Cash Equivalents	25.4	2.1
Cash and cash equivalents at beginning of period	44.9	99.5
Cash And Cash Equivalents At End of Period	$70.3	$101.6

Supplemental Cash Flows Information
Cash paid for:
Interest	$12.3	$14.5
Income taxes	$3.2	$2.7

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2016
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
The financial statements as of August 31, 2016 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
Accounting Standards Not Yet Adopted
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The adoption of this ASU will not have an impact on the Company's financial position, results of operations, or cash flows.

In June 2016, the the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decrease of expected credit losses that have taken place during the period. This ASU changes the impairment model for most financial assets and certain other instruments, which will result in earlier recognition of allowances for losses. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is evaluating the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

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

Note A – Basis of Presentation (Continued)

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company December 1, 2018. The Company is currently evaluating the potential impact the adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.
Note B – Fair Value Measurements and Risk
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and currency exchange rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was one customer that represented approximately 10% of the Company’s net sales during the three-month period ending August 31, 2016. There was no single customer who represented more than 10% of the Company’s net trade receivables August 31, 2016.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $350 million Term Loan B (balance of $350.0 million at August 31, 2016) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.00%, which eliminates the variability in interest rate changes on Eurodollar loans as long as LIBOR is under 1.00%.
Foreign Currency Risk
The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Chinese Yuan, Thai Baht, and Great Britain Pound Sterling.
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of approximately thirty days, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased and sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Gains (losses) on foreign currency contracts that were recorded in the Consolidated Statement of Operations for the three and nine month periods ending August 31, 2016 were not material.
Derivative Instruments
The Company recognizes the fair value of qualifying derivative instruments as either an asset or a liability within its statement of financial position. For a cash flow hedge, the fair value of the effective portion of the derivative is recognized as an asset or liability with a corresponding amount in Accumulated Other Comprehensive Income (Loss) (“AOCI”). Amounts in AOCI are recognized in earnings when the underlying hedged transaction is recognized in earnings. Ineffectiveness, if any, is measured by comparing the present value of the cumulative change in the expected future cash flows of the derivative to the

Note B – Fair Value Measurements and Risk (Continued)
present value of the cumulative change in the expected future cash flows of the related instrument. Any ineffective portion of a cash flow hedge is recognized in earnings immediately. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period. The Company does not enter into derivative instruments for trading or speculative purposes.

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
Level 3 inputs—unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The fair value of derivative financial instruments recognized in the Consolidated Statements of Financial Position follows as:

	Notional Amount	Other Current Assets	Other Current Liabilities	Type of Hedge	Term
Derivatives designated as hedges - August 31, 2016

Currency Forward Contracts	$9.0	$—	$—	Cash Flow	30 days
Total	$9.0	$—	$—

Derivatives designated as hedges - November 30, 2015

Currency Forward Contracts	$9.2	$—	$.1	Cash Flow	30 days
Total	$9.2	$—	$.1
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of August 31, 2016 and November 30, 2015:

Fair Value Measurements - August, 31, 2016
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities
Foreign currency exchange contracts	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

Fair Value Measurements - November 30, 2015
Financial Liabilities
Foreign currency exchange contracts	$(.1)	$(.1)	$—	$—
Total Liabilities	$(.1)	$(.1)	$—	$—
There were no transfers into or out of Level 3 during the first nine months of 2016 or 2015.

Note B – Fair Value Measurements and Risk (Continued)
The fair value of the Company’s Term Loan at August 31, 2016 approximated $347.0 million, which is less than book value of $350.0 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks and Senior Notes approximates fair value due to their short-term nature. The fair value of the Term Loan is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.
Note C – Other Expense (Income), Net
The following table sets forth the major components of other expense (income):

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2016	2015	2016	2015
Shareholder activist costs	$—	$—	$—	$1.9
Operational improvement costs	—	1.6	(.4)	4.5
Environmental remediation	—	—	—	.2
Gain on foreign currency transactions	.1	(.3)	—	(1.2)
Insurance proceeds	(.2)	—	(.3)	—
Gain on sale of scrap	—	(.3)	(.3)	(.9)
Other bank fees and expenses	.3	.2	.6	.7
Interest income	(.2)	(.2)	(.5)	(.5)
Facility closure costs	.9	—	1.8	—
Other non-income taxes	.2	.3	.7	.8
Other	(.1)	(.1)	(.6)	(.6)
Total	$1.0	$1.2	$1.0	$4.9
Note D - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the third quarters and the first nine months of 2016 and 2015, respectively:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2016	2015	2016	2015
Severance Expense	$.4	$3.2	$3.1	$4.3
Closure Costs	.9	.2	1.8	.2
Total	$1.3	$3.4	$4.9	$4.5
During the third quarter of 2016, the Engineered Surfaces and Performance Chemicals segments recognized restructuring and severance costs related to continuing operations of $0.4 million and $0.9 million respectively, related to workforce reduction and facility closure actions. During the first nine months of 2016, the Engineered Surfaces and Performance Chemicals segments and Corporate recognized restructuring and severance costs related to continuing operations of $0.7 million, $4.1 million and $0.1 million, respectively, related to workforce reduction and facility closure actions. During the first nine months of 2015, the Engineered Surfaces and Performance Chemicals segments and Corporate recognized restructuring and severance costs of $0.8 million, $3.6 million and $0.1 million, respectively, related to workforce reduction and facility closure actions.
The following table summarizes the Company's liabilities related to restructuring and severance activities:

Note D - Restructuring and Severance (Continued)

	November 30, 2015	2016		August 31, 2016
(Dollars in millions)		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$1.4	$4.1	$5.1	$.4
Engineered Surfaces	.8	.7	1.6	(.1)
Corporate	.1	.1	.1	.1
Total	$2.3	$4.9	$6.8	$.4

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

Note E – Income Taxes
The Company recorded an income tax expense of $1.9 million and benefit of $0.5 million for the third quarters of 2016 and 2015, respectively, and income tax expense of $5.4 million and a benefit of $1.1 million for the nine months ended August 31, 2016 and 2015, respectively. The Company’s effective tax rate for the first nine months of 2016 of 33.3% was lower than its U.S. federal statutory rate primarily due to income in foreign jurisdictions where the statutory tax rate is less than the U.S. federal statutory rate. The effective tax rate for the third quarter of 2016 was 28.8% expense compared to 500.0% benefit in the third quarter of 2015. The change in the effective tax rate for the third quarter of 2016 as compared to 2015 primarily relates to 2015 tax benefits on losses from restructuring. The 2016 third quarter effective tax rate of 28.8% was primarily driven by foreign statutory tax rates lower than the U.S. rate in Asia and Europe.
There were no unrecognized tax positions as of August 31, 2016 and November 30, 2015.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense, however, there were no interest and penalties recognized in the statement of financial position as of August 31, 2016 and November 30, 2015.
As of August 31, 2016, the Company had approximately $107.7 million of U.S. federal net operating loss carryforwards ("NOLCs"), $112.4 million of state and local NOLCs, $0.2 million of foreign tax credit carryforwards and $0.4 million of AMT credit carryforwards. The $112.4 million of state and local NOLCs have a realizable deferred tax asset value of $4.4 million. During the year ended November 30, 2015, the Company utilized approximately $7.8 million of federal net operating loss carryforward. The majority of the federal, state and local NOLCs expire in tax years 2021 through 2034, while the foreign tax credit carryforwards expire between tax years 2016 and 2022. As of August 31, 2016, the Company had approximately $45.8 million of foreign NOLCs of which $38.1 million have an indefinite carryforward period. Of the $38.1 million foreign NOLCs, which have an indefinite carryforward period, $26.1 million have a valuation allowance provided against them as the Company does not anticipate utilizing these carryforwards.
With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2010
The Company has not provided for U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.
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

Note F – Income Per Share (Continued)
The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Numerator
Income from continuing operations	$4.7	$.4	$10.8	$.2
Income from discontinued operations, net of tax	—	—	—	.9
Net income	$4.7	$.4	$10.8	$1.1

Denominator (shares in millions)
Denominator for basic earnings per share - weighted average shares outstanding	$44.1	$45.2	$44.0	$45.7
Effect of dilutive securities	.6	.6	.4	.5
Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	$44.7	$45.8	$44.4	$46.2

Income Per Share - Basic
Income from continuing operations	$.11	$.01	$.25	$—
Income from discontinued operations, net of tax	—	—	—	.02
Net income	$.11	$.01	$.25	$.02

Income Per Share - Diluted
Income from continuing operations	$.10	$.01	$.24	$—
Income from discontinued operations, net of tax	$—	$—	$—	$.02
Net income	$.10	$.01	$.24	$.02
During the third quarter and first nine months of 2016 and 2015, respectively, there were no anti-dilutive shares related to share-based incentive compensation that were excluded from the computation of dilutive weighted-average shares outstanding as there were no such shares that would have had an anti-dilutive effect.

Note G – Comprehensive (Loss) Income
The following tables reflect the changes in the components of accumulated other comprehensive loss for the three and nine months ended August 31, 2016 and 2015, respectively:

Three months ended August 31, 2016 and 2015	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - May 31, 2016	$(22.4)	$(104.6)	$(127.0)
Other comprehensive (loss) income before reclassifications	(1.1)	—	(1.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	.6	.6
Balance - August 31, 2016	$(23.5)	$(104.0)	$(127.5)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - May 31, 2015	$(22.3)	$(117.3)	$(139.6)
Other comprehensive (loss) income before reclassifications	(4.1)	—	(4.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	.7	.7
Balance - August 31, 2015	$(26.4)	$(116.6)	$(143.0)

Nine months ended August 31, 2016 and 2015	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - November 30, 2015	$(30.2)	$(105.7)	$(135.9)
Other comprehensive (loss) income before reclassifications	6.7	—	6.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.7	1.7
Balance - August 31 2016	$(23.5)	$(104.0)	$(127.5)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - November 30, 2014	$(10.3)	$(118.5)	$(128.8)
Other comprehensive (loss) income before reclassifications	(16.1)	—	(16.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.9	1.9
Balance - August 31, 2015	$(26.4)	$(116.6)	$(143.0)
Amounts reclassified from accumulated other comprehensive income (loss) related to Defined Benefit Plans were included in net periodic benefit expense.
Note H – Inventories
Inventories are stated at the lower of cost or market value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $48.4 million, or 48.6%, and $50.4 million, or 48.4%, of inventories at August 31, 2016 and November 30, 2015, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using costing methods that approximate the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

Note H – Inventories (Continued)

(Dollars in millions)	August 31, 2016	November 30, 2015
Raw materials and supplies	$32.2	$34.7
Work-in-process	6.5	4.9
Finished products	60.8	60.7
Acquired cost of inventories	99.5	100.3
Excess of acquired cost over LIFO cost	(11.5)	(11.1)
Obsolescence reserves	(7.8)	(7.3)
Net Inventories	$80.2	$81.9
Note I – Debt and Credit Lines
Debt obligations due within the next twelve months consist of the following:

(Dollars in millions)	August 31, 2016	November 30, 2015
Capital lease obligations	$.5	$.5
$350 million Term Loan B – current portion (interest at 5.25%)	3.5	—
$200 million Term Loan B - current portion (Interest at 4.25%)	—	2.0
Senior Unsecured Notes (interest at 7.875%)	150.0	—
Total	$154.0	$2.5
The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of working capital credit lines and facilities for the issuance of letters of credit. As of August 31, 2016, total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $6.6 million, of which $6.5 million was available for utilization.
At November 30, 2015 total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $17.7 million, of which, $0.4 million was utilized as letters of credit issued. These letters of credit support commitments made in the ordinary course of business.
The Company’s long-term debt consists of the following:

(Dollars in millions)	August 31, 2016	November 30, 2015
$350 million Term Loan B (interest at 5.25% at August 2016)	350.0	—
$200 million Term Loan B (interest at 4.25% at August 2015)	—	190.0
Senior Unsecured Notes (interest at 7.875%)	150.0	150.0
Capital lease obligations	17.0	17.2
	517.0	357.2
Less: current portion	(154.0)	(2.5)
Unamortized original issue discount	(3.5)	(.5)
Total Long-Term Debt, net of current portion	$359.5	$354.2
In August 2016, the Company refinanced its U.S. debt facilities, issuing a $350 million Term Loan B ("New Term Loan B") and amending and restating its Senior Revolving Credit Facility (“Facility”). A portion of the New Term Loan B was used to redeem the outstanding principal and interest on the $200.0 million Term Loan B. In addition, $155.9 million of the new Term Loan B proceeds are held in trust and are committed to be used to redeem the remaining balance outstanding and accrued but unpaid interest on the Company's 7.785% Senior Notes ("Senior Notes"), due November 1, 2018 on November 1, 2016. This amount is restricted to redemption of the Senior Notes, and as such, is reflected as Restricted Cash in the Consolidated Balance Sheet as of August 31, 2016.

Note I – Debt and Credit Lines (Continued)
The New Term Loan B was issued at a discount of $3.5 million which is reflected as Unamortized original issue discount. The Company also incurred new debt issuance costs of $5.0 million, which are capitalized as a component of debt issuance costs on the Statements of Operation. These amounts will be amortized over the respective term of the debt as a non-cash component of interest expense. In addition, the Company wrote-off $1.7 million of existing debt issuance costs and original issue discount related to the prior Term Loan B and Senior Revolving Credit Facility. The Company expects to write-off $1.3 million of debt issuance costs related to the Senior Notes in November 2016 when the Notes are redeemed.
Senior Unsecured Notes
The Senior Notes have a notional value of $150 million with a 7.875% interest rate, which is payable semi-annually. The Senior Notes have a maturity date of November 1, 2018 and are unsecured. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior, unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes. As noted above, these Senior Notes will be redeemed on November 1, 2016.
Term Loan
The Company's $350 million Term Loan matures on August 26, 2023. The New Term Loan B is primarily secured by all real property, plant, and equipment of the Company's U.S. facilities and fully and unconditionally and jointly and severally guaranteed by the material U.S. subsidiaries of the Company. The Term Loan carries a variable interest rate based on, at the Company’s option, either a eurodollar rate or a base rate, in each case plus an applicable margin. The eurodollar rate is a periodic fixed rate equal to the ICE InterBank Offered Rate (“LIBOR”) subject to a floor of 1.00%. The applicable margin for the eurodollar rate is 4.25%. The base interest rate is a fluctuating rate equal to the higher of (i) the Prime Rate, (ii) the sum of the Federal Funds Effective Rate plus 0.50%, or (iii) the one-month eurodollar rate plus 1.00%. The applicable margin for the base rate is 3.25%. Annual principal payments consist of $3.5 million, due in quarterly installments beginning November 30, 2016, and potential annual excess free cash flow payments as defined in the Term Loan B agreement, with any remaining balance to be paid on August 26, 2023. The Company does not expect to make any annual excess free cash flow payments during 2016. The Company can prepay any amount at anytime without penalty upon proper notice and subject to a minimum dollar requirement, except for prepayments arising from a repricing transaction occurring prior to February 26, 2017 which bear a premium of 1% of the loan amount being repaid. Prepayments will be applied towards any required annual excess free cash flow payment.
Additionally, the New Term Loan B provides for additional borrowings of the greater of $85 million or an amount based on a senior secured leverage ratio, as defined in the New Term Loan B, provided that certain requirements are met. The New Term Loan B contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The New Term Loan B requires the Company to maintain a total net leverage ratio of less than 5.0 to 1.0. The Company is in compliance with this covenant with a total net leverage ratio of 3.4 to 1.0 at August 31, 2016.
Senior Revolving Credit Facility
The Company also has a Senior Secured Revolving Credit Facility (the "Facility") with a potential availability of $90 million, which can be further increased up to $140 million subject to additional borrowing base assets and lender approval. As noted above, the Facility was amended in August 2016, resulting in a new maturity date, a reduction of potential availability from $100 million to $90 million and a reduction of applicable margins. The Facility now matures on August 26, 2021. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $15 million sublimit for the issuance of commercial and standby letters of credit and a $10 million sublimit for swingline loans. Outstanding letters of credit on August 31, 2016 were $0.4 million. The Facility contains affirmative and negative covenants, similar to the New Term Loan B, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1.0 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the third quarter of 2016.

Note I – Debt and Credit Lines (Continued)
Advances under the Facility bear interest, at the Company’s option, at either an alternate base rate or a eurodollar rate, in each case plus an applicable margin. The alternate base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 0.50%. The eurodollar rate is a periodic fixed rate equal to LIBOR. Applicable margins are based on the Company’s average daily excess availability during the previous fiscal quarter. If average excess availability is greater than $50 million, the applicable margin will be 1.50% on eurodollar loans and 0.50% on base rate borrowings. If average excess availability is greater than or equal to $25 million but less than or equal to $50 million, the applicable margin will be 1.75% on eurodollar loans and 0.75% on base rate borrowings. If average excess availability is less than $25 million, the applicable margin will be 2.00% on eurodollar loans and 1.00% on base rate borrowings. The commitment fee for unused credit lines will be 0.25% if outstanding borrowings on the Facility are greater than or equal to 50% of the maximum revolver amount and 0.375% if outstanding borrowings are less than 50% of the maximum revolver amount.
At August 31, 2016, there were no amounts borrowed under the Facility, letters of credit outstanding under the Facility were $0.4 million and the amount available for borrowing under the Facility was $64.4 million.
The weighted-average interest rate on the Company’s debt was 5.80% and 6.05% during the third quarters of 2016 and 2015, respectively.
Capital Lease Obligations

At August 31, 2016, the Company had assets under capital leases totaling $17.0 million, which are included in building and land.

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of August 31, 2016.

Year Ending November 30:	(Dollars in millions)
2016	$.3
2017	1.5
2018	1.5
2019	1.5
2020	1.4
Thereafter	19.5
Total minimum lease payments	25.7
Less: Amount representing estimated executory costs	(.6)
Net minimum lease payments	25.1
Less: Amount representing interest	(8.1)
Present value of minimum lease payments	$17.0
Debt Issuance Costs
Debt issuance costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of deferred financing costs and original issue discounts was $0.5 million for each of the third quarters of 2016 and 2015, and $1.4 million and $1.7 million for the first nine months of 2016 and 2015, respectively.

Note J – Share-Based Employee Compensation
The OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”) permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million Company common shares in the aggregate for (a) awards of options to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) deferred shares, or (e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of August 31, 2016, approximately 1.2 million Company common shares remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years.

Note J – Share-Based Employee Compensation (Continued)
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
During the first nine months of 2016, no share options were issued and of the remaining 2,000 share options, 1,000 were exercised and 1,000 expired.
During the first nine months of 2016, 416,500 restricted shares were issued, 233,900 restricted shares vested and 19,500 shares were forfeited.
Compensation expense for all share-based payments included in general and administrative expense was $1.8 million and $1.7 million for the first nine months of 2016 and 2015, respectively.
As of August 31, 2016, there was $3.6 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
Note K – Employee Benefit Plans
The Company maintains a number of defined benefit plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law, or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. The pension plans are funded except for a U.S. non-qualified pension plan for certain key employees and certain foreign plans. Future service benefits are frozen for all participants under the Company's U.S. defined benefit plan. All benefits earned by affected employees through the dates on which such benefits were frozen have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document. The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(In millions)	Pension Plans		Health Care Plans
Three months ended August 31, 2016 and 2015	2016	2015	2016	2015
Service costs	$.5	$.4	$—	$—
Interest costs	2.4	3.3	.1	.1
Expected return on plan assets	(3.8)	(3.9)	—	—
Amortization of net actuarial loss (gain)	1.2	1.4	(.3)	(.3)
Net periodic cost (benefit)	$.3	$1.2	$(.2)	$(.2)

	Pension Plans		Health Care Plans
Nine months ended August 31, 2016 and 2015	2016	2015	2016	2015
Service costs	$1.5	$1.2	$—	$—
Interest costs	7.2	9.7	.3	.3
Expected return on plan assets	(11.4)	(11.5)	—	—
Amortization of net actuarial loss (gain)	3.5	4.1	(.9)	(.9)
Net periodic cost (benefit)	$.8	$3.5	$(.6)	$(.6)
During the fourth quarter of 2015, the Company adopted the spot rate method for determining its interest and service costs. The Company expects to contribute approximately $6.5 million to its pension plan trusts during fiscal 2016. Contributions made during the first nine months of 2016 were $6.2 million.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee pay based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.7 million and $2.1 million for the third quarter and the first nine months of 2016 and $0.4 million and $1.7 million for the third quarter and the first nine months of 2015, respectively.

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
Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters, corporate restructuring and severance, interest expense, and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions (including salaries, rent, travel, and entertainment expenses), depreciation, utility costs, outside services, and Board of Directors costs. The Company had one customer whose revenue individually represented 10% or more of the Company’s total revenue for the three month period ended August 31, 2016. Additional information regarding the Company's segments is included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2016.
The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income (loss) from continuing operations before income taxes.

Note M – Business Segment Information (Continued)

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in millions)	2016	2015	2016	2015
Net Sales
Performance Chemicals
Performance Materials	$71.5	$83.0	$215.5	$252.9
Specialty Chemicals	72.0	70.6	200.0	214.1
Total Performance Chemicals	$143.5	$153.6	$415.5	$467.0
Engineered Surfaces
Coated Fabrics	$17.1	$21.7	$54.5	$65.9
Laminates and Performance Films	35.0	35.6	102.9	105.1
Total Engineered Surfaces	52.1	57.3	157.4	171.0
Inter-segment sales	—	—	—	—
Total Net Sales	$195.6	$210.9	$572.9	$638.0
Segment Operating Profit
Performance Chemicals	$17.3	$7.5	$42.4	$27.4
Engineered Surfaces	3.9	5.2	13.8	14.2
Total Segment Operating Profit	21.2	12.7	56.2	41.6
Interest expense	(5.9)	(6.8)	(17.4)	(20.5)
Corporate expense	(6.6)	(6.0)	(20.9)	(18.7)
Shareholder activist costs	—	—	—	(1.9)
Operational improvement costs	—	—	.4	(.4)
Asset impairment	—	—	—	(.6)
Acquisition and integration costs	(.4)	—	(.4)	(.4)
Debt issuance costs write-off	(1.7)	—	(1.7)	—
Income (Loss) From Continuing Operations Before Income Taxes	$6.6	$(.1)	$16.2	$(.9)

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness
The $150 million Senior Notes and the new $350 million Term Loan are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of OMNOVA Solutions Inc.’s existing and future 100% owned domestic subsidiaries that from time to time guarantee obligations under the Company’s Senior Notes, with certain exceptions (the “Guarantors”). Presented below are the condensed financial statements of OMNOVA Solutions as borrower, its combined Guarantor subsidiaries and its combined non-Guarantor subsidiaries. The income (loss) of the Company’s subsidiary Guarantors and non-Guarantors in these Condensed Consolidating Statements of Operations are presented under the equity method for purposes of this disclosure only.

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations for the Three Months Ended August 31, 2016
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net Sales	$134.4	$—	$72.4	$(11.2)	$195.6
Cost of products sold	99.4	—	55.1	(11.0)	143.5
Gross profit	35.0	—	17.3	(.2)	52.1

Selling, general and administrative	21.3	—	8.0	—	29.3
Depreciation and amortization	3.8	—	3.0	—	6.8
Restructuring and severance	.3	—	.1	—	.4
Interest expense (income)	5.8	(.4)	.5	—	5.9
Acquisition costs	.4	—	—	—	.4
Deferred Financing Fees write-off	1.7	—	—	—	1.7
(Income) loss from subsidiaries	(1.0)	(1.6)	—	2.6	—
Other (income) expense, net	(2.3)	—	3.4	(.1)	1.0
Total costs and other expenses	30.0	(2.0)	15.0	2.5	45.5
Income (loss) from continuing operations before income taxes	5.0	2.0	2.3	(2.7)	6.6
Income tax expense	.3	.5	.6	.5	1.9
Net income (loss)	$4.7	$1.5	$1.7	$(3.2)	$4.7

Condensed Consolidating Statements of Operations for the Nine Months Ended August 31, 2016
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$384.7	$—	$218.0	$(29.8)	$572.9
Cost of products sold	283.9	—	163.5	(29.3)	418.1
Gross profit	100.8	—	54.5	(.5)	154.8

Selling, general and administrative	66.2	—	24.8	—	91.0
Depreciation and amortization	14.7	—	8.8	—	23.5
Asset impairment	—	—	.4	—	.4
Loss on asset sales	.1	—	—	—	.1
Restructuring and severance	1.6	—	1.5	—	3.1
Interest expense (income)	17.1	(1.2)	1.4	.1	17.4
Acquisition costs	.4	—	—	—	.4
Deferred Financing fees write off	1.7	—	—	—	1.7
(Income) loss from subsidiaries	(11.3)	(8.5)	—	19.8	—
Other (income) expense, net	(4.1)	(.4)	5.7	(.2)	1.0
Total costs and other expenses	86.4	(10.1)	42.6	19.7	138.6
Income (loss) from continuing operations before income taxes	14.5	10.1	11.9	(20.3)	16.2
Income tax expense (benefit)	3.7	2.6	3.4	(4.3)	5.4
Net income (loss)	$10.8	$7.5	$8.5	$(16.0)	$10.8

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Operations for the Three Months Ended August 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$138.0	$—	$79.0	$(6.1)	$210.9
Cost of products sold	103.6	—	62.2	(6.4)	159.4
Gross profit	34.4	—	16.8	.3	51.5

Selling, general and administrative	21.0	—	8.9	—	29.9
Depreciation and amortization	6.6	—	3.2	—	9.8
Asset impairment	—	—	.5	—	.5
Restructuring and severance	2.5	—	.9	—	3.4
Interest expense (income)	6.7	(.4)	.5	—	6.8
(Income) loss from subsidiaries	(3.7)	(2.1)	—	5.8	—
Other expense (income), net	.7	(.2)	.6	.1	1.2
Total costs and other expenses	33.8	(2.7)	14.6	5.9	51.6
Income (loss) from continuing operations before income taxes	.6	2.7	2.2	(5.6)	(.1)
Income tax expense (benefit)	.2	(.7)	—	—	(.5)
Net Income (loss)	$.4	$3.4	$2.2	$(5.6)	$.4

Condensed Consolidating Statements of Operations for the Nine Months Ended August 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total
Net Sales	$415.0	$—	$245.3	$(22.3)	$638.0
Cost of products sold	322.7	—	192.1	(22.9)	491.9
Gross profit	92.3	—	53.2	.6	146.1

Selling, general and administrative	64.6	—	27.1	—	91.7
Depreciation and amortization	14.1	—	9.8	—	23.9
Asset impairment	.6	—	.5	—	1.1
Restructuring and severance	2.6	—	1.9	—	4.5
Interest expense (income)	19.8	(1.1)	1.8	—	20.5
Acquisition and integration related expense	.4	—	—	—	.4
(Income) loss from subsidiaries	(12.1)	(7.9)	—	20.0	—
Other expense, net	3.1	.1	1.7	—	4.9
Total costs and other expenses	93.1	(8.9)	42.8	20.0	147.0
(Loss) income from continuing operations before income taxes	(.8)	8.9	10.4	(19.4)	(.9)
Income tax (benefit) expense	(1.0)	(2.6)	2.5	—	(1.1)
Income (loss) from continuing operations	.2	11.5	7.9	(19.4)	.2
Income from discontinued operations	.9	—	—	—	.9
Net Income (loss)	$1.1	$11.5	$7.9	$(19.4)	$1.1

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended August 31, 2016

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net income (loss)	$4.7	$1.5	$1.7	$(3.2)	$4.7

Other comprehensive (loss), net of tax	(.5)	—	—	—	(.5)
Comprehensive income (loss)	$4.2	$1.5	$1.7	$(3.2)	$4.2

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine Months Ended August 31, 2016

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$10.8	$7.5	$8.5	$(16.0)	$10.8

Other comprehensive income (loss), net of tax	8.4	.4	6.5	(6.9)	8.4
Comprehensive income (loss)	$19.2	$7.9	$15.0	$(22.9)	$19.2

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended August 31, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net income (loss)	$.4	$3.4	$2.2	$(5.6)	$.4

Other comprehensive (loss) income, net of tax	(3.4)	(225.6)	(228.1)	453.7	(3.4)
Comprehensive (loss) income	$(3.0)	$(222.2)	$(225.9)	$448.1	$(3.0)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine Months Ended August 31, 2015

(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Total

Net Income (loss)	$1.1	$11.5	$7.9	$(19.4)	$1.1

Other comprehensive (loss) income, net of tax	(14.2)	(265.2)	(272.3)	537.5	(14.2)
Comprehensive (loss) income	$(13.1)	$(253.7)	$(264.4)	$518.1	$(13.1)

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position August 31, 2016
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$16.3	$—	$54.0	$—	$70.3
Restricted cash	155.9	—	—	—	155.9
Accounts receivable, net	54.5	—	50.7	—	105.2
Inventories	54.2	—	27.5	(1.5)	80.2
Prepaid expenses and other	4.1	10.7	4.5	.3	19.6
Deferred income taxes	—	—	3.2	(3.2)	—
Total Current Assets	285.0	10.7	139.9	(4.4)	431.2

Property, plant and equipment, net	123.3	—	89.4	—	212.7
Goodwill, trademarks and other intangible assets, net	76.5	—	64.2	—	140.7
Deferred income taxes	65.0	.7	8.5	(7.4)	66.8
Intercompany	316.7	59.7	10.3	(386.7)	—
Investments in subsidiaries	81.1	121.2	—	(202.3)	—
Deferred financing fees	7.2	—	—	—	7.2
Other assets	3.3	—	.4	—	3.7
Total Assets	$958.1	$192.3	$312.7	$(600.8)	$862.3

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$4.0	$—	$—	$—	$4.0
Senior notes	150.0	—	—	—	$150.0
Accounts payable	46.1	.1	29.3	—	75.5
Accrued payroll and personal property taxes	14.9	—	10.7	(.2)	25.4
Employee benefit obligations	3.2	—	.5	—	3.7
Accrued interest	4.3	—	—	—	4.3
Deferred income taxes	—	—	.2	(.2)	—
Other current liabilities	5.9	—	—	(3.2)	2.7
Total Current Liabilities	228.4	.1	40.7	(3.6)	265.6

Long-term debt	359.5	—	—	—	359.5
Postretirement benefits other than pensions	6.7	—	—	—	6.7
Pension liabilities	65.0	—	10.4	—	75.4
Deferred income taxes	—	—	21.9	(8.6)	13.3
Intercompany	160.3	111.6	114.9	(386.8)	—
Other liabilities	7.8	—	3.6	—	11.4
Total Liabilities	827.7	111.7	191.5	(399.0)	731.9
Total Shareholder's Equity	130.4	80.6	121.2	(201.8)	130.4
Total Liabilities and Shareholders’ Equity	$958.1	$192.3	$312.7	$(600.8)	$862.3

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Financial Position November 30, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS:
Current Assets
Cash and cash equivalents	$5.2	$—	$39.7	$—	$44.9
Accounts receivable, net	52.7	—	52.6	—	105.3
Inventories	52.5	—	30.4	(1.0)	81.9
Deferred income taxes	—	—	4.1	(4.1)	—
Prepaid expenses and other	2.9	6.9	8.7	.3	18.8
Total Current Assets	113.3	6.9	135.5	(4.8)	250.9

Property, plant and equipment, net	125.2	—	89.7	—	214.9
Goodwill, trademarks and other intangible assets, net	77.2	—	64.5	—	141.7
Deferred income taxes	65.8	.9	11.9	(10.8)	67.8
Intercompany	311.4	59.3	7.4	(378.1)	—
Investments in subsidiaries	68.5	106.6	—	(175.1)	—
Deferred financing fees	4.7	—	—	—	4.7
Other assets	3.2	3.7	.3	—	7.2
Total Assets	$769.3	$177.4	$309.3	$(568.8)	$687.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due to banks	$2.5	$—	$—	$—	$2.5
Accounts payable	38.0	—	34.0	—	72.0
Accrued payroll and personal property taxes	13.6	.1	11.3	—	25.0
Employee benefit obligations	2.7	—	.5	—	3.2
Accrued interest	1.1	—	—	—	1.1
Deferred income taxes	—	—	.1	(.1)	—
Other current liabilities	6.4	—	5.5	(3.2)	8.7
Total Current Liabilities	64.3	.1	51.4	(3.3)	112.5

Long-term debt	354.2	—	—	—	354.2
Postretirement benefits other than pensions	6.9	—	—	—	6.9
Pension liabilities	74.9	—	10.0	—	84.9
Deferred income taxes	—	—	24.3	(14.8)	9.5
Intercompany	153.2	111.0	113.6	(377.8)	—
Other liabilities	6.7	—	3.4	—	10.1
Total Liabilities	660.2	111.1	202.7	(395.9)	578.1
Total Shareholder's Equity	109.1	66.3	106.6	(172.9)	109.1
Total Liabilities and Shareholders’ Equity	$769.3	$177.4	$309.3	$(568.8)	$687.2

Note N – Separate Financial Information of Subsidiary Guarantors of Indebtedness (Continued)

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended August 31, 2016
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By (Used In) Operating Activities	$28.4	$(1.5)	$16.8	$(2.7)	$41.0

Investing Activities
Capital expenditures	(11.7)	—	(4.8)	—	(16.5)
Proceeds from insurance settlements	.1	—	—	—	.1
Proceeds from sale of businesses	—	—	5.3	—	5.3
Investments in subsidiary and other	—	(2.3)	—	2.3	—
Net Cash (Used In) Provided By Investing Activities	(11.6)	(2.3)	.5	2.3	(11.1)

Financing Activities
Proceeds from borrowings	346.5	—	—	—	346.5
Repayment of debt obligations	(190.0)	—	—	—	(190.0)
Payments for debt refinancing	(4.2)	—	—	—	(4.2)
Restricted cash	(155.9)	—	—	—	(155.9)
Other	(.5)	—	2.3	(2.3)	(.5)
Net Cash (Used In) Provided By Financing Activities	(4.1)	—	2.3	(2.3)	(4.1)
Effect of exchange rate changes on cash	(1.6)	3.8	(5.3)	2.7	(.4)
Net Increase in Cash and Cash Equivalents	11.1	—	14.3	—	25.4
Cash and cash equivalents at beginning of period	5.2	—	39.7	—	44.9
Cash and Cash Equivalents at End of Period	$16.3	$—	$54.0	$—	$70.3

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended August 31, 2015
(Dollars in millions)	OMNOVA Solutions (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Operating Activities
Net Cash Provided By Operating Activities	$6.7	$.9	$4.8	$25.4	$37.8

Investing Activities
Capital expenditures	(10.3)	—	(5.0)	—	(15.3)
Acquisition of business, less cash acquired	(5.0)	—	—	—	(5.0)
Net Cash (Used In) Investing Activities	(15.3)	—	(5.0)	—	(20.3)

Financing Activities
Repayment of debt obligations	(1.9)	—	—	—	(1.9)
Short-term debt (payments), net	—	—	(2.1)	—	(2.1)
Other	(12.2)	—	—	—	(12.2)
Net Cash (Used In) Financing Activities	(14.1)	—	(2.1)	—	(16.2)
Effect of exchange rate changes on cash	10.4	(.9)	16.7	(25.4)	.8
Net (Decrease) Increase in Cash and Cash Equivalents	(12.3)	—	14.4	—	2.1
Cash and cash equivalents at beginning of period	43.9	—	55.6	—	99.5
Cash and Cash Equivalents at End of Period	$31.6	$—	$70.0	$—	$101.6

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 41% of its sales in the first nine months of 2016. Customers with sales price index contracts are primarily in the performance materials product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e. styrene and butadiene). The contract mechanisms, however, generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

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

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2013 through 2015 and estimated purchases for 2016 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2016 (estimated)	151	$0.39 - $0.54
2015	166	$0.41 - $0.68
2014	177	$0.69 - $0.84
2013	172	$0.71 - $0.93
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2013 through 2015 and estimated purchases for 2016 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2016 (estimated)	110	$0.24 - $0.51
2015	132	$0.29 - $0.65
2014	142	$0.55 - $0.82
2013	139	$0.44 - $1.01
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

Key Indicators

Key economic measures relevant to the Company include global economic growth rates, discretionary spending for durable goods, print advertising, oil & gas consumption and drilling levels, U.S. commercial real estate occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes, and forecasts of raw material pricing for certain petrochemical feedstocks. Key original equipment manufacturer industries that provide a general indication of demand drivers to the Company include paper, commercial and residential construction and refurbishment, automotive and tire production, furniture, flooring, coating and acrylonitrile butadiene styrene (ABS) manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products, but the trend information does not necessarily directly correlate with demand levels in the markets that ultimately use the Company’s products in part because the Company's market share is relatively small in a number of specialty markets.

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

Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales and pricing; gross profit; selling, general, and administrative expenses; adjusted operating profit; adjusted net income; consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as set forth in the Net Leverage Ratio in the Company’s $350,000,000 Term Loan

Credit Agreement; Adjusted EBITDA; working capital; operating cash flows; capital expenditures; cash interest expense; adjusted earnings per share; and applicable ratios, such as inventory turnover; working capital turnover; return on sales and assets; and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly, and annual intervals and compared with historical periods.

Results of Operations for the Three months ended August 31, 2016 Compared to the Three months ended August 31, 2015

The Company's net sales in the third quarter of 2016 were $195.6 million compared to $210.9 million in the third quarter of 2015. The largest contributor to the sales decline was the divestiture in February 2016 of the non-strategic breakeven operation in India. Excluding sales of $6.4 million in the third quarter of 2015 from the India business, sales decreased $8.9 million or 4.3%. The Performance Chemicals business segment revenue decreased by $10.1 million, or 6.6%, and the Engineered Surfaces business segment revenue decreased $5.2 million, or 9.1%. Contributing to the net sales decrease in 2016 were sales volumes that were lower by $4.6 million, or 2.2%, reduced pricing of $2.7 million, or 1.3%, driven by index pricing tied to lower costs for certain raw materials, and unfavorable currency translation effects of $1.6 million, or 0.8%, driven by the decline in the Thai Baht. Steady growth in key specialty businesses led to improved volumes in North American specialty coatings, oil & gas additives, construction materials and elastomeric modifiers that were offset by volume declines related to lower Latin American nonwovens, coated fabrics for the Chinese automotive market and unfavorable conditions in paper and carpet.

Gross profit in the third quarter of 2016 was $52.1 million with a gross profit margin of 26.6% compared to gross profit of $51.5 million and a gross profit margin of 24.4% in the third quarter of 2015. The increase in gross profit margin was due to cost reduction initiatives, lower raw material costs, mix improvement from favorable volume in higher-margin businesses and pricing actions, partially offset by the decline in volumes overall. Included in gross profit for the third quarter of 2016 is a favorable net inventory revaluation adjustment of $2.1 million, compared to a favorable net inventory revaluation adjustment of $5.3 million in the third quarter of 2015.

Selling, general and administrative expense in the third quarter of 2016 was $29.3 million, compared to $29.9 million in the third quarter of 2015, reflecting the impact of cost reduction initiatives, partially offset by higher accruals for incentive and variable deferred compensation expense driven by improved Company performance.

Interest expense was $5.9 million in the third quarter of 2016, a decrease of $0.9 million compared to the same period in the prior year. The decrease in the current year is due to lower average debt levels resulting from the $50 million partial prepayment of the Company's outstanding Senior Notes in November 2015 and normal scheduled repayments.

Other expense was $1.0 million in the third quarter of 2016 compared to $1.2 million in the third quarter of 2015. Included in other expense for the third quarter of 2016 was $0.9 million related to operational improvement and facility closure costs. Included in other expense for the third quarter of 2015 was $1.6 million related to operational improvement costs, offset by income related to scrap sales and other items.

Income tax expense was $1.9 million in the third quarter of 2016, compared to an income tax benefit of $0.5 million in the third quarter of 2015. The effective tax rate for the third quarter 2016 was 28.8% expense, compared to 500.0% benefit in the third quarter of 2015. The change in the effective tax rate for the third quarter of 2016 as compared to 2015 primarily relates to 2015 tax benefits on losses from restructuring. The 2016 third quarter effective tax rate of 28.8% was primarily driven by foreign statutory tax rates lower than the U.S. rate in Asia and Europe.

Net income for the third quarter of 2016 was $4.7 million, or $0.10 per diluted share, compared to net income of $0.4 million, or $0.01 per diluted share, during the same quarter in the prior year. Net income for the third quarter of 2016 was negatively impacted by approximately $1.2 million after tax or $0.03 per diluted share due to the country-wide labor strikes in France unrelated to the Company.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	August 31
(Dollars in millions)	2016	2015
Net Sales
Performance Chemicals
Performance Materials	$71.5	$83.0
Specialty Chemicals	72.0	70.6
Total Performance Chemicals	$143.5	$153.6
Engineered Surfaces
Coated Fabrics	$17.1	$21.7
Laminates and Performance Films	35.0	35.6
Total Engineered Surfaces	52.1	57.3
Inter-segment sales	—	—
Consolidated Net Sales	$195.6	$210.9

Segment Gross Profit:
Performance Chemicals	$38.2	$35.8
Engineered Surfaces	13.9	15.7
Consolidated Gross Profit	$52.1	$51.5

Segment Operating Profit:
Performance Chemicals	$17.3	$7.5
Engineered Surfaces	3.9	5.2
Interest expense	(5.9)	(6.8)
Corporate expense	(6.6)	(6.0)
Acquisition and integration costs	(.4)	—
Debt issue costs write-off	(1.7)	—
Consolidated Income from Continuing Operations Before Income Taxes	$6.6	$(0.1)
Performance Chemicals
Performance Chemicals' net sales decreased $10.1 million, or 6.6%, to $143.5 million during the third quarter of 2016, compared to $153.6 million during the third quarter of 2015. The Company's divestiture of its Indian operations in February 2016 resulted in $6.4 million, or 4.2% of reduced sales versus the third quarter of 2015. The 2016 third quarter sales decrease was also due to volume declines of $0.9 million, or 0.6%, driven primarily by weakness in paper and carpet markets. Also, contributing to the decrease was reduced customer pricing of $1.9 million, or 1.2%, driven by lower raw material costs and $0.9 million of unfavorable foreign currency translation. Net sales for the Specialty Chemicals product line increased $1.4 million to $72.0 million during the third quarter of 2016, compared to $70.6 million during the third quarter of 2015, which was driven primarily by volume increases of $4.4 million, or 6.2%, which was partially offset by $1.7 million, or 2.4%, of reductions in pricing from lower raw material costs and $0.6 million, or 0.8%, of negative foreign currency translation of $0.7 million, or 1.0%, in reduced sales from the divestiture of the Company's India operations. Volumes were higher in oil & gas, construction materials and elastomeric modifiers. Net sales for the Performance Materials product line decreased $11.5 million or 13.9%, to $71.5 million during the third quarter of 2016 compared to $83.0 million during the third quarter of 2015, driven by the sale of the India operations which resulted in $5.7 million, or 6.9%, lower sales, lower volumes of $5.3 million as declines in paper and carpet markets were partially offset by increased volume in tire cord and antioxidants.

Performance Chemicals' gross profit was $38.2 million with a gross profit margin of 26.6% during the third quarter of 2016 compared to $35.8 million with a gross profit margin of 23.3% in the third quarter of 2015. The increase in gross profit margin was primarily due to growth in higher margin specialty products, cost reductions, and lower raw material costs. The segment also recorded a favorable net inventory revaluation adjustment of $1.1 million in the third quarter of 2016 compared to a favorable net inventory revaluation adjustment of $4.8 million in the third quarter of 2015.

The Performance Chemicals' segment generated segment operating profit of $17.3 million in the third quarter of 2016 compared to $7.5 million in the third quarter of 2015. At the beginning of the third quarter of 2016, labor strikes unrelated to the Company caused industrial shutdowns in France, negatively impacting Performance Chemicals' operating profit by approximately $1.7 million. The segment operating profit also includes items that management excludes when evaluating the results of the Company's segments. Those items for the third quarter of 2016 totaled $0.2 million and included $0.6 million of facility closure costs and $0.2 million of restructuring and severance, which was partially offset by $0.6 million of favorable adjustments of prior operational improvement costs. Those items for the third quarter of 2015 totaled $7.6 million and included $3.1 million of severance costs related to workforce reductions, $1.6 million of operational improvement costs and $2.9 million of accelerated deprecation expense.

Engineered Surfaces

Engineered Surfaces' net sales decreased $5.2 million, or 9.1%, to $52.1 million in the third quarter of 2016 from $57.3 million in the third quarter of 2015. Volumes declined by $3.7 million, pricing was unfavorable by $0.8 million and foreign currency translation was unfavorable by $0.7 million. Coated Fabrics net sales were $17.1 million in the third quarter of 2016 compared to $21.7 million in the third quarter of 2015 due to lower sales in China automotive. Net sales for the Laminates and Performance Films product line decreased $0.6 million, to $35.0 million, during the third quarter of 2016 compared to $35.6 million during the third quarter of 2015. Sales were up in recreational vehicles, flooring and food service. The overall decline was due primarily to timing of customer plant start-ups and delays in start up of significant customer refurbishment projects.

Engineered Surfaces' gross profit was $13.9 million with a gross profit margin of 26.7% during the third quarter of 2016, compared to $15.7 million and a gross profit margin of 27.4% in the third quarter of 2015. Gross profit was negatively impacted by lower volume and lower pricing. The favorable net inventory revaluation adjustment was $1.0 million in the third quarter of 2016 compared to a favorable net inventory revaluation adjustment of $0.5 million in the third quarter of 2015.

Segment operating profit was $3.9 million for the third quarter of 2016 compared to $5.2 million for the third quarter of 2015. The decrease in segment operating profit in the third quarter of 2016 was primarily due to the lower sales in China coated fabrics. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the third quarter of 2016 were facility closure costs of $0.3 million and restructuring and severance of $0.2 million, which were partially offset by favorable adjustments of $0.3 million of operational and other improvement costs. Those items for the third quarter of 2015 included asset impairment and facility closure costs of $0.9 million.

Corporate

Corporate expenses were $6.6 million in the third quarter of 2016, compared to $6.0 million in the third quarter of 2015. The increase is primarily due to higher accruals for incentive and variable deferred compensation expense driven by improved Company performance.
Results of Operations for the Nine months ended August 31, 2016 Compared to the Nine months ended August 31, 2015
The Company's net sales in the first nine months of 2016 were $572.9 million, compared to $638.0 million in the first nine months of 2015. Excluding year-over-year non-comparable sales of $17.1 million from the India business, sales decreased $48.0, million or 7.5%. The Performance Chemicals business segment revenue decreased by $51.5 million, or 11.0%, and the Engineered Surfaces business segment revenue decreased $13.6 million, or 8.0%. Contributing to the net sales decrease in 2016 were reduced pricing of $16.4 million, lower volumes of $24.1 million, and unfavorable currency translation effects of $7.5 million. The pricing decline was primarily due to lower raw material costs and their related impact on pricing index formulas in certain markets of Performance Materials.
Gross profit in the first nine months of 2016 was $154.8 million with a gross profit margin of 27.0%, compared to gross profit of $146.1 million and a gross profit margin of 22.9% in the first nine months of 2015. The increase in gross profit margin was due to cost reduction initiatives and mix improvement from favorable volume in higher margin product lines, partially offset by the decline in volumes overall. Raw material costs declined $28.1 million in the first nine months of 2016 compared to the first nine months of 2015. Also included in gross profit for 2016 is an unfavorable net inventory revaluation adjustment of $0.1 million, compared to a favorable net inventory revaluation adjustment of $0.8 million for 2015.
Selling, general, and administrative expense in the first nine months of 2016 was $91.0 million, or 15.9% of sales, compared to $91.7 million, or 14.4% of net sales, in the first nine months of 2015. The increase in expense for the first nine months of 2016 is primarily higher accruals for incentive and variable deferred compensation expense driven by improved Company performance.
Interest expense was $17.4 million in the first nine months of 2016, compared to $20.5 million for the same period a year ago. The decrease in the current year is due to lower average debt levels resulting from the $50.0 million partial prepayment of the Company's outstanding Senior Notes in November 2015 and normally scheduled payments.
Income tax expense was $5.4 million in the first nine months of 2016, compared to income tax benefit of $1.1 million in the first nine months of 2015. The effective tax rate for the first nine months of 2016 was 33.3% expense, compared to 122.2% benefit in the first nine months of 2015. The effective tax rate in 2016 is lower than its U.S. federal statutory rate, primarily due to income in foreign jurisdictions where the statutory tax rate is less than the U.S. federal statutory rate. The effective tax rate in 2015 is higher than the Company's U.S. federal statutory rate primarily due to the reversal of a favorable prior tax reserve during the first quarter of 2015, along with the pre-tax loss in the first nine months of 2015. Cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $107.7 million of U.S. federal net operating loss carryforwards, and $112.4 million of state and local net operating loss carryforwards. The $112.4 million of state and local net operating loss carryforwards have a realizable deferred tax asset value of $4.4 million. The majority of the federal, state and local net operating loss carryforwards will expire between 2021 and 2034.
The Company has not provided for U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.
The Company generated net income of $10.8 million, or $0.24 per diluted share, in the first nine months of 2016, compared to net income of $1.1 million or $0.02 per diluted share, in the first nine months of 2015. Net income for the first nine months of 2016 was negatively impacted by approximately $1.2 million after tax or $0.03 per diluted share due to the country-wide labor strikes in France unrelated to the Company.
Segment Discussion
The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Nine Months Ended
	August 31
(Dollars in millions)	2016	2015
Net Sales
Performance Chemicals
Performance Materials	$215.5	$252.9
Specialty Chemicals	200.0	214.1
Total Performance Chemicals	$415.5	$467.0
Engineered Surfaces
Coated Fabrics	$54.5	$65.9
Laminates and Performance Films	102.9	105.1
Total Engineered Surfaces	157.4	171.0
Consolidated Net Sales	$572.9	$638.0

Segment Gross Profit:
Performance Chemicals	$110.7	$100.1
Engineered Surfaces	44.1	46.0
Consolidated Gross Profit	$154.8	$146.1

Segment Operating Profit:
Performance Chemicals	$42.4	$27.4
Engineered Surfaces	13.8	14.2
Interest expense	(17.4)	(20.5)
Corporate expense	(20.9)	(18.7)
Shareholder activist costs	—	(1.9)
Operational improvement costs	.4	(.4)
Asset impairment	—	(.6)
Acquisition and integration costs	(.4)	(.4)
Debt issue costs write-off	(1.7)	—
Consolidated Income from Continuing Operations Before Income Taxes	$16.2	$(0.9)
Performance Chemicals
Performance Chemicals' net sales decreased $51.5 million, or 11.0%, to $415.5 million during the first nine months of 2016, compared to $467.0 million during the first nine months of 2015. The divestiture of the India operations in February 2016 resulted in a reduction in net sales $17.1 million. Also, contributing to the decrease in 2016 is reduced customer pricing of $14.8 million driven by lower contract-based index prices as a result of the continuing decline of raw material costs, lower volumes of $15.0 million driven primarily by weakness in carpet and paper, partially offset by growth in certain specialty lines, and unfavorable currency translation effects of $4.6 million. Net sales for the Performance Materials product line decreased $37.4 million to $215.5 million during the first nine months of 2016 compared to $252.9 million during the first nine months of 2015, driven primarily by reduced pricing, lower volumes and currency translation effects. Lower volumes in paper, carpet and contract manufacturing were only partially offset by improved volumes in tire cord and antioxidants. Net sales for the Specialty Chemicals product line decreased $14.1 million to $200.0 million during the first nine months of 2016, compared to $214.1 million during the first nine months of 2015. Lower volumes, driven primarily by market weakness in oil & gas in the first quarter, were only partially offset by improved volumes in construction materials and coatings.

Performance Chemicals' gross profit was $110.7 million with a gross profit margin of 26.6% during the first nine months of 2016, compared to $100.1 million with a gross profit margin of 21.4% in the first nine months of 2015. The increase in gross profit was primarily due to growth in higher margin specialty products, cost reductions and lower raw material costs, which more than offset the contract-based lower selling price and overall volume declines. Raw material costs declined by $25.7 million in the first nine months of 2016 compared to the first nine months of 2015. Included in gross profit is an unfavorable net inventory revaluation adjustment of $0.3 million for 2016 compared to a favorable net inventory revaluation adjustment of $0.1 million for 2015.

This segment generated an operating profit of $42.4 million in the first nine months of 2016, compared to $27.4 million in the first nine months of 2015. The increase in segment operating profit was primarily driven by cost reductions and lower raw material costs, which offset volume declines. During the third quarter of 2016, labor strikes unrelated to the Company caused industrial shutdowns in France, negatively impacting Performance Chemicals' operating profit by approximately $1.7 million. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2016 were $5.3 million and included $2.3 million of severance costs related to workforce reductions, $3.0 million of accelerated depreciation expense and $1.7 million of facility closure costs, which were partially offset by favorable adjustments of $1.7 million related to operational and other improvement items. Those items for the first nine months of 2015 include $4.1 million of operational improvement costs, $3.6 million of severance and $2.9 million of accelerated deprecation costs.
Engineered Surfaces
Engineered Surfaces' net sales decreased $13.6 million, or 8.0%, to $157.4 million in the first nine months of 2016 from $171.0 million in the first nine months of 2015 primarily due to lower volumes of $9.1 million, unfavorable pricing of $1.6 million and unfavorable foreign currency translation of $2.9 million. Coated Fabrics net sales were $54.5 million in the first nine months of 2016 compared to $65.9 million in the first nine months of 2015. The decline of $11.4 million in sales primarily resulted from weakness in the China automotive market. Net sales for the Laminates and Performance Films product lines were $102.9 million during the first nine months of 2016 compared to $105.1 million during the first nine months of 2015, driven by lower film sales, which were partially offset by increased sales in retail store fixtures and food service product lines.
Engineered Surfaces' gross profit was $44.1 million with a gross profit margin of 28.0% during the first nine months of 2016, compared to $46.0 million and a gross profit margin of 26.9% in the first nine months of 2015. The lower gross profit during the first nine months of 2016 is primarily due to the lower China automotive sales. Included in gross profit is a favorable net inventory revaluation adjustment of $0.2 million for 2016 compared to a favorable net inventory revaluation adjustment of $0.7 million for 2015.
Segment operating profit was $13.8 million for the first nine months of 2016, compared to $14.2 million for the first nine months of 2015. Segment operating profit decreased in the first nine months of 2016 as a result of the unfavorable China automotive sales, which were partially offset by cost reduction initiatives. Segment operating profit also includes items that management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2016 included $0.7 million of restructuring and severance costs, and $0.4 million of facility closure costs and other, which were offset by favorable adjustments of $1.0 million related to operational and other improvement items. These items for 2015 were workforce reduction costs of $0.5 million, facility closure and other costs of $1.3 million, and environmental costs of $0.2 million.
Corporate
Corporate expenses were $20.9 million in the first nine months of 2016, compared to $18.7 million in the first nine months of 2015. The increase is primarily due to higher accruals for incentive and variable deferred compensation expense driven by improved Company performance.
Financial Resources

	Nine Months Ended August 31,
	2016	2015	Change
Cash provided by operating activities	$41.0	$37.8	$3.2
Cash (used) in investing activities	$(11.1)	$(20.3)	$9.2
Cash provided by (used) in financing activities	$(4.1)	$(16.2)	$12.1
Increase in cash and cash equivalents	$25.4	$2.1	$23.3

Cash provided by operating activities was $41.0 million for the nine months ended August 31, 2016, compared to cash provided of $37.8 million in the nine months ended August 31, 2015. Cash provided by operations increased in 2016 compared to 2015, primarily due to improved profitability, partially offset by higher U.S. pension plan contributions in 2016 and lower working capital realization compared to prior year. Working capital days improved in the first nine months of 2016 compared to the first nine months of 2015. Total working capital days decreased from 66.4 days to 59.0 days year-over-year primarily driven by a decrease in inventory days as a result of the Company's focused effort on working capital improvement.

Cash used in investing activities was $11.1 million in the nine months ended August 31, 2016 and $20.3 million in the nine months ended August 31, 2015. Cash used in 2016 is primarily due to capital expenditures of $16.5 million, offset by proceeds from the sale of the India operations of $5.3 million. The Company expects to spend between $20.0 million to $25.0 million of capital expenditures during 2016. Capital expenditures were made and are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used by financing activities was $4.1 million in the nine months ended August 31, 2016 and cash used in financing activities was $16.2 million in the nine months ended August 31, 2015. The decrease during 2016 compared to 2015 is primarily due to $12.2 million used in 2015 for the buyback of the Company's common shares under a repurchase program authorized by the Company's board of directors. The repurchase program expired during 2015. Total debt was $517.0 million as of August 31, 2016, which includes $350.0 million for the Term Loan, $150.0 million for the Senior Notes, and $17.0 million for capital lease obligations, compared to $357.2 million as of November 30, 2015. As required under the credit agreement for the New Term Loan B, the Company will redeem its Senior Notes in November 2016, using proceeds received from refinancing the Term Loan in August 2016. These proceeds are reflected as Restricted Cash in the Consolidated Balance Sheet as of August 31, 2016 (see Note I - Debt and Credit Lines in the Notes to the Unaudited Interim Consolidated Financial Statements). The Company’s non-restricted cash balance of $70.3 million at August 31, 2016 consists of $16.3 million in the U.S., $24.8 million in Europe and $29.2 million in Asia. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may not be able to be completed in a timely manner.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2016 reflects reserves for environmental remediation of $4.0 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At August 31, 2016, the Company employed approximately 1,950 employees at offices, plants and other facilities located principally throughout the United States, France, China and Thailand. Approximately 10.3%, or 200, of the Company’s employees are covered by collective bargaining agreements in the United States. There are currently no collective bargaining agreements in the United States that will expire during the remainder of 2016. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note I to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at variable rates. Borrowings under the Term Loan, and the Facility were $350.0 million as of August 31, 2016. There were no non-U.S. borrowings with banks as of August 31, 2016. The weighted average effective interest rate of the Company’s outstanding debt was 5.80% as of August 31, 2016. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $2.0 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $23.5 million as of August 31, 2016, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2016 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table summarizes the Company’s activity related to its common shares for the three months ended August 31, 2016.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 1 - 30	25,212	$6.24	—	$—
July 1 - 31	3,367	$8.69	—	$—
August 1 - 31	1,020	$5.42	—	$—
Total	29,599	$6.78	—

(a) Includes common shares repurchased in the open market and common shares deemed surrendered by employees in connection with the Company’s stock compensation and benefit plans to satisfy tax obligations.
Item 6. Exhibits

a.) Exhibits
10.1
Amendment No. 3, dated August 26, 2016, to the Amended and Restated Term Loan Credit Agreement, dated as of December 9, 2010, by and among OMNOVA Solutions Inc. as Borrower, the financial institutions party thereto as Lenders, and Deutsche Bank AG New York Branch as agent for the Lenders.

10.2
Amendment No. 5, dated August 26, 2016, to Second Amended and Restated Credit Agreement, dated December 9, 2010 by and among OMNOVA Solutions Inc. as Borrower, the financial institutions party thereto as Lenders, and JPMorgan Chase Bank, N.A. as agent for the Lenders.

12.1	Ratio of Earnings to fixed charges.(x)
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2016, filed with the SEC on September 22, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2016; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2016; (iii) the Consolidated Statements of Financial Position at August 31, 2016 and November 30, 2015; (iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	September 22, 2016	By	/s/ Paul F. DeSantis
Paul F. DeSantis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	September 22, 2016	By	/s/ James C. LeMay
James C. LeMay
Senior Vice President, Corporate Development; General Counsel (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Amendment No. 3, dated August 26, 2016, to the Amended and Restated Term Loan Credit Agreement, dated as of December 9, 2010, by and among OMNOVA Solutions Inc. as Borrower, the financial institutions party thereto as Lenders, and Deutsche Bank AG New York Branch as agent for the Lenders.

10.2
Amendment No. 5, dated August 26, 2016, to Second Amended and Restated Credit Agreement, dated December 9, 2010 by and among OMNOVA Solutions Inc. as Borrower, the financial institutions party thereto as Lenders, and JPMorgan Chase Bank, N.A. as agent for the Lenders.

12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2016, filed with the SEC on September 22, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2016; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2016; (iii) the Consolidated Statements of Financial Position at August 31, 2016 and November 30, 2015; (iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.