Form 10-Q
period 2017-02-28
OMNOVA SOLUTIONS INC
filed 2017-03-29
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended February 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
At February 28, 2017, there were 44,934,800 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended February 28 and 29,
	2017	2016
Net Sales	$174.6	$175.3
Cost of goods sold (exclusive of depreciation)	130.7	131.0
Gross profit	43.9	44.3

Other costs and expenses:
Selling, general and administrative	29.2	28.3
Depreciation and amortization	6.7	9.6
Asset impairment	—	.4
Restructuring and severance	1.0	1.8
Interest expense	5.2	5.8
Other income, net	(.2)	(.8)
Total other costs and expenses	41.9	45.1

Income (loss) before income taxes	2.0	(.8)
Income tax (benefit) expense	(1.6)	.3

Net Income (Loss)	$3.6	$(1.1)

Basic and diluted income (loss) per share	$.08	$(.03)

Weighted average shares outstanding - Basic	44.3	44.0
Weighted average shares outstanding - Diluted	44.7	44.0
See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Millions)
(Unaudited)

	Three Months Ended February 28 and 29,
	2017	2016
Net income (loss)	$3.6	$(1.1)

Components of other comprehensive income (loss):
Foreign currency translations:
Unrealized net change during the period	2.2	7.1
Unrealized net change on intercompany foreign debt during the period	(1.6)	(.7)
Tax effect	.1	(.7)
Foreign currency translations, net of tax	.7	5.7

Defined benefit plans:
Amortization of net loss included in net periodic pension expense	1.0	.9
Tax effect	(.4)	(.3)
Defined benefit plans, net of tax	.6	.6

Other comprehensive income, net of tax	1.3	6.3
Comprehensive income	$4.9	$5.2

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	February 28, 2017	November 30, 2016
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$70.4	$78.0
Accounts receivable, net	102.4	99.5
Inventories, net	90.0	77.0
Prepaid expenses and other	14.2	19.4
Total Current Assets	277.0	273.9

Property, plant and equipment, net	203.8	205.8
Trademarks and other intangible assets, net	55.8	56.7
Goodwill	80.1	80.2
Deferred income taxes	68.2	66.7
Other assets	4.0	4.0
Total Assets	$688.9	$687.3

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$4.2	$4.2
Accounts payable	80.8	73.3
Accrued payroll and personal property taxes	18.1	24.1
Employee benefit obligations	4.4	4.5
Accrued interest	.1	.1
Other current liabilities	7.3	7.1
Total Current Liabilities	114.9	113.3

Long-term debt	351.7	352.5
Postretirement benefits other than pensions	6.2	6.3
Pension liabilities	81.1	82.3
Deferred income taxes	8.6	11.4
Other liabilities	10.3	11.7
Total Liabilities	572.8	577.5

Shareholders’ Equity
Preferred stock - $1 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued as of February 28, 2017 and November 30, 2016	4.8	4.8
Additional contributed capital	341.2	341.0
Retained deficit	(67.9)	(74.3)
Treasury stock at cost; 3.4 million and 3.2 million shares at February 28, 2017 and November 30, 2016, respectively	(24.8)	(23.2)
Accumulated other comprehensive loss	(137.2)	(138.5)
Total Shareholders’ Equity	116.1	109.8
Total Liabilities and Shareholders’ Equity	$688.9	$687.3

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended February 28 and 29,
	2017	2016
Operating Activities
Net income (loss)	$3.6	$(1.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.7	9.6
Amortization and debt issuance costs write-off	.3	.5
Non-cash stock compensation expense	.5	.6
Provision for obsolete inventories	.4	.3
Other	—	(.7)
Changes in operating assets and liabilities:
Accounts receivable	(2.7)	(2.1)
Inventories	(13.4)	(7.1)
Other current assets	1.3	3.7
Current liabilities	1.7	(3.4)
Other non-current assets	1.0	(2.9)
Other non-current liabilities	(4.1)	1.5
Contributions to defined benefit plan	—	(.3)
Net Cash Used In Operating Activities	(4.7)	(1.4)

Investing Activities
Capital expenditures	(3.7)	(6.1)
Proceeds from notes receivable	3.8	—
Proceeds from asset sales	—	5.2
Net Cash Provided By and Used In Investing Activities	.1	(.9)

Financing Activities
Repayment of debt obligations	(1.0)	(.6)
Withholding taxes on share-based compensation	(1.7)	(.3)
Net Cash Used In Financing Activities	(2.7)	(.9)
Effect of exchange rate changes on cash	(.3)	1.8
Net Decrease In Cash And Cash Equivalents	(7.6)	(1.4)
Cash and cash equivalents at beginning of period	78.0	44.9
Cash And Cash Equivalents At End of Period	$70.4	$43.5

Supplemental Cash Flows Information
Cash paid for:
Interest	$5.2	$2.2
Income taxes	$.4	$.5

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2017
(Dollars In Millions, Except Share Data)
Note A – Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2016, previously filed with the Securities and Exchange Commission (“SEC”).
The financial statements as of February 28, 2017 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended November 30, 2016, included in the Company’s Form 10-K filed with the SEC.
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
Accounting Standards Adopted in 2017
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. ASU 2016-09 was adopted by the Company effective December 1, 2016.
This guidance requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company changed its policy to recognize the impact of forfeitures when they actually occur, and recognized a cumulative effect adjustment to retained earnings on a modified retrospective basis as of December 1, 2016. Also, this guidance requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the Consolidated Statement of Cash Flows as a financing activity, which differs from the Company's previous method of classification of such cash payments as an operating activity. The Company applied this provision retrospectively, and for the first quarter of 2016, reclassified amounts from operating activities to financing activities. This guidance also requires the tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur, which was applied prospectively, beginning December 1, 2016 by the Company. Lastly, the guidance requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the prospective transition method.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which expands upon the guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. ASU 2015-03 was adopted by the Company effective December 1, 2016 resulting in debt issuance costs, which were previously presented as debt issuance costs, being presented as a direct deduction to the Company's Long-term debt, less current portion in the Consolidated Balance Sheet as of February 28, 2017 and November 30, 2016. Refer to the Debt footnote for additional details.
Accounting Standards Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which is intended to simplify the current test for goodwill impairment by eliminating the second step in which the implied value of a reporting unit is calculated when the carrying value of the reporting unit exceeds its fair value. Under ASU 2017-04, goodwill impairment should be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 must be applied prospectively and is effective for any annual or interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations, which clarified existing guidance on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods, including interim periods within those periods. Early adoption is permitted and the guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted as of the beginning of the annual reporting period in which the ASU was issued. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends existing guidance related to the recognition of current and deferred income taxes for intra-entity asset transfers. Under the new guidance, current and deferred income tax consequences of an intra-entity asset transfer, other than an intra-entity asset transfer of inventory, are now recognized when the transfer occurs. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted as of the beginning of the annual reporting period in which the ASU was issued. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The adoption of this ASU will not have an impact on the Company's financial position, results of operations, or cash flows.
In June 2016, the the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decrease of expected credit losses that have taken place during the period. This ASU changes the impairment model for most financial assets and certain other instruments, which will result in earlier recognition of allowances for losses. The guidance requires a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has developed a project plan to assess the potential impact of the standard and has evaluated a sampling of significant contracts. Despite the progress, the Company has not yet reached a conclusion as to how the adoption of the standard will impact the Company's financial position, results of operations and cash flows.

Note B – Fair Value Measurements and Risk
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and currency exchange rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. During the quarter, there was one customer that represented approximately 12.0% of the Company’s net sales during the three-month period ending February 28, 2017, and there were no single customers who represented more than 10% of the Company’s net trade receivables at February 28, 2017.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $350 million Term Loan B (balance of $348.3 million at February 28, 2017) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.00%, which eliminates the variability in interest rate changes on Eurodollar loans as long as LIBOR remains under 1.00%.
Foreign Currency Risk
The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Great Britain Pound Sterling, Renminbi, Singapore Dollar, and Thai Baht.
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of approximately thirty days, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased and sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Gains (losses) on foreign currency contracts that were recorded in the Consolidated Statement of Operations for the three month period ending February 28, 2017 were not material.
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

The Company defines fair value as the price that would be received to transfer an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a hierarchy of valuation inputs to measure fair value.

The hierarchy prioritizes the inputs into three broad levels:

Level 1 inputs—Quoted market prices in active markets for identical assets or liabilities.
Level 2 inputs—Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3 inputs—Unobservable inputs that are not corroborated by market data.

The fair value of derivative financial instruments recognized in the Consolidated Statements of Financial Position follows as:

(Dollars in millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Type of Hedge	Term
Derivatives - February 28, 2017

Currency Forward Contracts	$6.7	$—	$—	Cash Flow	30 days
Total	$6.7	$—	$—

Derivatives - November 30, 2016

Currency Forward Contracts	$7.6	$—	$—	Cash Flow	30 days
Total	$7.6	$—	$—
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of February 28, 2017 and November 30, 2016:

(Dollars in millions)
Fair Value Measurements - February 28, 2017	Fair Value	Level 1	Level 2	Level 3
Financial Liabilities
Foreign currency exchange contracts	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

Fair Value Measurements - November 30, 2016
Financial Liabilities
Foreign currency exchange contracts	$.3	$.3	$—	$—
Total Liabilities	$.3	$.3	$—	$—
There were no transfers into or out of Level 3 during the first three months of 2017 or 2016.
The fair value of the Company’s Term Loan at February 28, 2017 approximated $345.7 million, which is less than book value of $348.3 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks and Senior Notes approximates fair value due to their short-term nature. The fair value of the Term Loan is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.
Note C - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the first quarter of 2017 and 2016, respectively:

	Three Months Ended February 28 and 29,
(Dollars in millions)	2017	2016
Severance Expense	$.9	$1.6
Facility Closure Costs	.1	.2
Total	$1.0	$1.8
During the first quarter of 2017, the Engineered Surfaces, Performance Chemicals, and Corporate segments recognized severance and facility closure costs related to continuing operations of $0.5 million, $0.1 million, and $0.4 million respectively. During the first quarter of 2016, the Engineered Surfaces and Performance Chemicals segments recognized severance and facility closure costs of $0.6 million, and $1.2 million, respectively.
The following table summarizes the Company's liabilities related to restructuring and severance activities:

	November 30, 2016	2017		February 28, 2017
(Dollars in millions)		Provision	Payments
	(Dollars in millions)
Performance Chemicals	$.4	$.1	$.4	$.1
Engineered Surfaces	—	.5	.5	—
Corporate	3.8	.4	.3	3.9
Total	$4.2	$.9	$1.2	$4.0

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

Note D – Income Taxes
The Company recorded an income tax benefit of $1.6 million in the first quarter of 2017 compared to an income tax expense of $0.3 million for the first quarter of 2016. The Company’s effective tax rate for the first three months of 2017 was different than its U.S. federal statutory rate primarily due to discrete items including a $1.6 million benefit related to the reversal of French deemed distribution legislation in the first quarter of 2017 and a $1.8 million benefit related to the impact of a French tax rate change on the Company's deferred tax liabilities. The French tax rate was reduced from 33.3% to 28.0% beginning in 2020 and our deferred tax liabilities were reduced to appropriately reflect this legislation and result in a current period tax benefit. The discrete benefits were partially offset by losses in jurisdictions in which no tax benefit exists. The Company's effective tax rate for the first three months of 2016 was due primarily to losses in jurisdictions in which no tax benefit exists.
The total unrecognized tax benefits were $0.3 million as of February 28, 2017 and November 30, 2016. There were minimal interest and penalties recognized in the Statement of Financial Position at February 28, 2017 and November 30, 2016. Of the total $0.3 million of unrecognized tax benefits at February 28, 2017, $0.1 million would, if recognized, impact the Company's effective tax rate.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. The Company recognized minimal income tax expense related to interest and penalties as of February 28, 2017 and November 30, 2016.
The Company had approximately $99.0 million and $92.0 million of U.S. federal net operating loss carryforwards ("NOLCs") as of February 28, 2017 and November 30, 2016, respectively. The increase in the U.S. federal NOLC's is due to the recognition of windfall tax benefits as required under ASU 2016-09. The Company also had $108.7 million of state and local NOLCs, $0.1 million of foreign tax credit carryforwards and $0.7 million of AMT credit carryforwards. The $108.7 million of state and local NOLCs have a realizable deferred tax asset value of $3.8 million. During the year ended November 30, 2016, the Company utilized approximately $15.5 million of federal NOLCs. The majority of the federal, state and local NOLCs expire in tax years 2023 through 2034, while the foreign tax credit carryforwards expire between tax years 2017 and 2022. As of February 28, 2017, the Company had approximately $50.0 million of foreign NOLCs of which $40.7 million have an indefinite carryforward period. Of the $40.7 million foreign NOLCs, which have an indefinite carryforward period, $32.1 million have a valuation allowance provided against them as the Company does not anticipate utilizing these carryforwards.
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
Note E – Income Per Share
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

The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended February 28 and 29,
	2017	2016
Numerator
Net income (loss)	$3.6	$(1.1)

Denominator (shares in millions)
Denominator for basic earnings per share - weighted average shares outstanding	$44.3	$44.0
Effect of dilutive securities	.4	—
Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	$44.7	$44.0

Net Income (Loss) Per Share - Basic and Diluted	$.08	$(.03)
Anti-dilutive share equivalents related to share-based incentive compensation were immaterial and are excluded from the computation of dilutive weighted-average shares.
Note F – Comprehensive (Loss) Income
The following tables reflect the changes in the components of accumulated other comprehensive loss for the three months ended February 28, 2017 and February 29, 2016, respectively:

(Dollars in millions)	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - November 30, 2016	$(29.6)	$(108.9)	$(138.5)
Other comprehensive income (loss) before reclassifications	.7	—	.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	.6	.6
Balance - February 28, 2017	$(28.9)	$(108.3)	$(137.2)

(Dollars in millions)	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - November 30, 2015	$(30.2)	$(105.7)	$(135.9)
Other comprehensive income (loss) before reclassifications	5.7	—	5.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	.6	.6
Balance - February 29, 2016	$(24.5)	$(105.1)	$(129.6)
Amounts reclassified from accumulated other comprehensive income (loss) related to Defined Benefit Plans were included in net periodic benefit expense.
Note G – Inventories
Inventories are stated at the lower of cost or market value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $51.1 million, or 45.8%, and $46.4 million , or 47.9%, of inventories at February 28, 2017 and November 30, 2016, respectively. The remaining portion of inventories (which are located outside of the U.S.) are valued using costing methods that approximate the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

(Dollars in millions)	February 28, 2017	November 30, 2016

Raw materials and supplies	$38.1	$33.2
Work-in-process	6.8	5.1
Finished goods	66.7	58.7
Inventories, gross	111.6	97.0
LIFO reserve	(14.2)	(12.9)
Obsolescence reserve	(7.4)	(7.1)
Inventories, net	$90.0	$77.0
Note H – Debt and Credit Lines
Debt obligations due within the next twelve months consist of the following:

(Dollars in millions)	February 28, 2017	November 30, 2016
Capital lease obligations	$.7	$.7
$350 million Term Loan B – current portion, (interest at 5.25%)	3.5	3.5
Total	$4.2	$4.2
The Company maintains borrowing facilities at certain of its foreign subsidiaries, which consist of working capital credit lines and facilities for the issuance of letters of credit. As of February 28, 2017, total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $6.6 million, of which $6.4 million was available for utilization. As of November 30, 2016 total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $6.6 million, of which, $6.5 million was available for utilization. These letters of credit support commitments made in the ordinary course of business.
The Company’s long-term debt consists of the following:

(Dollars in millions)	February 28, 2017	November 30, 2016
$350 million Term Loan B (interest at 5.25%)	$348.3	$349.2
Capital lease obligations	16.6	16.8
	364.9	366.0
Less: current portion	(4.2)	(4.2)
Unamortized original issue discount	(3.2)	(3.4)
Debt issuance costs	(5.8)	(5.9)
Total Long-Term Debt, net of current portion	$351.7	$352.5
The Company's U.S. debt facilities, include a $350 million Term Loan B ("Term Loan B") and a Senior Revolving Credit Facility (“Facility”). The Term Loan B was issued at a discount of $3.5 million which is reflected as unamortized original issue discount. In connection with entering into the Term Loan B and the Facility the Company also incurred new debt issuance costs of $5.8 million, which are included in deferred financing fees.
The weighted-average interest rate on the Company’s debt was 5.22% and 5.80% during the first quarters of 2017 and 2016, respectively.
For a detailed discussion of the Company's long-term debt agreements, refer to the Debt footnote in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2016.
Term Loan
The Company's $350 million Term Loan B matures on August 26, 2023. The Term Loan B is primarily secured by all real property, plant, and equipment of the Company's U.S. facilities and fully and unconditionally and jointly and severally guaranteed by the material U.S. subsidiaries of the Company. The Term Loan B contains affirmative and negative covenants, including limitations on additional debt, certain investments, and acquisitions outside of the Company’s line of business. The New Term Loan B requires the Company to maintain a total net leverage ratio of less than 5.0 to 1.0. The Company is in compliance with this covenant with a total net leverage ratio of 3.6 to 1.0 at February 28, 2017.

Senior Revolving Credit Facility
The Company also maintains Senior Revolving Credit Facility (the "Facility") which matures on August 26, 2021. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan B, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1.0 as defined in the agreement. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the first quarter of 2017.
At February 28, 2017, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $70.1 million.
Capital Lease Obligations

At February 28, 2017, the Company had assets under capital leases totaling $16.6 million, which are included in property, plant, and equipment in the accompanying Statements of Financial Position.

The following is a schedule by year of future minimum lease payments under the Company's capital lease together with the present value of the net future minimum lease payments as of February 28, 2017:

Year Ending November 30:	(Dollars in millions)
2017	$1.1
2018	1.5
2019	1.4
2020	1.5
2021	1.4
Thereafter	18.0
Total future minimum lease payments	24.9
Less: Amount representing estimated executory costs	(.6)
Net future minimum lease payments	24.3
Less: Amount representing interest	(7.7)
Present value of future minimum lease payments	$16.6
Debt Issuance Costs and Original Issue Discounts
Debt issuance costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of debt issuance costs and original issue discounts is included as a component of interest expense and was $0.3 million and $0.5 million for the first quarters of 2017 and 2016.
Note I – Share-Based Employee Compensation
The Company has provided compensation benefits by granting stock options, restricted shares, and restricted share units under the OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan (the “Plan”). The Plan permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan, by virtue of the three amendments approved by shareholders since the original plan was approved in 1999, authorizes up to 9.6 million Company common shares in the aggregate for (a) awards of options to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) deferred shares also referred to as restricted share units, or (e) appreciation rights. Shares used may be either newly issued shares or treasury shares or both. As of February 28, 2017, approximately 1.0 million Company common shares remained available for grants under the Plan. All options granted under the Plan have been granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years.
Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). The fair value of Restricted Share Awards ("RSA's") and Restricted Share Units ("RSU's") is determined based on the closing market price of the Company’s ordinary shares at the date of grant. RSU's entitle the holder to receive one ordinary share for each RSU at vesting, generally three years after the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

In accordance with the adoption of ASU 2016-09, the Company recognized a cumulative effect adjustment to retained earnings of $2.8 million in the Consolidated Financial Statements as of December 1, 2016.
Compensation expense for all share-based payments included in general and administrative expense was $0.5 million and $0.6 million for the first three months of 2017 and 2016, respectively.
As of February 28, 2017, there was $2.8 million of unrecognized compensation cost related to non-vested share-based compensation arrangements
A summary of the RSA and RSU activity for 2017 follows:

	Restricted Share Awards & Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at December 1, 2016	1,008,150	$7.23
Granted	119,100	8.65
Vested	(398,450)	7.21
Canceled and Forfeited	(6,600)	7.63
Nonvested at February 28, 2017	722,200	7.35

The Company also provides employees the opportunity to purchase Company common shares through payroll deductions under the OMNOVA Solutions Employee Share Purchase Plan ("the ESPP"). Under the ESPP, eligible employees receive a 15% discount from the trading value of common shares purchased. The purchase price for common shares purchased from the Company will be 85% of the closing price of the common shares on the New York Stock Exchange ("NYSE") on the investment date. Participants may contribute funds to the ESPP, not to exceed twenty-five thousand dollars in any calendar year. If a participant terminates his or her employment with the Company or its subsidiaries, the participant's participation will immediately terminate, uninvested funds will be remitted to the participant and the participants account will be converted to a regular brokerage account. As of February 28, 2017, the amount of shares held by eligible participants was not material.
Note J – Employee Benefit Plans
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

(Dollars in millions)	Pension Plans		Health Care Plans
	2017	2016	2017	2016
Service costs	$.7	$.5	$—	$—
Interest costs	2.3	2.4	—	.1
Expected return on plan assets	(3.8)	(3.8)	—	—
Amortization of net actuarial loss (gain)	1.2	1.2	(.2)	(.3)
Net periodic cost (benefit)	$.4	$.3	$(.2)	$(.2)
The Company expects to contribute approximately $7.4 million to its pension plan trusts during fiscal 2017. There were no contributions made during the first three months of fiscal 2017.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee compensation based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.8 million and $0.6 million for the first three months of 2017 and 2016, respectively.

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
Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters, corporate restructuring and severance, interest expense, and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions (including salaries, rent, travel, and entertainment expenses), depreciation, utility costs, outside services, and other costs. Additional information regarding the Company's segments is included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2016.
The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended February 28 and 29,
(Dollars in millions)	2017	2016
Net Sales
Performance Chemicals
Performance Materials	$64.8	$68.0
Specialty Chemicals	59.5	58.1
Total Performance Chemicals	$124.3	$126.1
Engineered Surfaces
Coated Fabrics	$16.0	$17.7
Laminates and Performance Films	34.3	31.5
Total Engineered Surfaces	50.3	49.2
Total Net Sales	$174.6	$175.3
Segment Operating Profit
Performance Chemicals	$12.0	$8.0
Engineered Surfaces	2.2	2.4
Total Segment Operating Profit	14.2	10.4
Interest expense	(5.2)	(5.8)
Corporate expense	(7.0)	(5.4)
Income (Loss) Before Income Taxes	$2.0	$(.8)

During the first quarter of fiscal 2017, the Company announced that it is currently evaluating how it expects to make decisions, assess performance and allocate resources prospectively. Going forward, the Company expects to have two operating segments: one focused on its specialty businesses and one focused on the Company’s more mature businesses. Accordingly, the Company is assessing its segment reporting, as defined under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 280, Segment Reporting, and expects any changes to its reportable segments to be disclosed and reflected in the Company’s consolidated financial statements for the second quarter of fiscal 2017.

Note M - Disposals of Business

There were no disposals during the first quarter of 2017.

On February 5, 2016, the Company completed the sale of its Performance Chemicals' India operations (through the sale of 100% of the outstanding equity of the Company's OMNOVA Solutions India Private Limited Subsidiary) to Apcotex Inc., a private industrial products manufacturer headquartered in India. The sale included all assets and liabilities, contracts and other assets associated with the Company’s production of rubber related products. Under terms of the sale, the Company received
$5.2 million in cash. The sale price was equal to the net book value of these assets and liabilities and therefore, there was no gain or loss recognized on this transaction. The Company will continue to sell certain of its products within India in the ordinary course of business. Net sales of the sold business was $3.7 million during the first quarter of 2016.

Note N - Subsequent Events

On March 13, 2017, the Company acquired the assets of Creole Chemicals, Inc., a producer of specialty oilfield additives based in Houston, Texas. This acquisition will allow the Company to accelerate growth, round out its existing offerings and broaden its solutions portfolio in the oil and gas product line. Assets acquired included inventory and intellectual property. The Company paid $2.5 million with a contingent amount to be determined later based upon the gross profit of Creole Chemicals’ acquired product sales over the next two years.
In the second quarter of 2017, the Company initiated a restructuring plan affecting approximately 40 positions through a voluntary retirement program and involuntary separations. Costs associated with these restructuring plans will be recognized in future periods, primarily the second quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses. As discussed in Note A - Basis of Presentation, the Company operates two reportable business segments: Performance Chemicals and Engineered Surfaces. The Performance Chemicals segment produces a broad range of emulsion polymers and specialty chemicals based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, nitrile butadiene (NBR), polyvinyl acetate, acrylic, styrene acrylic, vinyl acrylic, glyoxal, fluorochemicals, and bio-based chemistries. Performance Chemicals’ custom-formulated products include latices, hollow plastic pigment, resins, binders, adhesives, specialty rubbers, antioxidants, and elastomeric modifiers which are used in oil & gas drilling, completion and production, recovery, specialty coatings, carpet, paper and packaging, nonwovens, construction, adhesives, tape, tires, floor care, textiles, graphic arts, polymer stabilization, industrial rubbers and thermoplastics, and various other specialty applications. The Engineered Surfaces segment develops, designs, produces, and markets a broad line of functional and decorative surfacing products, including coated fabrics, laminates, and industrial films. These products are used in numerous applications, including commercial building refurbishment, remodeling and new construction, kitchen and bath cabinets, transportation including automotive, truck, bus and other mass transit, marine and motorcycle, recreational vehicles and manufactured housing, flooring, home furnishings, retail display fixtures, commercial and residential furniture, commercial appliances, banners, tents, and ceiling tiles. The Company primarily sells its products directly to manufacturers, and has manufacturing facilities in the United States, France, China, and Thailand. Please refer to Item 1. Business, of the Company’s 2016 Annual Report on Form 10-K for further description of and background on the Company’s operating segments. On January 20, 2017, the Company announced that it is currently evaluating how it expects to make decisions, assess performance and allocate resources prospectively. Going forward, the Company expects to have two operating segments: one focused on its specialty businesses and one focused on the Company’s more mature businesses.

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

The Company’s chief operating decision maker, its CEO, evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on the products and services provided. Accounting policies of the segments are the same as those described in Note A of the Company’s Unaudited Interim Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to the Business Segment footnote of the Company’s Unaudited Interim Consolidated Financial Statements.

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

OMNOVA’s Performance Chemicals segment had sales price index contracts related to approximately 45.0% of its sales in the first three months of 2017. Customers with sales price index contracts are primarily in the performance materials product line. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e., styrene and butadiene). The contract mechanisms, however, generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.

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

Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2014 through 2016 and estimated purchases for 2017 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2017 (estimated)	145	$0.48 - $0.73
2016	144	$0.39 - $0.54
2015	166	$0.41 - $0.68
2014	177	$0.69 - $0.84
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2014 through 2016 and estimated purchases for 2017 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2017 (estimated)	116	$0.39 - $1.43
2016	111	$0.24 - $0.71
2015	132	$0.29 - $0.65
2014	142	$0.55 - $0.82
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

Key Indicators

Key economic measures relevant to the Company include global economic growth rates, discretionary spending for durable goods, print advertising, oil and gas consumption and drilling levels, U.S. commercial real estate occupancy rates, U.S. office furniture sales, manufactured housing shipments, housing starts and sales of existing homes, and forecasts of raw material pricing for certain petrochemical feedstocks. Key original equipment manufacturer industries that provide a general indication of demand drivers to the Company include paper, commercial and residential construction and refurbishment, automotive and tire production, furniture, flooring, coating and acrylonitrile butadiene styrene ("ABS") manufacturing. These measures provide general information on trends relevant to the demand for the Company’s products, but the trend information does not necessarily directly correlate with demand levels in the markets that ultimately use the Company’s products in part because the Company's market share is relatively small in a number of specialty markets.

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

Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales and pricing; gross profit; selling, general, and administrative expenses; adjusted operating profit; adjusted net income; consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”); Adjusted EBITDA; EBITDA calculated in accordance with the Company’s $348.3 million Term Loan Credit Agreement; working capital; operating cash flows; capital expenditures; cash interest expense; adjusted earnings per share; and applicable ratios, such as inventory turnover; working capital turnover; return on sales and assets; and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly, and annual intervals and compared with historical periods.

Results of Operations for the Three months ended February 28, 2017 Compared to the Three months ended February 29, 2016

The Company's net sales in the first quarter of 2017 were $174.6 million compared to $175.3 million in the first quarter of 2016. The slight decrease in sales was primarily driven by the divestiture of the non-strategic breakeven operation in India during February 2016. Excluding sales of $3.7 million in the first quarter of 2016 from the India business, sales increased $3.0 million or 1.7%. The Performance Chemicals business segment sales increased by $1.8 million, or 1.4%, and the Engineered Surfaces business segment sales increased $1.1 million, or 2.2%. Contributing to the net sales decrease during the first quarter of 2017, were sales volumes that were lower by $5.7 million, or 3.3%, reduced sales related to the divested business of $3.7 million, or 2.1%, and unfavorable currency translation effects of $1.5 million, or 0.9%, which were mostly offset by an increase in pricing of $10.2 million, or 5.8%, driven by index pricing tied to higher costs for certain raw materials.

Gross profit in the first quarter of 2017 was $43.9 million with a gross profit margin of 25.1% compared to gross profit of $44.3 million and a gross profit margin of 25.3% in the first quarter of 2016. Included in gross profit for the first quarter of 2017 is the favorable impact of $10.2 million from pricing and mix, partially offset by an increase in raw material costs of $6.5 million, lower volume of $1.9 million and the impact from the sales if the India business.

Selling, general and administrative expense in the first quarter of 2017 was $29.2 million, compared to $28.3 million in the first quarter of 2016. The $0.9 million or 3.2% increase reflects the impact of higher employee compensation, including incentive and variable deferred compensation expense, and increases in sales and marketing expenses, which were partially offset by lower outside services expense.

Interest expense in the first quarter of 2017 was $5.2 million, compared to $5.8 million in the first quarter of 2016. The decrease of $0.6 million or 10.3% was attributed to the favorable debt refinancing actions performed during the third quarter of 2016, which were partially offset by slightly higher average debt levels.

Income tax benefit was $1.6 million in the first quarter of 2017, compared to an income tax expense of $0.3 million in the first quarter of 2016. The effective tax rate in the first three months of 2017 was different than the Company's U.S. federal statutory rate primarily due to discrete items including a $1.6 million benefit related to the reversal of French deemed distribution legislation in the first quarter of 2017 and a $1.8 million benefit related to the impact of French tax rate change on the Company’s deferred tax liabilities. The French tax rate was reduced from 33.3% to 28.0% beginning in 2020 and our deferred tax liabilities were reduced to appropriately reflect this legislation and resulted in a current period tax benefit. The discrete tax benefits were partially offset by losses in jurisdictions in which no tax benefit exists. The Company’s effective tax rate for the first three months of 2016 was due primarily to losses in jurisdictions in which no tax benefit exists. Cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $99.0 million of U.S. federal net operating loss carryforwards, and $108.7 million of state and local net operating loss carryforwards. The U.S. federal net operating loss carryforwards increased from $92.0 million at November 30, 2016 to $99.0 million at February 28, 2017 due to the adoption of ASU 2016-09. The $108.7 million of state and local net operating loss carryforwards have a realizable deferred tax asset value of $3.8 million. The majority of the federal, state and local net operating loss carryforwards will expire between 2023 and 2034.

Net income for the first quarter of 2017 was $3.6 million, or $0.08 per diluted share, compared to net loss of $1.1 million, or $0.03 per diluted share, during the same quarter in the prior year.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended
	February 28 and 29,
(Dollars in millions)	2017	2016
Net Sales
Performance Chemicals
Performance Materials	$64.8	$68.0
Specialty Chemicals	59.5	58.1
Total Performance Chemicals	$124.3	$126.1
Engineered Surfaces
Coated Fabrics	$16.0	$17.7
Laminates and Performance Films	34.3	31.5
Total Engineered Surfaces	50.3	49.2
Consolidated Net Sales	$174.6	$175.3

Segment Gross Profit:
Performance Chemicals	$31.8	$31.6
Engineered Surfaces	12.1	12.7
Consolidated Gross Profit	$43.9	$44.3

Segment Operating Profit:
Performance Chemicals	$12.0	$8.0
Engineered Surfaces	2.2	2.4
Interest expense	(5.2)	(5.8)
Corporate expense	(7.0)	(5.4)
Consolidated Income (Loss) Before Income Taxes	$2.0	$(0.8)
Performance Chemicals
Performance Chemicals' net sales decreased $1.8 million, or 1.4%, to $124.3 million during the first quarter of 2017, compared to $126.1 million during the first quarter of 2016. Customer pricing increased $10.3 million, or 8.2% from the prior year, driven by higher raw material costs. However, this pricing was offset by a reduction in sales of $3.7 million resulting from the divesture of the Company's India operations in 2016, $1.5 million due to unfavorable foreign currency translation and volume declines of $6.9 million, or 5.5%, primarily in the Performance Materials product line. Net sales for the Specialty

Chemicals product line increased $1.4 million to $59.5 million during the first quarter of 2017, compared to $58.1 million during the first quarter of 2016. Price increases of $4.2 million, or 7.2%, were partially offset by $1.4 million, or 2.4% reduction in volume and $1.1 million, or 1.9%, of unfavorable foreign currency translation and $0.3 million, or 0.5%, in reduced sales from the divestiture of the Company's India operations. Volumes were lower primarily in home & personal care and construction materials. Net sales for the Performance Materials product line decreased $3.2 million or 4.7%, to $64.8 million during the first quarter of 2017 compared to $68.0 million during the first quarter of 2016. Higher pricing of $6.1 million was offset by the sale of the India operations, which resulted in $3.4 million, or 5.0%, lower sales in 2017, and lower volumes of $5.3 million as declines in paper and carpet markets were partially offset by increased volume in tire cord.

Performance Chemicals' gross profit was $31.8 million with a gross profit margin of 25.6% during the first quarter of 2017 compared to $31.6 million with a gross profit margin of 25.1% in the first quarter of 2016. Included in gross profit for the first quarter of 2017 is a $10.3 million favorable impact from pricing and mix, partially offset by an increase in raw material costs of $6.8 million, lower volume of $2.0 million, and the impact from the sale of the India business.

The Performance Chemicals' segment generated operating profit of $12.0 million in the first quarter of 2017 compared to $8.0 million in the first quarter of 2016. The segment operating profit also includes items that management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2017 include facility closure costs and environmental provisions of approximately $0.1 million. Those items for the first quarter of 2016 include $2.8 million of accelerated depreciation, $1.2 million of restructuring and severance and operational improvement costs reductions of $0.3 million.

Engineered Surfaces

Engineered Surfaces' net sales increased $1.1 million, or 2.2%, to $50.3 million in the first quarter of 2017 from $49.2 million in the first quarter of 2016. Volumes increased by $1.2 million, pricing was unfavorable by $0.1 million and foreign currency translation was favorable by $0.1 million. Coated Fabrics net sales were $16.0 million in the first quarter of 2017 compared to $17.7 million in the first quarter of 2016, a decrease of $1.7 million or 9.6%, due to lower sales in China and Thailand. Net sales for the Laminates and Performance Films product line increased $2.8 million, or 8.9% to $34.3 million, during the first quarter of 2017 compared to $31.5 million during the first quarter of 2016. Sales were up in U.S. recreational vehicles and manufactured housing, specialty items, and performance films.

Engineered Surfaces' gross profit was $12.1 million with a gross profit margin of 24.1% during the first quarter of 2017, compared to $12.7 million and a gross profit margin of 25.8% in the first quarter of 2016. Included in gross profit was favorable volume and lower raw material costs, partially offset by higher manufacturing costs and lower pricing.

Segment operating profit was $2.2 million for the first quarter of 2017 compared to $2.4 million for the first quarter of 2016. The flat year-over-year segment operating profit was driven primarily by increased sales in laminates and performance films offset by decreased sales in coated fabrics. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2017 were restructuring and severance costs of $0.5 million. Those items for the first quarter of 2016 included asset impairment of $0.3 million, restructuring and severance of $0.4 million, offset by facility closure recoveries and operational improvements of $0.5 million.

Corporate

Corporate expenses were $7.0 million in the first quarter of 2017, compared to $5.4 million in the first quarter of 2016. The increase of $1.6 million, or 29.6%, is primarily due to higher employee and variable deferred compensation expense driven by improved Company performance. Included in 2017 is $0.4 million of severance costs.

Subsequent Events

On March 13, 2017, the Company acquired the assets of Creole Chemicals, Inc., a producer of specialty oilfield additives based in Houston, Texas. This acquisition will allow the Company to accelerate growth, round out its existing offerings and broaden its solutions portfolio in the oil and gas product line. Assets acquired included inventory and intellectual property. The Company paid $2.5 million with a contingent amount to be determined later based upon the gross profit of Creole Chemicals’ acquired product sales over the next two years.

In the second quarter of 2017, the Company initiated a restructuring plan affecting approximately 40 positions through a voluntary retirement program and involuntary separations. Costs associated with these restructuring plans will be recognized in future periods, primarily the second quarter of 2017. The Company expects these actions will result in annualized savings of approximately $3.0 million.

Financial Resources

	Three Months Ended February 28,
	2017	2016	Change
Cash used in operating activities	$(4.7)	$(1.4)	$(3.3)
Cash provided by and used in investing activities	$.1	$(.9)	$1.0
Cash used in financing activities	$(2.7)	$(.9)	$(1.8)
Decrease in cash and cash equivalents	$(7.6)	$(1.4)	$(6.2)

Cash used by operating activities was $4.7 million and $1.4 million for the three months ended February 28, 2017 and February 29, 2016, respectively. Cash used by operations increased in 2017 compared to 2016, primarily due to a larger increase in inventories in the first quarter of 2017 compared to the first quarter of 2016, partially offset by improved profitability. Working capital days improved in the first quarter of 2017 compared to the first quarter of 2016. Total working capital days decreased from 74.6 days to 69.2 days year-over-year primarily driven by an increase in accounts payable days as a result of the Company's focused effort on working capital improvement.

Cash provided by and used in investing activities was $0.1 million and $0.9 million in the three months ended February 28, 2017 and February 29, 2016, respectively. Cash provided in 2017 was primarily for the collection of a note receivable offset by routine ongoing capital expenditures. The Company expects to spend approximately $30.0 million of capital expenditures during 2017. Capital expenditures are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used by financing activities was $2.7 million and $0.9 million in the three months ended February 28, 2017 and February 29, 2016, respectively. The increase during 2017 compared to 2016 is primarily due to $1.7 million for employee withholding taxes on the Company's share-based programs, primarily related to the Company's former CEO. Total debt was $364.9 million as of February 28, 2017, which includes $348.3 million for the Term Loan and $16.6 million for capital lease obligations, compared to 366.0 million as of November 30, 2016.

The Company’s cash balance of $70.4 million at February 28, 2017 consists of $22.9 million in the U.S., $27.5 million in Asia and $20.0 million in Europe. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may not be able to be completed in a timely manner.

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
Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2017 reflects reserves for environmental remediation of $4.0 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At February 28, 2017, the Company employed approximately 2,000 employees at offices, plants and other facilities located principally throughout the United States, France, China and Thailand. Approximately 10.0%, of the Company’s employees are covered by collective bargaining agreements in the United States. There is one collective bargaining agreement in the United States that will expire during the remainder of 2017. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

New Accounting Pronouncements

Please refer to Note A to the Unaudited Interim Consolidated Financial Statements for a discussion of accounting standards adopted in 2017 and accounting standards not yet adopted.

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

We provide greater detail regarding these risks and uncertainties in our 2016 Form 10-K and subsequent filings, which are available online at www.omnova.com and www.sec.gov.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note I to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at variable rates. Borrowings under the Term Loan, and the Facility were $348.3 million as of February 28, 2017. There were no non-U.S. borrowings with banks as of February 28, 2017. The weighted average effective interest rate of the Company’s outstanding debt was 5.22% as of February 28, 2017. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $3.5 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $29.0 million as of February 28, 2017, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 28, 2017 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2016. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations, or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations, or cash flows.

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
The following table summarizes the Company’s activity related to its common shares for the three months ended February 28, 2017.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
December 1-31	153,013	$9.47	—	—
January 1-31	33,137	$8.97	—	—
February 1-28	250	$6.64	—	—
Total	186,400	$8.36	—

(a) Share repurchases resulted from common shares deemed surrendered by employees in connection with the Company’s stock compensation and benefit plans to satisfy tax obligations.
Item 6. Exhibits

a.) Exhibits
12.1	Ratio of Earnings to fixed charges.(x)
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2017, filed with the SEC on March 29, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2017 and February 29, 2016; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2017 and February 29, 2016; (iii) the Consolidated Statements of Financial Position at February 28, 2017 and November 30, 2016; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2017 and February 29, 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	March 29, 2017	By	/s/ Anne P. Noonan
Anne P. Noonan President and Chief Executive Officer (Principal Executive Officer)

Date:	March 29, 2017	By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 29, 2017	By	/s/ Donald B. McMillan
Donald B. McMillan Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2017, filed with the SEC on March 29, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2017 and February 29, 2016; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2017 and February 29, 2016; (iii) the Consolidated Statements of Financial Position at February 28, 2017 and November 30, 2016; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2017 and February 29, 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.