Form 10-Q
period 2017-05-31
OMNOVA SOLUTIONS INC
filed 2017-06-28
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended May 31, 2017
Commission File Number 1-15147
______________________________________________
OMNOVA Solutions Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________

Ohio	34-1897652
(State of Incorporation)	(I.R.S. Employer Identification No.)
25435 Harvard Road, Beachwood, Ohio 44122-6201
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (216) 682-7000
______________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES  ☐    NO  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
At May 31, 2017, there were 44,911,493 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Net sales	$221.3	$202.0	$395.9	$377.3
Cost of goods sold (exclusive of depreciation)	168.1	143.6	298.8	274.6
Gross profit	53.2	58.4	97.1	102.7

Other costs and expenses:
Selling, general and administrative	30.1	33.4	59.3	61.7
Depreciation and amortization	6.9	7.1	13.6	16.7
Asset impairments	12.9	—	12.9	.4
Loss on asset sales	—	.1	—	.1
Restructuring and severance	3.6	2.2	4.6	3.6
Interest expense	5.3	5.7	10.5	11.5
Other income (loss), net	(1.7)	(.5)	(1.9)	(.9)
Total other costs and expenses	57.1	48.0	99.0	93.1

Income (loss) before income taxes	(3.9)	10.4	(1.9)	9.6
Income tax expense	2.4	3.2	.9	3.5

Net income (loss)	$(6.3)	$7.2	$(2.8)	$6.1

Basic and diluted income (loss) per share	$(.14)	$.16	$(.06)	$.14

Weighted average shares outstanding - basic	44.4	44.0	44.3	44.0
Weighted average shares outstanding - diluted	44.4	44.4	44.3	44.4
See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Millions)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Net income (loss)	$(6.3)	$7.2	$(2.8)	$6.1

Components of other comprehensive income (loss):
Foreign currency translations:
Realized net change during the period	—	—	—	(5.9)
Unrealized net change during the period	2.7	(1.5)	4.9	11.5
Unrealized net change on intercompany foreign debt during the period	3.4	4.2	1.8	3.5
Tax effect	(1.2)	(.6)	(1.2)	(1.3)
Foreign currency translations, net of tax	4.9	2.1	5.5	7.8

Defined benefit plans:
Amortization of net loss included in net periodic pension expense	1.0	.8	1.9	1.7
Tax effect	(.5)	(.3)	(.8)	(.6)
Defined benefit plans, net of tax	.5	.5	1.1	1.1

Other comprehensive income, net of tax	5.4	2.6	6.6	8.9
Comprehensive income (loss)	$(.9)	$9.8	$3.8	$15.0

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	May 31, 2017	November 30, 2016
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$68.6	$72.0
Accounts receivable, net	112.5	87.2
Inventories, net	76.4	74.0
Prepaid expenses and other	13.6	18.1
Assets held for sale - current	9.7	25.7
Total Current Assets	280.8	277.0

Property, plant and equipment, net	202.3	202.7
Trademarks and other intangible assets, net	56.9	56.7
Goodwill	83.4	80.2
Deferred income taxes	67.5	66.7
Other assets	5.1	4.0
Total Assets	$696.0	$687.3

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$4.2	$4.2
Accounts payable	81.7	68.7
Accrued payroll and personal property taxes	22.0	23.4
Employee benefit obligations	4.1	4.5
Other current liabilities	8.5	7.4
Liabilities held for sale - current	3.4	5.2
Total Current Liabilities	123.9	113.4

Long-term debt	350.9	352.5
Postretirement benefits other than pensions	6.1	6.3
Pension liabilities	80.7	82.3
Deferred income taxes	10.0	11.4
Other liabilities	8.5	11.6
Total Liabilities	580.1	577.5

Shareholders’ Equity
Preferred stock - $1 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued as of May 31, 2017 and November 30, 2016, respectively	4.8	4.8
Additional contributed capital	342.2	341.0
Retained deficit	(74.3)	(74.4)
Treasury stock at cost; 3.4 million and 3.2 million shares at May 31, 2017 and November 30, 2016, respectively	(25.0)	(23.2)
Accumulated other comprehensive loss	(131.8)	(138.4)
Total Shareholders’ Equity	115.9	109.8
Total Liabilities and Shareholders’ Equity	$696.0	$687.3

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended May 31,
	2017	2016
Operating Activities:
Net (loss) income	$(2.8)	$6.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.6	16.7
Impairment of long-lived assets	12.9	.4
Amortization and debt issuance costs write-off	.7	.9
Non-cash stock compensation expense	1.0	1.2
Provision for obsolete inventories	.3	.4
Other	(.1)	(.7)
Changes in operating assets and liabilities:
Accounts receivable	(26.7)	(2.9)
Inventories	(1.3)	(.9)
Other current assets	6.7	(8.4)
Current liabilities	6.5	6.2
Other non-current assets	1.8	(2.0)
Other non-current liabilities	(4.0)	3.1
Contributions to defined benefit plan	(.3)	(.4)
Net cash provided by operating activities	8.3	19.7

Investing Activities:
Capital expenditures	(9.9)	(10.7)
Proceeds from notes receivable	3.8	—
Proceeds from asset sales	—	5.3
Acquisition of business	(2.5)	—
Other	—	.1
Net cash used in investing activities	(8.6)	(5.3)

Financing Activities:
Repayment of debt obligations	(2.1)	(1.3)
Withholding taxes on share-based compensation	(1.8)	(.3)
Net cash used in financing activities	(3.9)	(1.6)
Effect of exchange rate changes on cash and cash equivalents	.8	2.9
Net (Decrease) Increase In Cash And Cash Equivalents	(3.4)	15.7

Cash and cash equivalents at beginning of period	72.0	44.9
Cash And Cash Equivalents At End of Period	$68.6	$60.6

Supplemental Cash Flows Information
Cash paid for:
Interest	$9.4	$10.2
Income taxes	$1.7	$1.8

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of May 31, 2017
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
The financial statements as of May 31, 2017 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
Description of Business – The Company is an innovator of emulsion polymers, specialty chemicals and engineered surfaces for a variety of commercial, industrial and residential end uses. The Company's products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. The Company holds leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. The Company utilizes strategically-located manufacturing, technical and other facilities in North America, Europe, China, and Thailand to service the broad customer base. During January 2017, the Company announced that it was evaluating how it expects to make decisions, assess performance and allocate resources prospectively. During the second quarter of fiscal 2017, the Company finalized its review and determined it has two operating segments: Specialty Solutions, which is focused on the Company's higher growth specialty businesses, and Performance Materials, which is focused on the Company’s more mature businesses. Product lines were realigned within these segments because they share similar end market characteristics and executional strategies.
Specialty Solutions – The Specialty Solutions segment develops, designs, produces, and markets a broad line of specialty polymers for use in coatings, adhesives, sealants, elastomers, laminates, films, nonwovens and oil & gas products. These products are used in numerous applications, including architectural and industrial coatings; nonwovens used in hygiene products, filtration and construction; drilling additives for oil and gas exploration and production; elastomeric modification of plastic casings and hoses used in household and industrial products and automobiles; tapes and adhesives; sports surfaces; textile finishes; commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; furnishings; manufactured housing; health care patient; and common area furniture; and a variety of industrial films applications. The segment's products provide performance enhancing properties to enhance the Company’s customers’ products, including stain, rust and aging resistance; surface modification; gloss; softness or hardness; dimensional stability; high heat and pressure tolerance; and binding and barrier (e.g. moisture, oil) properties.
The Specialty Solutions segment consists of specialty coatings & ingredients, oil & gas, and laminates and films. The specialty coatings & ingredients product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, and scrub pads), construction, adhesives, sealants, tape, floor care, textiles, graphic arts, and various other specialty applications. Oil & gas applications include drilling fluid additives, which provide fluid loss control and sealing to enhance welborne intergrity, as well as cement additives for gas migration and fluid loss. The laminates and performance films product line applications include kitchen and bath cabinets, wall surfacing, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, commercial appliances, and a variety of industrial film applications.
Performance Materials – The Performance Materials segment serves mature markets with a broad range of emulsion polymers based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, high styrene pigments, polyvinyl acetate, acrylic, styrene acrylic, calcium stearate, glyoxal, and bio-based chemistries. Performance Materials' custom-formulated products are tailored latexes, resins, binders, specialty rubbers, antioxidants, hollow plastic pigment, coated fabrics, and rubber reinforcing which are used in tire cord, polymer stabilization, industrial rubbers, carpet, paper, and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, ultraviolet resistance, improved processibility, and enhanced appearance.
The Performance Materials segment encompasses performance additives, paper, carpet, and coated fabrics. This segment encompasses products that have applications in the paper, paperboard, carpet, polymer stabilization, industrial rubbers, and tire cord industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in automotive tires. The coated fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, automotive soft tops, and automotive after-market applications.
Accounting Standards Adopted in 2017
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was permitted. ASU 2016-09 was adopted by the Company effective December 1, 2016.
This guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement and also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company changed its policy to recognize the impact of forfeitures when they actually occur, and recognized a cumulative effect adjustment to retained earnings on a modified retrospective basis as of December 1, 2016. Also, this guidance requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the Consolidated Statement of Cash Flows as a financing activity, which differs from the Company's previous method of classification of such cash payments as an operating activity. The Company applied this provision retrospectively, and beginning in the first quarter of 2016, reclassified amounts from operating activities to financing activities. This guidance also requires the tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur, which was applied prospectively by the Company, beginning December 1, 2016. Lastly, the guidance requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the prospective transition method.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which expands upon the guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. ASU 2015-03 was adopted by the Company effective December 1, 2016 resulting in debt issuance costs, which were previously presented as debt issuance costs, being presented as a direct deduction to the Company's long-term debt, less current portion in the Consolidated Balance Sheet. Refer to the Debt footnote for additional details.
Accounting Standards Not Yet Adopted
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits, which require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this Update also allow only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted as of the beginning of the annual reporting period in which the ASU was issued. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which is intended to simplify the current test for goodwill impairment by eliminating the second step in which the implied value of a reporting unit is calculated when the carrying value of the reporting unit exceeds its fair value. Under ASU 2017-04, goodwill impairment should be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 must be applied prospectively and is effective for any annual or interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations, financial position or cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations, which clarified existing guidance on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods, including interim periods within those periods. Early adoption is permitted and the guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted as of the beginning of the annual reporting period in which the ASU was issued. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations, financial position, or cash flows.
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
In June 2016, the the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decrease of expected credit losses that have taken place during the period. This ASU changes the impairment model for most financial assets and certain other instruments, which will result in earlier recognition of allowances for losses. The guidance requires a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations, financial position or cash flows.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company continues to assess the potential impact of the standard and has evaluated a sampling of significant contracts. The Company has not yet reached a conclusion as to how the adoption of the standard will impact the Company's financial position, results of operations or cash flows.
Note B – Fair Value Measurements and Risk
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and foreign currency rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. During the three and six-month periods ending May 31, 2017, there was one customer that represented approximately 10% of the Company’s net sales and there was no single customer who represented more than 10% of the Company’s net trade receivables at May 31, 2017.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $350.0 million Term Loan B (balance of $347.4 million at May 31, 2017) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.00%, which eliminates the variability in interest rate changes on Eurodollar loans as long as LIBOR remains under 1.00%. As of May 31, 2017, LIBOR was slightly above 1.00%, which could have a slight impact on the Company's interest expense.
Foreign Currency Rate Risk
The Company incurs foreign currency rate risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Great Britain Pound Sterling, Renminbi, Singapore Dollar, and Thai Baht.
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries and U.S. Dollar cash holdings in foreign locations. These forward contracts are used on a continuing basis for periods of approximately thirty days, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased or sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Gains on foreign currency contracts that were recorded in the Consolidated Statement of Operations for the six-month period ending May 31, 2017 were $0.3 million.
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
Level 2 inputs—Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3 inputs—Unobservable inputs that are not corroborated by market data.

The fair value of derivative financial instruments recognized in the Consolidated Statements of Financial Position follows as:

(Dollars in Millions)	Notional Amount	Other Current Assets	Other Current Liabilities	Type of Hedge	Term
Derivatives - May 31, 2017
Currency forward contracts	$20.9	$.3	$—	Cash Flow	30 days
Total	$20.9	$.3	$—

Derivatives - November 30, 2016
Currency forward contracts	$7.6	$—	$—	Cash Flow	30 days
Total	$7.6	$—	$—
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of May 31, 2017 and November 30, 2016:

(Dollars in Millions)	Fair Value	Level 1	Level 2	Level 3
Fair value measurements - May 31, 2017
Financial assets
Foreign currency exchange contracts	$.3	$.3	$—	$—
Total assets	$.3	$.3	$—	$—

Fair value measurements - November 30, 2016
Financial liabilities
Foreign currency exchange contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
There were no transfers into or out of Level 3 during the first six months of 2017 or 2016.
The fair value of the Company’s Term Loan at May 31, 2017 approximated $349.6 million, which is more than book value of $347.4 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Term Loan is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.
Note C - Restructuring and Severance
The following table is a summary of severance and facility closure costs for the second quarters and the first six months of 2017 and 2016, respectively:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in Millions)	2017	2016	2017	2016
Severance Expense
Performance Materials	$1.4	$.9	$1.4	$2.2
Specialty Solutions	.1	.1	.6	.4
Corporate	2.1	.1	2.5	.1
Total Severance	$3.6	$1.1	$4.5	$2.7
Facility Closure Costs
Performance Materials	$—	$1.1	$.1	$1.1
Specialty Solutions	—	—	—	(.2)
Corporate	—	—	—	—
Total Facility Closure Costs	$—	$1.1	$.1	$.9
Total Severance and Facility Closure Costs	$3.6	$2.2	$4.6	$3.6
During 2017, the Company initiated a restructuring and severance plan which included headcount reductions. The plan was initiated to better align the cost structure with economic conditions and operational needs and affected approximately 40 positions. The Company does not anticipate any additional charges related to the completion of these plans and expects these costs to be paid by the end of fiscal 2017.
During 2016, the Company initiated a restructuring and severance plan related to the closing of manufacturing operations of the Calhoun, GA plant. The Company does not anticipate any additional charges related to the completion of these plans and expects these costs to be paid by the end of fiscal 2017.
The following table summarizes the Company's liabilities related to restructuring and severance activities:

	November 30, 2016	2017		May 31, 2017
(Dollars in millions)		Provision	Payments
Total	$4.2	$4.6	$3.1	$5.7

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

Note D – Income Taxes
The Company recorded an income tax expense of $2.4 million and $3.2 million for the second quarters of 2017 and 2016, respectively, and income tax expense of $0.9 million and $3.5 million for the six months ended May 31, 2017 and 2016, respectively. The Company's effective tax rate of 61.5% for the second quarter of 2017 was higher than the U.S. federal statutory rate primarily due to a foreign impairment for which no tax benefit was allowed. The effective tax rate of 50.0% for the first six months of 2017 was higher than the Company’s U.S. federal statutory rate primarily due to a foreign impairment for which no tax benefit was allowed, offset by $3.4 million of tax benefits related to French legislation changes which occurred in the first quarter of 2017.
The total unrecognized tax benefits were $0.3 million as of May 31, 2017 and November 30, 2016. Of the total $0.3 million of unrecognized tax benefits at May 31, 2017, $0.1 million would, if recognized, impact the Company's effective tax rate. There were minimal interest and penalties recognized in the Statement of Financial Position at May 31, 2017 and November 30, 2016.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. The Company recognized minimal income tax expense related to interest and penalties as of May 31, 2017 and November 30, 2016.
The Company had approximately $99.0 million and $92.0 million of U.S. federal net operating loss carryforwards ("NOLCs") as of May 31, 2017 and November 30, 2016, respectively. The increase in the U.S. federal NOLCs is due to the recognition of windfall tax benefits as required under ASU 2016-09 which was adopted during the first quarter ended February 28, 2017. The Company also had $108.7 million of state and local NOLCs, $0.1 million of foreign tax credit carryforwards and $0.7 million of AMT credit carryforwards. The $108.7 million of state and local NOLCs have a realizable deferred tax asset value of $3.8 million. During the year ended November 30, 2016, the Company utilized approximately $15.5 million of federal NOLCs. The majority of the federal, state and local NOLCs expire in tax years 2023 through 2034, while the foreign tax credit carryforwards expire between tax years 2017 and 2022. As of May 31, 2017, the Company had approximately $50.3 million of foreign NOLCs, of which $40.9 million have an indefinite carryforward period. Of the $40.9 million foreign NOLCs which have an indefinite carryforward period, $32.5 million have a valuation allowance provided against them, as the Company does not anticipate utilizing these carryforwards.
With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2012.
The Company has not provided for U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings, as such amounts are considered permanently reinvested outside the U.S. To the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.
Note E – Income (Loss) Per Share
The Company presents both basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for stock-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common shares at the average market price during the period.
The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2017	2016	2017	2016
Numerator
Net income (loss)	$(6.3)	$7.2	$(2.8)	$6.1

Denominator (shares in millions)
Denominator for basic earnings per share - weighted average shares outstanding	44.4	44.0	44.3	44.0
Effect of dilutive securities	—	.4	—	.4
Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	44.4	44.4	44.3	44.4

Net Income (Loss) Per Share - Basic and Diluted	$(.14)	$.16	$(.06)	$.14
Anti-dilutive share equivalents related to share-based incentive compensation were immaterial and are excluded from the computation of dilutive weighted-average shares.
Note F – Comprehensive Income (Loss)
The following tables reflect the changes in the components of accumulated other comprehensive loss for the three and six months ended May 31, 2017 and 2016, respectively:

Three months ended May 31, 2017 and 2016	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - February 28, 2017	$(28.9)	$(108.3)	$(137.2)
Other comprehensive income (loss) before reclassifications	4.9	—	4.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	.5	.5
Balance - May 31, 2017	$(24.0)	$(107.8)	$(131.8)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss

Balance - February 29, 2016	$(24.5)	$(105.1)	$(129.6)
Other comprehensive income (loss) before reclassifications	2.1	—	2.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	.5	.5
Balance - May 31, 2016	$(22.4)	$(104.6)	$(127.0)

Six months ended May 31, 2017 and 2016	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - November 30, 2016	$(29.5)	$(108.9)	$(138.4)
Other comprehensive income (loss) before reclassifications	5.5	—	5.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.1	1.1
Balance - May 31, 2017	$(24.0)	$(107.8)	$(131.8)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - November 30, 2015	$(30.2)	$(105.7)	$(135.9)
Other comprehensive income (loss) before reclassifications	13.7	—	13.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.1	1.1
Realized net change during the period	$(5.9)	$—	$(5.9)
Balance - May 31, 2016	$(22.4)	$(104.6)	$(127.0)
Amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit plans were included in net periodic benefit expense.
Note G – Inventories
Inventories are stated at the lower of cost or market value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $48.0 million, or 49.1%, and $46.4 million, or 49.7%, of inventories at May 31, 2017 and November 30, 2016, respectively. The remaining portion of inventories (which are primarily located outside of the U.S.) are valued using costing methods that approximate the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

(Dollars in Millions)	May 31, 2017	November 30, 2016

Raw materials and supplies	$31.4	$30.6
Work-in-process	6.5	4.7
Finished goods	59.9	58.2
Inventories, gross	97.8	93.5
LIFO reserve	(14.5)	(12.9)
Obsolescence reserve	(6.9)	(6.6)
Inventories, net	$76.4	$74.0
Note H – Debt and Credit Lines
Debt obligations due within the next twelve months consist of the following:

(Dollars in Millions)	May 31, 2017	November 30, 2016
Capital lease obligations	$.7	$.7
$350 million Term Loan B – current portion, (interest at 5.25%)	3.5	3.5
Total	$4.2	$4.2
The Company maintains borrowing facilities at certain of its foreign subsidiaries, which consist of working capital credit lines and facilities for the issuance of letters of credit. Total borrowing capacity for foreign working capital credit lines and letters of credit facilities were $6.7 million, all of which was available for utilization, and $6.6 million, of which $6.5 million was available for utilization at May 31, 2017 and November 30, 2016, respectively. These letters of credit support commitments made in the ordinary course of business.
The Company’s long-term debt consists of the following:

(Dollars in millions)	May 31, 2017	November 30, 2016
$350 million Term Loan B (interest at 5.25%)	$347.4	$349.2
Capital lease obligations	16.5	16.8
	363.9	366.0
Less: current portion	(4.2)	(4.2)
Unamortized original issue discount	(3.1)	(3.4)
Debt issuance costs	(5.7)	(5.9)
Total Long-Term Debt, net of current portion	$350.9	$352.5
The Company's U.S. debt facilities, include a $350 million Term Loan B ("Term Loan B") and a Senior Revolving Credit Facility (“Facility”). The Term Loan B was issued at a discount of $3.5 million which is reflected as unamortized original issue discount. In connection with entering into the Term Loan B and the Facility the Company also incurred new debt issuance costs of $5.8 million.
The weighted-average interest rate on the Company’s debt was 5.22% and 5.80% during the second quarters of 2017 and 2016, respectively.
For a detailed discussion of the Company's long-term debt agreements, refer to the Debt footnote in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2016.
Term Loan
The Company's $350 million Term Loan B matures on August 26, 2023. The Term Loan B is primarily secured by all real property, plant, and equipment of the Company's U.S. facilities and fully and unconditionally and jointly and severally guaranteed by the material U.S. subsidiaries of the Company. The Term Loan B contains affirmative and negative covenants, including limitations on additional debt, certain investments, and acquisitions outside of the Company’s line of business. The Term Loan B requires the Company to maintain a total net leverage ratio of less than 5.0 to 1.0. The Company is in compliance with this covenant with a total net leverage ratio of 3.8 to 1.0 at May 31, 2017.

Senior Revolving Credit Facility
The Company also maintains a Senior Revolving Credit Facility (the "Facility") which matures on August 26, 2021. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan B, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1.0 as defined in the agreement. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the second quarter of 2017.
At May 31, 2017, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $71.2 million.
Capital Lease Obligations

At May 31, 2017, the Company had assets under capital leases totaling $16.5 million, which are included in property, plant, and equipment in the accompanying Statements of Financial Position.

The following is a schedule by year of future minimum lease payments under the Company's capital lease together with the present value of the net future minimum lease payments as of May 31, 2017:

Year Ending November 30:	(Dollars in millions)
2017	$.6
2018	1.5
2019	1.5
2020	1.5
2021	1.5
Thereafter	18.0
Total future minimum lease payments	24.6
Less: Amount representing estimated executory costs	(.6)
Net future minimum lease payments	24.0
Less: Amount representing interest	(7.5)
Present value of future minimum lease payments	$16.5
Debt Issuance Costs and Original Issue Discounts
Debt issuance costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of debt issuance costs and original issue discounts is included as a component of interest expense and was $0.4 million and $0.5 million for the second quarters of 2017 and 2016 and $0.7 million and $0.9 million for the first six months of 2017 and 2016, respectively.

Note I – Share-Based Employee Compensation
The Company provides compensation benefits to employees under the OMNOVA Solutions 2017 Equity Incentive Plan (the “Plan”), which was approved by shareholders on March 22, 2017. The Plan permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan authorizes the issuance of Company common shares in the aggregate for (a) awards of options rights to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) restricted share units, or (e) appreciation rights. Shares granted under the Plan may be either newly issued shares or treasury shares or both. As of May 31, 2017, approximately 2.7 million Company common shares remained available for grants under the Plan. All options granted under the Plan are granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years. Prior to March 22, 2017, the Company granted equity compensation under the OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan, which had substantially similar features.
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
Compensation expense for all share-based payments included in general and administrative expense was $1.0 million and $1.2 million for the first six months of 2017 and 2016, respectively.
As of May 31, 2017, there was $2.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
A summary of the RSA and RSU activity for 2017 follows:

	Restricted Share Awards & Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at December 1, 2016	1,008,150	$7.23
Granted	120,100	8.65
Vested	(454,050)	7.03
Canceled and Forfeited	(12,150)	7.53
Nonvested at May 31, 2017	662,050	$7.37

The Company also provides employees the opportunity to purchase Company common shares through payroll deductions under the OMNOVA Solutions Employee Share Purchase Plan (the "ESPP"). Under the ESPP, eligible employees receive a 15% discount from the trading value of common shares purchased. The purchase price for common shares purchased from the Company will be 85% of the closing price of the common shares on the New York Stock Exchange ("NYSE") on the investment date. Participants may contribute funds to the ESPP, not to exceed twenty-five thousand dollars in any calendar year. If a participant terminates his or her employment with the Company or its subsidiaries, the participant's participation will immediately terminate, uninvested funds will be remitted to the participant and the participants account will be converted to a regular brokerage account. As of May 31, 2017, the amount of shares held by eligible participants through the ESPP was not material.
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

(Dollars in Millions)	Pension Plans		Health Care Plans
Three months ended May 31, 2017 and 2016	2017	2016	2017	2016
Service costs	$.7	$.5	$—	$—
Interest costs	2.3	2.4	.1	.1
Expected return on plan assets	(3.8)	(3.8)	—	—
Amortization of net actuarial loss (gain)	1.1	1.1	(.3)	(.3)
Net periodic cost (benefit)	$.3	$.2	$(.2)	$(.2)

(Dollars in Millions)	Pension Plans		Health Care Plans
Six months ended May 31, 2017 and 2016	2017	2016	2017	2016
Service costs	$1.4	$1.0	$—	$—
Interest costs	4.6	4.8	.2	.2
Expected return on plan assets	(7.6)	(7.6)	—	—
Amortization of net actuarial loss (gain)	2.3	2.3	(.6)	(.6)
Net periodic cost (benefit)	$.7	$.5	$(.4)	$(.4)
The Company expects to contribute approximately $7.4 million to its pension plan trusts during fiscal 2017. The Company made a $0.3 million contribution during the first six months of fiscal 2017.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee compensation based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.7 million and $1.6 million for the second quarter and the first six months of 2017 and $0.8 million and $1.4 million for the second quarter and the first six months of 2016, respectively.
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
Note L – Business Segment Information
During January 2017, the Company announced that it was evaluating how it expects to make decisions, assess performance and allocate resources prospectively. The Company expected it would maintain two operating segments: one focused on its specialty businesses and one focused on the Company’s more mature businesses. During the second quarter of fiscal 2017, the Company finalized its plan establishing two operating segments: one focused on its specialty businesses (Specialty Solutions) and one focused on the Company’s more mature businesses (Performance Materials). Product lines were realigned within these segments because they share similar end market characteristics and executional strategies.
The Company’s two operating segments were determined based on products and services provided as defined under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting. Accounting policies of the segments are the same as the Company’s accounting policies. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately based on certain differences in their operations, technology, and marketing strategies.
As part of the segment re-alignment, the Company applied the provisions of ASC 350-20-35-45 and allocated goodwill between two reporting units based on their relative fair value. The Company performed a goodwill impairment assessment before and after the re-alignment and determined that no impairment was indicated as a result of these assessments.
Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs, asset write-offs, and other items. Segment operating profit excludes unallocated corporate headquarters expenses, provisions for corporate headquarters, corporate restructuring and severance, interest expense, and income taxes. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions (including salaries, rent, travel, and entertainment expenses), depreciation, utility costs, outside services, and other costs. Notwithstanding of the Company's segment change addressed above, additional information regarding the Company's segments is included in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2016. Prior year segment results have been modified to conform to the revised segment presentation.
The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated (loss) income from continuing operations before income taxes:

	Three Months Ended May 31,		Six Months Ended May 31,
(Dollars in Millions)	2017	2016	2017	2016
Net sales
Specialty Solutions	$121.5	$106.2	$215.2	$195.8
Performance Materials	99.8	95.8	180.7	181.5
Total net sales	$221.3	$202.0	$395.9	$377.3
Segment operating profit
Specialty Solutions	$18.0	$19.4	$27.8	$30.7
Performance Materials	(8.0)	5.2	(3.6)	4.3
Total segment operating profit	10.0	24.6	24.2	35.0
Interest expense	(5.3)	(5.7)	(10.5)	(11.5)
Corporate expense	(8.6)	(8.6)	(15.6)	(14.3)
Operational improvement costs	—	.1	—	.4
Income (loss) before income taxes	$(3.9)	$10.4	$(1.9)	$9.6

Note M - Acquisitions
On March 13, 2017, the Company acquired the assets of Creole Chemicals, Inc., a producer of specialty oilfield additives based in Houston, Texas. This acquisition will allow the Company to accelerate growth, round out its existing offerings and broaden its solutions portfolio in the oil and gas product line. Assets acquired included inventory and intellectual property. The Company paid $2.5 million cash, exclusive of contingent consideration that will be based on future profitability of acquired product sales over a two year period. The acquisition date fair value of the contingent consideration was $0.7 million.

Note N - Assets Held for Sale

The Company classifies assets and liabilities as held for sale when management, having the authority to approve the action, commits to a plan to sell a group of assets, the sale is probable within one year, and the asset group is available for immediate sale in its present condition. Management also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale, the price is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company also tests assets for impairment when a triggering event occurs or conditions exist. An impairment charge is recognized when the carrying value of the disposal group exceeds the estimated fair value, less transaction costs. Further, the Company will cease to recognize depreciation for assets once classified as held for sale and assets are aggregated on the balance sheet for the period in which the disposal group is held for sale. For comparative presentation, assets and liabilities related to the disposal group will also be aggregated on the balance sheet for the prior period.

In late May 2017, Management approved a plan for the Company to sell its China coated fabrics manufacturing operations. As a result, the Company determined that the disposal group was impaired and recognized an impairment charge of $12.9 million, which is included in the results of the Performance Materials segment. Included in the impairment charge is the recognition of deferred foreign currency translation gains of $6.1 million, which was previously recorded in accumulated other comprehensive income ("AOCI"). Management believes the expected sale price approximates fair value for this disposal group.

The Company will continue to manufacture and sell coated fabric products in the Asian region. Management considered other qualitative and quantitative factors and concluded this did not represent a strategic shift in business.

Assets and liabilities classified as held for sale are comprised of the following:

(Dollars in Millions)	May 31, 2017	November 30, 2016
Cash	$4.8	$6.0
Accounts receivable, net	9.5	12.3
Other current assets	1.0	1.3
Inventories, net	2.3	3.0
Total current assets	17.6	22.6

Other non-current assets	3.6	3.1
Reserve for impairment	(11.5)	—
Total assets	$9.7	$25.7

Accounts payable	$2.9	$4.5
Other payables	.5	.7
Total current liabilities	$3.4	$5.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During January 2017, the Company announced that it was evaluating how it expects to make decisions, assess performance and allocate resources prospectively. The Company expected it would maintain two operating segments: one focused on its specialty businesses and one focused on the Company’s more mature businesses. During the second quarter of fiscal 2017, the Company finalized its plan establishing two operating segments: one focused on its specialty businesses (Specialty Solutions) and one focused on the Company’s more mature businesses (Performance Materials). Product lines were realigned within these segments because they share similar end market characteristics and executional strategies. Prior year segment results have been modified to conform to the revised segment presentation.
Specialty Solutions – The Specialty Solutions segment develops, designs, produces, and markets a broad line of specialty polymers for use in coatings, adhesives, sealants, elastomers, laminates, films, nonwovens and oil & gas products. These products are used in numerous applications, including architectural and industrial coatings; nonwovens used in hygiene products, filtration and construction; drilling additives for oil and gas exploration and production; elastomeric modification of plastic casings and hoses used in household and industrial products and automobiles; tapes and adhesives; sports surfaces; textile finishes; commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; furnishings; manufactured housing; health care patient; and common area furniture; and a variety of industrial films applications. The segment's products provide performance enhancing properties to enhance the Company’s customers’ products, including stain, rust and aging resistance; surface modification; gloss; softness or hardness; dimensional stability; high heat and pressure tolerance; and binding and barrier (e.g. moisture, oil) properties.
The Specialty Solutions segment consists of specialty coatings & ingredients, oil & gas, and laminates and films. The specialty coatings & ingredients product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, and scrub pads), construction, adhesives, sealants, tape, floor care, textiles, graphic arts, and various other specialty applications. Oil & gas applications include drilling fluid additives, which provide fluid loss control and sealing to enhance welborne intergrity, as well as cement additives for gas migration and fluid loss. The laminates and performance films product line applications include kitchen and bath cabinets, wall surfacing, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, commercial appliances, and a variety of industrial film applications.
Performance Materials – The Performance Materials segment serves mature markets with a broad range of emulsion polymers based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, high styrene pigments, polyvinyl acetate, acrylic, styrene acrylic, calcium stearate, glyoxal, and bio-based chemistries. Performance Materials' custom-formulated products are tailored latexes, resins, binders, specialty rubbers, antioxidants, hollow plastic pigment, coated fabrics, and rubber reinforcing which are used in tire cord, polymer stabilization, industrial rubbers, carpet, paper, and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, ultraviolet resistance, improved processibility, and enhanced appearance.
The Performance Materials segment encompasses performance additives, paper, carpet, and coated fabrics. This segment encompasses products that have applications in the paper, paperboard, carpet, polymer stabilization, industrial rubbers, and tire cord industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet the stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in automotive tires. The coated fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, automotive soft tops, and automotive after-market applications.
The Company primarily sells its products directly to manufacturers, and has manufacturing facilities in the United States, France, China, and Thailand. For additional information about the Company's business (other than the description of the Company's reporting segment), please refer to Item 1. Business of the Company’s 2016 Annual Report on Form 10-K.
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
The Company’s chief operating decision maker ("CODM"), its CEO, evaluates performance and allocates resources by operating segment. Segment information has been prepared in accordance with authoritative guidance promulgated by the Financial Accounting Standards Board (“FASB”). The Company’s two operating segments were determined based on the products and services provided. Accounting policies of the segments are the same as those described in Note A of the Company’s Unaudited Interim Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, please refer to the Business Segment Information footnote of the Company’s Unaudited Interim Consolidated Financial Statements.
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
OMNOVA had sales price index contracts related to approximately 32.0% of its sales in the first six months of 2017. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e., styrene and butadiene). The contract mechanisms, however, generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.
The remainder of OMNOVA's sales are not indexed. OMNOVA periodically negotiates with each customer regarding pricing changes based on the raw material components and the value-added and performance attributes of OMNOVA’s product. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 30 to 60 day period and to improve gross margins during periods when raw material prices decrease. OMNOVA’s pricing objective, which may or may not be met, is to recover raw material price increases within a 90 day period.
Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2014 through 2016 and estimated purchases for 2017 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2017 (estimated)	126	$0.47 - $0.72
2016	144	$0.39 - $0.54
2015	166	$0.41 - $0.68
2014	177	$0.69 - $0.84

Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2014 through 2016 and estimated purchases for 2017 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2017 (estimated)	107	$0.39 - $1.42
2016	111	$0.24 - $0.71
2015	132	$0.29 - $0.65
2014	142	$0.55 - $0.82

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

Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales and pricing; gross profit; selling, general, and administrative expenses; adjusted operating profit; adjusted net income; consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”); Adjusted EBITDA; EBITDA calculated in accordance with the Company’s $347.4 million Term Loan Credit Agreement; working capital; operating cash flows; capital expenditures; cash interest expense; adjusted earnings per share; and applicable ratios, such as inventory turnover; working capital turnover; return on sales and assets; and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly, and annual intervals and compared with historical periods.

Results of Operations for the Three months ended May 31, 2017 Compared to the Three months ended May 31, 2016

The Company's net sales in the second quarter of 2017 were $221.3 million compared to $202.0 million in the second quarter of 2016. Specialty Solutions sales increased $15.3 million, or 14.4%, and Performance Materials sales increased $4.0 million, or 4.2%. The pricing increases of $22.9 million, or 11.3%, offset sales volumes that were lower by $6.0 million, or 3.0%. Improved volumes in Specialty Solutions were offset by lower volumes primarily related to continued poor market conditions in the China coated fabrics, paper and carpet markets. The pricing increases were driven by index pricing tied to higher costs for certain raw materials, and the Company's pricing initiative on non-indexed sales. Favorable currency translation effects were $2.4 million, or 1.2%.

Gross profit in the second quarter of 2017 was $53.2 million with a gross profit margin of 24.5%, compared to gross profit of $58.4 million and a gross profit margin of 28.9% in the second quarter of 2016. The declines from the comparable quarter last year resulted from Specialty Solutions' volume growth, cost reduction initiatives and pricing increases, offset by raw material cost increases and volume declines in Performance Materials.

Selling, general and administrative expense in the second quarter of 2017 was $30.1 million, compared to $33.4 million in the second quarter of 2016. The $3.3 million, or 9.9%, decrease reflects the favorable impact from cost reduction initiatives.

Interest expense in the second quarter of 2017 was $5.3 million, compared to $5.7 million in the second quarter of 2016. The decrease of $0.4 million, or 7.0%, was attributed to the favorable debt refinancing actions performed during the third quarter of 2016, which were partially offset by slightly higher average debt levels.

Income tax expense was $2.4 million in the second quarter of 2017, compared to income tax expense of $3.2 million in the second quarter of 2016. The Company's effective tax rate of 61.5% for the second quarter of 2017 was higher than the U.S. federal statutory rate primarily due to a foreign impairment for which no tax benefit was allowed. The Company’s effective tax rate of 30.8% for the second quarter of 2016 was lower than the Company’s U.S. federal statutory rate primarily due to other lower tax jurisdictions outside the U.S.

Net loss for the second quarter of 2017 was $6.3 million, or $0.14 per diluted share, compared to net income of $7.2 million, or $0.16 per diluted share, during the same quarter in the prior year.

Segment Discussion

The following Segment Discussion presents information used by the Company in assessing the results of operations by business segment. The Company believes that this presentation is useful for providing the investor with an understanding of the Company’s business and operating performance because these measures are used by the CODM in evaluating performance and allocating resources.

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income before income taxes:

	Three Months Ended May 31,
(Dollars in millions)	2017	2016
Net Sales
Specialty Solutions	$121.5	$106.2
Performance Materials	99.8	95.8
Consolidated Net Sales	$221.3	$202.0

Segment Operating Profit:
Specialty Solutions	$18.0	$19.4
Performance Materials	(8.0)	5.2
Interest expense	(5.3)	(5.7)
Corporate expense	(8.6)	(8.6)
Consolidated Income (Loss) Before Income Taxes	$(3.9)	$10.4

Specialty Solutions

Specialty Solutions' net sales increased $15.3 million, or 14.4%, to $121.5 million in the second quarter of 2017 from $106.2 million in the second quarter of 2016. Volumes increased by $6.7 million, pricing was favorable by $7.5 million and foreign currency translation was favorable by $1.2 million.

Segment operating profit was $18.0 million for the second quarter of 2017 compared to $19.4 million for the second quarter of 2016. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2017 included severance costs of $0.3 million and favorable adjustments of $0.2 million related to operational and other improvement initiatives. Those items for the second quarter of 2016 included favorable adjustments of $0.2 million related to operational and other improvement initiatives. Favorable volume, increased pricing, and lower SG&A spending almost offset increased raw material costs.
Performance Materials
Performance Materials net sales increased $4.0 million, or 4.2%, to $99.8 million during the second quarter of 2017, compared to $95.8 million during the second quarter of 2016. Customer pricing increased $15.4 million from the prior year, driven by higher raw material costs. However, this was partially offset by volume declines of $12.7 million as the growth outside China was not enough to offset declines in paper, carpet and China coated fabrics. Foreign currency translation had a favorable impact of $1.2 million.

The Performance Materials' segment recognized an operating loss of $8.0 million in the second quarter of 2017 compared to operating profit of $5.2 million in the second quarter of 2016. Included in the operating loss for 2017 is a non-cash impairment charge of $12.9 million to write-down the China coated fabrics business to fair value based on expected sales price. This business was classified as held for sale during the second quarter of 2017 as it met the requirements of Accounting Standards Codification ("ASC") 350. The segment operating loss includes items that management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2017 include favorable environmental reserve adjustments of $2.6 million, facility closure costs of approximately $0.3 million and severance costs of $1.2 million. Those items for the second quarter of 2016 include $1.0 million of restructuring and severance expense, facility closure costs and accelerated depreciation expense of $1.3 million, partially offset by favorable adjustments of $0.9 million related to operational and other improvement initiatives. During the second quarter of 2017, favorable pricing and lower SG&A spending were offset by raw material cost increases and the impact from lower volume.

Corporate

Corporate expenses were $8.6 million in the second quarter of 2017, compared to $8.6 million in the second quarter of 2016. Lower SG&A spending was offset by severance costs associated with the announcement of the "One OMNOVA" corporate support structure at the end of the first quarter 2017.

Results of Operations for the Six Months Ended May 31, 2017 Compared to the Six Months Ended May 31, 2016
The Company's net sales in the first six months of 2017 were $395.9 million, compared to $377.3 million in the first six months of 2016. The Specialty Solutions business segment revenue increased $19.4 million, or 9.9%, and Performance Materials business segment revenue decreased by $0.8 million, or 0.4%. Contributing to the net sales increase in 2017 were improved pricing of $38.0 million and improved volumes in Specialty Solutions of $8.6 million. The improved pricing was primarily due to higher raw material costs and their related impact on pricing index formulas in certain markets. These improvements were partially offset by Performance Materials' lower volumes of $23.8 million, primarily in paper, carpet and China coated fabrics business, and unfavorable currency translation effects of $4.2 million.
Gross profit in the first six months of 2017 was $97.1 million with a gross profit margin of 24.5%, compared to $102.7 million and 27.2% in the first six months of 2016. The decrease in gross profit and margin was due to higher raw material costs , which was partially offset by higher pricing and cost reduction initiatives. Raw material costs increased $38.4 million in the first six months of 2017 compared to the first six months of 2016.
Selling, general, and administrative expense in the first six months of 2017 was $59.3 million, or 15.0% of sales, compared to $61.7 million, or 16.4% of net sales, in the first six months of 2016. The decrease in expense for the first six months of 2017 is primarily due to cost reduction initiatives.
Interest expense was $10.5 million in the first six months of 2017, compared to $11.5 million for the first six months of 2016. The decrease in the current year is due to the favorable debt refinancing actions performed during the third quarter of 2016, which were partially offset by slightly higher average debt levels.
Income tax expense was $0.9 million in the first six months of 2017, compared to income tax expense of $3.5 million in the first six months of 2016. The effective tax rate of 50.0% for the first six months of 2017 was higher than the Company’s U.S. federal statutory rate primarily due to a foreign impairment for which no tax benefit was allowed, offset by $3.4 million of tax benefits related to French legislation changes which occurred in the first quarter of 2017. The Company’s effective tax rate was 36.5% for the first six months of 2016.
Cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $99.0 million of U.S. federal net operating loss carryforwards, and $108.7 million of state and local net operating loss carryforwards. The $108.7 million of state and local net operating loss carryforwards have a realizable deferred tax asset value of $3.8 million. The majority of the federal, state and local net operating loss carryforwards will expire between tax years 2023 and 2034.
The Company generated a net loss of $2.8 million, or $0.06 per diluted share, in the first six months of 2017, compared to net income of $6.1 million, or $0.14 per diluted share, in the first six months of 2016.
Segment Discussion
The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Six Months Ended May 31,
(Dollars in millions)	2017	2016
Net sales
Specialty Solutions	$215.2	$195.8
Performance Materials	180.7	181.5
Net sales	$395.9	$377.3

Segment Operating Profit:
Specialty Solutions	$27.8	$30.7
Performance Materials	(3.6)	4.3
Interest expense	(10.5)	(11.5)
Corporate expense	(15.6)	(14.3)
Operational improvement costs	—	.4
Income (loss) before income taxes	$(1.9)	$9.6
Specialty Solutions
Specialty Solutions net sales increased $19.4 million, or 9.9%, to $215.2 million in the first six months of 2017 from $195.8 million in the first six months of 2016 primarily due to higher volumes of $8.6 million and favorable pricing of $13.0 million, which were partially offset by unfavorable foreign currency translation of $2.2 million.
Segment operating profit was $27.8 million for the first six months of 2017, compared to $30.7 million for the first six months of 2016. Segment operating profit decreased in the first six months of 2017 as a result of higher raw material costs, which were partially offset by improved volumes and pricing. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first six months of 2017 were $0.6 million of restructuring and severance costs and favorable adjustments of $0.3 million related to operational and other improvement items. These items for 2016 included $0.1 million of severance costs, $0.6 million of facility closure costs, and favorable adjustments of $0.7 million related to operational and other improvement items.
Performance Materials
Performance Materials' net sales decreased $0.8 million, or 0.4%, to $180.7 million during the first six months of 2017, compared to $181.5 million during the first six months of 2016. The divestiture of the Company's India operations in February 2016 resulted in a reduction in net sales $3.4 million. Improved customer pricing of $25.0 million driven by higher contract-based index prices, were offset by lower volumes of $23.8 million driven primarily by weakness in paper, carpet and China coated fabrics markets, and unfavorable currency translation effects of $2.0 million.

This segment generated an operating loss of $3.6 million in the first six months of 2017 compared to operating profit of $4.3 million in the first six months of 2016. Included in the operating loss for 2017 is a non-cash impairment charge of $12.9 million to write-down the China coated fabrics business. The decrease in segment operating profit was primarily driven by lower volumes partially offset by cost reductions. The segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first six months of 2017 were $12.2 million and included the impairment charge of $12.9 million, $1.4 million of severance costs related to workforce reductions, $0.4 million of facility closure and other costs, and favorable environmental reserve adjustments of $2.5 million. Those items for the first six months of 2016 were $4.9 million, and included $3.0 million of accelerated depreciation, $2.5 million of severance costs, and $0.6 million of facility closure and other costs, which were partially offset by favorable adjustments of $1.2 million related to operational and other improvement initiatives.
Corporate
Corporate expenses were $15.6 million in the first six months of 2017, compared to $14.3 million, in the first six months of 2016. Lower SG&A spending was offset by severance costs associated with the announcement of the "One OMNOVA" corporate support structure at the end of the first quarter 2017.

Financial Resources

	Six Months Ended May 31,
	2017	2016	Change
Cash provided by operating activities	$8.3	$19.7	$(11.4)
Cash used in investing activities	$(8.6)	$(5.3)	$(3.3)
Cash used in financing activities	$(3.9)	$(1.6)	$(2.3)
(Decrease) increase in cash and cash equivalents	$(3.4)	$15.7	$(19.1)

Cash provided by operating activities was $8.3 million and $19.7 million for the six months ended May 31, 2017 and 2016, respectively. Cash provided by operations decreased in 2017 compared to 2016, primarily due to a larger increase in accounts receivable in 2017 compared to 2016. Working capital days improved in the second quarter of 2017 compared to the second quarter of 2016. Total working capital days decreased from 60.8 days to 50.9 days year-over-year primarily driven by higher sales and an increase in accounts payable days as a result of the Company's focused effort on working capital improvement.

Cash used in investing activities was $8.6 million and $5.3 million in the six months ended May 31, 2017 and 2016, respectively. Cash used in 2017 was primarily for routine ongoing capital expenditures and $2.5 million paid for the acquisition of a business, partially offset by the collection of a $3.8 million note receivable. The Company expects to spend approximately $20.0 to $25.0 million of capital expenditures during 2017. Capital expenditures are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used by financing activities was $3.9 million and $1.6 million in the six months ended May 31, 2017 and 2016, respectively. The first half of 2017 includes debt repayments of $2.1 million and $1.8 million for employee withholding taxes on the Company's share-based compensation programs, primarily related to the Company's CEO transition. The first half of 2016 includes debt repayments of $2.1 million. Total debt was $363.9 million as of May 31, 2017, which includes $347.4 million for the Term Loan and $16.5 million for capital lease obligations, compared to $366.0 million as of November 30, 2016.

The Company’s cash balance of $68.6 million at May 31, 2017 consists of $24.3 million in the U.S., $21.8 million in Asia and $22.5 million in Europe. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its operations and capital requirements for at least the next twelve months.

Debt
Please refer to Note H to the Unaudited Interim Consolidated Financial Statements for a discussion of debt.
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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2017 reflects reserves for environmental remediation of $1.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At May 31, 2017, the Company employed approximately 2,000 employees at offices, plants and other facilities located principally throughout the United States, France, China and Thailand. Approximately 10.0% of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

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

Risks and uncertainties that may adversely affect our business, operations, assets, or other matters affecting the Company and may cause actual results and the value of your investment in OMNOVA to materially differ from expectations include, but are not limited to: (1) the Company's exposure to general economic, business, and industry conditions; (2) the risk of doing business in foreign countries and markets; (3) changes in raw material prices and availability; (4) the highly competitive markets the Company serves; (5) extraordinary events such as natural disasters, political disruptions, terrorist attacks and acts of war; (6) extensive and increasing United States and international governmental regulation, including environmental, health and safety regulations; (7) the Company's failure to protect its intellectual property or defend itself from intellectual property claims; (8) claims and litigation; (9) changes in accounting policies, standards, and interpretations; (10) the actions of activist shareholders; (11) the Company's inability to achieve or achieve in a timely manner the objectives and benefits of cost reduction initiatives; (12) the Company's ability to develop and commercialize new products at competitive prices; (13) the concentration of certain of OMNOVA's businesses and market segments among several large customers; (14) the creditworthiness of the Company's customers; (15) the failure of a joint venture partner to meet its commitments; (16) the Company's ability to identify and complete strategic transactions; (17) the Company’s ability to successfully integrate acquired companies; (18) unanticipated capital expenditures; (19) risks associated with the use, production, storage, and transportation of chemicals; (20) information system failures and breaches in security; (21) continued increases in healthcare costs; (22) the Company's ability to retain or attract key employees; (23) the Company's ability to renew collective bargaining agreements with employees on acceptable terms and the risk of work stoppages; (24) the Company's contribution obligations under its U.S. pension plan; (25) the Company's reliance on foreign financial institutions to hold some of its funds; (26) the effect of goodwill impairment charges; (27) the volatility in the market price of the Company’s common shares; (28) the Company's substantial debt position; (29) the decision to incur additional debt; (30) the operational and financial restrictions contained in the Company's indenture; (31) a default under the Company's term loan or revolving credit facility; (32) the Company's ability to generate sufficient cash to service its outstanding debt; and (32) the Company's ability to generate sufficient cash to service its outstanding debt; and (33) the Company's subsidiaries ability to provide cash in order to pay debt.

We provide greater detail regarding these risks and uncertainties in our 2016 Form 10-K and subsequent filings, which are available online at www.omnova.com and www.sec.gov.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note I to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at variable rates. Borrowings under the Term Loan, and the Facility were $347.4 million as of May 31, 2017. There were no non-U.S. borrowings with banks as of May 31, 2017. The weighted average effective interest rate of the Company’s outstanding debt was 5.22% as of May 31, 2017. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $3.5 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $24.1 million as of May 31, 2017, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2017 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table summarizes the Company’s activity related to its common shares for the three months ended May 31, 2017.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
March 1-31	19,430	$8.24	—	—
April 1-30	3,127	$9.10	—	—
May 1-31	2,396	$8.32	—	—
Total	24,953	$8.36	—

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
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2017, filed with the SEC on June 28, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended May 31, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the three months ended May 31, 2017 and 2016; (iii) the Consolidated Statements of Financial Position at May 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the three months ended May 31, 2017 and 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	June 28, 2017	By	/s/ Anne P. Noonan
Anne P. Noonan President and Chief Executive Officer (Principal Executive Officer)

Date:	June 28, 2017	By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	June 28, 2017	By	/s/ Donald B. McMillan
Donald B. McMillan Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2017, filed with the SEC on June 28, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended May 31, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the three months ended May 31, 2017 and 2016; (iii) the Consolidated Statements of Financial Position at May 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the three months ended May 31, 2017 and 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.