Form 10-Q
period 2017-08-31
OMNOVA SOLUTIONS INC
filed 2017-09-28
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended August 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES  ☐    NO  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
At August 31, 2017, there were 44,867,178 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Dollars In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Net sales	$200.9	$195.6	$596.8	$572.9
Cost of goods sold (exclusive of depreciation)	143.1	143.5	441.9	418.1
Gross profit	57.8	52.1	154.9	154.8

Other costs and expenses:
Selling, general and administrative	28.9	29.3	88.2	91.0
Depreciation and amortization	7.1	6.8	20.7	23.5
Asset impairments	.4	—	13.3	.4
Loss on asset sales	—	—	—	.1
Restructuring and severance	.4	1.3	5.1	4.9
Interest expense	5.5	5.9	16.0	17.4
Debt issuance costs write-off	—	1.7	—	1.7
Acquisition and integration related expense	.2	.4	.2	.4
Other income (loss), net	1.3	.1	(.7)	(.8)
Total other costs and expenses	43.8	45.5	142.8	138.6

Income before income taxes	14.0	6.6	12.1	16.2
Income tax expense	6.1	1.9	7.0	5.4

Net income	$7.9	$4.7	$5.1	$10.8

Income per share - basic	$.18	$.11	$.12	$.25
Income per share - diluted	$.18	$.10	$.11	$.24

Weighted average shares outstanding - basic	44.4	44.1	44.3	44.0
Weighted average shares outstanding - diluted	44.7	44.7	44.7	44.4
See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Millions)
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Net income	$7.9	$4.7	$5.1	$10.8

Components of other comprehensive income (loss):
Foreign currency translations:
Realized net change during the period	(6.3)	—	(6.3)	5.9
Unrealized net change during the period	5.3	(1.2)	10.2	(1.5)
Unrealized net change on intercompany foreign debt during the period	3.1	.1	4.9	3.6
Tax effect	(1.1)	—	(2.3)	(1.3)
Foreign currency translations, net of tax	1.0	(1.1)	6.5	6.7

Defined benefit plans:
Actuarial net gain (loss):
Net loss arising in the period	(.2)	—	(.2)	—
Amortization of net loss included in net periodic pension expense	.8	.9	2.7	2.6
Settlement loss	.4	—	.4	—
Tax effect	(.3)	(.3)	(1.1)	(.9)
Defined benefit plans, net of tax	.7	.6	1.8	1.7
Other comprehensive income (loss), net of tax	1.7	(.5)	8.3	8.4
Comprehensive income	$9.6	$4.2	$13.4	$19.2

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Financial Position
(Dollars in Millions, Except Share Amounts)

	August 31, 2017	November 30, 2016
	(Unaudited)	(Audited)
ASSETS:
Current Assets
Cash and cash equivalents	$74.6	$72.0
Accounts receivable, net	105.8	87.2
Inventories, net	77.2	74.0
Prepaid expenses and other	16.2	18.1
Assets held for sale - current	—	25.7
Total Current Assets	273.8	277.0

Property, plant and equipment, net	206.7	202.7
Trademarks and other intangible assets, net	56.9	56.7
Goodwill	85.9	80.2
Deferred income taxes	62.5	66.7
Other assets	5.1	4.0
Total Assets	$690.9	$687.3

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$4.2	$4.2
Accounts payable	77.8	68.7
Accrued payroll and personal property taxes	24.2	23.4
Employee benefit obligations	3.0	4.5
Accrued interest	.1	—
Other current liabilities	5.8	7.4
Liabilities held for sale - current	—	5.2
Total Current Liabilities	115.1	113.4

Long-term debt	350.3	352.5
Postretirement benefits other than pensions	6.0	6.3
Pension liabilities	74.9	82.3
Deferred income taxes	11.4	11.4
Other liabilities	7.2	11.6
Total Liabilities	564.9	577.5

Shareholders’ Equity
Preferred stock - $1 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued, 44.8 million and 45.1 million outstanding as of August 31, 2017 and November 30, 2016, respectively	4.8	4.8
Additional contributed capital	343.0	341.0
Retained deficit	(66.3)	(74.4)
Treasury stock at cost; 3.4 million and 3.2 million shares at August 31, 2017 and November 30, 2016, respectively	(25.4)	(23.2)
Accumulated other comprehensive loss	(130.1)	(138.4)
Total Shareholders’ Equity	126.0	109.8
Total Liabilities and Shareholders’ Equity	$690.9	$687.3

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended August 31,
	2017	2016
Operating Activities:
Net income	$5.1	$10.8
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of long-lived assets	12.9	.4
Depreciation and amortization	20.7	23.5
Amortization of deferred financing fees	1.1	3.1
Non-cash stock compensation expense	1.6	1.8
Provision for obsolete inventories	.3	—
Other	(.4)	(.7)
Changes in operating assets and liabilities:
Accounts receivable	(18.7)	.6
Inventories	(1.0)	2.4
Other current assets	9.8	(1.8)
Current liabilities	(.9)	11.0
Other non-current assets	7.3	(7.1)
Other non-current liabilities	(2.3)	3.2
Contributions to defined benefit plan	(7.3)	(6.2)
Net cash provided by operating activities	28.2	41.0

Investing Activities:
Capital expenditures	(17.0)	(16.5)
Proceeds from notes receivable	3.8	—
Acquisition and disposals of businesses	(7.3)	5.3
Other	—	.1
Net cash used in investing activities	(20.5)	(11.1)

Financing Activities:
Proceeds from borrowings	—	346.5
Repayment of debt obligations	(3.3)	(190.0)
Payments for debt refinancing	—	(4.2)
Restricted cash	—	(155.9)
Withholding taxes on share-based compensation	(2.2)	(.5)
Net cash used in financing activities	(5.5)	(4.1)
Effect of exchange rate changes on cash and cash equivalents	.4	(.4)
Net Increase In Cash And Cash Equivalents	2.6	25.4

Cash and cash equivalents at beginning of period	72.0	44.9
Cash And Cash Equivalents At End of Period	$74.6	$70.3

Supplemental Cash Flows Information
Cash paid for:
Interest	$14.3	$12.3
Income taxes	$3.0	$3.2

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2017
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
The financial statements as of August 31, 2017 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
Description of Business – The Company is an innovator of emulsion polymers, specialty chemicals and engineered surfaces for a variety of commercial, industrial and residential end uses. The Company's products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. The Company holds leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. The Company utilizes strategically-located manufacturing, technical and other facilities in North America, Europe, China, and Thailand to service the broad customer base. The Company has two operating segments: Specialty Solutions, which is focused on the Company's higher growth specialty businesses, and Performance Materials, which is focused on the Company’s more mature businesses.
Specialty Solutions – The Specialty Solutions segment develops, designs, produces, and markets a broad line of specialty polymers for use in coatings, adhesives, sealants, elastomers, laminates, films, nonwovens, and oil & gas products. These products are used in numerous applications, including architectural and industrial coatings; nonwovens used in hygiene products, filtration and construction; drilling additives for oil and gas exploration and production; elastomeric modification of plastic casings and hoses used in household and industrial products and automobiles; tapes and adhesives; sports surfaces; textile finishes; commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; furnishings; manufactured housing; health care patient; and common area furniture; and a variety of industrial films applications. The segment's products provide performance enhancing properties to enhance the Company’s customers’ products, including stain, rust and aging resistance; surface modification; gloss; softness or hardness; dimensional stability; high heat and pressure tolerance; and binding and barrier (e.g. moisture, oil) properties.

The Specialty Solutions segment consists of specialty coatings & ingredients, oil & gas, and laminates and films. The specialty coatings & ingredients product line encompasses products that have applications for specialty coatings, nonwovens (such as disposable hygiene products, engine filters, roofing mat, and scrub pads), construction, adhesives, sealants, tape, floor care, textiles, graphic arts, and various other specialty applications. Oil & gas applications include drilling fluid additives, which provide fluid loss control and sealing to enhance welborne integrity, as well as cement additives for gas migration and fluid loss. The laminates and performance films product line applications include kitchen and bath cabinets, wall surfacing, manufactured housing and recreational vehicle interiors, flooring, commercial and residential furniture, retail display fixtures, home furnishings, commercial appliances, and a variety of industrial film applications.
Performance Materials – The Performance Materials segment serves mature markets with a broad range of emulsion polymers based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, high styrene pigments, polyvinyl acetate, acrylic, styrene acrylic, calcium stearate, glyoxal, and bio-based chemistries. Performance Materials' custom-formulated products are tailored latexes, resins, binders, antioxidants, hollow plastic pigment, coated fabrics, and rubber reinforcing which are used in tire cord, polymer stabilization, industrial rubbers, carpet, paper, and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, ultraviolet resistance, improved processibility, and enhanced appearance.
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
Reclassifications and immaterial error correction - Certain amounts in the prior years have been reclassified to conform to current year presentation. During the quarter ended August 31, 2017, we identified and corrected an immaterial presentation error in the Consolidated Statement of Comprehensive Income and related Note F - Comprehensive Income (Loss) footnote disclosure for the nine months ended August 31, 2016.  The Company previously presented a $5.9 million favorable realized net change during the period in foreign currency translation in the aggregate with unfavorable unrealized net change during the period in foreign currency translation within a single caption within the Statement of Comprehensive income titled Unrealized net change during the period.  In order to correct this prior period presentation error, the Company has presented $5.9 million in the nine month period within a new caption within the Statement of Comprehensive Income titled Realized net change during the period and has corrected the amount presented under the caption Unrealized net change during the period, which now totals to a $1.5 million unfavorable net change.  The total of foreign currency translation, net of tax, was not impacted and no other line items within any of the other consolidated financial statements and footnotes were impacted.
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
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. During the three and nine-month periods ending August 31, 2017, there was one customer that represented approximately 10% of the Company’s net sales and there was no single customer who represented more than 10% of the Company’s net trade receivables at August 31, 2017.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $350.0 million Term Loan B (balance of $346.5 million at August 31, 2017) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.00%, which eliminates the variability in interest rate changes on Eurodollar loans as long as LIBOR remains under 1.00%. As of August 31, 2017, LIBOR was slightly above 1.00%, which had a slight impact on the Company's interest expense.
Foreign Currency Rate Risk
The Company incurs foreign currency rate risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Great Britain Pound Sterling, Renminbi, Singapore Dollar, and Thai Baht.

Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries and U.S. Dollar cash holdings in foreign locations. These forward contracts are used on a continuing basis for periods of approximately thirty days, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased or sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Net gains on foreign currency contracts that were recorded in the Consolidated Statements of Operations, as a component of other income, for the nine-month period ending August 31, 2017 were $1.0 million. Net gains (losses) on foreign currency contracts for the three and nine month periods ending August 31, 2016 were not material.

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
Level 2 inputs—Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3 inputs—Unobservable inputs that are not corroborated by market data.

The fair value of derivative financial instruments recognized in the Consolidated Statements of Financial Position are as follows:

(Dollars in Millions)	Notional Amount	Other Current Assets	Other Current Liabilities
Derivatives - August 31, 2017
Currency forward contracts	$16.5	$.2	$—
Total	$16.5	$.2	$—

Derivatives - November 30, 2016
Currency forward contracts	$7.6	$—	$—
Total	$7.6	$—	$—
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of August 31, 2017 and November 30, 2016:

(Dollars in Millions)	Fair Value	Level 1	Level 2	Level 3
Fair value measurements - August 31, 2017:
Financial assets
Foreign currency exchange contracts	$.2	$.2	$—	$—
Total assets	$.2	$.2	$—	$—

Financial liabilities
Contingent consideration	$.7	$—	$—	$.7
Total liabilities	$.7	$—	$—	$.7

Fair value measurements - November 30, 2016:
Financial assets
Total assets	$—	$—	$—	$—

Financial liabilities
Total liabilities	$—	$—	$—	$—
In connection with the Creole acquisition, the Company recorded a contingent consideration liability with a fair value of $0.7 million as of August 31, 2017. Under the contingent consideration agreement, the amounts to be paid are based upon actual financial results of the acquired product sales over a two-year period. The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis. There were no transfers into or out of Level 3 during the first nine months of 2017 or 2016.

The fair value of the Company’s Term Loan at August 31, 2017 approximated $349.1 million, which is more than its book value of $346.5 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Term Loan is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.
Note C - Restructuring and Severance
The following table is a summary of severance and facility closure costs for the three and nine months ended August 31, 2017 and 2016, respectively:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in Millions)	2017	2016	2017	2016
Severance Expense:
Specialty Solutions	$—	$.1	$.6	$.2
Performance Materials	.3	.3	1.7	2.8
Corporate	—	—	2.6	.1
Total Severance	$.3	$.4	$4.9	$3.1
Facility Closure Costs:
Specialty Solutions	$—	$.3	$—	$.1
Performance Materials	.1	.6	.2	1.7
Total Facility Closure Costs	$.1	$.9	$.2	$1.8
Total Severance and Facility Closure Costs	$.4	$1.3	$5.1	$4.9

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
The following table summarizes the Company's liabilities related to restructuring and severance activities:

	November 30, 2016	2017		August 31, 2017
(Dollars in millions)		Provision	Payments
Total	$4.2	$5.1	$7.5	$1.8

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

Note D – Income Taxes
The Company recorded income tax expense of $6.1 million and $1.9 million for the three months ended August 31, 2017 and 2016, respectively, and income tax expense of $7.0 million and $5.4 million for the nine months ended August 31, 2017 and 2016, respectively. The increase in tax expense for the third quarter of 2017, compared to the third quarter of 2016, primarily relates to increased pre-tax earnings of approximately $7.4 million. The Company's effective tax rate of 43.6% for the three months ended August 31, 2017 was higher than the U.S. federal statutory rate primarily due to losses in jurisdictions in which no tax benefit was recognized. The effective tax rate of 57.9% for the first nine months of 2017 was higher than the

Company’s U.S. federal statutory rate primarily due to a foreign impairment recorded in the second quarter of 2017 for which no tax benefit was recognized.
The total unrecognized tax benefits were $0.3 million as of August 31, 2017 and November 30, 2016. Of the total unrecognized tax benefits at August 31, 2017, $0.1 million would, if recognized, impact the Company's effective tax rate. There were minimal interest and penalties recognized in the Statement of Financial Position at August 31, 2017 and November 30, 2016.
Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. The Company recognized minimal income tax expense related to interest and penalties as of August 31, 2017 and November 30, 2016.
The Company had approximately $98.9 million and $92.0 million of U.S. federal net operating loss carryforwards ("NOLCs") as of August 31, 2017 and November 30, 2016, respectively. The increase in the U.S. federal NOLCs is due to the recognition of windfall tax benefits as required under ASU 2016-09 which was adopted effective December 1, 2016. The Company also had $108.7 million of state and local NOLCs, $0.1 million of foreign tax credit carryforwards and $0.7 million of AMT credit carryforwards. The $108.7 million of state and local NOLCs have a realizable deferred tax asset value of $3.8 million. During the year ended November 30, 2016, the Company utilized approximately $15.6 million of federal NOLCs. During the three months ended August 31, 2017, the Company incurred an $8.6 million U.S. federal capital loss as result of a stock sale of a foreign subsidiary. Presently, the Company does not anticipate utilizing the capital loss prior to its expiration and an offsetting valuation allowance was recorded. The majority of the federal, state and local NOLCs expire in tax years 2023 through 2034, while the foreign tax credit carryforwards expire between tax years 2017 and 2022, and the capital loss will expire in tax year 2022. As of August 31, 2017, the Company had approximately $48.0 million of foreign NOLCs, of which $42.9 million have an indefinite carryforward period. Of the $42.9 million foreign NOLCs which have an indefinite carryforward period, $34.1 million have a valuation allowance provided against them, as the Company presently does not anticipate utilizing these carryforwards.
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

The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
Numerator
Net income	$7.9	$4.7	$5.1	$10.8

Denominator (shares in millions)
Denominator for basic earnings per share - weighted average shares outstanding	44.4	44.1	44.3	44.0
Effect of dilutive securities	.3	.6	.4	.4
Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	44.7	44.7	44.7	44.4

Income Per Share - Basic	$.18	$.11	$.12	$.25
Income Per Share - Diluted	$.18	$.10	$.11	$.24
Anti-dilutive share equivalents related to share-based incentive compensation were immaterial and are excluded from the computation of dilutive weighted-average shares.
Note F – Comprehensive Income (Loss)
The following tables reflect the changes in the components of accumulated other comprehensive loss (net of tax) for the three and nine months ended August 31, 2017 and 2016, respectively:

Three months ended August 31, 2017 and 2016	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance May 31, 2017	$(24.0)	$(107.8)	$(131.8)
Other comprehensive income (loss) before reclassifications	7.3	(.2)	7.1
Amounts reclassified to earnings (a)	(6.3)	.9	(5.4)
Balance August 31, 2017	$(23.0)	$(107.1)	$(130.1)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance May 31, 2016	$(22.4)	$(104.6)	$(127.0)
Other comprehensive income (loss) before reclassifications	(1.1)	—	(1.1)
Amounts reclassified to earnings	—	.6	.6
Balance August 31, 2016	$(23.5)	$(104.0)	$(127.5)

Nine months ended August 31, 2017 and 2016	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - November 30, 2016	$(29.5)	$(108.9)	$(138.4)
Other comprehensive income (loss) before reclassifications	12.8	(.2)	12.6
Amounts reclassified to earnings (a)	(6.3)	2.0	(4.3)
Balance August 31, 2017	$(23.0)	$(107.1)	$(130.1)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - November 30, 2015	$(30.2)	$(105.7)	$(135.9)
Other comprehensive income (loss) before reclassifications	12.8	(.2)	12.6
Amounts reclassified to earnings	(6.1)	1.9	(4.2)
Balance August 31, 2016	$(23.5)	$(104.0)	$(127.5)
Amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit plans were included in net periodic benefit expense.
(a) Amounts reclassified to earnings for Defined Benefit Plans includes $0.4 million of settlement expense which occurred during the third quarter of 2017.
Note G – Inventories
Inventories are stated at the lower of cost or market value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $44.5 million, or 45.6%, and $46.4 million, or 49.7%, of inventories at August 31, 2017 and November 30, 2016, respectively. The remaining portion of inventories (which are primarily located outside of the U.S.) are valued using costing methods that approximate the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

(Dollars in Millions)	August 31, 2017	November 30, 2016
Raw materials and supplies	$31.6	$30.6
Work-in-process	6.1	4.7
Finished goods	59.9	58.2
Inventories, gross	97.6	93.5
LIFO reserve	(13.3)	(12.9)
Obsolescence reserve	(7.1)	(6.6)
Inventories, net	$77.2	$74.0
Note H – Debt and Credit Lines
Debt obligations due within the next twelve months consist of the following:

(Dollars in Millions)	August 31, 2017	November 30, 2016
$350 million Term Loan B – current portion (interest at 5.48% and 5.25%, respectively)	$3.5	$3.5
Capital lease obligations	.7	.7
Total	$4.2	$4.2
The Company maintains borrowing facilities at certain of its foreign subsidiaries, which consist of working capital credit lines and facilities for the issuance of letters of credit. Total borrowing capacity for foreign working capital credit lines and letters of credit facilities were $6.9 million at August 31, 2017 all of which was available for utilization and $6.6 million at November 30, 2016 of which $6.5 million was available for utilization. These letters of credit support commitments made in the ordinary course of business.
The Company’s long-term debt consists of the following:

(Dollars in millions)	August 31, 2017	November 30, 2016
$350 million Term Loan B (interest at 5.48% and 5.25%, respectively)	$346.5	$349.2
Capital lease obligations	16.4	16.8
Total Long-Term Debt	362.9	366.0
Less: current portion	(4.2)	(4.2)
Unamortized original issue discount	(2.9)	(3.4)
Debt issuance costs	(5.5)	(5.9)
Total Long-Term Debt, net of current portion and deferred financing fees	$350.3	$352.5
The Company's U.S. debt facilities include a $350 million Term Loan B ("Term Loan B") and a Senior Revolving Credit Facility (“Facility”). The Term Loan B was issued at a discount of $3.5 million which is reflected as unamortized original issue discount.
The weighted-average interest rate on the Company’s debt was 5.38% and 5.80% during the third quarters of 2017 and 2016, respectively.
For a detailed discussion of the Company's long-term debt agreements, refer to the Debt footnote in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2016.
Term Loan
The Company's $350 million Term Loan B matures on August 26, 2023. The Term Loan B is primarily secured by all real property, plant, and equipment of the Company's U.S. facilities and fully and unconditionally and jointly and severally guaranteed by the material U.S. subsidiaries of the Company. The Term Loan B contains affirmative and negative covenants, including limitations on additional debt, certain investments, and acquisitions outside of the Company’s line of business. The Term Loan B requires the Company to maintain a total net leverage ratio of less than 5.0 to 1.0. The Company is in compliance with this covenant with a total net leverage ratio of 3.4 to 1.0 at August 31, 2017.
Senior Revolving Credit Facility

The Company also maintains a Senior Revolving Credit Facility (the "Facility") which matures on August 26, 2021. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan B, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1.0 as defined in the agreement. The Company was in compliance with this requirement as the average excess availability did not fall below $25 million during the third quarter of 2017.
At August 31, 2017, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $72.6 million.
Capital Lease Obligations

At August 31, 2017, the Company had assets under capital leases totaling $16.4 million, which are included in property, plant, and equipment in the accompanying Statements of Financial Position.

The following is a schedule by year of future minimum lease payments under the Company's capital lease together with the present value of the net future minimum lease payments as of August 31, 2017:

Year Ending November 30:	(Dollars in millions)
2017	$.4
2018	1.4
2019	1.5
2020	1.5
2021	1.5
Thereafter	18.0
Total future minimum lease payments	24.3
Less: Amount representing estimated executory costs	(.6)
Net future minimum lease payments	23.7
Less: Amount representing interest	(7.3)
Present value of future minimum lease payments	$16.4
Debt Issuance Costs and Original Issue Discounts
Debt issuance costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of debt issuance costs and original issue discounts is included as a component of interest expense and was $0.4 million and $0.5 million, and $1.1 million and $1.4 million, for the three and nine months ended August 31, 2017 and 2016, respectively.
Note I – Share-Based Employee Compensation
The Company provides compensation benefits to employees under the OMNOVA Solutions 2017 Equity Incentive Plan (the “Plan”), which was approved by shareholders on March 22, 2017. The Plan permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan authorizes the issuance of Company common shares in the aggregate for (a) awards of options rights to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) restricted share units, or (e) appreciation rights. Shares granted under the Plan may be either newly issued shares or treasury shares or both. As of August 31, 2017, approximately 2.5 million Company common shares remained available for grants under the Plan. All options granted under the Plan are granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years. Prior to March 22, 2017, the Company granted equity compensation under the OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan, which had substantially similar features.
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

In accordance with the adoption of ASU 2016-09, the Company recognized a cumulative effect adjustment to retained earnings of $2.8 million in the Consolidated Financial Statements as of December 1, 2016 related to the recognition of deferred tax assets attributable to unrecognized windfall tax benefits.
Compensation expense for all share-based payments included in general and administrative expense was $1.6 million and $1.8 million for the first nine months of 2017 and 2016, respectively.
As of August 31, 2017, there was $2.4 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
A summary of the RSA and RSU activity for 2017 follows:

	Restricted Share Awards & Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at December 1, 2016	1,008,150	$7.23
Granted	120,100	8.65
Vested	(574,450)	7.47
Canceled and Forfeited	(16,150)	7.44
Nonvested at August 31, 2017	537,650	$6.98

The Company also provides employees the opportunity to purchase Company common shares through payroll deductions under the OMNOVA Solutions Employee Share Purchase Plan (the "ESPP"). Under the ESPP, eligible employees receive a 15% discount from the trading value of common shares purchased. The purchase price for common shares purchased from the Company will be 85% of the closing price of the common shares on the New York Stock Exchange ("NYSE") on the investment date. Participants may contribute funds to the ESPP, not to exceed twenty-five thousand dollars in any calendar year. If a participant terminates his or her employment with the Company or its subsidiaries, the participant's participation will immediately terminate, uninvested funds will be remitted to the participant and the participant's account will be converted to a regular brokerage account. As of August 31, 2017, the amount of shares held by eligible participants through the ESPP was not material.
Note J – Employee Benefit Plans
The Company maintains a number of defined benefit plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law, or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. The pension plans are funded except for a U.S. non-qualified pension benefit restoration plan for certain key employees and certain foreign plans. Future service benefits are frozen for all participants under the Company's U.S. defined benefit plan. All benefits earned by affected employees through the dates on which such benefits were frozen have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document. The following table sets forth the components of net periodic benefit costs for the Company’s retirement programs:

(Dollars in Millions)	Pension Plans		Health Care Plans
Three months ended August 31, 2017 and 2016	2017	2016	2017	2016
Service costs	$.7	$.5	$—	$—
Interest costs	2.3	2.4	.1	.1
Expected return on plan assets	(3.8)	(3.8)	—	—
Amortization of net actuarial loss (gain)	1.2	1.2	(.3)	(.3)
Settlement loss	.4	—	—	—
Net periodic cost (benefit)	$.8	$.3	$(.2)	$(.2)

(Dollars in Millions)	Pension Plans		Health Care Plans
Nine months ended August 31, 2017 and 2016	2017	2016	2017	2016
Service costs	$2.1	$1.5	$—	$—
Interest costs	6.9	7.2	.3	.3
Expected return on plan assets	(11.4)	(11.4)	—	—
Amortization of net actuarial loss (gain)	3.5	3.5	(.9)	(.9)
Settlement loss	.4	—	—	—
Net periodic cost (benefit)	$1.5	$.8	$(.6)	$(.6)
The Company made $6.0 million of contributions to its pension plan trusts during the first nine months of fiscal 2017 and expects full year contributions of approximately $7.4 million during fiscal 2017. The settlement expense recognized during the third quarter of 2017 is due to the exit of certain individuals under the non-qualified pension benefit restoration plan.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified percentage of employee compensation based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.6 million and $2.2 million for the third quarter and the first nine months of 2017, respectively, and $0.7 million and $2.1 million for the third quarter and the first nine months of 2016, respectively.
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
Note L – Business Segment Information
The Company's two operating segments, Specialty Solutions and Performance Materials, are based on products and services provided as defined under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting, and based on how its Chief Operating Decision Maker, its CEO, evaluates performance and allocates resources. Accounting policies of the segments are the same as the Company’s accounting policies. The Company’s operating segments are strategic business units that offer different products and services, and are managed separately based on certain differences in their technology, marketing strategies and end use markets. As announced during January 2017 during the second quarter of fiscal 2017, the Company realigned it's product lines within these business segments. Accordingly, prior year segment results have been modified to conform to the revised segment presentation.
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

The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income (loss) before income taxes:

	Three Months Ended August 31,		Nine Months Ended August 31,
(Dollars in Millions)	2017	2016	2017	2016
Net sales
Specialty Solutions	$115.1	$107.1	$330.3	$302.9
Performance Materials	85.8	88.5	266.5	270.0
Total net sales	$200.9	$195.6	$596.8	$572.9
Segment operating profit
Specialty Solutions	$18.9	$16.9	$45.6	$47.6
Performance Materials	8.3	4.3	5.8	8.6
Total segment operating profit	27.2	21.2	51.4	56.2
Interest expense	(5.5)	(5.9)	(16.0)	(17.4)
Corporate expense	(7.5)	(6.6)	(23.1)	(20.9)
Operational improvement costs	—	—	—	.4
Acquisition and integration costs	(.2)	(.4)	(.2)	(.4)
Debt issuance costs write-off	—	(1.7)	—	(1.7)
Income (loss) before income taxes	$14.0	$6.6	$12.1	$16.2

Note M - Acquisitions
On March 13, 2017, the Company acquired the assets of Creole Chemicals, Inc., a producer of specialty oilfield additives based in Houston, Texas. This acquisition allows the Company to accelerate growth, round out its existing offerings and broaden its solutions portfolio in the oil and gas product line. Assets acquired included inventory and intellectual property. The Company paid $2.5 million cash, exclusive of contingent consideration that will be based on future profitability of acquired product sales over a two year period. The acquisition date fair value of the contingent consideration was $0.7 million.

Note N - Sale of Assets
In late May 2017, Management approved a plan for the Company to sell its China coated fabrics manufacturing operations. As a result, during the second quarter of 2017, the Company determined that the disposal group was impaired and recognized an impairment charge of $12.9 million, of which $11.8 million was included in the results of the Performance Materials segment and $1.1 million was included in Corporate expenses. Included in the calculation of the impairment charge are deferred foreign currency translation gains of $6.3 million, which were previously recorded in accumulated other comprehensive income ("AOCI"). The Company completed the planned sale in July 2017, and recognized an additional loss on the sale of $0.4 million, for a total loss of $13.3 million. The Company will continue to manufacture and sell coated fabric products in the Asian region. Management considered other qualitative and quantitative factors and concluded this sale did not represent a strategic shift in business.
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
There were no assets and liabilities classified as held for sale as of August 31, 2017. At November 30, 2016 assets and liabilities classified as held for sale were comprised of the following:

(Dollars in Millions)	November 30, 2016
Cash	$6.0
Accounts receivable, net	12.3
Other current assets	1.3
Inventories, net	3.0
Total current assets	22.6

Other non-current assets	3.1
Total assets	$25.7

Accounts payable	$4.5
Other payables	.7
Total current liabilities	$5.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has two operating segments: one focused on its specialty businesses and one focused on the Company’s more mature businesses. Product lines are grouped within these segments because they share similar end market characteristics and executional strategies.
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
Performance Materials – The Performance Materials segment serves mature markets with a broad range of emulsion polymers based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, high styrene pigments, polyvinyl acetate, acrylic, styrene acrylic, calcium stearate, glyoxal, and bio-based chemistries. Performance Materials' custom-formulated products are tailored latexes, resins, binders, antioxidants, hollow plastic pigment, coated fabrics, and rubber reinforcing which are used in tire cord, polymer stabilization, industrial rubbers, carpet, paper, and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, ultraviolet resistance, improved processibility, and enhanced appearance.
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
The Company primarily sells its products directly to manufacturers, and has manufacturing facilities in the United States, France, China, and Thailand. For additional information about the Company's business (other than the description of the Company's reporting segments), please refer to Item 1. Business of the Company’s 2016 Annual Report on Form 10-K.
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
OMNOVA had sales price index contracts related to approximately 29.3% of its sales in the first nine months of 2017. The index is generally comprised of several components: a negotiated fixed amount per pound and the market price of key raw materials (i.e., styrene and butadiene). The contract mechanisms, however, generally allow for the pass-through of the changes, either increases or decreases, in the prices of key raw materials within a 30 to 60 day period. Contracts vary in length from 12 to 36 months.
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
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2014 through 2016 and estimated purchases for 2017 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2017 (estimated)	110	$0.39 - $1.42
2016	111	$0.24 - $0.71
2015	132	$0.29 - $0.65
2014	142	$0.55 - $0.82

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

Key financial measures utilized by management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include: sales and pricing; gross profit; selling, general, and administrative expenses; adjusted operating profit; adjusted net income; consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”); Adjusted EBITDA; EBITDA calculated in accordance with the Company’s Term Loan B Credit Agreement; working capital; operating cash flows; capital expenditures; cash interest expense; adjusted earnings per share; and applicable ratios, such as inventory turnover; working capital turnover; return on sales and assets; and leverage ratios. These measures, as well as objectives established by the Board of Directors of the Company, are reviewed at monthly, quarterly, and annual intervals and compared with historical periods.

Results of Operations for the Three months ended August 31, 2017 Compared to the Three months ended August 31, 2016

The Company's net sales in the third quarter of 2017 were $200.9 million compared to $195.6 million in the third quarter of 2016. China Coated Fabrics (CCF), which was sold in July 2017, accounted for $0.9 million in sales in this year's third quarter and $5.0 million in last year's comparable quarter. Excluding the effect of CCF, sales increased 5.2%. Specialty Solutions sales increased $8.0 million, or 7.5%, and Performance Materials sales increased $1.9 million, or 2.3%, excluding the effect of CCF. Pricing increased $17.7 million, or 9.0%, and volume decreased $9.5 million or 4.9%. Volumes declined primarily due to continued soft market conditions in paper, equipment start-up issues at an antioxidant plant and a strong comparable quarter last year for oil & gas related to initial orders for a new customer, which were partially offset by improved overall volumes in laminates & films, nonwovens and carpet. Improved pricing reflects the effect of index pricing adjustments and the results of the Company's non-indexed price increase initiatives. Currency translation was favorable by $1.0 million in the third quarter of 2017 compared to the same quarter last year.
Gross profit in the third quarter of 2017 was $57.8 million with a gross profit margin of 28.8%, compared to gross profit of $52.1 million and a gross profit margin of 26.6% in the third quarter of 2016. The increase from the comparable quarter resulted from improved pricing, primarily within Performance Materials, and improved mix from specialty products, offsetting raw material cost increases earlier in the year.
Selling, general and administrative expense in the third quarter of 2017 was $28.9 million, compared to $29.3 million in the third quarter of 2016. The $0.4 million, or 1.4%, decrease reflects the sale of CCF and the "One OMNOVA" cost reduction initiatives partially offset by inflation and investments in specialty markets.
Interest expense in the third quarter of 2017 was $5.5 million, compared to $5.9 million in the third quarter of 2016. The decrease of $0.4 million, or 6.8%, was attributed to the favorable debt refinancing actions performed during the third quarter of 2016.
Income tax expense was $6.1 million in the third quarter of 2017, compared to income tax expense of $1.9 million in the third quarter of 2016. The increase in tax expense for the third quarter of 2017, compared to the third quarter of 2016, primarily relates to increased pre-tax earnings of approximately $7.4 million. The Company's effective tax rate of 43.6% for the third quarter of 2017 was higher than the U.S. federal statutory rate primarily due to losses in jurisdictions in which no tax benefit was recognized. The Company’s effective tax rate of 28.8% for the third quarter 2016 was primarily driven by foreign statutory tax rates lower than the U.S. rate in Asia and Europe.

Net income for the third quarter of 2017 was $7.9 million, or $0.18 per diluted share, compared to net income of $4.7 million, or $0.10 per diluted share, during the same quarter in the prior year.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income before income taxes:

	Three Months Ended August 31,
(Dollars in millions)	2017	2016
Net Sales
Specialty Solutions	$115.1	$107.1
Performance Materials	85.8	88.5
Consolidated Net Sales	$200.9	$195.6

Segment Operating Profit:
Specialty Solutions	$18.9	$16.9
Performance Materials	8.3	4.3
Interest expense	(5.5)	(5.9)
Corporate expense	(7.5)	(6.6)
Acquisition and integration costs	(.2)	(.4)
Debt issue costs write-off	—	(1.7)
Income Before Income Taxes	$14.0	$6.6

Specialty Solutions

Specialty Solutions' net sales increased $8.0 million, or 7.5%, to $115.1 million in the third quarter of 2017 from $107.1 million in the third quarter of 2016. The improvement was driven by pricing and mix increases of $6.2 million and volume increased $1.1 million and foreign currency translation was favorable by $0.6 million, compared to the same quarter last year. Volumes were strong in laminates & films and non-wovens but oil & gas was down compared to particularly strong sales in the third quarter last year from a new customer's initial orders.

Segment operating profit was $18.9 million for the third quarter of 2017 compared to $16.9 million for the third quarter of 2016. Increased pricing, favorable mix, and lower SG&A spending drove the increase in operating profit compared to last year. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. There were no excluded items for the third quarter of 2017, while the third quarter of 2016 included unfavorable adjustments of $0.1 million related to restructuring and severance and $0.2 million related to asset impairment, facility closure costs and other partially offset by favorable adjustments of $0.3 million related to operational and other improvement initiatives.
Performance Materials
Performance Materials net sales decreased $2.7 million, or 3.1%, to $85.8 million during the third quarter of 2017, compared to $88.5 million during the third quarter of 2016. CCF recorded $0.9 million of sales in the third quarter of 2017 before it was sold and $5.0 million in last year's comparable quarter. Excluding the impact of CCF, sales increased 2.3%, driven by pricing increases of $11.3 million, favorable foreign currency translation effect of $0.4 million, which were partially offset by volume declines of $10.6 million. Growth in carpet partially offset declines in paper and antioxidants.

The Performance Materials' segment recognized an operating profit of $8.3 million in the third quarter of 2017 compared to operating profit of $4.3 million in the third quarter of 2016. During the third quarter of 2017, favorable pricing and lower

SG&A spending more than offset lower volume and higher raw material cost. The segment operating profit includes items that management excludes when evaluating the results of the Company's segments. Those items for the third quarter of 2016 include $0.3 million of restructuring and severance expense, $0.6 million of facility closure costs, and a $0.5 million favorable adjustment related to operational and other improvement initiatives.

Corporate

Corporate expenses were $7.7 million in the third quarter of 2017, compared to $8.7 million in the third quarter of 2016. Lower corporate spending in the third quarter of 2017 was partially offset by severance costs associated with the implementation of the "One OMNOVA" corporate support structure at the end of the first quarter 2017.

Results of Operations for the Nine Months Ended August 31, 2017 Compared to the Nine Months Ended August 31, 2016
The Company's net sales in the first nine months of 2017 were $596.8 million, compared to $572.9 million in the first nine months of 2016. CCF accounted for $10.6 million in sales year to date 2017 and $19.5 million during the prior year comparable period and India accounted for $3.4 million in sales during 2016. Excluding the effect of CCF and India, net sales increased 6.7% year to date. The Specialty Solutions business segment revenue increased $27.4 million, or 9.0%, and Performance Materials business segment revenue increased by $8.8 million, or 3.6%, excluding the CCF and India sales. Contributing to the net sales increase in 2017 were improved pricing of $54.6 million and favorable foreign exchange of $1.5 million, which was partially offset by unfavorable volume of $20.0 million. The improved pricing was primarily due to higher raw material costs and their related impact on pricing index formulas in certain markets and the Company's non-indexed price increase initiatives.
Gross profit in the first nine months of 2017 was $154.9 million with a gross profit margin of 26.0%, compared to $154.8 million and 27.0% in the first nine months of 2016. The slight increase in gross profit, which was due to improved pricing, was partially offset by higher raw material costs.
Selling, general, and administrative expense in the first nine months of 2017 was $88.2 million, or 14.8% of sales, compared to $91.0 million, or 15.9% of net sales, in the first nine months of 2016. The decrease in expense for the first nine months of 2017 is primarily due to cost reduction initiatives and the sale of CCF, partially offset by inflation and investments in specialty markets.
Interest expense was $16.0 million in the first nine months of 2017, compared to $17.4 million for the first nine months of 2016. The decrease in the current year is due to the favorable debt refinancing actions performed during the first nine months of 2016.
Income tax expense was $7.0 million for the first nine months of 2017, compared to income tax expense of $5.4 million for the first nine months of 2016. The effective tax rate of 57.9% for the first nine months of 2017 was higher than the Company’s U.S. federal statutory rate primarily due to a $13.3 million foreign impairment charge recorded, primarily in the second quarter of 2017 for which no tax benefit was allowed. The Company’s effective tax rate was 33.3% for the first nine months of 2016.
Cash tax payments in the U.S. are expected to be minimal over the next few years as the Company has $98.9 million of U.S. federal net operating loss carryforwards, $8.6 million of U.S. federal capital loss carryforwards, and $108.7 million of state and local net operating loss carryforwards. The $108.7 million of state and local net operating loss carryforwards have a realizable deferred tax asset value of $3.8 million. The majority of the federal, state and local net operating loss carryforwards will expire between tax years 2023 and 2034 and the federal capital loss will expire in tax year 2022.
The Company generated net income of $5.1 million, or $0.11 per diluted share, in the first nine months of 2017, compared to net income of $10.8 million, or $0.24 per diluted share, in the first nine months of 2016.
Segment Discussion
The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Nine Months Ended August 31,
(Dollars in millions)	2017	2016
Net sales
Specialty Solutions	$330.3	$302.9
Performance Materials	266.5	270.0
Net sales	$596.8	$572.9

Segment Operating Profit:
Specialty Solutions	$45.6	$47.6
Performance Materials	5.8	8.6
Interest expense	(16.0)	(17.4)
Corporate expense	(23.1)	(20.9)
Operational improvement costs	—	.4
Acquisition and integration costs	(.2)	(.4)
Debt issuance write-off	$—	$(1.7)
Income (loss) before income taxes	$12.1	$16.2
Specialty Solutions
Specialty Solutions net sales increased $27.4 million, or 9.0%, to $330.3 million in the first nine months of 2017 from $302.9 million in the first nine months of 2016 primarily due to favorable pricing of $18.0 million and higher volumes of $8.5 million, and favorable foreign currency translation of $0.9 million.
Segment operating profit was $45.6 million for the first nine months of 2017, compared to $47.6 million for the first nine months of 2016. Segment operating profit decreased 4.2% in the first nine months of 2017 as a result of higher raw material costs, which were partially offset by improved volumes and pricing. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2017 were $0.6 million of restructuring and severance costs. These items for 2016 included $0.2 million of severance costs, $0.8 million of asset impairment, facility closure costs and other, and favorable adjustments of $1.0 million related to operational and other improvement items.
Performance Materials
Performance Materials' net sales decreased $3.5 million, or 1.3%, to $266.5 million during the first nine months of 2017, compared to $270.0 million during the first nine months of 2016. The divestitures of the Company's India operations in February 2016 and CCF operations in July 2017 resulted in a reduction in net sales of $3.4 million and $8.8 million, respectively. Excluding CCF and India sales, improved customer pricing of $35.6 million driven by higher contract-based index prices and the Company's non-indexed price increase initiatives, were offset by lower volumes of $27.5 million driven primarily by weakness in antioxidants, paper, carpet and coated fabrics markets. Foreign currency translation was favorable $0.6 million in the first nine months of 2017 compared to the prior year.

This segment generated operating profit of $5.8 million in the first nine months of 2017 compared to operating profit of $8.6 million in the first nine months of 2016. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2017 included a $12.3 million impairment charge related to the CCF business, $1.7 million of severance costs, and favorable environmental reserve adjustments of $2.2 million. Those items for the first nine months of 2016 were $2.8 million of restructuring and severance costs, $3.0 million of accelerated depreciation, $0.2 million of asset impairment, facility closure costs and other, $1.1 million of acquisition and integration related expense, and a favorable adjustment of $1.4 million to operational improvement initiatives. Excluding these items, operating profit in 2017 improved 26.6% compared to 2016, driven by higher pricing and lower SG&A spending, partially offset by lower volumes.

Corporate
Corporate expenses were $23.3 million in the first nine months of 2017, compared to $20.5 million in the first nine months of 2016. Lower corporate spending was offset by severance costs associated with the implementation of the "One OMNOVA" corporate support structure.
Financial Resources

	Nine Months Ended August 31,
(Dollars in millions)	2017	2016	Change
Net cash provided by operating activities	$28.2	$41.0	$(12.8)
Net cash used in investing activities	$(20.5)	$(11.1)	$(9.4)
Net cash used in financing activities	$(5.5)	$(4.1)	$(1.4)
Net increase (decrease) in cash and cash equivalents	$2.6	$25.4	$(22.8)

Cash provided by operating activities was $28.2 million and $41.0 million for the nine months ended August 31, 2017 and 2016, respectively. Cash provided by operations decreased in 2017 compared to 2016, primarily due to a larger increase in accounts receivable in 2017 compared to 2016. Total working capital days improved in the third quarter of 2017 compared to the third quarter of 2016, decreasing from 59.0 days to 55.9 days year-over-year, primarily driven by the Company's focused effort on working capital improvement.

Cash used in investing activities was $20.5 million and $11.1 million in the nine months ended August 31, 2017 and 2016, respectively. Cash used in 2017 was primarily for routine ongoing capital expenditures, $2.5 million paid for the acquisition of a business and $4.8 million of cash balances in the divested CCF business, partially offset by the collection of a $3.8 million note receivable. The Company expects approximately $20.0 to $25.0 million of capital expenditures during 2017. Capital expenditures are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used by financing activities was $5.5 million and $4.1 million in the nine months ended August 31, 2017 and 2016, respectively. The first nine months of 2017 includes debt repayments of $3.3 million and $2.2 million for employee withholding taxes on the Company's share-based compensation programs, primarily related to the Company's CEO transition in December 2016. Financing activities for the first nine months of 2016 includes the refinancing activities related to the Term Loan B. Total debt was $362.9 million as of August 31, 2017, which includes $346.5 million for the Term Loan and $16.4 million for capital lease obligations, compared to $366.0 million as of November 30, 2016.

The Company’s cash balance of $74.6 million as of August 31, 2017 consists of $38.4 million in the U.S., $17.8 million in Asia and $18.4 million in Europe. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may require certain tax considerations if repatriated and may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its operations and capital requirements for the next twelve months.

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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2017 reflects reserves for environmental remediation of $1.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At August 31, 2017, the Company employed approximately 1,800 employees at offices, plants and other facilities located principally throughout the United States, France, China and Thailand. Approximately 11% of the Company’s employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are covered by collective bargaining agreements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note H to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-domestic borrowings bear interest at variable rates. Borrowings under the Term Loan, and the Facility were $346.5 million as of August 31, 2017. There were no non-U.S. borrowings with banks as of August 31, 2017. The weighted average effective interest rate of the Company’s outstanding debt was 5.38% as of August 31, 2017. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $3.5 million annually. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $23.0 million as of August 31, 2017, which is included in accumulated other comprehensive loss.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2017 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table summarizes the Company’s activity related to its common shares for the three months ended August 31, 2017.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 1-30	33,827	$8.53	—	—
July 1-31	7,042	$9.75	—	—
August 1-31	4,000	$7.31	—	—
Total	44,869	$8.53	—

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2017, filed with the SEC on September 28, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2017 and 2016; (iii) the Consolidated Statements of Financial Position at August 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2017 and 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	September 28, 2017	By	/s/ Anne P. Noonan
Anne P. Noonan President and Chief Executive Officer (Principal Executive Officer)

Date:	September 28, 2017	By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer)

Date:	September 28, 2017	By	/s/ Donald B. McMillan
Donald B. McMillan Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2017, filed with the SEC on September 28, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2017 and 2016; (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2017 and 2016; (iii) the Consolidated Statements of Financial Position at August 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2017 and 2016; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.