Form 10-Q
period 2018-02-28
OMNOVA SOLUTIONS INC
filed 2018-03-28
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended February 28, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES  ☐    NO  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
At February 28, 2018, there were 44,801,591 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements

OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended February 28,
	2018	2017
	(Dollars in millions, except per share data)
Net sales	$178.7	$174.6
Cost of goods sold (exclusive of depreciation)	132.1	130.7
Gross profit	46.6	43.9

Other costs and expenses:
Selling, general and administrative	28.7	29.2
Depreciation and amortization	7.2	6.7
Restructuring and severance	1.3	1.0
Interest expense	5.1	5.2
Debt issuance costs write-off	.8	—
Acquisition and integration related expense	.6	—
Other income (loss), net	.7	(.2)
Total other costs and expenses	44.4	41.9

Income (loss) before income taxes	2.2	2.0
Income tax (benefit) expense	(5.1)	(1.6)

Net income (loss)	$7.3	$3.6

Income (Loss) Per Share - Basic and Diluted	$.16	$.08

Weighted average shares outstanding - Basic	44.6	44.3
Weighted average shares outstanding - Diluted	45.0	44.7
See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended February 28,
	2018	2017
	(Dollars in millions)
Net income (loss)	$7.3	$3.6

Components of other comprehensive income (loss):
Foreign currency translations:
Unrealized net change during the period	5.7	2.2
Unrealized net change on intercompany foreign debt during the period	.6	(1.6)
Tax effect	—	.1
Foreign currency translations, net of tax	6.3	.7

Post retirement benefit plans:
Actuarial net (gain) loss:
Amortization of net loss included in net periodic benefit cost	1.1	1.0
Tax effect	—	(.4)
Post-retirement benefit plans, net of tax	1.1	.6
Other comprehensive income (loss), net of tax	7.4	1.3
Comprehensive income (loss)	$14.7	$4.9

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Balance Sheets

	February 28, 2018	November 30, 2017
	(Unaudited)	(Audited)
	(Dollars in millions, except share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$36.1	$88.0
Accounts receivable, net	108.5	99.0
Inventories, net	83.7	76.5
Prepaid expenses and other	7.9	12.5
Total Current Assets	236.2	276.0

Property, plant and equipment, net	208.9	208.9
Intangible assets, net	55.7	56.0
Goodwill	68.2	66.3
Other non-current assets	5.6	5.6
Total Assets	$574.6	$612.8

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$4.2	$4.2
Accounts payable	80.7	78.3
Accrued payroll and personal property taxes	20.0	26.1
Employee benefits	3.1	2.9
Other current liabilities	8.1	5.1
Total Current Liabilities	116.1	116.6

Long-term debt	309.9	349.8
Post-retirement benefits other than pensions	6.2	6.3
Pension liabilities	69.8	70.5
Deferred income taxes	17.4	23.4
Other non-current liabilities	8.7	8.0
Total Liabilities	528.1	574.6

Shareholders’ Equity
Preferred stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued, 44.8 million outstanding as of February 28, 2018 and November 30, 2017	4.8	4.8
Additional contributed capital	344.4	343.4
Retained deficit	(158.8)	(159.2)
Treasury stock at cost; 3.5 million shares at February 28, 2018 and November 30, 2017	(26.0)	(25.5)
Accumulated other comprehensive loss	(117.9)	(125.3)
Total Shareholders’ Equity	46.5	38.2
Total Liabilities and Shareholders’ Equity	$574.6	$612.8

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended February 28,
	2018	2017
	(Dollars in Millions)
Operating Activities:
Net income (loss)	$7.3	$3.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7.2	6.7
Amortization and write-off of deferred financing fees	1.1	.3
Non-cash stock compensation expense	.5	.5
Provision for obsolete inventories	.6	.4
Deferred income taxes	(5.8)	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures of businesses:
Accounts receivable	(8.2)	(2.7)
Inventories	(6.9)	(13.4)
Other current assets	(2.2)	1.3
Current liabilities	(6.5)	1.7
Other non-current assets	5.4	1.0
Other non-current liabilities	(.5)	(4.1)
Net Cash Provided By (Used In) Operating Activities	(8.0)	(4.7)

Investing Activities:
Capital expenditures	(3.2)	(3.7)
Proceeds from notes receivable	—	3.8
Business acquisitions	(.1)	—
Net Cash Provided By (Used In) Investing Activities	(3.3)	.1

Financing Activities:
Repayment of debt obligations	(41.0)	(1.0)
Employee tax withholdings related to redemption of common shares	(.5)	(1.7)
Net Cash Provided By (Used In) Financing Activities	(41.5)	(2.7)
Effect of exchange rate changes on cash and cash equivalents	.9	(.3)
Net Increase (Decrease) In Cash And Cash Equivalents	(51.9)	(7.6)
Cash and cash equivalents at beginning of period	88.0	78.0
Cash and Cash Equivalents at End of Period	$36.1	$70.4

Supplemental Cash Flow Information:
Cash paid for:
Interest	$5.1	$5.2
Income taxes	$.5	$.4

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2018
(Dollars In Millions, Except Share Data)
Note A – Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions” or the “Company”) Annual Report on Form 10-K for the year ended November 30, 2017, previously filed with the Securities and Exchange Commission (“SEC”).
The financial statements as of February 28, 2018 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
A detailed description of the Company’s significant accounting policies and Management judgments is located in the audited consolidated financial statements for the year ended November 30, 2017, included in the Company’s Form 10-K filed with the SEC.
Description of Business – The Company is an innovator of emulsion polymers, specialty chemicals and engineered surfaces for a variety of commercial, industrial and residential end uses. The Company's products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. The Company holds leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. The Company utilizes strategically-located manufacturing, technical and other facilities in North America, Europe, China, and Thailand to service a broad customer base. The Company has two business segments: Specialty Solutions, which is focused on the Company's higher growth specialty businesses, and Performance Materials, which is focused on the Company’s more mature businesses.
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
Performance Materials – The Performance Materials segment serves mature markets with a broad range of emulsion polymers based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, high styrene pigments, polyvinyl acetate, acrylic, styrene acrylic, calcium stearate, glyoxal, and bio-based chemistries. Performance Materials' custom-formulated products are tailored latexes, resins, binders, antioxidants, hollow plastic pigment, coated fabrics, and rubber reinforcing which are used in tire cord, polymer stabilization, industrial rubbers, carpet binders, paper coatings, and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, ultraviolet resistance, improved processibility, and enhanced appearance.
The Performance Materials segment encompasses performance additives, paper coatings, carpet binders, and coated fabrics. This segment encompasses products that have applications in the paper coatings, paperboard, carpet binders, polymer stabilization, industrial rubbers, and tire cord industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in automotive tires. The Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, automotive soft tops, and automotive after-market applications.
Accounting Standards Adopted in 2018
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers other than inventory. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted as of the beginning of the annual reporting period in which the ASU was issued. ASU 2016-16 was adopted by the Company effective December 1, 2017 on a modified retrospective basis, resulting in a $6.9 million adjustment to retained earnings and a reduction in prepaid assets.
Accounting Standards Not Yet Adopted
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allow a reclassification from accumulated other comprehensive income to retained earnings for standard tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted in any interim period. The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The standard will require additional disclosures in the notes to the consolidated financial statements, including qualitative and quantitative disclosures identifying the nature, amount, timing and significant judgments impacting revenue from contracts with customers. The Company expects to adopt this standard during the first quarter of fiscal year 2019 and will utilize the modified retrospective approach and record a cumulative effect adjustment to retained earnings, to the extent necessary, for the impact of any current contracts then meeting the standards' criteria for revenue recognition as of December 1, 2018. The Company is implementing controls to support recognition and disclosure under the new standard. The Company continues to assess the potential impact of the standard through contract evaluation. Once this evaluation is complete, the Company will be able to determine the impact, if any, on its consolidated financial statements and related disclosures.

Note B – Financial Instruments and Fair Value Measurements
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and foreign currency rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer that that represented more than 10% of the Company’s consolidated net sales during the three month period ending February 28, 2018, and there was one Performance Materials customer, whose sales were more than 10% of consolidated net sales during the three month period ending February 28, 2018. There was no single customer who represented more than 10% of the Company’s net trade receivables at February 28, 2018 or at November 30, 2017.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $350.0 million Term Loan B (balance of $304.8 million at February 28, 2018) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.00%, which eliminates the variability in interest rate changes on Eurodollar loans as long as LIBOR is under 1.00%. As of February 28, 2018, LIBOR was above 1.00%, which unfavorably impacted the Company's interest expense.
Foreign Currency Rate Risk
The Company incurs foreign currency rate risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Great Britain Pound Sterling, Renminbi, and Thai Baht.
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries and U.S. Dollar cash holdings in foreign locations. These forward contracts are used on a continuing basis for periods of approximately thirty days, consistent with the underlying hedged transactions. Hedging intends to offset the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased or sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Net gains on foreign currency contracts that were recorded in the Consolidated Statements of Operations, as a component of other income, for the three-month period ending February 28, 2018 were $0.4 million. Net gains (losses) on foreign currency contracts for the three month period ending February 28, 2017 were not material. Foreign currency transaction losses recorded in the Consolidated Statements of Operations, as a component of other income, exclusive of foreign currency contracts, were $0.6 million for the three-month period ending February 28, 2018 and were not material for the three-month period ending February 28, 2017.
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
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of February 28, 2018 and November 30, 2017:

	Notional Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Millions)
Fair value measurements - February 28, 2018:
Financial assets
Foreign currency exchange contracts	$—	$—	$—	$—	$—
Total assets	$—	$—	$—	$—	$—

Financial liabilities
Contingent consideration[1]		$1.7	$—	$—	$1.7
Foreign currency exchange contracts	$19.4	$.2	$.2	$—	$—
Total liabilities	$19.4	$1.9	$.2	$—	$1.7

Fair value measurements - November 30, 2017:
Financial assets
Foreign currency exchange contracts	$9.8	$.1	$.1	$—	$—
Total assets	$9.8	$.1	$.1	$—	$—

Financial liabilities
Contingent consideration[1]	$—	$1.0	$—	$—	$1.0
Total liabilities	$—	$1.0	$—	$—	$1.0
(1) Contingent consideration obligations arise from business or product line acquisitions. The fair values are based on a probability weighted discounted cash flow analysis reflecting an estimated achievement of specified performance measures of the acquired product lines. Contingent consideration is classified in the consolidated balance sheets as other current liabilities or other non-current liabilities based on contractual payment dates.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at February 28, 2018 are summarized as follows:

Contingent Consideration
(Dollars in Millions)
Balance at November 30, 2017	$1.0
Additions and adjustments	0.7
Balance at February 28, 2018	$1.7

Contingent consideration liabilities increased $0.7 million as a result of an increase in the estimated future sales of acquired product lines.

There were no other transfers into or out of Level 3 during the first three months of 2018 or 2017.
The fair value of the Company’s Term Loan B at February 28, 2018 approximated $305.6 million, which is more than its book value of $304.8 million as a result of prevailing market rates on the Company’s debt. The carrying value of amounts due banks approximates fair value due to their short-term nature. The fair value of the Term Loan is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.
Note C - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the three months ended February 28, 2018 and 2017, respectively:

	Three Months Ended February 28,
	2018	2017
	(Dollars in Millions)
Severance Expense:
Specialty Solutions	$.7	$.2
Performance Materials	—	.3
Corporate	.6	.4
Total Severance Costs	$1.3	$.9
Facility Closure Costs:
Specialty Solutions	$—	$—
Performance Materials	—	.1
Total Facility Closure Costs	$—	$.1
Total Restructuring and Severance Costs	$1.3	$1.0

2017 Restructuring Plan
Restructuring and severance expenses of $1.3 million incurred in the first quarter of 2018 relate to the One OMNOVA initiative announced during the first quarter of 2017. This initiative is focused on improving functional excellence in marketing, sales, operations, supply chain and technology, as well as various corporate functions. The plan is designed to reduce complexity and drive consistency across the global enterprise through a standardized, integrated business system. The Company expects the One OMNOVA initiative to continue through 2018. Total estimated costs for this initiative are expected to be between $5.0 million and $7.0 million. For this initiative, the Company incurred no expense in the first quarter of 2017. Total expense incurred to date for this initiative is $4.8 million, of which $4.1 million has been paid as of February 28, 2018 and the remainder is expected to be paid by the end of 2018. The remaining expected costs for this initiative will be incurred by the end of 2018.

2016 Restructuring Plan
Restructuring and severance expenses of $1.0 million incurred during the first quarter of 2017 relate to restructuring and severance activities initiated in 2016 including continued cost reduction and efficiency improvement actions, as well as a change in the Company’s CEO. For these activities, the Company incurred total restructuring and severance costs of $8.7 million, of which $5.5 million was recognized in 2016 and $2.1 million was recognized in 2017. As of February 28, 2018, $7.5 million was paid and the remaining $1.2 million is expected to be paid by the end of 2018.
The following tables summarize the Company's liabilities related to restructuring and severance activities:

	November 30, 2017	2018		February 28, 2018
		Provision	Payments
	(Dollars in millions)
Total	$2.2	$1.3	$1.2	$2.3

The Company may incur future costs related to its restructuring activities, as processes are continually evaluated to enhance the efficiency and cost effectiveness of its operations, and to ensure competitiveness across its businesses and across geographic areas. Future costs could include costs related to closed facilities and restructuring plan implementation costs and these will be recognized as incurred.

Note D – Income Taxes
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Job Act (the “Tax Act”) was signed into law. The Securities and Exchange Commission Staff Accounting Bulletin No.118 (“SAB 118”), provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118 guidance, the Company estimated certain effects of the Tax Act and have recorded a provisional net tax benefit of approximately $5.0 million related to the reduction of the U.S. federal corporate income tax rate and repeal of the Alternative Minimum Tax (“AMT”). These provisional amounts were recorded as discrete items for the three months ended February 28, 2018. The Company has estimated an income inclusion of $11.6 million related to the foreign earnings on which U.S. income taxes were previously deferred. The Company intends to utilize existing net operating loss carryforwards to offset the income inclusion, and therefore will have no cash taxes related to the transition tax. As a result of a valuation allowance in the U.S. on tax attribute carryforwards, no charge to income tax expense was recorded related to the one-time transition tax. While the Company was able to make reasonable estimates of the items above, the ultimate impact may differ from these provisional amounts due to additional analysis, changes in interpretations and assumptions, additional regulatory guidance that may be issued and actions we may take as a result of the Tax Act. Adjustments to the provisional amounts recorded by the Company that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to income tax expense in the period the amounts are determined.
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable to the full fiscal year for its operations, adjusted each quarter for discrete items. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. The Company recorded an income tax benefit of $5.1 million and $1.6 million for the three months ended February 28, 2018 and 2017, respectively. The Company’s effective tax rate for the first three months of 2018 was different than its U.S. federal statutory rate primarily due to discrete items related to the Tax Act. These items included a $4.1 million income tax benefit related to the re-measurement of the U.S. deferred taxes as the U.S. federal tax rate was reduced from 35% to 21% and a $0.9 million income tax benefit associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the Tax Act. In addition, during the first quarter of 2018, the Company recognized a $0.8 million income tax benefit related to the impact of a French tax rate change on the Company’s deferred tax liabilities. The French tax rate was reduced to 25.0% beginning in 2022 and the Company's deferred tax liabilities were reduced to appropriately reflect this legislation as a current period tax benefit. The Company’s effective tax rate for the first three months of 2017 was different than its U.S. federal statutory rate primarily due to discrete items including a $1.6 million benefit related to the reversal of French deemed distribution legislation in the first quarter of 2017 and a $1.8 million benefit related to the impact of a French tax rate change on the Company's deferred tax liabilities. The French tax rate will be reduced from 33.3% to 28.0% beginning in 2020. The discrete benefits were partially offset by losses in jurisdictions in which no tax benefit exists.
As of both February 28, 2018 and November 30, 2017, the Company had $91.1 million of U.S. federal net operating loss carryforwards (NOLCs), $8.6 million of U.S. federal capital loss carryforwards, and $86.8 million of state net operating loss carryforwards. As a result, cash tax payments in the U.S. are expected to be minimal for the foreseeable future. Also, the Company does not expect any cash tax payments related to the transition tax. The Company utilized approximately $7.8 million and $15.6 million of federal net operating loss carryforward for the years ended November 30, 2017 and 2016, respectively. If not utilized, the majority of the federal, state and local NOLCs will otherwise expire in tax years 2023 through 2034 and the capital loss will expire in tax year 2022. The Company has a valuation allowance against the U.S. federal and state NOLCs and the U.S. federal capital loss carryforward. As of February 28, 2018, the Company had approximately $46.4 million of foreign NOLC's of which $35.2 million have an indefinite carryforward period. The Company has a valuation allowance against the $35.2 million foreign NOLC's which have an indefinite carryforward period as the Company does not anticipate utilizing these carryforwards.
The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various United States federal, state and local tax authorities, as well as by authorities in non-United States jurisdictions. With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2012.
Note E – Income (Loss) Per Share
The Company presents both basic and diluted income per common share amounts. Basic income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted income is calculated by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for share-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common shares at the average market price during the period.

The following table sets forth the computation of earnings per common share and fully diluted earnings per common share:

	Three Months Ended February 28,
	2018	2017
	(Dollars in millions, except per share data)
Numerator
Net income (loss)	$7.3	$3.6

Denominator (shares in millions)
Denominator for basic earnings (loss) per share - weighted average shares outstanding	44.6	44.3
Effect of dilutive securities	.4	.4
Denominator for dilutive earnings (loss) per share - adjusted weighted average shares and assumed conversions	45.0	44.7

Income (Loss) Per Share - Basic and Diluted	$.16	$.08
Anti-dilutive share equivalents related to share-based incentive compensation are excluded from the computation of dilutive weighted-average shares and were not material for all periods presented.
Note F – Accumulated Other Comprehensive Income (Loss)
The following tables reflect the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended February 28, 2018 and 2017, respectively:

Three months ended February 28, 2018 and 2017	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance November 30, 2017	$(23.1)	$(102.2)	$(125.3)
Other comprehensive income (loss) before reclassifications	6.3	—	6.3
Amounts reclassified to earnings	—	1.1	1.1
Balance February 28, 2018	$(16.8)	$(101.1)	$(117.9)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance - November 30, 2016	$(29.6)	$(108.9)	$(138.5)
Other comprehensive income (loss) before reclassifications	.7	—	.7
Amounts reclassified to earnings	—	.6	.6
Balance February 28, 2017	$(28.9)	$(108.3)	$(137.2)
Amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit plans were included in net periodic benefit expense.
Note G – Inventories

Inventories are stated at net realizable value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $53.6 million, or 50.6%, and $50.7 million, or 52.1%, of inventories at February 28, 2018 and November 30, 2017, respectively. The remaining portion of inventories, which are primarily located outside of the U.S., are valued using costing methods that approximate the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

	February 28, 2018	November 30, 2017
	(Dollars in Millions)
Raw materials and supplies	$34.0	$30.6
Work-in-process	5.2	4.5
Finished goods	66.7	62.1
Inventories, gross	105.9	97.2
LIFO reserve	(15.1)	(14.3)
Obsolescence reserve	(7.1)	(6.4)
Inventories, net	$83.7	$76.5
Note H – Debt and Credit Lines
Debt obligations due within the next twelve months consist of the following:

	February 28, 2018	November 30, 2017
	(Dollars in Millions)
$350 million Term Loan B – current portion (interest at 5.82% and 5.49%, respectively)	$3.5	$3.5
Capital lease obligations	.7	.7
Total	$4.2	$4.2
The Company maintains borrowing facilities at certain of its foreign subsidiaries, which consist of working capital credit lines and facilities for the issuance of letters of credit. Total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $7.3 million at February 28, 2018, of which $7.2 million was available for utilization, and $7.0 million at November 30, 2017 all of which was available for utilization. These letters of credit support commitments made in the ordinary course of business.
The Company’s long-term debt consists of the following:

	February 28, 2018	November 30, 2017
	(Dollars in millions)
$350 million Term Loan B (interest at 5.82% and 5.49%, respectively)	$304.8	$345.6
Capital lease obligations	16.0	16.2
Total debt	320.8	361.8
Less: current portion	(4.2)	(4.2)
Unamortized original issue discount	(2.4)	(2.8)
Debt issuance costs	(4.3)	(5.0)
Total long-term debt, net of current portion	$309.9	$349.8
The Company's U.S. debt facilities include a $350 million Term Loan B ("Term Loan B") and a Senior Revolving Credit Facility (“Facility”). The Term Loan B was issued at a discount of $3.5 million which is reflected as unamortized original issue discount.
The weighted-average interest rate on the Company’s debt was 5.70% and 5.22% during the first quarters of 2018 and 2017, respectively.
Term Loan

The Company's $350 million Term Loan B matures on August 26, 2023 and is primarily secured by all real property, plant, and equipment of the Company's U.S. facilities and fully and unconditionally and jointly and severally guaranteed by the material U.S. subsidiaries of the Company. The Term Loan B contains affirmative and negative covenants, including limitations on additional debt, certain investments, and acquisitions outside of the Company’s line of business. The Term Loan B requires the Company to maintain a total net leverage ratio of less than 5.0 to 1.0. The Company is in compliance with this covenant.
During December 2017, the Company prepaid $40 million of its outstanding Term Loan B principal balance. As a result the Company's interest expense was reduced by $0.4 million during the first quarter of 2018.
Senior Revolving Credit Facility
The Company also maintains a Senior Revolving Credit Facility (the "Facility") which matures on August 26, 2021. The Facility is secured by U.S. accounts receivable, inventory and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan B, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1.0 as defined in the agreement. The Company was in compliance with this requirement at February 28, 2018. Also, there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $73.5 million at February 28, 2018.
Capital Lease Obligations

At February 28, 2018, the Company had net assets under capital leases totaling $15.7 million, which are included in property, plant, and equipment in the accompanying Consolidated Balance Sheets.

The following is a schedule by year of future minimum lease payments under the Company's capital lease together with the present value of the net future minimum lease payments as of February 28, 2018:

Year Ending November 30:	(Dollars in millions)
2018	$1.2
2019	1.5
2020	1.5
2021	1.4
2022	1.4
Thereafter	16.6
Total minimum lease payments	23.6
Less: Amount representing estimated executory costs	(.6)
Net minimum lease payments	23.0
Less: Amount representing interest	(7.0)
Present value of minimum lease payments	$16.0
Debt Issuance Costs and Original Issue Discounts
Debt issuance costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of debt issuance costs and original issue discounts is included as a component of interest expense and was $0.3 million for both the first quarters ended February 28, 2018 and 2017.
As a result of the December 2017 $40.0 million prepayment, the Company determined that this constituted a partial extinguishment of debt and as such, wrote-off $0.8 million of debt issuance costs and original issue discounts during the first quarter ended February 28, 2018.
Note I – Share-Based Employee Compensation
The Company provides compensation benefits to employees under the OMNOVA Solutions 2017 Equity Incentive Plan (the “Plan”), which was approved by shareholders on March 22, 2017. The Plan permits the Company to grant to officers, key employees and non-employee directors of the Company incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan authorizes the issuance of Company common shares in the aggregate for (a) awards of options rights to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) restricted share units, or (e) appreciation rights. Shares granted under the Plan may be either newly issued shares or treasury shares or both. As of February 28, 2018, approximately 2.2 million Company common shares remained available for grants under the Plan. All options granted under the Plan are granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years. Prior to March 22, 2017, the Company granted equity compensation under the OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan, which had substantially similar features.
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
Compensation expense for all share-based payments included in general and administrative expense was $0.5 million for both the first three months of 2018 and 2017.
As of February 28, 2018, there was $2.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
A summary of the RSA and RSU activity for 2018 follows:

	Restricted Share Awards & Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at December 1, 2017	567,600	$7.08
Granted	108,100	10.61
Vested	(113,200)	8.18
Canceled and Forfeited	(21,450)	6.69
Nonvested at February 28, 2018	541,050	$7.87

The Company also provides employees the opportunity to purchase Company common shares through payroll deductions under the OMNOVA Solutions Employee Share Purchase Plan (the "ESPP"). Under the ESPP, eligible employees receive a 15% discount from the trading value of common shares purchased. The purchase price for common shares purchased from the Company will be 85% of the closing price of the common shares on the New York Stock Exchange ("NYSE") on the investment date. Participants may contribute funds to the ESPP, not to exceed twenty-five thousand dollars in any calendar year. If a participant terminates his or her employment with the Company or its subsidiaries, the participant's participation will immediately terminate, uninvested funds will be remitted to the participant and the participant's account will be converted to a regular brokerage account. As of February 28, 2018, 18,818 shares were held by eligible participants through the ESPP.
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
Net periodic benefit cost (income) consisted of the following for the three month periods ending February 28, 2018 and 2017:

	Pension Plans		Health Care Plans
	2018	2017	2018	2017
	(Dollars in millions)
Service costs	$.6	$.7	$—	$—
Interest costs	2.3	2.3	—	—
Expected return on plan assets	(3.9)	(3.8)	—	—
Amortization of net actuarial (gain) loss	1.3	1.2	(.2)	(.2)
Net periodic (benefit) cost	$.3	$.4	$(.2)	$(.2)
The Company expects to contribute $6.4 million to its pension plans during fiscal 2018. There were no contributions made during the first three months of 2018.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.8 million for the first three months of 2018 and 2017.
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
The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income (loss) before income taxes:

	Three Months Ended February 28,
	2018	2017
	(Dollars in Millions)
Net Sales:
Specialty Solutions	$109.2	$93.7
Performance Materials	69.5	80.9
Total Net Sales	$178.7	$174.6
Segment Operating Profit:
Specialty Solutions	$13.6	$9.5
Performance Materials	2.1	4.7
Total segment operating profit	15.7	14.2
Interest expense	(5.1)	(5.2)
Corporate expenses	(8.4)	(7.0)
Income (Loss) Before Income Taxes	$2.2	$2.0

Note M - Subsequent Events

On March 2, 2018, the Company amended its $350.0 million Term Loan B Agreement. Primarily, the Term Loan Amendment (1) reduces the margins for borrowings under the Term Loan Agreement by 100 basis points to 3.25% for Eurodollar rate loans and 2.25% for base rate loans and (2) permits the Company to request additional term loans or incremental equivalent debt borrowings (the “Additional Term Loans”) in a maximum aggregate amount equal to the greater of (a) $120.0 million (an increase from $85.0 million previously) and (b) an aggregate principal amount such that, on a pro forma basis (giving effect to any Additional Term Loans), the Company’s senior secured leverage ratio will not exceed 4.0 to 1.0. Related to this amendment, the Company incurred $0.9 million of additional deferred financing fees which will be amortized over the remaining term of the loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has two operating segments: one focused on its specialty businesses and one focused on the Company’s more mature businesses. Product lines are grouped within these segments because they share similar end market characteristics and executional strategies.
Specialty Solutions – The Specialty Solutions segment develops, designs, produces, and markets a broad line of specialty polymers for use in coatings, adhesives, sealants, elastomers, laminates, films, nonwovens, and oil & gas products. These products are used in numerous applications, including architectural and industrial coatings; nonwovens used in hygiene products, filtration and construction; drilling additives for oil and gas exploration and production; elastomeric modification of plastic casings and hoses used in household and industrial products and automobiles; tapes and adhesives; sports surfaces; textile finishes; commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; furnishings; manufactured housing; health care patient and common area furniture; and a variety of industrial films applications. The segment's products are functional ingredients or compounds that improve the performance of customers' products, including stain, rust and aging resistance; surface modification; gloss; softness or hardness; dimensional stability; high heat and pressure tolerance; and binding and barrier (e.g. moisture, oil) properties.
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
Performance Materials – The Performance Materials segment serves mature markets with a broad range of emulsion polymers based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, high styrene pigments, polyvinyl acetate, acrylic, styrene acrylic, calcium stearate, glyoxal, and bio-based chemistries. Performance Materials' custom-formulated products are tailored latexes, resins, binders, antioxidants, hollow plastic pigment, coated fabrics, and rubber reinforcing which are used in tire cord, polymer stabilization, industrial rubbers, carpet binders, paper coatings, and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, ultraviolet resistance, improved processibility, and enhanced appearance.
The Performance Materials segment encompasses performance additives, paper coatings, carpet binders, and coated fabrics. This segment encompasses products that have applications in the paper coatings, paperboard, carpet binders, polymer stabilization, industrial rubbers, and tire cord industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in automotive tires. The Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, automotive soft tops, and automotive after-market applications.
The Company primarily sells its products directly to manufacturers, and has manufacturing facilities in the United States, France, China, and Thailand. For additional information about the Company's business (other than the description of the Company's reporting segments), please refer to Item 1 Business of the Company’s 2017 Annual Report on Form 10-K.

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

Raw Materials

A majority of the Company’s raw materials are derived from petrochemicals and chemical feedstocks, where prices can be cyclical and volatile. Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2017 and estimated purchases for 2018 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2018 (estimated)	107	$0.56 - $0.70
2017	129	$0.48 - $0.72
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2017 and estimated purchases for 2018 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound
2018 (estimated)	82	$0.36 - $0.63
2017	103	$0.39 - $1.42
OMNOVA had sales price index contracts related to approximately 27% of its sales in the first three months of 2018. These contract indexes are generally comprised of several components: a negotiated fixed amount per pound, and the market price of key raw materials (i.e., styrene and butadiene). The indexed contracts provide that OMNOVA will pass-through the increases or decreases of key raw materials, generally within a 30 to 60 day period. Indexed contracts vary in length, generally from 12 to 36 months.
The majority of OMNOVA's customers do not maintain indexed contracts. Instead, the Company negotiates pricing with each customer based on the cost of the raw material components of the products being purchased and the value-added performance attributes of those products. The Company's pricing objective, which may or may not be met, is to recover raw material price increases for these non-indexed contracts within three months.

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

Results of Operations for the Three Months Ended February 28, 2018 Compared to the Three Months Ended February 28, 2017
The Company's net sales in the first three months of 2018 were $178.7 million, compared to $174.6 million in the first three months of 2017. China Coated Fabrics ("CCF"), which was sold in July 2017, accounted for $5.7 million in sales during the first quarter of 2017. Excluding the effect of CCF, net sales increased $9.8 million, or 5.8%, during the first quarter of 2018. The Specialty Solutions business segment sales increased $15.5 million, or 16.5%, and Performance Materials business segment sales decreased by $5.7 million, or 7.6%, excluding the CCF sales. Contributing to the net sales increase in 2018 were improved volume of $6.3 million and favorable foreign exchange of $7.4 million, which was partially offset by unfavorable price and mix of $4.1 million.
Gross profit in the first three months of 2018 was $46.6 million with a gross profit margin of 26.1%, compared to $43.9 million and 25.1% in the first three months of 2017. The increase in gross profit was due to the improved volumes, favorable foreign exchange, shift in mix from performance materials to specialty, and the impact of previous cost reduction actions, partially offset by higher raw material costs.
Selling, general, and administrative expense in the first three months of 2018 was $28.7 million, or 16.1% of net sales, compared to $29.2 million, or 16.7% of net sales, in the first three months of 2017. The decrease in expense for the first three months of 2018 is primarily due to cost reduction initiatives and the sale of CCF, partially offset by inflation, unfavorable foreign exchange, and investments in specialty markets.
Interest expense was $5.1 million in the first three months of 2018, compared to $5.2 million for the first three months of 2017. The decrease in the current year is due to the $40 million debt prepayment in December 2017, partially offset by higher interest rates.
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Job Act (the “Tax Act”) was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending November 30, 2018, including, but not limited to, reduction of the federal corporate rate from 35% to 21%

effective January 1, 2018, creating a participation exemption regime for future distributions of foreign earnings, imposing a one-time transition tax on a taxpayer’s foreign subsidiaries earnings not previously subject to U.S. taxation and allowing bonus depreciation for full expensing of qualified property. The decrease in the U.S. federal corporate tax rate from 35% to 21%, which is effective as of January 1, 2018, results in a blended statutory tax rate of 22.2% for the fiscal year ending November 30, 2018.
The Tax Act also establishes new tax laws that may affect the Company’s fiscal year 2019 and forward, including, but not limited to, reduction of the U.S. federal corporate tax rate as mentioned above, repeal of the corporate alternative minimum tax (AMT), a new limitation on deductible interest expense, limitations on the deductibility of certain executive compensation and new taxes on certain foreign-sourced earnings.
The Company recorded an income tax benefit of $5.1 million and $1.6 million for the three months ended February 28, 2018 and 2017, respectively. The Company’s effective tax rate for the first three months of 2018 was different than its U.S. federal statutory rate primarily due to discrete items related to the Tax Act. These items included $4.1 million income tax benefit related to the re-measurement of the U.S. deferred taxes as the U.S. federal tax rate was reduced from 35% to 21% and $0.9 million income tax benefit associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the Tax Act. In addition during the first quarter 2018, the Company discretely recognized $0.8 million income tax benefit related to the impact of a French tax rate change on the Company’s deferred tax liabilities. The French tax rate was reduced to 25% beginning in 2022. The Company’s effective tax rate for the first three months of 2017 was different than its U.S. federal statutory rate primarily due to discrete items including a $1.6 million benefit related to the reversal of French deemed distribution legislation in the first quarter of 2017 and a $1.8 million benefit related to the impact of a French tax rate change on the Company's deferred tax liabilities. The French tax rate was reduced from 33.3% to 28.0% beginning in 2020. The discrete benefits were partially offset by losses in jurisdictions in which no tax benefit exists.
The Company generated net income of $7.3 million, or $0.16 per diluted share, in the first three months of 2018, compared to net income of $3.6 million, or $0.08 per diluted share, in the first three months of 2017.
Segment Discussion
The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income from continuing operations before income taxes:

	Three Months Ended February 28,
	2018	2017
	(Dollars in millions)
Net Sales:
Specialty Solutions	$109.2	$93.7
Performance Materials	69.5	80.9
Total Net Sales	$178.7	$174.6

Segment Operating Profit:
Specialty Solutions	$13.6	9.5
Performance Materials	2.1	4.7
Total Segment Operating Profit	15.7	14.2
Interest expense	(5.1)	(5.2)
Corporate expense	(8.4)	(7.0)
Income (Loss) Before Income Taxes	$2.2	$2.0
Specialty Solutions
Specialty Solutions net sales increased $15.5 million, or 16.5%, to $109.2 million in the first three months of 2018 from $93.7 million in the first three months of 2017 primarily due to favorable volume of $15.2 million and favorable foreign currency translation of $4.3 million, partially offset by unfavorable price and mix of $4.0 million.
Segment operating profit was $13.6 million for the first three months of 2018, compared to $9.5 million for the first three months of 2017. Segment operating profit increased 45.9% in the first three months of 2018 as a result of improved volumes and lower costs as a result of cost reduction initiatives, which were partially offset by higher raw material costs. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments.

Those items for the first three months of 2018 were $0.7 million of severance costs and $0.4 million of acquisition and integration related expenses. These items for 2017 included $0.5 million of severance costs.
Performance Materials
Performance Materials' net sales decreased $11.4 million, or 14.1%, to $69.5 million during the first three months of 2018, compared to $80.9 million during the first three months of 2017. The divestiture of the Company's CCF operations in July 2017 resulted in a reduction in net sales of $5.7 million. Excluding CCF, sales decreased $5.7 million, or 7.6%, primarily from lower volumes resulting from the Company's transitioning away from the commodity paper coatings market, partially offset by stronger volumes in Carpet.

This segment generated operating profit of $2.1 million in the first three months of 2018 compared to operating profit of $4.7 million in the first three months of 2017. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first three months of 2018 and 2017 included $0.2 and $0.1 million of environmental expense, respectively. Operating profit in 2018 decreased $2.3 million, or 52.3% compared to 2017, driven by lower volumes and higher raw material costs, which were partially offset by lower SG&A spending.
Corporate
Corporate expenses were $8.4 million in the first three months of 2018, compared to $7.0 million in the first three months of 2017. The increase is primarily due to $0.6 million of severance costs associated with the "One OMNOVA" efficiency and expense reduction initiative and the write-off of deferred financing fees of $0.8 million.
Financial Resources

	Three Months Ended February 28,
	2018	2017	Change
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(8.0)	$(4.7)	$(3.3)
Net cash provided by (used in) investing activities	$(3.3)	$.1	$(3.4)
Net cash provided by (used in) financing activities	$(41.5)	$(2.7)	$(38.8)
Net increase (decrease) in cash and cash equivalents	$(51.9)	$(7.6)	$(44.3)

Cash used in operating activities was $8.0 million and $4.7 million for the three months ended February 28, 2018 and 2017, respectively. Cash used in 2018 compared to 2017 increased primarily due to an increase in accounts receivable due to the higher sales and higher inventory levels. However, total working capital days improved in the first quarter of 2018 compared to the first quarter of 2017, decreasing from 69.1 days to 67.3 days year-over-year, primarily driven by the Company's focused effort on working capital improvement.

Cash used in investing activities was $3.3 million in the three months ended February 28, 2018 compared to cash provided of $0.1 million in the three months ended February 28, 2017. Cash used in 2018 was primarily for routine ongoing capital expenditures. Cash provided in 2017 was a result of the collection of a $3.8 million note receivable, offset by capital expenditures of $3.7 million. The Company expects approximately $25.0 million of capital expenditures during 2018. Capital expenditures are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used by financing activities was $41.5 million and $2.7 million in the three months ended February 28, 2018 and 2017, respectively. The first quarter of 2018 includes debt repayments of $41.0 million and $0.5 million for employee withholding taxes on the Company's share-based compensation programs. Financing activities for the first quarter of 2017 include debt repayments of $1.0 million and $1.7 million for employee withholding taxes on the Company's share-based compensation programs. Total debt was $320.8 million as of February 28, 2018, which includes $304.8 million for the Term Loan and $16.0 million for capital lease obligations, compared to $361.8 million as of November 30, 2017.

The Company’s cash balance of $36.1 million as of February 28, 2018 consists of $3.8 million in the U.S., $19.7 million in Asia and $12.6 million in Europe. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may require certain tax considerations if repatriated and may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its cash requirements for at least the next twelve months.

Debt
Information regarding the Company's debt is disclosed in the Debt and Credit Lines footnote to the Company's Unaudited Interim Consolidated Financial Statements.
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
Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended November 30, 2017, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2018 reflects reserves for environmental remediation of $1.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At February 28, 2018, the Company employed approximately 1,800 employees globally. Approximately 11% of the Company’s U.S. employees are covered by collective bargaining agreements in the United States of which approximately 60 employees are covered by agreements that expire within the next 12 months. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

New Accounting Pronouncements

New accounting pronouncements impacting the Company are disclosed in the Basis of Presentation note to the Company’s Unaudited Consolidated Financial Statements.

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

Risks and uncertainties that may adversely affect our business, operations, assets, or other matters affecting the Company and may cause actual results and the value of your investment in OMNOVA to materially differ from expectations include, but are not limited to: 1) the Company's exposure to general economic, business, and industry conditions; (2) the risk of doing business in foreign countries and markets; (3) changes in raw material prices and availability; (4) the highly competitive markets the Company serves and continued consolidations among its competitors and customer base; (5) extraordinary events such as natural disasters, political disruptions, terrorist attacks and acts of war; (6) extensive and increasing governmental regulation, including environmental, health and safety regulations; (7) the Company's failure to protect its intellectual property or defend itself from intellectual property claims; (8) claims and litigation; (9) changes in accounting policies, standards, and interpretations; (10) the actions of activist shareholders; (11) the Company's inability to achieve or achieve in a timely manner the objectives and benefits of cost reduction initiatives; (12) the Company's ability to develop and commercialize new products at competitive prices; (13) the Company's use of purchase orders rather than long-term contracts for most of its business; (14) the disproportionate impact of certain product lines on the Company's operating profitability; (15) customer credit risk; (16) the Company's ability to identify and complete strategic transactions; (17) the Company’s ability to successfully integrate acquired companies; (18) unanticipated capital expenditures; (19) risks associated with the use, production, storage, and transportation of chemicals; (20) information system failures and breaches in security; (21) continued increases in healthcare costs; (22) the Company's ability retain or attract key employees; (23) the Company's ability to renew collective bargaining agreements with employees on acceptable terms and the risk of work stoppages; (24) the Company's contribution obligations under its U.S. pension plan; (25) the Company's reliance on foreign financial institutions to hold some of its funds; (26) the effect of goodwill impairment charges; (27) the volatility in the market price of the Company’s common shares; (28) the Company's substantial debt position; (29) a decision to incur additional debt; (30) the operational and financial restrictions contained in the Company's debt agreements; (31) the effects of a default under the Company's term loan or revolving credit facility; (32) the Company's ability to generate sufficient cash to service its outstanding debt; and (33) the Company's subsidiaries' ability to provide the Company with cash.

We provide greater detail regarding these risks and uncertainties in our 2017 Form 10-K and subsequent filings, which are available online at www.omnova.com and www.sec.gov.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in the Debt and Credit Lines note to the Unaudited Consolidated Financial Statements, the Company’s Term Loan Facility and non-U.S. borrowings bear interest at variable rates. Total, borrowings under the Term Loan B, and the Facility were $304.8 million as of February 28, 2018. There were no non-U.S. borrowings with banks as of February 28, 2018. The weighted average effective interest rate of the Company’s outstanding debt was 5.70% as of February 28, 2018. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $3.0 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $16.8 million as of February 28, 2018, which is included in accumulated other comprehensive loss.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 28, 2018 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2017. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations, or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations, or cash flows.

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

The following table summarizes the Company’s activity related to its common shares for the three months ended February 28, 2018.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
December 1-31	2,500	$7.31	—	—
January 1-31	33,497	$9.94	—	—
February 1-28	4,150	$7.53	—	—
Total	40,147	$8.26	—

(a) Share repurchases resulted from common shares deemed surrendered by employees in connection with the Company’s stock compensation and benefit plans to satisfy tax obligations.
Item 6. Exhibits

a.) Exhibits
10.1	Separation Agreement and Release, dated January 16, 2018, by and between Jay T. Austin and OMNOVA Solutions, Inc. (x)
12.1	Ratio of Earnings to fixed charges.(x)
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2018, filed with the SEC on March 28, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2018 and 2017; (iii) the Consolidated Statements of Financial Position at February 28, 2018 and November 30, 2017; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2018 and 2017; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	March 28, 2018	By	/s/ Anne P. Noonan
Anne P. Noonan President and Chief Executive Officer (Principal Executive Officer)

Date:	March 28, 2018	By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer)

Date:	March 28, 2018	By	/s/ Donald B. McMillan
Donald B. McMillan Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Separation Agreement and Release, dated January 16, 2018, by and between Jay T. Austin and OMNOVA Solutions, Inc. (x)
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2018, filed with the SEC on March 28, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income for the three months ended February 28, 2018 and 2017; (iii) the Consolidated Statements of Financial Position at February 28, 2018 and November 30, 2017; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2018 and 2017; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.