Form 10-Q
period 2018-05-31
OMNOVA SOLUTIONS INC
filed 2018-06-28
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended May 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES  ☐    NO  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
At May 31, 2018, there were 44,872,118 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements

OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
	(Dollars in millions, except per share data)
Net sales	$206.3	$221.3	$385.0	$395.9
Cost of goods sold (exclusive of depreciation)	154.7	168.1	286.8	298.8
Gross profit	51.6	53.2	98.2	97.1

Other costs and expenses:
Selling, general and administrative	27.4	30.1	56.1	59.3
Depreciation and amortization	7.3	6.9	14.5	13.6
Asset impairments	.4	12.9	.4	12.9
Restructuring and severance	.2	3.6	1.5	4.6
Interest expense	4.6	5.3	9.7	10.5
Debt issuance costs write-off	—	—	.8	—
Acquisition and integration related expense	.3	—	.9	—
Other (income) loss, net	.5	(1.7)	1.2	(1.9)
Total other costs and expenses	40.7	57.1	85.1	99.0

Income (loss) before income taxes	10.9	(3.9)	13.1	(1.9)
Income tax (benefit) expense	2.5	2.4	(2.6)	.9

Net income (loss)	$8.4	$(6.3)	$15.7	$(2.8)

Income (Loss) Per Share - Basic and Diluted	$.19	$(.14)	$.35	$(.06)

Weighted average shares outstanding - Basic	44.6	44.4	44.6	44.3
Weighted average shares outstanding - Diluted	44.9	44.4	44.9	44.3
See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
	(Dollars in millions)
Net income (loss)	$8.4	$(6.3)	$15.7	$(2.8)

Components of other comprehensive income (loss):
Foreign currency translations:
Unrealized net change during the period	(4.7)	2.7	1.0	4.9
Unrealized net change on intercompany foreign debt during the period	(.9)	3.4	(.3)	1.8
Tax effect	(.1)	(1.2)	(.1)	(1.2)
Foreign currency translations, net of tax	(5.7)	4.9	.6	5.5

Post retirement benefit plans:
Actuarial net (gain) loss:
Amortization of net loss included in net periodic benefit cost	1.1	1.0	2.2	1.9
Tax effect	—	(.5)	—	(.8)
Post-retirement benefit plans, net of tax	1.1	.5	2.2	1.1
Other comprehensive income (loss), net of tax	(4.6)	5.4	2.8	6.6
Comprehensive income (loss)	$3.8	$(.9)	$18.5	$3.8

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Balance Sheets

	May 31, 2018	November 30, 2017
	(Unaudited)	(Audited)
	(Dollars in millions, except share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$52.9	$88.0
Accounts receivable, net	113.5	99.0
Inventories, net	76.5	76.5
Prepaid expenses and other	7.3	12.5
Total Current Assets	250.2	276.0

Property, plant and equipment, net	203.5	208.9
Intangible assets, net	54.2	56.0
Goodwill	66.5	66.3
Other non-current assets	5.3	5.6
Total Assets	$579.7	$612.8

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Amounts due banks	$4.2	$4.2
Accounts payable	86.4	78.3
Accrued payroll and personal property taxes	18.1	26.1
Employee benefits	3.2	2.9
Other current liabilities	8.5	5.1
Total Current Liabilities	120.4	116.6

Long-term debt	308.3	349.8
Post-retirement benefits other than pensions	6.0	6.3
Pension liabilities	67.7	70.5
Deferred income taxes	17.3	23.4
Other non-current liabilities	9.0	8.0
Total Liabilities	528.7	574.6

Shareholders’ Equity
Preferred stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized, 48.3 million shares issued, 44.9 million and 44.8 million outstanding as of May 31, 2018 and November 30, 2017 respectively	4.8	4.8
Additional contributed capital	345.1	343.4
Retained deficit	(150.4)	(159.2)
Treasury stock at cost; 3.4 million shares and 3.5 million shares at May 31, 2018 and November 30, 2017 respectively	(26.0)	(25.5)
Accumulated other comprehensive loss	(122.5)	(125.3)
Total Shareholders’ Equity	51.0	38.2
Total Liabilities and Shareholders’ Equity	$579.7	$612.8

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended May 31,
	2018	2017
	(Dollars in Millions)
Operating Activities:
Net income (loss)	$15.7	$(2.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14.5	13.6
Impairment of long-lived assets	.4	12.9
Amortization and write-off of deferred financing fees	1.4	.7
Non-cash stock compensation expense	1.8	1.0
Provision for doubtful accounts	.4	—
Provision for obsolete inventories	.7	.3
Deferred income taxes	(6.5)	—
Other	—	(.1)
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures of businesses:
Accounts receivable	(15.1)	(26.7)
Inventories	(.8)	(1.3)
Other current assets	5.2	6.7
Current liabilities	3.6	6.5
Other non-current assets	(7.6)	1.8
Other non-current liabilities	1.9	(4.0)
Contributions to defined benefit plan	—	(.3)
Net Cash Provided By (Used In) Operating Activities	15.6	8.3

Investing Activities:
Capital expenditures	(7.1)	(9.9)
Proceeds from notes receivable	—	3.8
Business acquisitions	(.1)	(2.5)
Net Cash Provided By (Used In) Investing Activities	(7.2)	(8.6)

Financing Activities:
Proceeds from borrowings	2.3	—
Repayment of debt obligations	(44.4)	(2.1)
Payments for debt refinancing	(1.0)	—
Employee tax withholdings related to redemption of common shares	(.5)	(1.8)
Net Cash Provided By (Used In) Financing Activities	(43.6)	(3.9)
Effect of exchange rate changes on cash and cash equivalents	.1	.8
Net Increase (Decrease) In Cash And Cash Equivalents	(35.1)	(3.4)
Cash and cash equivalents at beginning of period	88.0	72.0
Cash and Cash Equivalents at End of Period	$52.9	$68.6

Supplemental Cash Flow Information:
Cash paid for:
Interest	$8.9	$9.4
Income taxes	$3.3	$1.7

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of May 31, 2018
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
The consolidated financial statements as of May 31, 2018 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
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
Specialty Solutions – The Specialty Solutions segment develops, designs, produces, and markets a broad line of specialty polymers for use in coatings, adhesives, sealants, elastomers, nonwovens, and oil & gas products, as well as laminates and films. These products are used in numerous applications, including architectural and industrial coatings; nonwovens used in hygiene products, filtration and construction; drilling additives for oil and gas exploration and production; elastomeric modification of plastic casings and hoses used in household and industrial products and automobiles; tapes and adhesives; sports surfaces; textile finishes; commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; furnishings; manufactured housing; health care patient and common area furniture; and a variety of industrial films applications. The segment's products enhance our customers’ products performance, including stain, rust and aging resistance; surface modification; gloss; softness or hardness; dimensional stability; high heat and pressure tolerance; and binding and barrier (e.g. moisture, oil) properties.
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
The Performance Materials segment encompasses performance additives, paper coatings, carpet binders, and coated fabrics. This segment includes products that have applications in the paper coatings, paperboard, carpet binders, polymer stabilization, industrial rubbers, and tire cord industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in automotive tires. The Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, automotive soft tops, and automotive after-market applications.
Accounting Standards Adopted in 2018
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers other than inventory. The guidance was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted as of the beginning of the annual reporting period in which the ASU was issued. ASU 2016-16 was adopted by the Company effective December 1, 2017 on a modified retrospective basis, resulting in a $6.9 million adjustment to retained earnings and a reduction in prepaid assets.
Accounting Standards Not Yet Adopted
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss), which allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for standard tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted in any interim period. The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this Update also allow only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which clarified existing guidance on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations, balance sheets, or cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The adoption of this ASU will not have an impact on the Company's balance sheets, results of operations, or cash flows.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. This standard prescribes a five-step model for recognizing revenue, the application of which will require a certain amount of judgment. The provisions of this ASU may be applied retroactively or on a modified retrospective (cumulative effect) basis. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to fiscal 2019. The standard will require additional disclosures in the notes to the consolidated financial statements, including qualitative and quantitative disclosures identifying the nature, amount, timing and significant judgments impacting revenue from contracts with customers.
The Company will adopt ASU 2014-09 during the first quarter of fiscal year 2019 and will utilize the modified retrospective approach and record a cumulative effect adjustment to retained earnings, to the extent necessary, for the impact of any current contracts then meeting the standards' criteria for revenue recognition as of December 1, 2018. The Company is implementing controls to support recognition and disclosure under the new standard. The Company has developed a project plan, identified a project team, and established a project timeline for the implementation of the new standard. The Company is assessing the potential impact of the standard through inquiries of appropriate personnel and by performing contract evaluations to document the various sales terms the Company uses in its sales contracts. The Company has drafted its initial assessment of its current revenue streams which is also being confirmed by various Company personnel. Once this assessment is complete, the Company will be able to determine the impact, if any, on its  consolidated financial statements and related disclosures.
Note B – Financial Instruments and Fair Value Measurements
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and foreign currency rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer that represented more than 10% of the Company’s consolidated net sales during the three and six-month periods ending May 31, 2018, and there was one Performance Materials customer, whose sales were more than 10% of consolidated net sales during the three and six-month periods ending May 31, 2017. There was no single customer who represented more than 10% of the Company’s net trade receivables at May 31, 2018 or November 30, 2017.

Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $350.0 million Term Loan B (balance of $303.9 million at May 31, 2018) and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates.
Foreign Currency Rate Risk
The Company incurs foreign currency rate risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Great Britain Pound Sterling, Renminbi, and Thai Baht.
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries and U.S. Dollar cash holdings in foreign locations. These forward contracts are used on a continuing basis for periods of approximately 30 days, consistent with the underlying hedged transactions. Hedging intends to offset the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased or sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Foreign currency transaction gains and losses, including the impact of foreign currency contracts, that were recorded in the Consolidated Statements of Operations, as a component of other income (loss), were gains of $0.1 million and losses of $0.1 million for the six-month periods ending May 31, 2018 and 2017, respectively.
Derivative Instruments
The Company recognizes the fair value of qualifying derivative instruments as either an asset or a liability within its Consolidated Balance Sheets. For derivative instruments not designated as hedges, the change in fair value of the derivative is recognized in earnings each reporting period. The Company defines fair value as the price that would be received to transfer an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a hierarchy of valuation inputs to measure fair value.
The hierarchy prioritizes the inputs into three broad levels:
Level 1 inputs—Quoted market prices in active markets for identical assets or liabilities.
Level 2 inputs—Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3 inputs—Unobservable inputs that are not corroborated by market data.
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of May 31, 2018 and November 30, 2017:

	Notional Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Millions)
Fair value measurements - May 31, 2018:
Financial assets
Foreign currency exchange contracts	$—	$—	$—	$—	$—
Total assets	$—	$—	$—	$—	$—

Financial liabilities
Contingent consideration[1]	$—	$1.7	$—	$—	$1.7
Foreign currency exchange contracts	15.7	.2	.2	—	—
Total liabilities	$15.7	$1.9	$.2	$—	$1.7

Fair value measurements - November 30, 2017:
Financial assets
Foreign currency exchange contracts	$9.8	$.1	$.1	$—	$—
Total assets	$9.8	$.1	$.1	$—	$—

Financial liabilities
Contingent consideration[1]	$—	$1.0	$—	$—	$1.0
Foreign currency exchange contracts	—	—	—	—	—
Total liabilities	$—	$1.0	$—	$—	$1.0
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at May 31, 2018 are summarized as follows:

Contingent Consideration
(Dollars in Millions)
Balance at November 30, 2017	$1.0
Additions and adjustments	.7
Balance at May 31, 2018	$1.7

There were no other transfers into or out of Level 3 during the first six months of 2018 or 2017.
The fair value of the Company’s Term Loan B at May 31, 2018 approximated $305.4 million, which is more than its book value of $303.9 million as a result of prevailing market rates on the Company’s debt. The fair value of the Term Loan B is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the future cash flows to their present value.
Note C - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the three and six months ended May 31, 2018 and 2017, respectively:

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
	(Dollars in Millions)
Severance Expense:
Specialty Solutions	$—	$.4	$.7	$.6
Performance Materials	.1	1.1	.1	1.4
Corporate	.1	2.1	.7	2.5
Total Severance Costs	$.2	$3.6	$1.5	$4.5
Facility Closure Costs:
Specialty Solutions	$—	$—	$—	$—
Performance Materials	—	—	—	.1
Corporate	—	—	—	—
Total Facility Closure Costs	$—	$—	$—	$.1
Total Restructuring and Severance Costs	$.2	$3.6	$1.5	$4.6

2017 Restructuring Plan

Restructuring and severance expenses of $1.5 million incurred in the first six months of 2018 relate to the One OMNOVA initiative announced during the first quarter of 2017. This initiative is focused on improving functional excellence in marketing, sales, operations, supply chain and technology, as well as various corporate functions. The plan is designed to reduce complexity and drive consistency across the global enterprise through a standardized, integrated business system. Total estimated costs for this initiative are expected to be between $5.0 million and $7.0 million. Total expense incurred to date for this initiative is $5.0 million, of which $4.6 million has been paid as of May 31, 2018 and the remainder is expected to be incurred and paid by the end of 2018.

2016 Restructuring Plan

The Company initiated restructuring and severance activities in 2016 including continued cost reduction and efficiency improvement actions, as well as a change in the Company’s CEO. As of May 31, 2018, $8.9 million was incurred, of which $7.8 million has been paid as of May 31, 2018. The remainder is expected to be paid by the end of 2018.
The following tables summarize the Company's liabilities related to restructuring and severance activities:

	November 30, 2017	2018		May 31, 2018
		Provision	Payments
	(Dollars in millions)
Total	$2.2	$1.5	$2.1	$1.6

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

Note D – Income Taxes
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Job Act (the “Tax Act”) was signed into law. The Securities and Exchange Commission Staff Accounting Bulletin No.118 (“SAB 118”), provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118 guidance, the Company estimated certain effects of the Tax Act and have recorded a provisional net tax benefit of approximately $5.0 million related to the reduction of the U.S. federal corporate income tax rate and repeal of the Alternative Minimum Tax (“AMT”). These provisional amounts were recorded as discrete items in the first quarter 2018. The Company has estimated an income inclusion of $11.6 million related to foreign earnings on which U.S. income taxes were previously deferred. The Company intends to utilize existing net operating loss carryforwards to offset the income inclusion, and therefore does not expect to pay cash taxes related to the transition tax.

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
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable to the full fiscal year for its operations, adjusted each quarter for discrete items. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. The Company recorded an income tax expense of $2.5 million and $2.4 million for the three months ended May 31, 2018 and 2017, respectively, and an income tax benefit of $2.6 million and income tax expense of $0.9 million for the six months ended May 31, 2018 and 2017, respectively. The Company’s effective tax rate for the second quarter of 2018 was similar to the U.S. blended federal statutory tax rate of 22.2%. The Company’s effective tax rate for the second quarter of 2017 was different than the U.S. federal statutory rate primarily due to a foreign impairment for which no tax benefit was allowed. The Company’s effective tax rate for the first six months of 2018 was different than its U.S. federal statutory rate primarily due to discrete items related to the Tax Act that were recorded in the first quarter of 2018. These items included a $4.1 million income tax benefit related to the re-measurement of the U.S. deferred taxes as the U.S. federal tax rate was reduced from 35.0% to 21.0% and a $0.9 million income tax benefit associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the Tax Act. In addition, during the first quarter of 2018, the Company recognized a $0.8 million income tax benefit related to the impact of a French tax rate change on the Company’s deferred tax liabilities. Based on recently enacted French tax legislation during the first quarter of 2018, the French tax rate will be reduced to 25.0% beginning in 2022 and the Company's deferred tax liabilities were reduced to appropriately reflect this legislation as a current period tax benefit. The Company’s effective tax rate for the first six months of 2017 was different than its U.S. federal statutory rate primarily due to a foreign impairment for which no tax benefit was allowed, offset by $3.4 million of tax benefits related to French legislation changes which occurred in the first quarter 2017.
As of November 30, 2017, the Company had $91.1 million of U.S. federal net operating loss carryforwards (NOLCs), $8.6 million of U.S. federal capital loss carryforwards, and $86.8 million of state net operating loss carryforwards. As a result, cash tax payments in the U.S. are expected to be minimal for the foreseeable future. The Company utilized approximately $7.8 million and $15.6 million of federal net operating loss carryforward for the years ended November 30, 2017 and 2016, respectively. If not utilized, the majority of the federal, state and local NOLCs will otherwise expire in tax years 2023 through 2034 and the capital loss will expire in tax year 2022. The Company has a valuation allowance against the U.S. federal and state NOLCs and the U.S. federal capital loss carryforward. As of November 30, 2017, the Company had approximately $45.0 million of foreign NOLC's of which $34.1 million have an indefinite carryforward period. The Company has a valuation allowance against the $34.1 million foreign NOLC's which have an indefinite carryforward period as the Company does not anticipate utilizing these carryforwards.
The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various United States federal, state and local tax authorities, as well as by authorities in non-United States jurisdictions. With limited exceptions, the Company is no longer open to audit by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2013.
Note E – Income (Loss) Per Share
The Company presents both basic and diluted earnings (loss) per common share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares and common equivalent shares outstanding during the reporting period that are calculated using the treasury stock method for share-based awards. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common shares at the average market price during the period.

The following table sets forth the computation of earnings per common share and fully diluted earnings (loss) per common share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
	(Dollars and shares in millions, except per share data)
Numerator
Net income (loss)	$8.4	$(6.3)	$15.7	$(2.8)

Denominator
Denominator for basic earnings (loss) per share - weighted average shares outstanding	44.6	44.4	44.6	44.3
Effect of dilutive securities	.3	—	.3	—
Denominator for dilutive earnings (loss) per share - adjusted weighted average shares and assumed conversions	44.9	44.4	44.9	44.3

Net income (loss) per share - Basic and Diluted	$.19	$(.14)	$.35	$(.06)
Anti-dilutive share equivalents related to share-based incentive compensation are excluded from the computation of dilutive weighted-average shares and were not material for all periods presented.
Note F – Accumulated Other Comprehensive Income (Loss)
The following tables reflect the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended May 31, 2018 and 2017, respectively:

Three months ended May 31, 2018 and 2017	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive (Income) Loss
	(Dollars in millions)
Balance February 28, 2018	$(16.8)	$(101.1)	$(117.9)
Other comprehensive income (loss) before reclassifications	(5.7)	—	(5.7)
Amounts reclassified to earnings (a)	—	1.1	1.1
Balance May 31, 2018	$(22.5)	$(100.0)	$(122.5)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive (Income) Loss
	(Dollars in millions)
Balance February 28, 2017	$(28.9)	$(108.3)	$(137.2)
Other comprehensive income (loss) before reclassifications	4.9	—	4.9
Amounts reclassified to earnings (a)	—	.5	.5
Balance May 31, 2017	$(24.0)	$(107.8)	$(131.8)

Six months ended May 31, 2018 and 2017	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance November 30, 2017	$(23.1)	$(102.2)	$(125.3)
Other comprehensive income (loss) before reclassifications	.6	—	.6
Amounts reclassified to earnings	—	2.2	2.2
Balance May 31, 2018	$(22.5)	$(100.0)	$(122.5)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance - November 30, 2016	$(29.5)	$(108.9)	$(138.4)
Other comprehensive income (loss) before reclassifications	5.5	—	5.5
Amounts reclassified to earnings	—	1.1	1.1
Balance May 31, 2017	$(24.0)	$(107.8)	$(131.8)

(a) Amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit plans were included in net periodic benefit expense.
Note G – Inventories
Inventories are stated at net realizable value. Certain U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $55.2 million, or 55.0%, and $50.7 million, or 52.1%, of inventories at May 31, 2018 and November 30, 2017, respectively. The remaining portion of inventories, which are primarily located outside of the U.S., are valued using costing methods that approximate the first-in, first-out (“FIFO”) or average cost methods. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

	May 31, 2018	November 30, 2017
	(Dollars in Millions)
Raw materials and supplies	$30.8	$30.6
Work-in-process	5.7	4.5
Finished goods	63.8	62.1
Inventories, gross	100.3	97.2
LIFO reserve	(16.7)	(14.3)
Obsolescence reserve	(7.1)	(6.4)
Inventories, net	$76.5	$76.5
Note H – Debt and Credit Lines
Debt obligations due within the next twelve months consist of the following:

	May 31, 2018	November 30, 2017
	(Dollars in Millions)
$350 million Term Loan B – current portion (interest at 5.15% and 5.49%, respectively)	$3.5	$3.5
Capital lease obligations	.7	.7
Total	$4.2	$4.2
The Company’s long-term debt consists of the following:

	May 31, 2018	November 30, 2017
	(Dollars in millions)
$350 million Term Loan B	$303.9	$345.6
Capital lease obligations	15.9	16.2
Total debt	319.8	361.8
Less: current portion	(4.2)	(4.2)
Unamortized original issue discount	(2.3)	(2.8)
Debt issuance costs	(5.0)	(5.0)
Total long-term debt, net of current portion	$308.3	$349.8
The Company's U.S. debt facilities include a $350.0 million Term Loan B ("Term Loan B") and a Senior Revolving Credit Facility (“Facility”). The Term Loan B was issued at a discount of $3.5 million which is reflected as unamortized original issue discount.
The weighted-average interest rate on the Company’s debt was 5.04% and 5.22% during the second quarters of 2018 and 2017, respectively.
Term Loan
The Company's Term Loan B matures on August 26, 2023 and is primarily secured by all real property, plant, and equipment of the Company's U.S. facilities and fully and unconditionally and jointly and severally guaranteed by the material U.S. subsidiaries of the Company. The Term Loan B contains affirmative and negative covenants, including limitations on additional debt, certain investments, and acquisitions outside of the Company’s line of business.

On March 2, 2018, the Company amended its Term Loan B Agreement. Primarily, the Term Loan Amendment (1) reduces the margins for borrowings under the Term Loan Agreement by 100 basis points to 3.25% for Eurodollar rate loans and 2.25% for base rate loans and (2) permits the Company to request additional term loans or incremental equivalent debt borrowings (the “Additional Term Loans”) in a maximum aggregate amount equal to the greater of (a) $120.0 million (an increase from $85.0 million previously) and (b) an aggregate principal amount such that, on a pro forma basis (giving effect to any Additional Term Loans), the Company’s senior secured leverage ratio will not exceed 4.0 to 1.0.

Senior Revolving Credit Facility
The Company also maintains a Senior Revolving Credit Facility (the "Facility") which matures on August 26, 2021. The Facility is secured by U.S. accounts receivable, inventory and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan B, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25.0 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1.0 as defined in the agreement. The Company was in compliance with this requirement at May 31, 2018. At May 31, 2018 there were no amounts borrowed under the Facility and the amount available for borrowing under the Facility was $78.8 million.
Eurodollar Revolving Loan
On May 31, 2018, the Company established a €16.0 million Eurodollar Revolving Loan ("Revolver") to provide additional liquidity and working capital flexibility in Europe. The terms of the Revolver mirror the Company's U.S. Facility, including the maturity date of August 26, 2021. This facility contains a €9.0 million expansion feature the Company may exercise in the future to gain additional liquidity should secured collateral of accounts receivable increase. At May 31, 2018 there were no amounts borrowed under the Revolver and the amount available for borrowing under the Revolver was €13.7 million.
Other Debt
The Company maintains borrowing facilities at certain of its foreign subsidiaries, which consist of working capital credit lines and facilities for the issuance of letters of credit. Total borrowing capacity for foreign working capital credit lines and letters of credit facilities was $7.5 million at May 31, 2018, all of which was available for utilization. At November 30, 2017 $7.0 million was available, all of which was available for utilization. These letters of credit support commitments made in the ordinary course of business.
Capital Lease Obligations

At May 31, 2018, the Company had net assets under capital leases totaling $15.4 million, which are included in property, plant, and equipment in the accompanying Consolidated Balance Sheets.

The following is a schedule by year of future minimum lease payments under the Company's capital lease together with the present value of the net future minimum lease payments as of May 31, 2018:

Year Ending November 30:	(Dollars in millions)
2018	$.7
2019	1.5
2020	1.5
2021	1.4
2022	1.4
Thereafter	16.6
Total minimum lease payments	23.1
Less: Amount representing estimated executory costs	(.5)
Net minimum lease payments	22.6
Less: Amount representing interest	(6.7)
Present value of minimum lease payments	$15.9
Debt Issuance Costs and Original Issue Discounts
Debt issuance costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of debt issuance costs and original issue discounts is included as a component of interest expense and was $0.3 million and $0.4 million for the quarter ended May 31, 2018 and 2017, and $0.6 million and $0.7 million for the six months ended ended May 31, 2018 and 2017.
During the first quarter ended February 28, 2018, the Company made a $40.0 million prepayment and determined that this constituted a partial extinguishment of debt and as such, wrote-off $0.8 million of debt issuance costs and original issue discounts
On March 2, 2018, the Company amended its Term Loan B Agreement and the Company incurred $0.9 million of additional deferred financing fees which are being amortized over the remaining term of the loan.

Note I – Share-Based Employee Compensation
The Company provides compensation benefits to employees under the OMNOVA Solutions 2017 Equity Incentive Plan (the “Plan”), which was approved by shareholders on March 22, 2017. The Plan permits the Company to grant to officers, key employees and non-employee directors of the Company incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan authorizes the issuance of Company common shares in the aggregate for (a) awards of options rights to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) restricted share units, or (e) appreciation rights. Shares granted under the Plan may be either newly issued shares or treasury shares or both. As of May 31, 2018, approximately 2.1 million Company common shares remained available for grants under the Plan. All options granted under the Plan are granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years. Prior to March 22, 2017, the Company granted equity compensation under the OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan, which had substantially similar features.
During the six months ended May 31, 2018, the Company granted Performance Share Units ("PSU's") to its executive officers. The PSU's provide recipients the right to receive the Company's common shares if specified performance goals, including a performance goal relative to peers, are met over a three fiscal year measurement period. Each grantee receives a target grant of PSU's, but may earn between 0% and 200% (or in the case of the Company's Chief Executive Officer, between 0% and 160%) of the target grant depending on the Company's performance against the stated performance goals.
Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). The fair value of Restricted Share Awards ("RSA's"), Restricted Share Units ("RSU's"), and PSU's are determined based on the closing market price of the Company’s ordinary shares at the date of grant. RSU's entitle the holder to receive one ordinary share for each RSU at vesting, generally over a three year period from the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.
Compensation expense for all share-based payments included in general and administrative expense was $0.9 million and $1.0 million for the first six months of 2018 and 2017 respectively.
As of May 31, 2018, there was $3.8 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
A summary of the RSA, RSU and PSU activity for 2018 follows:

	Restricted Share Awards & Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at December 1, 2017	567,600	$7.08
Granted	267,700	$10.70
Vested	(116,300)	$6.82
Canceled and Forfeited	(25,350)	$7.33
Nonvested at May 31, 2018	693,650	$8.59

The Company also provides eligible employees the opportunity to purchase Company common shares through payroll deductions under the OMNOVA Solutions Employee Share Purchase Plan (the "ESPP"). The purchase price for common shares purchased from the Company will be 85% of the closing price of the common shares on the New York Stock Exchange ("NYSE") on the investment date. Participants may contribute funds to the ESPP, not to exceed twenty-five thousand dollars in any calendar year. If a participant terminates his or her employment with the Company or its subsidiaries, the participant's participation will immediately terminate, uninvested funds will be remitted to the participant and the participant's account will be converted to a regular brokerage account. As of May 31, 2018, there were approximately 22,000 shares held by eligible participants through the ESPP.
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
Net periodic benefit cost (income) consisted of the following for the three and six month periods ending May 31, 2018 and 2017:

	Pension Plans		Health Care Plans
	(Dollars in Millions)
Three months ended May 31, 2018 and 2017	2018	2017	2018	2017
Service costs	$.7	$.7	$—	$—
Interest costs	2.2	2.3	—	.1
Expected return on plan assets	(3.9)	(3.8)	—	—
Amortization of net actuarial (gain) loss	1.3	1.3	(.2)	(.3)
Net periodic cost (benefit)	$.3	$.5	$(.2)	$(.2)

	Pension Plans		Health Care Plans
	(Dollars in millions)
Six months ended May 31, 2018 and 2017	2018	2017	2018	2017
Service costs	$1.3	$1.4	$—	$—
Interest costs	4.5	4.6	.1	.2
Expected return on plan assets	(7.8)	(7.6)	—	—
Amortization of net actuarial (gain) loss	2.7	2.5	(.5)	(.6)
Net periodic cost (benefit)	$.7	$.9	$(.4)	$(.4)
The Company expects to contribute $6.4 million to its pension plans during fiscal 2018. There were no contributions made during the first six months of 2018.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.6 million and $0.7 million for the second quarter of 2018 and 2017 respectively and $1.4 million and $1.6 million for the first six months of 2018 and 2017 respectively.
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
The following table sets forth a summary of operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to consolidated income (loss) before income taxes:

	Three Months Ended May 31,		Six Months Ended May 31,
	2018	2017	2018	2017
	(Dollars in Millions)
Net Sales:
Specialty Solutions	$128.8	$121.5	$238.0	$215.2
Performance Materials	77.5	99.8	147.0	180.7
Total Net Sales	$206.3	$221.3	$385.0	$395.9
Segment Operating Profit:
Specialty Solutions	$21.9	$17.3	$35.5	$26.8
Performance Materials	.1	(7.2)	2.2	(2.5)
Total segment operating profit	22.0	10.1	37.7	24.3
Interest expense	(4.6)	(5.3)	(9.7)	(10.5)
Corporate expenses	(6.5)	(8.7)	(14.9)	(15.7)
Income (Loss) Before Income Taxes	$10.9	$(3.9)	$13.1	$(1.9)

Note M - Asset Impairment

In late May 2017, Management approved a plan for the Company to sell its China coated fabrics manufacturing operations. As a result, the Company determined that the disposal group was impaired and recognized an impairment charge of $12.9 million, which is included in the results of the Performance Materials segment. Included in the impairment charge is the recognition of deferred foreign currency translation gains of $6.1 million, which was previously recorded in accumulated other comprehensive income (loss) ("AOCI"). The Company continues to manufacture and sell coated fabric products in the Asian region. Management considered other qualitative and quantitative factors and concluded this did not represent a strategic shift in business.

Note N - Subsequent Event

On June 25, 2018, the Board of Directors of the Company approved actions to optimize the Company's manufacturing footprint as part of the Company's specialization strategy and in response to changing market conditions. The Company will close its styrene butadiene manufacturing facility in Green Bay, Wisconsin, moving production to its Mogadore, Ohio facility. The Company expects this transition to be completed by the third quarter of 2019.

As a result of the planned actions, the Company expects to recognize charges of approximately $17.0 - $20.0 million through 2019, including a non-cash impairment charge of approximately $9.0 - $12.0 million that the Company will record in the third quarter of 2018. Severance and retention costs ranging from approximately $2.0 - $3.0 million and production transition, facility conversion and other associated costs ranging from approximately $3.0 - $5.0 million are expected to result in total cash expenditures ranging from approximately $5.0 - $8.0 million.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in the Debt and Credit Lines note to the Unaudited Consolidated Financial Statements, the Company’s debt bears interest at variable rates. Total borrowings for the Company's debt were $303.9 million as of May 31, 2018. The weighted average effective interest rate of the Company’s outstanding debt was 5.04% as of May 31, 2018. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by $3.1 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $22.5 million as of May 31, 2018, which is included in accumulated other comprehensive loss.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2018 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has two operating segments: one focused on its specialty businesses and one focused on the Company’s more mature businesses. Product lines are grouped within these segments because they share similar end market characteristics and executional strategies.
Specialty Solutions – The Specialty Solutions segment develops, designs, produces, and markets a broad line of specialty polymers for use in coatings, adhesives, sealants, elastomers, nonwovens, and oil & gas products, as well as laminates and films. These products are used in numerous applications, including architectural and industrial coatings; nonwovens used in hygiene products, filtration and construction; drilling additives for oil and gas exploration and production; elastomeric modification of plastic casings and hoses used in household and industrial products and automobiles; tapes and adhesives; sports surfaces; textile finishes; commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; furnishings; manufactured housing; health care patient and common area furniture; and a variety of industrial films applications. The segment's products are functional ingredients or compounds that improve the performance of customers' products, including stain, rust and aging resistance; surface modification; gloss; softness or hardness; dimensional stability; high heat and pressure tolerance; and binding and barrier (e.g. moisture, oil) properties.
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
The Performance Materials segment encompasses performance additives, paper coatings, carpet binders, and coated fabrics. This segment includes products that have applications in the paper coatings, paperboard, carpet binders, polymer stabilization, industrial rubbers, and tire cord industries. Paper and paperboard coatings are used in magazines, catalogs, direct mail advertising, brochures, printed reports, food cartons, household, and other consumer and industrial packaging. Carpet binders are used to secure carpet fibers to carpet backing and meet stringent manufacturing, environmental, odor, flammability, and flexible installation requirements. Tire cord is used in automotive tires. The Coated Fabrics product line applications include upholstery used in refurbishment and new construction for the commercial office, hospitality, health care, retail, education and restaurant markets, marine and transportation seating, commercial and residential furniture, automotive soft tops, and automotive after-market applications.

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
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2017 and estimated purchases for 2018 and an estimated range of market prices are as follows:

	Pounds Purchased (in Millions)	Market Price Range Per Pound

2018 (estimated)	87	$0.36 - $0.82
2017	103	$0.39 - $1.42
OMNOVA had sales price index contracts related to approximately 26% of its sales in the first six months of 2018. These contract indexes are generally comprised of several components: a negotiated fixed amount per pound, and the market price of key raw materials (i.e., styrene and butadiene). The indexed contracts provide that OMNOVA will pass-through the increases or decreases of key raw materials, generally within a 30 to 60 day period. Indexed contracts vary in length, generally from 12 to 36 months.
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
Key financial measures utilized by Management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include sales and pricing; gross profit; selling, general, and administrative expenses; adjusted operating profit (loss); adjusted net income (loss); consolidated earnings (loss) before interest, taxes, depreciation, and amortization (“EBITDA”) as set forth in the Net Leverage Ratio in the Company’s $350,000,000 Term Loan Credit Agreement; Adjusted EBITDA, working capital; operating cash flows; capital expenditures; cash interest expense; adjusted earnings per share; and applicable ratios, such as inventory turnover; working capital turnover; return on sales and assets; and leverage ratios. These measures, as well as objectives established by the Company's Board of Directors, are reviewed at monthly, quarterly, and annual intervals and compared with historical periods.

Results of Operations for the Three months ended May 31, 2018 Compared to the Three months ended May 31, 2017
The Company's net sales in the second quarter of 2018 were $206.3 million compared to $221.3 million in the second quarter of 2017. China Coated Fabrics (CCF), which was sold in July 2017, accounted for $3.9 million in sales during the second quarter of 2017. Excluding the effect of CCF, sales decreased 5.1%. Specialty Solutions sales increased $7.3 million, or 6.0%, and Performance Materials sales decreased 18.4 million, or 19.2%, excluding the effect of CCF. Contributing to the net sales decrease in 2018 were unfavorable pricing and mix of $9.9 million, and declining volume of $7.8 million, mainly in Performance Materials which were partially offset by favorable foreign exchange of $6.6 million.
Gross profit in the second quarter of 2018 was $51.6 million with a gross profit margin of 25.0%, compared to gross profit of $53.2 million and a gross profit margin of 24.0% in the second quarter of 2017. The decrease in gross profit dollars resulted from lower pricing and volumes, primarily within Performance Materials. Pricing, volume and gross profit decreased primarily due to continued soft market conditions in nonwovens and paper, which were partially offset by improved volume in oil & gas, laminates, films, and home and personal care.
Selling, general and administrative expense in the second quarter of 2018 was $27.4 million, compared to $30.1 million in the second quarter of 2017. The $2.7 million, or 9.0%, decrease reflects the sale of CCF, reduced incentive compensation and the One OMNOVA cost reduction initiatives.
Interest expense in the second quarter of 2018 was $4.6 million, compared to $5.3 million in the second quarter of 2017. The decrease of $0.7 million, or 13.2%, was primarily attributed to a lower outstanding debt balance resulting from a $40.0 million debt prepayment in December 2017.
The Company recorded income tax expense of $2.5 million and $2.4 million for the three months ended May 31, 2018 and 2017, respectively. The Company’s effective tax rate for the second quarter of 2018 was similar to the U.S. blended federal statutory tax rate of 22.2%. The Company’s effective tax rate for the second quarter of 2017 was different than the U.S. federal statutory rate primarily due to the impairment recognized for CCF for which no tax benefit was allowed.
Net income for the second quarter of 2018 was $8.4 million, or $0.19 per diluted share, compared to net loss of $6.3 million, or $0.14 per basic share, during the same quarter in the prior year.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income taxes:

	Three Months Ended May 31,
	2018	2017
	(Dollars in millions)
Net Sales:
Specialty Solutions	$128.8	$121.5
Performance Materials	77.5	99.8
Consolidated Net Sales	$206.3	$221.3

Segment Operating Profit:
Specialty Solutions	$21.9	$17.3
Performance Materials	.1	(7.2)
Total Segment Operating Profit	22.0	10.1
Interest expense	(4.6)	(5.3)
Corporate expense	(6.5)	(8.7)
Consolidated Income (Loss) Before Income Taxes	$10.9	$(3.9)

Specialty Solutions

Specialty Solutions' net sales increased $7.3 million, or 6.0%, to $128.8 million in the second quarter of 2018 from $121.5 million in the second quarter of 2017. The improvement was primarily driven by favorable foreign exchange of $4.5 million and volume increases of $2.9 million, partially offset by unfavorable pricing and mix of $0.1 million, compared to the same quarter last year. Volumes were strong in oil & gas, laminates & films and home & personal care but weak in nonwovens compared to the same quarter last year. Foreign exchange had a favorable impact across all markets.

Segment operating profit was $21.9 million for the second quarter of 2018 compared to $17.3 million for the second quarter of 2017. The increase of $4.6 million or 26.6% for the second quarter of 2018, compared to the same quarter last year, was due to improved volumes and SG&A savings resulting from cost reduction initiatives. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2018 were $0.1 million of asset impairment charges, facility and other closure costs. Those items for 2017 included $0.4 million of restructuring and severance costs.
Performance Materials
Performance Materials net sales decreased $22.3 million, or 22.3%, to $77.5 million during the second quarter of 2018, compared to $99.8 million during the second quarter of 2017. The divestiture of the Company's CCF operations in July 2017 resulted in a reduction in net sales of $3.9 million. Excluding CCF, sales decreased $18.4 million, or 19.2%, primarily from lower volumes and price in paper coatings, resulting from the Company's continued strategic transition away from the commodity paper coatings market. Sales were strong in reinforcing resins, carpet and tire cord markets.

Segment operating profit was $0.1 million for the second quarter of 2018 compared to an operating loss of $7.2 million in the second quarter of 2017, an increase of $7.3 million or 101.4%. Operating profit improved as a result of favorable mix and SG&A savings, which were partially offset by lower volumes and unfavorable pricing. Operating profit includes items that management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2018 were primarily $0.4 million of asset impairment, facility and other closure costs. Those items for 2017 included $12.8 million of non-cash asset impairment charges, $1.1 million of restructuring and severance, which were partially offset by a $2.5 million favorable adjustment to the Company's environmental reserves.

Corporate

Corporate expenses were $6.5 million in the second quarter of 2018, compared to $8.7 million in the second quarter of 2017. SG&A expenses were lower during the current year resulting from reduced incentive compensation expense and prior year restructuring activities associated with the implementation of the One OMNOVA corporate support structure.

Results of Operations for the Six Months Ended May 31, 2018 Compared to the Six Months Ended May 31, 2017
The Company's net sales in the first six months of 2018 were $385.0 million, compared to $395.9 million in the first six months of 2017. China Coated Fabrics ("CCF"), which was sold in July 2017, accounted for $9.7 million in sales during the first six months of 2017. Excluding the effect of CCF, net sales decreased $1.2 million, or 0.3%, during the first six months of 2018. The Specialty Solutions business segment sales increased $22.8 million, or 10.6%, and Performance Materials business segment sales decreased by $24.0 million, or 14.0%, excluding the CCF sales. Contributing to the net sales decrease in 2018 were lower volumes of $1.9 million and unfavorable price of $14.0 million, partially offset by favorable foreign exchange of $14.1 million and favorable mix of $0.6.
Gross profit in the first six months of 2018 was $98.2 million with a gross profit margin of 25.5%, compared to $97.1 million and 24.5% in the first six months of 2017. The increase from the comparable six month period resulted from favorable foreign exchange for both Specialty Solutions and Performance Materials, and improved volumes within Specialty Solutions, which were partially offset by unfavorable volume and pricing within Performance Materials.
Selling, general, and administrative expense in the first six months of 2018 was $56.1 million, or 14.6% of net sales, compared to $59.3 million, or 15.0% of net sales, in the first six months of 2017. The $3.2 million decrease in expense for the first six months of 2018 reflects the sale of CCF, reduced incentive compensation and the One OMNOVA cost reduction initiatives.
Interest expense was $9.7 million in the first six months of 2018, compared to $10.5 million for the first six months of 2017. The decrease in the current year is primarily due to a lower outstanding debt balance resulting from a $40.0 million debt prepayment in December 2017.
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
The Company recorded income tax benefit of $2.6 million in the first six months of 2018 compared to income tax expense of $0.9 million in the first six months of 2017. The Company’s effective tax rate for the first six months of 2018 was different than its U.S. federal statutory rate primarily due to discrete items related to the Tax Act that were recorded in the first quarter 2018. These items included a $4.1 million income tax benefit related to the re-measurement of the U.S. deferred taxes as the U.S. federal tax rate was reduced from 35% to 21% and a $0.9 million income tax benefit associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the Tax Act. In addition, during the first quarter of 2018, the Company recognized a $0.8 million income tax benefit related to the impact of a French tax rate change on the Company’s deferred tax liabilities. Based on the recently enacted French tax legislation during the first quarter of 2018, the French tax rate was reduced to 25.0% beginning in 2022 and the Company's deferred tax liabilities were reduced to appropriately reflect this legislation as a current period tax benefit. The Company’s effective tax rate for the first six months of 2017 was different than its U.S. federal statutory rate primarily due to the CCF impairment for which no tax benefit was allowed, offset by $3.4 million of tax benefits related to French legislation changes which occurred in the first quarter 2017.
The Company generated net income of $15.7 million, or $0.35 per diluted share, in the first six months of 2018, compared to a net loss of $2.8 million, or $0.06 per diluted share, in the first six months of 2017.
Segment Discussion
The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income taxes:

	Six Months Ended May 31,
	2018	2017
	(Dollars in millions)
Net Sales:
Specialty Solutions	$238.0	$215.2
Performance Materials	147.0	180.7
Consolidated Net Sales	$385.0	$395.9

Segment Operating Profit:
Specialty Solutions	$35.5	26.8
Performance Materials	2.2	(2.5)
Total Segment Operating Profit	37.7	24.3
Interest expense	(9.7)	(10.5)
Corporate expense	(14.9)	(15.7)
Consolidated Income (Loss) Before Income Taxes	$13.1	$(1.9)
Specialty Solutions
Specialty Solutions net sales increased $22.8 million, or 10.6%, to $238.0 million in the first six months of 2018 from $215.2 million in the first six months of 2017. The improvement was driven by increased volume of $16.0 million and favorable foreign exchange of $8.8 million, partially offset by unfavorable pricing and mix of $2.3 million, compared to the first six months of 2017. Volumes were strong in oil & gas, laminates & films, home & personal care and elastomeric modifiers but weak in nonwovens, compared to the first six months of 2017. Foreign exchange had a favorable impact across all markets.
Segment operating profit was $35.5 million for the first six months of 2018, compared to $26.8 million for the first six months of 2017. Segment operating profit increased $8.7 million or 32.5% in the first six months of 2018 as a result of improved volumes and price and SG&A savings resulting from cost reduction initiatives, which were partially offset by unfavorable costs of sales and unfavorable mix. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first six months of 2018 were $0.7 million of restructuring and severance and $0.1 million of asset impairment charges, facility and other closure costs. Those items for 2017 included $0.6 million of restructuring and severance costs.
Performance Materials
Performance Materials' net sales decreased $33.7 million, or 18.6%, to $147.0 million during the first six months of 2018, compared to $180.7 million during the first six months of 2017. The divestiture of the Company's CCF operations in July 2017 resulted in a reduction in net sales of $9.7 million. Excluding CCF, sales decreased $24.0 million, or 14.0%, primarily from lower volumes and pricing in paper coatings resulting from the Company's transitioning away from the commodity paper coatings market, partially offset by stronger volumes in carpet.

This segment generated operating profit of $2.2 million in the first six months of 2018 compared to operating loss of $2.5 million in the first six months of 2017. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first six months of 2018 included $0.4 million of asset impairment, facility closure costs and other, $0.2 million of environmental expense, and $0.1 million of restructuring and severance. Those items for the first six months of 2017 included $13.1 million of asset impairment charges, facility closure costs and other, $1.4 million of restructuring and severance, partially offset by a $2.5 million favorable environmental reserve adjustment. Operating profit in 2018 increased $4.7 million, or 188.0% compared to 2017, driven primarily by lower SG&A expenses and improved mix, which were partially offset by lower volume and pricing.
Corporate
Corporate expenses were $14.9 million in the first six months of 2018, compared to $15.7 million in the first six months of 2017. The decrease in operating expenses of $0.8 million resulted from prior year restructuring activities associated with the implementation of the One OMNOVA corporate support structure.

Financial Resources

	Six Months Ended May 31,
	2018	2017	Change
	(Dollars in millions)
Net cash provided by (used in) operating activities	$15.6	$8.3	$7.3
Net cash provided by (used in) investing activities	$(7.2)	$(8.6)	$1.4
Net cash provided by (used in) financing activities	$(43.6)	$(3.9)	$(39.7)
Net increase (decrease) in cash and cash equivalents	$(35.1)	$(3.4)	$(31.7)

Cash provided by operating activities was $15.6 million during the first six months of 2018 compared to cash provided by operating activities of $8.3 million for the six months of 2017, which was primarily due to higher net income in 2018. Cash was unfavorably impacted by increased accounts receivable, contributing to an unfavorable increase in working capital from 50.9 days to 53.5 days for the first six months of 2018 compared to the first six months of 2017.

Cash used in investing activities was $7.2 million during the six months of 2018 compared to $8.6 million in the first six months of 2017. Cash used in 2018 was primarily for routine ongoing capital expenditures. Cash used in 2017 was for routine capital expenditures, which was partially offset by the collection of a $3.8 million note receivable. The Company expects approximately $25.0 million of capital expenditures during 2018. Capital expenditures are planned principally for asset replacement, new product capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used in financing activities was $43.6 million during the first six months of 2018 compared to $3.9 million during the first six months of 2017. Included in the first six months of 2018 was a $40.0 million debt prepayment on the Term Loan B, as well as scheduled debt payments of $2.1 million. Financing activities for the first six months of 2017 included debt repayments of $2.1 million and $1.8 million for employee withholding taxes on the Company's share-based compensation programs, primarily related to the Company's CEO transition.

The Company’s cash balance of $52.9 million as of May 31, 2018 consists of $20.9 million in the U.S., $20.8 million in Asia and $11.2 million in Europe. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may require certain tax considerations if repatriated and may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its cash requirements for at least the next twelve months.

Debt
Total debt was $319.8 million as of May 31, 2018, which includes $303.9 million for the Term Loan B and $15.9 million for capital lease obligations, compared to $361.8 million as of November 30, 2017. Additional information regarding the Company's debt is disclosed in the Debt and Credit Lines footnote to the Company's Unaudited Interim Consolidated Financial Statements.
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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2018 reflects reserves for environmental remediation of $1.6 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At May 31, 2018, the Company employed approximately 1,800 employees globally. Approximately 11% of the Company’s U.S. employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

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

The following table summarizes the Company’s activity related to its common shares for the three months ended May 31, 2018.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
March 1-31	924	$11.00	—	—
April 1-30	1,000	$7.31	—	—
May 1-31	0	$—	—	—
Total	1,924	$9.08	—

(a) Share repurchases resulted from common shares deemed surrendered by employees in connection with the Company’s stock compensation and benefit plans to satisfy tax obligations.

Item 6. Exhibits

10.1
Amendment No. 4., dated March 2, 2018, to the Amended and Restated Term Loan Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent for the Lenders.

10.2
Amendment No. 1, dated May 31, 2018, to Third Amended and Restated Credit Agreement by and among OMNOVA Solutions Inc., the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders

10.3	Amended and Restated Corporate Officers' Severance Plan
12.1	Ratio of Earnings to fixed charges.(x)
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2018, filed with the SEC on June 28, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2018 and 2017; (iii) the Consolidated Balance Sheets at May 31, 2018 and November 30, 2017; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2018 and 2017; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	June 28, 2018	By	/s/ Anne P. Noonan
Anne P. Noonan President and Chief Executive Officer (Principal Executive Officer)

Date:	June 28, 2018	By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer)

Date:	June 28, 2018	By	/s/ Donald B. McMillan
Donald B. McMillan Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Amendment No. 4., dated March 2, 2018, to the Amended and Restated Term Loan Credit Agreement dated as of December 9, 2010, by and among OMNOVA Solutions Inc., as Borrower, the financial institutions party thereto, as Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent for the Lenders.

10.2
Amendment No. 1, dated May 31, 2018, to Third Amended and Restated Credit Agreement by and among OMNOVA Solutions Inc., the other Loan Parties thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders

10.3	Amended and Restated Corporate Officers' Severance Plan
12.1	Ratio of Earnings to fixed charges.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2018, filed with the SEC on June 28, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2018 and 2017; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2018 and 2017; (iii) the Consolidated Balance Sheets at May 31, 2018 and November 30, 2017; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2018 and 2017; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.