Form 10-Q
period 2019-02-28
OMNOVA SOLUTIONS INC
filed 2019-03-27
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form 10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended February 28, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES  ☐    NO  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
At February 28, 2019, there were 44,844,819 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended February 28,
	2019	2018
	(Dollars in millions, except per share data)
Net sales	$168.9	$178.7
Cost of goods sold (exclusive of depreciation)	132.0	132.1
Gross profit	36.9	46.6

Other costs and expenses:
Selling, general and administrative	28.7	29.2
Depreciation and amortization	8.0	7.2
Restructuring and severance	1.1	1.3
Interest expense	5.0	5.1
Debt issuance costs write-off	—	.8
Acquisition and integration related expense	.3	.6
Other (income) expense, net	(.8)	.2
Total other costs and expenses	42.3	44.4

Income (loss) before income taxes	(5.4)	2.2
Income tax (benefit) expense	(.8)	(5.1)

Net income (loss)	$(4.6)	$7.3

Net income (loss) per share - Basic and Diluted	$(.10)	$.16

Weighted average shares outstanding - Basic	44.7	44.6
Weighted average shares outstanding - Diluted	44.7	45.0
See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended February 28,
	2019	2018
	(Dollars in millions)
Net income (loss)	$(4.6)	$7.3

Components of other comprehensive income (loss):
Foreign currency translations:
Unrealized net change during the period	3.7	5.7
Unrealized net change on intercompany foreign debt during the period	.1	.6
Foreign currency translations, net of tax	3.8	6.3

Post retirement benefit plans:
Actuarial net (gain) loss:
Amortization of net loss included in net periodic benefit cost	.8	1.1
Tax effect	(.2)	—
Post-retirement benefit plans, net of tax	.6	1.1
Other comprehensive income (loss), net of tax	4.4	7.4
Comprehensive income (loss)	$(.2)	$14.7

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Balance Sheets

	February 28, 2019	November 30, 2018
	(Unaudited)	(Audited)
	(Dollars in millions, except share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$34.1	$54.1
Accounts receivable, net	107.9	112.1
Inventories, net	89.7	78.8
Prepaid expenses and other	12.0	8.0
Total Current Assets	243.7	253.0

Property, plant and equipment, net	207.8	205.8
Intangible assets, net	52.7	53.5
Goodwill	71.4	70.9
Other non-current assets	5.4	6.0
Total Assets	$581.0	$589.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Short-term debt	$4.3	$4.2
Accounts payable	94.5	101.1
Accrued payroll and personal property taxes	19.2	15.5
Employee benefits	3.2	2.9
Other current liabilities	9.9	10.1
Total Current Liabilities	131.1	133.8

Long-term debt	317.0	318.7
Post-retirement benefits other than pensions	5.2	5.3
Pension liabilities	50.8	51.6
Deferred income taxes	12.2	13.4
Other non-current liabilities	7.7	8.8
Total Liabilities	524.0	531.6

Shareholders’ Equity
Preferred stock - $1.00 par value; 15.0 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135.0 million shares authorized; 48.3 million shares issued; 44.8 and 44.9 million shares outstanding as of February 28, 2019 and November 30, 2018, respectively	4.8	4.8
Additional contributed capital	346.2	345.9
Retained deficit	(150.5)	(145.4)
Treasury stock at cost - 3.5 and 3.4 million shares as of February 28, 2019 and November 30, 2018, respectively	(25.5)	(25.3)
Accumulated other comprehensive loss	(118.0)	(122.4)
Total Shareholders’ Equity	57.0	57.6
Total Liabilities and Shareholders’ Equity	$581.0	$589.2

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended February 28,
	2019	2018
	(Dollars in millions)
Operating Activities:
Net income (loss)	$(4.6)	$7.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8.0	7.2
Amortization and write-off of deferred financing fees	.4	1.1
Non-cash stock compensation expense	.3	.5
Provision for uncollectible accounts	.1	—
Provision for obsolete inventories	.6	.6
Deferred income taxes	(.4)	(5.8)
Other	.1	—
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures of businesses:
Accounts receivable	4.0	(8.2)
Inventories	(11.5)	(6.9)
Other current assets	(3.9)	(2.2)
Current liabilities	2.2	(6.5)
Other non-current assets	(1.3)	5.4
Other non-current liabilities	(2.3)	(.5)
Net Cash Provided By (Used In) Operating Activities	(8.3)	(8.0)

Investing Activities:
Capital expenditures	(7.4)	(3.2)
Business acquisitions	(2.8)	(.1)
Net Cash Provided By (Used In) Investing Activities	(10.2)	(3.3)

Financing Activities:
Proceeds from borrowings	15.2	—
Repayment of debt obligations	(17.2)	(41.0)
Employee tax withholdings related to redemption of common shares	(.3)	(.5)
Net Cash Provided By (Used In) Financing Activities	(2.3)	(41.5)
Effect of exchange rate changes on cash and cash equivalents	.8	.9
Net Increase (Decrease) In Cash And Cash Equivalents	(20.0)	(51.9)
Cash and cash equivalents at beginning of period	54.1	88.0
Cash and Cash Equivalents at End of Period	$34.1	$36.1

Supplemental Cash Flow Information:
Cash paid for:
Interest	$4.7	$5.1
Income taxes	$.3	$.5

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of February 28, 2019
(Dollars In Millions, Except Share Data)
Note A – Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA Solutions”, "OMNOVA", the “Company”, "we", "us" or "our") Annual Report on Form 10-K for the year ended November 30, 2018, previously filed with the Securities and Exchange Commission (“SEC”).
The consolidated financial statements as of February 28, 2019 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
A detailed description of the Company’s significant accounting policies and Management judgments is located in the audited consolidated financial statements for the year ended November 30, 2018, included in the Company’s Form 10-K filed with the SEC.
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
Accounting Standards Adopted in 2019
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers Accounting Standards Codification ("ASC") Topic 606, which clarified existing accounting literature relating to how and when a company recognizes revenue. This standard prescribes a five-step model for recognizing revenue, the application of which will require a certain amount of judgment. The provisions of this ASU may be applied retroactively or on a modified retrospective (cumulative effect) basis. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Accounting Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal 2019. The standard requires additional disclosures in the notes to the consolidated financial statements, including qualitative and quantitative disclosures identifying the nature, amount, timing and significant judgments impacting revenue from contracts with customers. The Company adopted ASU 2014-09 during the first quarter of fiscal year 2019 and utilized the modified retrospective approach and recorded a cumulative effect adjustment to retained earnings of $0.5 million for the accounting impact of certain previously capitalized contract costs as of December 1, 2018.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic benefit cost in assets. The Company adopted ASU 2017-17 during the first quarter of fiscal year 2019. The Company elected to use the practical expedient to use amounts disclosed in the first quarter 2018 consolidated financial statements as an estimate for applying the retrospective presentation requirements. As a result, selling, general, and administrative expense ("SG&A") increased by $0.5 million and other (income) expense increased by $0.5 million in the first quarter of fiscal 2019 and 2018. Other than this reclassification, the adoption of ASU 2017-07 did not have an impact on the Company’s consolidated financial statements as of and for the quarter ended February 28, 2019 and 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company adopted the amendments of this ASU effective December 1, 2018, and this ASU did not have an impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company adopted the amendments of this ASU effective December 1, 2018, and this ASU did not have an impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which clarified existing guidance on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the amendments of this ASU effective December 1, 2018, and this ASU did not have an impact on the Company's consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, which applies targeted improvements to the hedge accounting guidance, including removing the requirement to record the ineffective portion of a hedging instrument in current period income. The guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted in any interim period. Amendments from this ASU are to be applied prospectively, with a cumulative effect adjustment recorded to retained earnings. The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The new guidance is effective for the Company’s fiscal year that begins on December 1, 2019. The Company will elect the optional transition method to the adoption for lessees related to finance and operating leases existing at, or entered into after, December 1, 2019, and the Company will record a cumulative effect adjustment to retained earnings on the same date, if necessary. This optional transition method will not require any restatements prior to the Company's 2020 fiscal year. The Company has developed a project plan, assembled a project team and formalized a project timeline for the adoption of ASC 842. The Company is currently evaluating certain practical expedients available. The Company is implementing controls to support recognition and disclosure under ASC 842. As the implementation project progresses, the Company will determine the extent of the impact on its consolidated financial statements and related disclosures.

Note B – Revenue Recognition

The Company recognizes revenues when control of the promised goods is transferred to customers, in an amount that reflects the consideration expected to be received in exchange for those goods in accordance with ASC 606. When recognizing revenue, the Company applies the following five-step approach: 1) identify the contract with a customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when a performance obligation is satisfied.

The Company considers confirmed customer purchase orders, which are typically governed by master sales agreements, to be the contracts, from an accounting perspective, with its customers. Under the Company's standard contract terms and conditions, the only performance obligation is the delivery of products and the performance obligation is satisfied at a point in time when the Company transfers control of the products to its customers. The Company may receive orders for products to be delivered over multiple dates that may extend across several reporting periods. The Company invoices its customers for each order and recognizes revenue for each distinct product upon shipment, once transfer of control has occurred. Payment terms used are standard for the industry and jurisdictions in which the Company operates. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment, to determine the net consideration to which the Company expects to receive. Discounts or rebates are specifically stated in customer contracts or invoices, and are recorded as a reduction of revenue in the period the related revenue is recognized. Rebates are estimated based on sales terms and past experience and typically are credited to customers based on achieving certain defined volume levels. The product price, as specified on the customer confirmed orders, is considered the standalone selling price. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The Company reviews material contracts to determine transfer of control based upon the business practices and legal requirements of each country.

The Company enters into various payment terms with its customers by the type and location of the customer and the products offered. Generally, the time between when revenue is recognized and when payment is due is not significant. The amount of shipping and handling fees invoiced to our customers at the time our product is shipped is included in net sales as we are the principal in those activities.  Sales tax, valued-added tax, and other taxes collected from the Company's customers and remitted to governmental authorities, where applicable, are excluded from net sales. The Company records returns as a reduction to sales when incurred. Generally, customers do not have a unilateral right to return products. The Company primarily offers an assurance-type standard warranty that the product will conform to the specifications as designed for a period of time or period of usage after delivery. These warranties do not represent a separate performance obligation.

There were no changes in amounts previously reported in the Company’s consolidated financial statements due to the adoption of ASC 606.

The following table summarizes disaggregated net sales by geographic region and reportable segment for the three months ended February 28, 2019:

	United States	Asia	Europe	Total
	(Dollars in millions)
Specialty Solutions	$70.4	$7.6	$34.7	$112.7
Performance Materials	33.3	11.2	11.7	56.2
Total net sales	$103.7	$18.8	$46.4	$168.9

Note C – Financial Instruments and Fair Value Measurements
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and foreign currency rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer that represented more than 10% of the Company’s consolidated net sales during the three month periods ending February 28, 2019 and 2018. There was no single customer who represented more than 10% of the Company’s net trade receivables at February 28, 2019 or November 30, 2018.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $350.0 million Term Loan B (balance of $301.3 million at February 28, 2019), its Senior Secured Revolving Credit Facility, and various foreign subsidiary borrowings, all of which bear interest at variable rates, approximating market interest rates.
Foreign Currency Rate Risk
The Company incurs foreign currency rate risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Great Britain Pound Sterling, Renminbi, and Thai Baht.
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries and U.S. Dollar cash holdings in foreign locations. These forward contracts are used on a continuing basis for periods of approximately 30 days, consistent with the underlying hedged transactions. Hedging intends to offset the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment-grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased or sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Foreign currency transaction gains and losses, including the impact of foreign currency contracts, that were recorded in the Consolidated Statements of Operations, as a component of other income (loss), were losses of $0.2 million for each of the three-month periods ending February 28, 2019 and 2018.

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
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of February 28, 2019 and November 30, 2018:

	Notional Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
Fair value measurements - February 28, 2019:
Financial assets
Foreign currency exchange contracts	$17.0	$.1	$—	$.1	$—
Total assets	$17.0	$.1	$—	$.1	$—

Financial liabilities
Contingent consideration (1)	$—	$.7	$—	$—	$.7
Total liabilities	$—	$.7	$—	$—	$.7

Fair value measurements - November 30, 2018:
Financial assets
Foreign currency exchange contracts	$16.5	$.1	$—	$.1	$—
Total assets	$16.5	$.1	$—	$.1	$—

Financial liabilities
Contingent consideration (1)	$—	$.6	$—	$—	$.6
Total liabilities	$—	$.6	$—	$—	$.6
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the first three months of 2019 are summarized as follows:

Contingent Consideration
(Dollars in millions)
Balance at November 30, 2018	$.6
Additions and adjustments	.1
Balance at February 28, 2019	$.7

There were no transfers into or out of Level 3 during the first three months of 2019 or 2018.

The fair value of the Company’s Term Loan B at February 28, 2019 approximated $299.4 million, which is slightly less than its book value of $301.3 million as a result of prevailing market rates on the Company’s debt. The fair value of the Term Loan B is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The carrying value of the Senior Secured Revolving Credit Facility approximates fair value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the future cash flows to their present value.
Note D - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the three months ended February 28, 2019 and 2018:

	Three Months Ended February 28,
	2019	2018
	(Dollars in millions)
Severance Expense:
Specialty Solutions	$—	$.7
Performance Materials	.7	—
Corporate	—	.6
Total Severance Costs	.7	1.3
Facility Closure Costs:
Performance Materials	.4	—
Total Restructuring and Severance Costs	$1.1	$1.3

Costs for restructuring plans are recognized as a component of restructuring and severance expense within the consolidated statements of operations. The Company initiated the following restructuring plans:

2018 Restructuring Plan

During the third quarter of fiscal 2018, the Company announced its plan to close its styrene butadiene manufacturing facility in Green Bay, Wisconsin, moving production to its Mogadore, Ohio facility. The Company recorded $1.0 million of restructuring and severance expenses in the first quarter of 2019 related to this plan. Total estimated restructuring and severance costs for this plan are expected to be between $5.0 million to $8.0 million. Total expense incurred to date for this plan is $2.8 million, of which $1.1 million has been paid as of February 28, 2019. The plan is expected to be completed no later than the third quarter of 2019.

2017 Restructuring Plan

The Company incurred $0.1 million of restructuring and severance expenses in the first three months of 2019 related to the One OMNOVA initiative announced during the first quarter of 2017. This initiative was focused on improving functional excellence in marketing, sales, operations, supply chain and technology, as well as various corporate functions. The plan was designed to reduce complexity and drive consistency across the global enterprise through a standardized, integrated business system. Total expense incurred for this initiative was $5.3 million, all of which has been paid as of February 28, 2019. This plan is substantially complete.
The following table summarizes the Company's liabilities related to restructuring and severance activities:

	November 30, 2018	2019		February 28, 2019
		Provision	Payments
	(Dollars in millions)
Total	$1.1	$1.1	$.5	$1.7

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
The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. Potential impacts of GILTI can either be treated as a period expense in the period incurred or considered in the determination of the Company’s deferred tax balances. The Company will account for GILTI in the year the tax is incurred as a period cost.
At November 30, 2018, the Company had provisionally estimated minimal income inclusion for the transition tax related to foreign earnings on which U.S. income taxes were previously deferred. As permitted under SAB 118 guidance, the Company adjusted the income inclusion related to transition tax to $27.7 million during the first quarter of 2019. The adjustment was the result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued subsequent to the Tax Act enactment. The Company completed the analysis of the impact of the Tax Act in accordance with SAB 118 and the amount is no longer considered provisional. The Company intends to utilize existing net operating loss carryforwards to offset the income inclusion, and therefore will have no cash taxes related to the transition tax.
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable to the full fiscal year for its operations, adjusted quarterly for discrete items. This estimated effective tax rate is used in recording income taxes on a year-to-date basis. The Company recorded income tax benefits of $0.8 million and $5.1 million for the three months ended February 28, 2019 and 2018, respectively. The Company’s effective tax rate for the first quarter of 2019 was different than the U.S. federal statutory tax rate primarily due to losses in jurisdictions in which no tax benefit was recognized. The Company’s effective tax rate for the first three months of 2018 was different than its U.S. federal statutory rate primarily due to discrete items related to the Tax Act. These items included a $4.1 million income tax benefit related to the re-measurement of the U.S. deferred taxes as the U.S. federal tax rate was reduced from 35.0% to 21.0% and a $0.9 million income tax benefit associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the Tax Act. In addition, during the first quarter of 2018, the Company recognized a $0.8 million income tax benefit related to the impact of a French tax rate change on the Company’s deferred tax liabilities. The French tax rate was reduced to 25.0% beginning in 2022 and the Company's deferred tax liabilities were reduced to appropriately reflect this legislation as a current period tax benefit. These discrete tax benefits were partially offset by losses in jurisdictions in which no tax benefit was recognized.
As of February 28, 2019, the Company has $65.4 million of U.S. federal net operating loss carryforwards ("NOLC's"), $8.1 million of U.S. federal capital loss carryforwards, $0.1 million of foreign tax credit carryforwards, $0.3 million of AMT credit carryforwards, and $78.9 million of state net operating loss carryforwards. The $65.4 million of U.S. federal net operating loss carryforward reflects the impact of the $27.7 million utilization for transition tax as part of U.S. tax reform. Due to the net operating loss carryforwards, cash tax payments in the U.S. are expected to be minimal for the foreseeable future. The majority of the federal, state, and local NOLC's will expire in tax years 2024 through 2034 while the foreign tax credit carryforwards will expire in the tax years 2020 through 2022, and the capital loss will expire beginning in tax year 2022. The Company has a valuation allowance against the U.S. federal and state NOLC's and the U.S. federal capital loss carryforward. As of November 30, 2018, the Company had approximately $42.3 million of foreign NOLC's of which $30.5 million have an indefinite carryforward period. The Company has recognized a valuation allowance against the $30.5 million foreign NOLC's which have an indefinite carryforward period as the Company does not anticipate utilizing these carryforwards.
The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various tax authorities. With limited exceptions, the Company is no longer open to audits by U.S. and foreign jurisdictions for years prior to 2013.

Note F – Earnings Per Share
The following table summarizes the computation of earnings per common share and earnings per common share, assuming dilution:

	Three Months Ended February 28,
	2019	2018
	(Dollars and shares in millions, except per share data)
Numerator:
Net income (loss)	$(4.6)	$7.3

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares outstanding	44.7	44.6
Effect of dilutive securities	—	.4
Denominator for dilutive earnings (loss) per share - adjusted weighted average shares and assumed conversions	44.7	45.0

Net income (loss) per share - Basic and Diluted	$(.10)	$.16
Anti-dilutive share equivalents related to share-based incentive compensation are excluded from the computation of dilutive weighted-average shares and were not material for all periods presented. Anti-dilutive share equivalents related to share-based incentive compensation consisted of 0.2 million and 0.1 million shares during the first quarters of 2019 and 2018.
Note G – Accumulated Other Comprehensive Income (Loss)
The following tables reflect the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended February 28, 2019 and 2018:

Three months ended February 28, 2019 and 2018	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance November 30, 2018	$(32.6)	$(89.8)	$(122.4)
Other comprehensive income (loss) before reclassifications	3.8	—	3.8
Amounts reclassified to earnings (a)	—	.6	.6
Balance February 28, 2019	$(28.8)	$(89.2)	$(118.0)

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance November 30, 2017	$(23.1)	$(102.2)	$(125.3)
Other comprehensive income (loss) before reclassifications	6.3	—	6.3
Amounts reclassified to earnings (a)	—	1.1	1.1
Balance February 28, 2018	$(16.8)	$(101.1)	$(117.9)

(a) Amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit plans were included in net periodic benefit expense.

Note H – Shareholders' Equity

The following tables reflect the changes in shareholders' equity for the three months ended February 28, 2019 and 2018:

	Number of Common Shares Outstanding	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(Dollars and shares in millions)
Balance November 30, 2018	44.9	$4.8	$345.9	$(145.4)	$(25.3)	$(122.4)	$57.6
Net income (loss)				(4.6)			(4.6)
Foreign currency translations						3.8	3.8
Adjustment for accounting change				(.5)			(.5)
Post-retirement benefit plans						.6	.6
Share-based compensation			.3				.3
Other	(.1)				(.2)		(.2)
Balance February 28, 2019	44.8	$4.8	$346.2	$(150.5)	$(25.5)	$(118.0)	$57.0

Balance November 30, 2017	44.8	$4.8	$343.4	$(159.2)	$(25.5)	$(125.3)	$38.2
Net income (loss)				7.3			7.3
Foreign currency translations						6.3	6.3
Adjustment for accounting change				(6.9)			(6.9)
Post-retirement benefit plans						1.1	1.1
Share-based compensation			.5				.5
Other			.5		(.5)		—
Balance February 28, 2018	44.8	$4.8	$344.4	$(158.8)	$(26.0)	$(117.9)	$46.5
Note I – Inventories
Inventories are stated at lower of cost or net realizable value. U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $44.2 million, or 38.6%, and $47.6 million, or 45.9%, of gross inventories at February 28, 2019 and November 30, 2018, respectively. The remaining portion of inventories, which are located outside of the U.S., are valued using the first-in, first-out (“FIFO”) or an average cost method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

	February 28, 2019	November 30, 2018
	(Dollars in millions)
Raw materials and supplies	$35.1	$35.0
Work-in-process	6.0	5.3
Finished goods	73.4	63.5
Inventories, gross	114.5	103.8
LIFO reserve	(17.3)	(18.1)
Obsolescence reserve	(7.5)	(6.9)
Inventories, net	$89.7	$78.8
Note J – Debt and Credit Lines
Debt obligations due within the next twelve months consist of the following:

	February 28, 2019	November 30, 2018
	(Dollars in millions)
$350 million Term Loan B, due 2023, current portion (interest at 5.75% and 5.55%, respectively)	$3.5	$3.5
Capital lease obligations, current portion	.8	.7
Total	$4.3	$4.2

The Company’s long-term debt consists of the following:

	February 28, 2019	November 30, 2018
	(Dollars in millions)
$350 million Term Loan B, due 2023 (interest at 5.75% and 5.55%, respectively)	$301.3	$302.1
Senior Secured Revolving Credit Facility, due 2021 (interest at 4.00% and 3.88%, respectively)	11.0	12.0
Capital lease obligations	15.4	15.6
Gross debt	327.7	329.7
Less: current portion	(4.3)	(4.2)
Unamortized original issue discount	(2.0)	(2.1)
Debt issuance costs	(4.4)	(4.7)
Total long-term debt, net of current portion	$317.0	$318.7
The weighted-average interest rate on the Company’s short-term debt was 5.71% and 5.70% during the first quarters of 2019 and 2018, respectively.
Term Loan
The Company's $350.0 million Term Loan B ("Term Loan B") matures on August 26, 2023 and is primarily secured by all real property, plant, and equipment of the Company's U.S. facilities and fully and unconditionally and jointly and severally guaranteed by the material U.S. subsidiaries of the Company. The Term Loan B contains affirmative and negative covenants, including a requirement to maintain a net debt leverage ratio of 5.0 to 1.0, limitations on additional debt, certain investments, and acquisitions outside of the Company’s line of business. The Company is in compliance with its Term Loan B covenants as of February 28, 2019.
The Company's Term Loan B has an interest rate of LIBOR plus 3.25% for Eurodollar rate loans and 2.25% for base rate loans. The Term Loan B agreement permits the Company to request additional term loans or incremental equivalent debt borrowings (the “Additional Term Loans”) in a maximum aggregate amount equal to the greater of (a) $120.0 million and (b) an aggregate principal amount such that, on a pro forma basis (giving effect to any Additional Term Loans), the Company’s senior secured net debt leverage ratio will not exceed 4.0 to 1.0.

Senior Secured Revolving Credit Facility
The Company has a Senior Secured Revolving Credit Facility (the "Facility") which matures on August 26, 2021. The Facility is secured by U.S. accounts receivable, inventory, and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan B, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25.0 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1.0 as defined in the agreement. The Company was in compliance with this requirement at February 28, 2019. At February 28, 2019 there was a balance of $11.0 million borrowed under the Facility and the amount available for borrowing under the Facility was $51.7 million.
Eurodollar Revolving Loan
The Company has a €16.0 million Eurodollar Revolving Loan ("Revolver") to provide additional liquidity and working capital flexibility in Europe. The terms of the Revolver are similar to the Company's U.S. Facility, including the maturity date of August 26, 2021. The Revolver contains a €9.0 million expansion feature the Company may exercise in the future to gain additional liquidity should secured collateral of accounts receivable increase. At February 28, 2019 there were no amounts borrowed under the Revolver and the amount available for borrowing under the Revolver was €11.5 million.
Other Debt
The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. Total borrowing capacity for these facilities was $10.2 million and $7.0 million as of February 28, 2019 and November 30, 2018, respectively. These facilities support commitments made in the ordinary course of business.
Capital Lease Obligations

At February 28, 2019, the Company had net assets under capital leases totaling $14.5 million, which are included in property, plant, and equipment in the accompanying Consolidated Balance Sheets.

The following is a schedule by year of future minimum lease payments under the Company's capital leases together with the present value of the net future minimum lease payments as of February 28, 2019:

Year Ending November 30:	(Dollars in millions)
2019	$1.1
2020	1.5
2021	1.5
2022	1.4
2023	1.4
Thereafter	15.2
Total minimum lease payments	22.1
Less: Amount representing estimated executory costs	(.5)
Net minimum lease payments	21.6
Less: Amount representing interest	(6.2)
Present value of minimum lease payments	$15.4
Debt Issuance Costs and Original Issue Discounts
Debt issuance costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of debt issuance costs and original issue discounts is included as a component of interest expense and was $0.4 million and $0.3 million for the three months ended February 28, 2019 and 2018, respectively.
During the quarter ended February 28, 2018, the Company made a $40.0 million prepayment and determined that this constituted a partial extinguishment of debt and as such, wrote-off $0.8 million of debt issuance costs and original issue discounts.

Note K – Share-Based Employee Compensation
The Company provides compensation benefits to employees under the OMNOVA Solutions 2017 Equity Incentive Plan (the “Plan”), which was approved by shareholders on March 22, 2017. The Plan permits the Company to grant to officers, key employees and non-employee directors of the Company incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan authorizes the issuance of Company common shares in the aggregate for (a) awards of options rights to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) restricted share units, or (e) appreciation rights. Shares granted under the Plan may be either newly issued shares or treasury shares or both. As of February 28, 2019, approximately 1.9 million Company common shares remained available for grants under the Plan. All options granted under the Plan are granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years. Prior to March 22, 2017, the Company granted equity compensation under the OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan, which had substantially similar features.
The Company grants Performance Share Units ("PSU's") to its executive officers. The PSU's provide recipients the right to receive the Company's common shares if specified performance goals, including a performance goal relative to peers, are met over a three fiscal year measurement period. Each grantee receives a target grant of PSU's, but may earn between 0% and 200% (or in the case of the Company's Chief Executive Officer, between 0% and 160% for awards granted prior to 2019, and between 0% and 143% for grants made in 2019) of the target grant depending on the Company's performance against the stated performance goals.
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
Compensation expense for all share-based payments included in general and administrative expense was $0.3 million and $0.5 million for the first three months of 2019 and 2018 respectively.
As of February 28, 2019, there was $3.0 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.

A summary of the RSA, RSU, and PSU activity for 2019 follows:

	Share Awards & Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at December 1, 2018	689,848	$8.81
Granted	3,000	$8.19
Vested	(92,066)	$4.98
Canceled and Forfeited	(13,667)	$8.40
Nonvested at February 28, 2019	587,115	$9.42

The Company also provides eligible employees the opportunity to purchase Company common shares through payroll deductions under the OMNOVA Solutions Employee Share Purchase Plan (the "ESPP"). The purchase price for common shares purchased from the Company will be 85% of the closing price of the common shares on the New York Stock Exchange ("NYSE") on the investment date. Participants may contribute funds to the ESPP, not to exceed twenty-five thousand dollars in any calendar year. If a participant terminates his or her employment with the Company or its subsidiaries, the participant's participation will immediately terminate, uncommitted funds will be remitted to the participant, and the participant's account will be converted to a regular brokerage account. As of February 28, 2019, there were approximately 36,000 shares held by eligible participants through the ESPP.
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
Net periodic benefit cost (income) consisted of the following for the three month periods ending February 28, 2019 and 2018:

	Pension Plans		Health Care Plans
	(Dollars in millions)
Three months ended February 28, 2019 and 2018	2019	2018	2019	2018
Service costs	$.7	$.6	$—	$—
Interest costs	2.5	2.3	.1	—
Expected return on plan assets	(3.9)	(3.9)	—	—
Amortization of net actuarial (gain) loss	1.1	1.3	(.3)	(.2)
Net periodic cost (benefit)	$.4	$.3	$(.2)	$(.2)

Service cost is recorded in SG&A, while other components of net periodic pension costs are recorded in Other (Income) Expense. Service cost represents plan administration expenses. The Company expects to contribute approximately $6.4 million to its pension plans during fiscal 2019. There were no contributions made during the first three months of 2019.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.7 million and $0.8 million for the first three months of 2019 and 2018, respectively.
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
Note N – Business Segment Information

The Company's two reporting segments are Specialty Solutions and Performance Materials. These two reporting segments were determined based on products and services provided as defined under ASC 280, Segment Reporting. Accounting policies of the segments are the same as the Company’s accounting policies. The Company’s reporting segments are strategic business units that offer different products and services. They are managed separately based on certain differences in their operations, technology, and marketing strategies.

Segment operating profit represents net sales less applicable costs, expenses and provisions for restructuring and severance costs, asset write-offs and acquisition and integration related expenses relating to operations. However, Management excludes restructuring and severance costs, asset write-offs, and acquisition and integration related costs when evaluating the results and allocating resources to the segments.

Segment operating profit excludes certain unallocated corporate headquarters expenses. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services, and amortization of deferred financing costs.

In the first quarter of 2019, segment operating profit for Performance Materials includes restructuring and severance charges of $0.7 million, accelerated depreciation of $0.6 million, and facility closure costs of $0.4 million. In the first quarter of 2018, segment operating profit for Specialty Solutions includes restructuring and severance charges of $0.7 million and acquisition and integration related expense of $0.4 million.
The following table summarizes operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to income (loss) before income taxes:

	Three Months Ended February 28,
	2019	2018
	(Dollars in millions)
Net Sales:
Specialty Solutions	$112.7	$109.2
Performance Materials	56.2	69.5
Total Net Sales	$168.9	$178.7
Segment Operating Profit:
Specialty Solutions	$9.3	$13.6
Performance Materials	(2.8)	2.1
Total segment operating profit	6.5	15.7
Interest expense	(5.0)	(5.1)
Corporate expenses	(6.9)	(8.4)
Income (Loss) Before Income Taxes	$(5.4)	$2.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OMNOVA Solutions Inc. became an independent, publicly-traded company on October 1, 1999, when it was spun off by GenCorp Inc., its former parent company. OMNOVA Solutions is incorporated under the laws of the State of Ohio, and its headquarters is located at 25435 Harvard Road, Beachwood, Ohio 44122-6201.

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

OMNOVA operates two business segments: Specialty Solutions and Performance Materials. Financial information relating to the Company’s business segments is included in Note N to the Consolidated Financial Statements of this report.
Specialty Solutions – The Specialty Solutions segment consists of three business lines: Specialty Coatings & Ingredients, Oil & Gas, and Laminates & Films. The Specialty Solutions segment develops, designs, produces, and markets a broad line of specialty products for use in coatings, adhesives, sealants, elastomers, laminates, films, nonwovens, and oil & gas products. These products are used in numerous applications, including architectural and industrial coatings; nonwovens used in hygiene products, filtration and construction; drilling additives for oil and gas drilling, cementing and fracking; elastomeric modification of plastic casings and hoses used in household and industrial products and automobiles; tapes and adhesives; sports surfaces; textile finishes; commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; furnishings; manufactured housing; health care patient and common area furniture; and a variety of industrial films applications. The segment's products improve the performance of customers’ products, including stain, rust and aging resistance; surface modification; gloss; softness or hardness; dimensional stability; high heat and pressure tolerance; and binding and barrier (e.g. moisture, oil) properties.
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
Performance Materials – The Performance Materials segment serves mature markets including plastics, paper, carpet and coated fabrics with a broad range of polymers based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, high styrene pigments, polyvinyl acetate, acrylic, styrene acrylic, calcium stearate, glyoxal, and bio-based chemistries. Performance Materials' custom-formulated products are tailored latexes, resins, binders, antioxidants, hollow plastic pigment, coated fabrics, and rubber reinforcing which are used in tire cord, polymer stabilization, industrial rubbers, carpet, paper, and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, ultraviolet resistance, improved processibility, and enhanced appearance.
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
The Company primarily sells its products directly to manufacturers, and has manufacturing facilities in the United States, France, Portugal, China, and Thailand. For additional information about the Company's business (other than the description of the Company's reporting segments), please refer to Item 1 Business of the Company’s 2018 Annual Report on Form 10-K.

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

Raw Materials

A majority of the Company’s raw materials are derived from petrochemicals and chemical feedstocks, where prices can be cyclical and volatile. Styrene, a key raw material component, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2018 and estimated purchases for 2019 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound

2019 (estimated)	85	$0.43 - $0.59
2018	102	$0.53 - $0.73
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2018 and estimated purchases for 2019 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound

2019 (estimated)	78	$0.43 - $0.63
2018	77	$0.36 - $0.79
The Company negotiates pricing with the majority of its customers based on the cost of the raw material components of the products being purchased and the value-added performance attributes of those products. The Company's pricing objective, which may or may not be met, is to recover raw material price increases for these non-indexed contracts within three months. OMNOVA also has sales price index contracts with customers that represents less than 20% of its net sales.

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
Key financial measures utilized by Management to evaluate the results of its businesses and to understand the key variables impacting the current and future results of the Company include sales and pricing; gross profit; SG&A; adjusted operating profit (loss); adjusted net income (loss); consolidated earnings (loss) before interest, taxes, depreciation, and amortization (“EBITDA”) as set forth in the Net Leverage Ratio in the Company’s $350,000,000 Term Loan B agreement; Adjusted EBITDA, working capital; operating cash flows; capital expenditures; cash interest expense; adjusted earnings per share; and applicable ratios, such as inventory turnover; working capital turnover; return on sales and assets; and leverage ratios. These measures, as well as objectives established by the Company's Board of Directors, are reviewed at monthly, quarterly, and annual intervals and compared with historical periods.

Results of Operations for the Three months ended February 28, 2019 Compared to the Three months ended February 28, 2018
The Company's net sales in the first quarter of 2019 were $168.9 million compared to $178.7 million in the first quarter of 2018, a decrease of $9.8 million or 5.5%. The acquisition of OMNOVA Portugal during the fourth quarter of 2018 accounted for $12.4 million of current year sales. The Specialty Solutions business segment revenue increased $3.5 million, or 3.2%, and the Performance Materials business revenue decreased by $13.3 million, or 19.1%. Contributing to the net sales decrease of $9.8 million in 2019 were lower volumes of $11.3 million and unfavorable foreign currency of $2.6 million, which were partially offset by favorable price/mix of $4.1 million.
Gross profit in the first quarter of 2019 was $36.9 million with a gross profit margin of 21.8%, compared to gross profit of $46.6 million and a gross profit margin of 26.1% in the first quarter of 2018. The decrease in gross profit dollars resulted from lower volumes, primarily within Performance Materials. Volume decreased primarily due to the Company's continued strategic transition away from the commodity paper coatings market, which was partially offset by improved volume in coatings and antioxidants.
SG&A in the first quarter of 2019 was $28.7 million, compared to $29.2 million in the first quarter of 2018. The $0.5 million, or 1.7%, decrease primarily reflects continued cost savings efforts from the One OMNOVA initiative.
Interest expense in the first quarter of 2019 was $5.0 million, compared to $5.1 million in the first quarter of 2018. The decrease of $0.1 million, or 2.0%, was primarily attributed to a lower average outstanding debt balance.
The Company recorded income tax benefits of $0.8 million and $5.1 million for the three months ended February 28, 2019 and 2018, respectively. The Company’s effective tax rate for the first quarter of 2019 was different than the U.S. federal statutory rate primarily due to losses in jurisdictions in which no tax benefit was recognized. The Company’s effective tax rate for the first three months of 2018 was different than its U.S. federal statutory rate primarily due to discrete items related to the Tax Act. These items included a $4.1 million income tax benefit related to the re-measurement of the U.S. deferred taxes as the U.S. federal tax rate was reduced from 35.0% to 21.0% and a $0.9 million income tax benefit associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the Tax Act. In addition, during the first quarter of 2018, the Company recognized a $0.8 million income tax benefit related to the impact of a French tax rate change on the Company’s deferred tax liabilities. These discrete tax benefits were partially offset by losses in jurisdictions in which no tax benefit was recognized
Net loss for the first quarter of 2019 was $4.6 million, or $0.10 per diluted share, compared to net income of $7.3 million, or $0.16 per basic share, during the same quarter in the prior year.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income taxes:

	Three Months Ended February 28,
	2019	2018
	(Dollars in millions)
Net Sales:
Specialty Solutions	$112.7	$109.2
Performance Materials	56.2	69.5
Consolidated Net Sales	$168.9	$178.7

Segment Operating Profit:
Specialty Solutions	$9.3	$13.6
Performance Materials	(2.8)	2.1
Total Segment Operating Profit	6.5	15.7
Interest expense	(5.0)	(5.1)
Corporate expense	(6.9)	(8.4)
Consolidated Income (Loss) Before Income Taxes	$(5.4)	$2.2

Specialty Solutions

Specialty Solutions' net sales increased $3.5 million, or 3.2%, to $112.7 million in the first quarter of 2019 from $109.2 million in the first quarter of 2018. The improvement was primarily driven by favorable price/mix of $3.6 million, volume of $1.9 million, partially offset by unfavorable foreign exchange of $1.6 million, compared to the same quarter last year. Volumes were up in adhesives & sealants, nonwovens, and in coatings when including the impact of the Company's September 2018 Portugal acquisition. These volume increases were partially offset by declines in laminates/films, home & personal care, oil & gas, elastomeric modifiers, when compared to the same quarter last year. Foreign exchange had an unfavorable impact across all markets.

Segment operating profit was $9.3 million for the first quarter of 2019 compared to $13.6 million for the first quarter of 2018. The decrease of $4.3 million, or 31.6%, from the first quarter of 2018 was due to lower volumes and margins, which were partially offset by favorable price/mix and SG&A savings resulting from cost reduction initiatives. The lower margins were driven by the timing of raw material price changes. Segment operating profit also includes items that Management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2019 were $0.1 million of acquisition and integration expenses. Those items for the first three months of 2018 were $0.7 million of severance costs and $0.4 million of acquisition and integration related expenses.

Performance Materials
Performance Materials net sales decreased $13.3 million, or 19.1%, to $56.2 million during the first quarter of 2019, compared to $69.5 million during the first quarter of 2018. The decrease was primarily driven by unfavorable volume of $13.3 million and foreign currency of $1.0 million, which were partially offset by favorable price/mix of $0.5 million, compared to the same quarter last year. Volumes were down in paper, carpet, reinforcing and tire cord, which were partially offset by increases in coated fabrics and antioxidants, when compared to the same quarter last year. Foreign exchange had an unfavorable impact across all markets.

Segment operating loss was $2.8 million for the first quarter of 2019 compared to an operating profit of $2.1 million in the first quarter of 2018. The decrease of $4.9 million from the first quarter of 2018 was due to lower volume and margins, which were partially offset by favorable price/mix and SG&A. The lower margins were driven by the timing of raw material price changes. Segment operating profit also includes items that Management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2019 were $0.4 million of facility closure costs, $0.6 million of accelerated depreciation, and $0.7 million of restructuring and severance costs. Those items for 2018 included $0.2 million of environmental expenses.

Corporate

Corporate expenses were $6.9 million in the first quarter of 2019, compared to $8.4 million in the first quarter of 2018. SG&A expenses were lower during the current year resulting from reduced incentive compensation expense and prior year restructuring activities associated with the implementation of the One OMNOVA corporate support structure.

Financial Resources

	Three Months Ended February 28,
	2019	2018	Change
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(8.3)	$(8.0)	$(.3)
Net cash provided by (used in) investing activities	$(10.2)	$(3.3)	$(6.9)
Net cash provided by (used in) financing activities	$(2.3)	$(41.5)	$39.2
Net increase (decrease) in cash and cash equivalents	$(20.0)	$(51.9)	$31.9

Cash used in operating activities was flat between periods, $8.3 million during the first three months of 2019 compared to $8.0 million for the first three months of 2018, respectively.

Cash used in investing activities was $10.2 million during the first three months of 2019 compared to $3.3 million in the first three months of 2018. Cash use in both 2019 and 2018 was primarily for ongoing capital expenditures and business acquisitions. The Company expects approximately $35.0 million of capital expenditures during 2019. Capital expenditures are planned principally for asset replacement, new production capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash used in financing activities was $2.3 million during the first three months of 2019 compared to $41.5 million during the first three months of 2018, driven by the debt prepayment of $40.0 million during the first three months of 2018.

The Company’s cash balance of $34.1 million as of February 28, 2019 consists of $5.7 million in the U.S., $16.6 million in Asia, and $11.8 million in Europe. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may have certain tax consequences and may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its cash requirements for at least the next twelve months.

Share Repurchase Program
During the fourth quarter of 2018, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock. The Company may use various methods to make the repurchases, including open market repurchases, negotiated block transactions, or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors including market and business conditions, and repurchases may be discontinued at any time. No repurchases have been made under this authorization as of February 28, 2019.
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
Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended November 30, 2018, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 28, 2019 reflects reserves for environmental remediation of $1.5 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At February 28, 2019, the Company employed approximately 1,900 employees globally. Approximately 11% of the Company’s U.S. employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

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

Risks and uncertainties that may adversely affect our business, operations, assets, or other matters affecting the Company and may cause actual results and the value of your investment in OMNOVA to materially differ from expectations include, but are not limited to: (1) the Company's exposure to general economic, business, and industry conditions; (2) changes in raw material prices and availability; (3) extraordinary events such as natural disasters, political disruptions, terrorist attacks and acts of war; (4) the risk of doing business in foreign countries and markets; (5) the highly competitive markets the Company serves and continued consolidations among its competitors and customer base; (6) extensive and increasing governmental regulation, including environmental, health and safety regulations; (7) the Company's inability to protect its intellectual property or successfully defend itself from intellectual property claims; (8) claims and litigation; (9) changes in accounting policies, standards, and interpretations; (10) the actions of activist shareholders; (11) risks inherent in the operation of manufacturing facilities; (12) the Company's inability to achieve or achieve in a timely manner the objectives and benefits of cost reduction initiatives; (13) the Company's ability to develop and commercialize new products that can be value priced; (14) the Company's ability to identify and complete strategic transactions; (15) the Company’s ability to successfully integrate acquired companies; (16) information system failures and breaches in security; (17) the Company's use of purchase orders rather than long-term contracts for most of its business; (18) the disproportionate impact of certain product lines on the Company's operating profitability; (19) customer credit risk; (20) continued increases in healthcare costs; (21) the Company's ability retain or attract key employees; (22) the Company's ability to renew collective bargaining agreements with employees on acceptable terms and the risk of work stoppages; (23) the Company's contribution obligations under its U.S. pension plan; (24) the Company's reliance on foreign financial institutions to hold some of its funds; (25) the effect of goodwill impairment charges; (26) the volatility in the market price of the Company’s common shares; (27) the Company's substantial debt position; (28) a decision to incur additional debt; (29) the operational and financial restrictions contained in the Company's debt agreements; (30) the effects of a default under the Company's term loan or revolving credit facility; (31) the Company's ability to generate sufficient cash to service its outstanding debt; and (32) potential changes in the LIBOR calculation method and the expected phase-out of LIBOR.

We provide greater detail regarding these risks and uncertainties in our 2018 Form 10-K and subsequent filings, which are available online at www.omnova.com and www.sec.gov.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in the Debt and Credit Lines note to the Unaudited Consolidated Financial Statements, the Company’s debt bears interest at variable rates. Total borrowings for the Company's debt were $312.3 million as of February 28, 2019. The weighted average effective interest rate of the Company’s outstanding debt was 5.63% as of February 28, 2019. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by $3.1 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $28.8 million as of February 28, 2019, which is included in accumulated other comprehensive loss.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 28, 2019 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2018. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations, or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations, or cash flows.

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
The following table summarizes the Company’s activity related to its common shares for the three months ended February 28, 2019.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
December 1-31	448	$7.52	—	$20,000,000
January 1-31	28,856	$8.24	—	$20,000,000
February 1-28	1,250	$6.64	—	$20,000,000
Total	30,554	$8.16	—

(a) Share repurchases resulted from common shares deemed surrendered by employees in connection with the Company’s stock compensation and benefit plans to satisfy tax obligations.

Item 6. Exhibits

10.1	First Amendment to Amended and Restated Corporate Officers' Severance Plan, effective December 18, 2018.(x)
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2019, filed with the SEC on March 27, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended February 28, 2019 and 2018; (iii) the Consolidated Balance Sheets at February 28, 2019 and November 30, 2018; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2019 and 2018; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	March 27, 2019	By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer)

Date:	March 27, 2019	By	/s/ Donald B. McMillan
Donald B. McMillan Vice President, Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	First Amendment to Amended and Restated Corporate Officers' Severance Plan, effective December 18, 2018.
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2019, filed with the SEC on March 27, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three months ended February 28, 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended February 28, 2019 and 2018; (iii) the Consolidated Balance Sheets at February 28, 2019 and November 30, 2018; (iv) the Consolidated Statements of Cash Flows for the three months ended February 28, 2019 and 2018; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.