Form 10-Q
period 2019-05-31
OMNOVA SOLUTIONS INC
filed 2019-07-03
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form	10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended May 31, 2019
Commission File Number 1-15147
______________________________________________
OMNOVA SOLUTIONS INC
(Exact name of registrant as specified in its charter)
_______________________________________________

Ohio	341897652
(State of Incorporation)	(I.R.S. Employer Identification No.)
25435 Harvard Road, Beachwood, Ohio 44122-6201
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (216) 682-7000

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OMN	The New York Stock Exchange
______________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES  ☐    NO  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒
At May 31, 2019, there were 44,842,246 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

Table of Contents

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
	(Dollars and shares in millions, except per share data)
Net sales	$205.7	$206.3	$374.6	$385.0
Cost of goods sold (exclusive of depreciation)	156.9	154.7	288.8	286.8
Gross profit	48.8	51.6	85.8	98.2

Other costs and expenses:
Selling, general and administrative	30.2	28.0	58.9	57.1
Depreciation and amortization	7.8	7.3	15.9	14.5
Asset impairments	—	.4	—	.4
(Gain) loss on asset sales	(4.2)	—	(4.1)	—
Restructuring and severance	2.8	.2	3.9	1.5
Interest expense	5.2	4.6	10.2	9.7
Debt issuance costs write-off	—	—	—	.8
Acquisition and integration related expense	—	.3	.3	.9
Other (income) expense, net	(.2)	(.1)	(1.1)	.2
Total other costs and expenses	41.6	40.7	84.0	85.1

Income (loss) before income taxes	7.2	10.9	1.8	13.1
Income tax (benefit) expense	1.6	2.5	.8	(2.6)

Net income (loss)	$5.6	$8.4	$1.0	$15.7

Net income (loss) per share - Basic	$.13	$.19	$.02	$.35
Net income (loss) per share - Diluted	$.12	$.19	$.02	$.35

Weighted average shares outstanding - Basic	44.8	44.6	44.7	44.6
Weighted average shares outstanding - Diluted	45.6	44.9	45.6	44.9
See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
	(Dollars in millions)
Net income (loss)	$5.6	$8.4	$1.0	$15.7

Components of other comprehensive income (loss):
Foreign currency translations:
Unrealized net change during the period	(4.9)	(4.7)	(1.2)	1.0
Unrealized net change on intercompany foreign debt during the period	(.5)	(.9)	(.4)	(.3)
Tax effect	(.1)	(.1)	(.1)	(.1)
Foreign currency translations, net of tax	(5.5)	(5.7)	(1.7)	.6

Post retirement benefit plans:
Actuarial net (gain) loss:
Amortization of net loss included in net periodic benefit cost	.9	1.1	1.7	2.2
Tax effect	—	—	(.2)	—
Post-retirement benefit plans, net of tax	.9	1.1	1.5	2.2
Other comprehensive income (loss), net of tax	(4.6)	(4.6)	(.2)	2.8
Comprehensive income (loss)	$1.0	$3.8	$.8	$18.5

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Balance Sheets

	May 31, 2019	November 30, 2018
	(Unaudited)	(Audited)
	(Dollars in millions, except share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$33.7	$54.1
Accounts receivable, net	122.3	112.1
Inventories, net	82.9	78.8
Prepaid expenses and other	9.5	8.0
Total Current Assets	248.4	253.0

Property, plant and equipment, net	208.9	205.8
Intangible assets, net	51.1	53.5
Goodwill	70.2	70.9
Other non-current assets	5.3	6.0
Total Assets	$583.9	$589.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Short-term debt	$4.3	$4.2
Accounts payable	93.2	101.1
Accrued payroll and personal property taxes	21.5	15.5
Employee benefits	3.4	2.9
Other current liabilities	9.1	10.1
Total Current Liabilities	131.5	133.8

Long-term debt	320.0	318.7
Post-retirement benefits other than pensions	5.1	5.3
Pension liabilities	49.8	51.6
Deferred income taxes	11.5	13.4
Other non-current liabilities	6.3	8.8
Total Liabilities	524.2	531.6

Shareholders’ Equity
Preferred stock - $1.00 par value; 15.0 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135.0 million shares authorized; 48.3 million shares issued; 44.8 and 44.9 million shares outstanding as of May 31, 2019 and November 30, 2018, respectively	4.8	4.8
Additional contributed capital	348.0	345.9
Retained deficit	(144.9)	(145.4)
Treasury stock at cost - 3.5 and 3.4 million shares as of May 31, 2019 and November 30, 2018, respectively	(25.6)	(25.3)
Accumulated other comprehensive loss	(122.6)	(122.4)
Total Shareholders’ Equity	59.7	57.6
Total Liabilities and Shareholders’ Equity	$583.9	$589.2

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended May 31,
	2019	2018
	(Dollars in millions)
Operating Activities:
Net income (loss)	$1.0	$15.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on asset sales	(4.1)	—
Depreciation and amortization	15.9	14.5
Impairment of long-lived assets	—	.4
Amortization and write-off of deferred financing fees	.7	1.4
Non-cash stock compensation expense	1.8	1.8
Provision for uncollectible accounts	.1	.4
Provision for obsolete inventories	.7	.7
Deferred income taxes	(.6)	(6.5)
Changes in operating assets and liabilities:
Accounts receivable	(12.8)	(15.1)
Inventories	(5.8)	(.8)
Other current assets	(1.5)	5.2
Current liabilities	7.9	3.6
Other non-current assets	(5.1)	(7.6)
Other non-current liabilities	(3.0)	1.9
Net Cash Provided By (Used In) Operating Activities	(4.8)	15.6

Investing Activities:
Capital expenditures	(18.7)	(7.1)
Proceeds from asset sales	5.5	—
Business acquisitions	(2.8)	(.1)
Net Cash Provided By (Used In) Investing Activities	(16.0)	(7.2)

Financing Activities:
Proceeds from borrowings	129.7	2.3
Repayment of debt obligations	(129.0)	(44.4)
Payments for debt refinancing	—	(1.0)
Employee tax withholdings related to redemption of common shares	(.3)	(.5)
Net Cash Provided By (Used In) Financing Activities	.4	(43.6)
Effect of exchange rate changes on cash and cash equivalents	—	.1
Net Increase (Decrease) In Cash And Cash Equivalents	(20.4)	(35.1)

Cash and cash equivalents at beginning of period	54.1	88.0
Cash and Cash Equivalents at End of Period	$33.7	$52.9

Supplemental Cash Flow Information:
Cash paid for:
Interest	$9.5	$8.9
Income taxes	$3.5	$3.3

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of May 31, 2019
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
The consolidated financial statements as of May 31, 2019 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic benefit cost in assets. The Company adopted ASU 2017-17 during the first quarter of fiscal year 2019. The Company elected to use the practical expedient to use amounts disclosed in the 2018 consolidated financial statements as an estimate for applying the retrospective presentation requirements. As a result, selling, general, and administrative expense ("SG&A") increased with an offsetting increase to other (income) expense of $0.4 million and $0.6 million in the three months ended May 31, 2019 and 2018, respectively, and $0.9 million and $1.0 million in the six months ended May 31, 2019 and 2018, respectively. Other than this reclassification, the adoption of ASU 2017-07 did not have an impact on the Company’s consolidated financial statements as of and for the periods ended May 31, 2019 and 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The new guidance is effective for the Company’s fiscal year that begins on December 1, 2019. The Company will elect the optional transition method to account for finance and operating leases existing at, or entered into after, December 1, 2019, and the Company will record a cumulative effect adjustment to retained earnings on the same date, if necessary. This optional transition method will not require any prior period restatements. We have substantially completed aggregating our worldwide lease contracts, engaged a consultant to assist with the lease review and implementation, and are implementing a new lease accounting system to support the accounting and disclosure requirements of this ASU. The Company continues to evaluate certain practical expedients available and implement controls to support recognition and disclosure under ASC 842. As the implementation project progresses, the Company will determine the extent of the impact on its consolidated financial statements and related disclosures.

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

There were no changes in amounts previously reported in the Company’s consolidated financial statements due to the adoption of ASC 606.

The following table summarizes disaggregated net sales by geographic region and reportable segment for the three and six months ended May 31, 2019:

	United States	Asia	Europe	Total
Three months ended May 31, 2019	(Dollars in millions)
Specialty Solutions	$77.0	$15.1	$50.2	$142.3
Performance Materials	40.4	14.5	8.5	63.4
Total net sales	$117.4	$29.6	$58.7	$205.7

Six months ended May 31, 2019
Specialty Solutions	$142.7	$26.4	$85.9	$255.0
Performance Materials	75.6	28.6	15.4	119.6
Total net sales	$218.3	$55.0	$101.3	$374.6

Note C – Financial Instruments and Fair Value Measurements
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and foreign currency rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer that represented more than 10% of the Company’s consolidated net sales during the three and six month periods ending May 31, 2019 and 2018. There was no single customer who represented more than 10% of the Company’s net trade receivables at May 31, 2019 or November 30, 2018.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s Term Loan B, Senior Secured Revolving Credit Facility, and various foreign subsidiary borrowings, all of which bear interest at variable rates, approximating market interest rates.
Foreign Currency Rate Risk
The Company incurs foreign currency rate risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Great Britain Pound Sterling, Renminbi, and Thai Baht.
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries and U.S. Dollar cash holdings in foreign locations. These forward contracts are used on a continuing basis for periods of approximately 30 days, consistent with the underlying hedged transactions. Hedging intends to offset the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment-grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased or sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Foreign currency transaction gains and losses, including the impact of foreign currency contracts, that were recorded in the Consolidated Statements of Operations, as a component of other income (loss), were gains of $0.1 million for each of the six-month periods ending May 31, 2019 and 2018.
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
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of May 31, 2019 and November 30, 2018:

	Notional Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
Fair value measurements - May 31, 2019:
Financial assets
Foreign currency exchange contracts	$22.9	$.1	$—	$.1	$—
Total assets	$22.9	$.1	$—	$.1	$—

Financial liabilities
Contingent consideration (1)	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—

Fair value measurements - November 30, 2018:
Financial assets
Foreign currency exchange contracts	$16.5	$.1	$—	$.1	$—
Total assets	$16.5	$.1	$—	$.1	$—

Financial liabilities
Contingent consideration (1)	$—	$.6	$—	$—	$.6
Total liabilities	$—	$.6	$—	$—	$.6
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the first six months of 2019 are summarized as follows:

Contingent Consideration
(Dollars in millions)
Balance at November 30, 2018	$.6
Adjustments	(.6)
Balance at May 31, 2019	$—

There were no transfers into or out of Level 3 during the first six months of 2019 or 2018. During the second quarter of fiscal 2019, the Company removed the contingent consideration liability based on its expected value. Changes in expected value are recognized in other income within the consolidated statements of operations.
The fair value of the Company’s Term Loan B at May 31, 2019 approximated $300.0 million, which is slightly less than its book value of $300.4 million as a result of prevailing market rates on the Company’s debt. The fair value of the Term Loan B is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The carrying value of the Senior Secured Revolving Credit Facility approximates fair value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the future cash flows to their present value.
Note D - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the three and six months ended May 31, 2019 and 2018:

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
	(Dollars in millions)
Severance Expense:
Specialty Solutions	$—	$—	$—	$.7
Performance Materials	1.2	.1	1.9	.1
Corporate	.2	.1	.2	.7
Total Severance Costs	1.4	.2	2.1	1.5
Facility Closure Costs:
Performance Materials	1.4	—	1.8	—
Total Restructuring and Severance Costs	$2.8	$.2	$3.9	$1.5

Costs for restructuring plans are recognized as a component of restructuring and severance expense within the consolidated statements of operations. The Company initiated the following restructuring plans:

2018 Restructuring Plan

During the third quarter of fiscal 2018, the Company announced its plan to close its styrene butadiene manufacturing facility in Green Bay, Wisconsin, moving production to its Mogadore, Ohio facility. The Company recorded $3.7 million of restructuring and severance expenses in fiscal 2019 related to this plan, which is expected to be fully paid during the third quarter of 2019. Total expense incurred to date for this plan is $5.5 million, of which $2.8 million has been paid as of May 31, 2019. The Company sold the Green Bay, Wisconsin facility in May 2019 for $4.9 million, recognizing a gain of $4.4 million within the consolidated statement of operations. This gain is included in the Performance Materials segment operating results. This plan is substantially complete.

2017 Restructuring Plan

The Company incurred $0.2 million of restructuring and severance expenses in the first six months of 2019 related to the One OMNOVA initiative announced during the first quarter of 2017. This initiative was focused on improving functional excellence in marketing, sales, operations, supply chain and technology, as well as various corporate functions. The plan was designed to reduce complexity and drive consistency across the global enterprise through a standardized, integrated business system. Total expense incurred for this initiative was $5.4 million, all of which has been paid as of May 31, 2019. This plan is substantially complete.
The following table summarizes the Company's liabilities related to restructuring and severance activities:

	November 30, 2018	2019		May 31, 2019
		Provision	Payments
	(Dollars in millions)
Total	$1.1	$3.9	$2.3	$2.7

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
At November 30, 2018, the Company had provisionally estimated minimal income inclusion for the transition tax related to foreign earnings on which U.S. income taxes were previously deferred. As permitted under SAB 118 guidance, the Company adjusted the income inclusion related to transition tax to $27.7 million during the first quarter of 2019. The adjustment was the result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued subsequent to the Tax Act enactment. The Company completed the analysis of the impact of the Tax Act in accordance with SAB 118 and the amount is no longer considered provisional. The Company intends to utilize existing net operating loss carryforwards ("NOLC's") to offset the income inclusion, and therefore will have no cash taxes related to the transition tax.
The Company recorded income tax expense of $1.6 million and $2.5 million for the three months ended May 31, 2019 and 2018, respectively and income tax expense of $0.8 million and income tax benefit of $2.6 million for the six months ended May 31, 2019 and 2018, respectively. The Company’s effective tax rate for the second quarter of 2019 was similar to the U.S. federal statutory tax rate of 21%. The Company’s effective tax rate for the second quarter of 2018 was similar to the U.S. blended federal statutory tax rate of 22.2%. The Company's effective tax rate for the first six months of 2019 was different than the U.S. federal statutory tax rate primarily due to losses in jurisdictions in which no tax benefit was recognized. The Company's effective tax rate for the first six months of 2018 was different than its U.S. federal statutory rate primarily due to discrete items related to the Tax Act. These items included a $4.1 million income tax benefit related to the re-measurement of the U.S. deferred taxes as the U.S. federal tax rate was reduced from 35.0% to 21.0% and a $0.9 million income tax benefit associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the Tax Act. In addition, during the first quarter of 2018, the Company recognized a $0.8 million income tax benefit related to the impact of a French tax rate change on the Company’s deferred tax liabilities. The French tax rate was reduced to 25.0% beginning in 2022 and the Company's deferred tax liabilities were reduced to appropriately reflect this legislation as a current period tax benefit. These discrete tax benefits were partially offset by losses in jurisdictions in which no tax benefit was recognized.
As of May 31, 2019, the Company has $65.4 million of U.S. federal NOLC's, $8.1 million of U.S. federal capital loss carryforwards, $0.1 million of foreign tax credit carryforwards, $0.3 million of AMT credit carryforwards, and $78.9 million of state NOLC's. The $65.4 million of U.S. NOLC's reflects the impact of the $27.7 million utilization for transition tax as part of U.S. tax reform. Due to the NOLC's, cash tax payments in the U.S. are expected to be minimal for the foreseeable future. The majority of the federal, state, and local NOLC's will expire in tax years 2024 through 2034 while the foreign tax credit carryforwards will expire in the tax years 2020 through 2022, and the capital loss carryforwards will expire beginning in tax year 2022. The Company has a valuation allowance against the U.S. federal and state NOLC's and the U.S. federal capital loss carryforward. As of May 31, 2019, the Company had approximately $52.2 million of foreign NOLC's of which $32.1 million have an indefinite carryforward period. The Company has recognized a valuation allowance against the $32.1 million foreign NOLC's which have an indefinite carryforward period as the Company does not anticipate utilizing these carryforwards.
The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various tax authorities. With limited exceptions, the Company is no longer open to audits by U.S. and foreign jurisdictions for years prior to 2014.

Note F – Earnings Per Share
The following table summarizes the computation of earnings per common share and earnings per common share, assuming dilution:

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
	(Dollars and shares in millions, except per share data)
Numerator:
Net income (loss)	$5.6	$8.4	$1.0	$15.7

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares outstanding	44.8	44.6	44.7	44.6
Effect of dilutive securities	.8	.3	.9	.3
Denominator for dilutive earnings (loss) per share - adjusted weighted average shares and assumed conversions	45.6	44.9	45.6	44.9

Net income (loss) per share - Basic	$.13	$.19	$.02	$.35

Net income (loss) per share - Diluted	$.12	$.19	$.02	$.35

There are no anti-dilutive securities for the periods presented.
Note G – Accumulated Other Comprehensive Income (Loss)
The following tables reflect the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and six months ended May 31, 2019 and 2018:

Three months ended May 31, 2019 and 2018	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive (Income) Loss
	(Dollars in millions)
Balance February 28, 2019	$(28.8)	$(89.2)	$(118.0)
Other comprehensive income (loss) before reclassifications	(5.5)	—	(5.5)
Amounts reclassified to earnings (a)	—	.9	.9
Balance May 31, 2019	$(34.3)	$(88.3)	$(122.6)

Balance February 28 , 2018	$(16.8)	$(101.1)	$(117.9)
Other comprehensive income (loss) before reclassifications	(5.7)	—	(5.7)
Amounts reclassified to earnings (a)	—	1.1	1.1
Balance May 31, 2018	$(22.5)	$(100.0)	$(122.5)
Six months ended May 31, 2019 and 2018
Balance November 30, 2018	$(32.6)	$(89.8)	$(122.4)
Other comprehensive income (loss) before reclassifications	(1.7)	—	(1.7)
Amounts reclassified to earnings (a)	—	1.5	1.5
Balance May 31, 2019	$(34.3)	$(88.3)	$(122.6)

Balance November 30, 2017	$(23.1)	$(102.2)	$(125.3)
Other comprehensive income (loss) before reclassifications	.6	—	.6
Amounts reclassified to earnings (a)	—	2.2	2.2
Balance May 31, 2018	$(22.5)	$(100.0)	$(122.5)

(a) Amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit plans were included in net periodic benefit expense.

Note H – Shareholders' Equity

The following tables reflect the changes in shareholders' equity for the six months ended May 31, 2019 and 2018:

	Number of Common Shares Outstanding	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(Dollars and shares in millions)
Balance November 30, 2018	44.9	$4.8	$345.9	$(145.4)	$(25.3)	$(122.4)	$57.6
Net income (loss)				(4.6)			(4.6)
Foreign currency translations						3.8	3.8
Adjustment for accounting change				(.5)			(.5)
Post-retirement benefit plans						.6	.6
Share-based compensation			.3				.3
Other	(.1)				(.2)		(.2)
Balance February 28, 2019	44.8	$4.8	$346.2	$(150.5)	$(25.5)	$(118.0)	$57.0
Net income (loss)				5.6			5.6
Foreign currency translations						(5.5)	(5.5)
Post-retirement benefit plans						.9	.9
Share-based compensation			1.5				1.5
Other			.3		(.1)		.2
Balance May 31, 2019	44.8	$4.8	$348.0	$(144.9)	$(25.6)	$(122.6)	$59.7

Balance November 30, 2017	44.8	$4.8	$343.4	$(159.2)	$(25.5)	$(125.3)	$38.2
Net income (loss)				7.3			7.3
Foreign currency translations						6.3	6.3
Adjustment for accounting change				(6.9)			(6.9)
Post-retirement benefit plans						1.1	1.1
Share-based compensation			.5				.5
Other			.5		(.5)		—
Balance February 28, 2018	44.8	$4.8	$344.4	$(158.8)	$(26.0)	$(117.9)	$46.5
Net income (loss)				8.4			8.4
Foreign currency translations						(5.7)	(5.7)
Post-retirement benefit plans						1.1	1.1
Share-based compensation			.4				.4
Other	.1		.3				.3
Balance May 31, 2018	44.9	$4.8	$345.1	$(150.4)	$(26.0)	$(122.5)	$51.0

Note I – Inventories
Inventories are stated at lower of cost or net realizable value. U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $44.8 million, or 41.8%, and $47.6 million, or 45.9%, of gross inventories at May 31, 2019 and November 30, 2018, respectively. The remaining portion of inventories, which are located outside of the U.S., are valued using the first-in, first-out (“FIFO”) or an average cost method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

	May 31, 2019	November 30, 2018
	(Dollars in millions)
Raw materials and supplies	$34.7	$35.0
Work-in-process	5.3	5.3
Finished goods	67.0	63.5
Inventories, gross	107.0	103.8
LIFO reserve	(16.7)	(18.1)
Obsolescence reserve	(7.4)	(6.9)
Inventories, net	$82.9	$78.8

Note J – Debt and Credit Lines
Debt obligations due within the next twelve months consist of the following:

	May 31, 2019	November 30, 2018
	(Dollars in millions)
$350 million Term Loan B, due 2023, current portion (interest at 5.73% and 5.55%, respectively)	$3.5	$3.5
Capital lease obligations, current portion	.8	.7
Total	$4.3	$4.2

The Company’s long-term debt consists of the following:

	May 31, 2019	November 30, 2018
	(Dollars in millions)
$350 million Term Loan B, due 2023 (interest at 5.73% and 5.55%, respectively)	$300.4	$302.1
Senior Secured Revolving Credit Facility, due 2021 (interest at 4.25% and 3.88%, respectively)	14.7	12.0
Capital lease obligations	15.2	15.6
Gross debt	330.3	329.7
Less: current portion	(4.3)	(4.2)
Unamortized original issue discount	(1.9)	(2.1)
Debt issuance costs	(4.1)	(4.7)
Total long-term debt, net of current portion	$320.0	$318.7

The weighted-average interest rate on the Company’s short-term debt was 5.74% and 5.04% during the second quarters of 2019 and 2018, respectively.
Term Loan B
The Company's $350.0 million Term Loan B ("Term Loan B") matures on August 26, 2023 and is primarily secured by all real property, plant, and equipment of the Company's U.S. facilities and fully and unconditionally and jointly and severally guaranteed by the material U.S. subsidiaries of the Company. The Term Loan B contains affirmative and negative covenants, including a requirement to maintain a net debt leverage ratio of 5.0 to 1.0, limitations on additional debt, certain investments, and acquisitions outside of the Company’s line of business. The Company is in compliance with its Term Loan B covenants as of May 31, 2019.
The Company's Term Loan B has an interest rate of LIBOR plus 3.25%. The Term Loan B agreement permits the Company to request additional term loans or incremental equivalent debt borrowings (the “Additional Term Loans”) in a maximum aggregate amount equal to the greater of (a) $120.0 million and (b) an aggregate principal amount such that, on a pro forma basis (giving effect to any Additional Term Loans), the Company’s senior secured net debt leverage ratio will not exceed 4.0 to 1.0.

Senior Secured Revolving Credit Facility
The Company has a Senior Secured Revolving Credit Facility (the "Facility") which matures on August 26, 2021. The Facility is secured by U.S. accounts receivable, inventory, and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan B, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25.0 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1.0 as defined in the agreement. The Company was in compliance with this requirement at May 31, 2019. At May 31, 2019 there was a balance of $13.0 million borrowed under the Facility and the amount available for borrowing under the Facility was $53.1 million.
Eurodollar Revolving Loan
The Company has a €16.0 million Eurodollar Revolving Loan ("Revolver") to provide additional liquidity and working capital flexibility in Europe. The terms of the Revolver are similar to the Company's U.S. Facility, including the maturity date of August 26, 2021. The Revolver contains a €9.0 million expansion feature the Company may exercise in the future to gain additional liquidity should secured collateral of accounts receivable increase. At May 31, 2019 there was €1.5 million borrowed under the Revolver and the amount available for borrowing under the Revolver was €9.3 million.

Other Debt
The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. Total borrowing capacity for these facilities was $11.8 million and $7.0 million as of May 31, 2019 and November 30, 2018, respectively. These facilities support commitments made in the ordinary course of business.
Capital Lease Obligations

At May 31, 2019, the Company had net assets under capital leases totaling $14.3 million, which are included in property, plant, and equipment in the accompanying Consolidated Balance Sheets.

The following is a schedule by year of future minimum lease payments under the Company's capital leases together with the present value of the net future minimum lease payments as of May 31, 2019:

Year Ending November 30:	(Dollars in millions)
2019	$.7
2020	1.5
2021	1.5
2022	1.4
2023	1.4
Thereafter	15.2
Total minimum lease payments	21.7
Less: Amount representing estimated executory costs	(.5)
Net minimum lease payments	21.2
Less: Amount representing interest	(6.0)
Present value of minimum lease payments	$15.2

Debt Issuance Costs and Original Issue Discounts
Debt issuance costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of debt issuance costs and original issue discounts is included as a component of interest expense and was $0.3 million for both the three months ended May 31, 2019 and 2018, and $0.7 million and $0.6 million for the six months ended May 31, 2019 and 2018, respectively.
During the quarter ended February 28, 2018, the Company made a $40.0 million prepayment and determined that this constituted a partial extinguishment of debt and as such, wrote-off $0.8 million of debt issuance costs and original issue discounts.

Note K – Share-Based Employee Compensation
The Company provides compensation benefits to employees under the OMNOVA Solutions 2017 Equity Incentive Plan (the “Plan”), which was approved by shareholders on March 22, 2017. The Plan permits the Company to grant to officers, key employees and non-employee directors of the Company incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan authorizes the issuance of Company common shares in the aggregate for (a) awards of options rights to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) restricted share units, or (e) appreciation rights. Shares granted under the Plan may be either newly issued shares or treasury shares or both. As of May 31, 2019, approximately 1.9 million Company common shares remained available for grants under the Plan. All options granted under the Plan are granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years. Prior to March 22, 2017, the Company granted equity compensation under the OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan, which had substantially similar features.
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
Compensation expense for all share-based payments included in general and administrative expense was $1.8 million and $0.9 million for the first six months of 2019 and 2018, respectively.
As of May 31, 2019, there was $4.4 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
A summary of the RSA, RSU, and PSU activity for 2019 follows:

	Share Awards & Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at December 1, 2018	1,350,313	$8.11
Granted	489,699	$7.60
Vested	(96,343)	$5.24
Canceled and Forfeited	(18,384)	$8.03
Nonvested at May 31, 2019	1,725,285	$8.13

The Company also provides eligible employees the opportunity to purchase Company common shares through payroll deductions under the OMNOVA Solutions Employee Share Purchase Plan (the "ESPP"). The purchase price for common shares purchased from the Company will be 85% of the closing price of the common shares on the New York Stock Exchange on the investment date. Participants may contribute funds to the ESPP, not to exceed twenty-five thousand dollars in any calendar year. If a participant terminates his or her employment with the Company or its subsidiaries, the participant's participation will immediately terminate, uncommitted funds will be applied to the purchase of common shares, and the participant's account will be converted to a regular brokerage account. As of May 31, 2019, there were approximately 43,000 purchased by eligible participants through the ESPP.
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
Net periodic benefit cost (income) consisted of the following for the three and six month periods ending May 31, 2019 and 2018:

	Pension Plans		Health Care Plans
	(Dollars in millions)
Three months ended May 31, 2019 and 2018	2019	2018	2019	2018
Service costs	$.7	$.7	$—	$—
Interest costs	2.6	2.2	—	—
Expected return on plan assets	(3.9)	(3.9)	—	—
Amortization of net actuarial (gain) loss	1.2	1.3	(.3)	(.2)
Net periodic cost (benefit)	$.6	$.3	$(.3)	$(.2)

	Pension Plans		Health Care Plans
	(Dollars in millions)
Six months ended May 31, 2019 and 2018	2019	2018	2019	2018
Service costs	$1.4	$1.3	$—	$—
Interest costs	5.1	4.5	.1	.1
Expected return on plan assets	(7.8)	(7.8)	—	—
Amortization of net actuarial (gain) loss	2.3	2.7	(.6)	(.5)
Net periodic cost (benefit)	$1.0	$.7	$(.5)	$(.4)

Service cost is recorded in SG&A, while other components of net periodic pension costs are recorded in Other (Income) Expense. Service cost represents plan administration expenses. The Company expects to contribute approximately $6.4 million to its pension plans during fiscal 2019. There were no contributions made during the first six months of 2019.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $1.4 million for both the first six months of 2019 and 2018.
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

The following table summarizes operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to income (loss) before income taxes:

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
	(Dollars in millions)
Net Sales:
Specialty Solutions	$142.3	$128.8	$255.0	$238.0
Performance Materials	63.4	77.5	119.6	147.0
Total Net Sales	$205.7	$206.3	$374.6	$385.0
Segment Operating Profit:
Specialty Solutions	$20.0	$21.9	$29.3	$35.5
Performance Materials	.8	.1	(2.0)	2.2
Total segment operating profit	20.8	22.0	27.3	37.7
Interest expense	(5.2)	(4.6)	(10.2)	(9.7)
Corporate expenses	(8.4)	(6.5)	(15.3)	(14.9)
Income (Loss) Before Income Taxes	$7.2	$10.9	$1.8	$13.1

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

	Pounds Purchased (in millions)	Market Price Range Per Pound

2019 (estimated)	85	$0.43 - $0.53
2018	102	$0.53 - $0.73
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2018 and estimated purchases for 2019 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound

2019 (estimated)	76	$0.41 - $0.56
2018	77	$0.36 - $0.79
The Company negotiates pricing with the majority of its customers based on the cost of the raw material components of the products being purchased and the value-added performance attributes of those products. The Company's pricing objective, which may or may not be met, is to recover raw material price increases for its non-indexed contracts within three months. OMNOVA also has sales price index contracts with customers that represents less than 18% of its net sales.

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

Results of Operations for the Three months ended May 31, 2019 Compared to the Three months ended May 31, 2018
The Company's net sales in the second quarter of 2019 were $205.7 million compared to $206.3 million in the second quarter of 2018, a decrease of $0.6 million, or 0.3%. The acquisition of OMNOVA Portugal during the fourth quarter of 2018 accounted for $16.3 million of current quarter sales. The Specialty Solutions business segment revenue increased $13.5 million, or 10.5%, and the Performance Materials business revenue decreased by $14.1 million, or 18.2%. Contributing to the net sales decrease of $0.6 million in 2019 were lower price/mix of $2.5 million and unfavorable foreign currency of $4.3 million, which were partially offset by favorable volume of $6.2 million.
Gross profit in the second quarter of 2019 was $48.8 million with a gross profit margin of 23.7%, compared to gross profit of $51.6 million and a gross profit margin of 25.0% in the second quarter of 2018. The decrease in gross profit dollars resulted from lower volumes within Performance Materials primarily due to the Company's continued strategic transition away from the commodity paper coatings market, which was partially offset by improved volumes in coatings and antioxidants.
SG&A in the second quarter of 2019 was $30.2 million, compared to $28.0 million in the second quarter of 2018. The $2.2 million, or 7.9%, increase primarily reflects increased costs related to personnel, outside services and OMNOVA Portugal.
Interest expense in the second quarter of 2019 was $5.2 million, compared to $4.6 million in the second quarter of 2018. The increase of $0.6 million, or 13.0%, was primarily attributed to a higher average outstanding debt balance and increased interest rates.
The Company recorded income tax expense of $1.6 million and $2.5 million for the three months ended May 31, 2019 and 2018, respectively. The Company’s effective tax rate for the second quarter of 2019 was similar to the U.S. federal statutory tax rate of 21%. The Company's effective tax rate for the second quarter of 2018 was similar to the U.S. blended federal statutory tax rate of 22.2%.
Net income for the second quarter of 2019 was $5.6 million, or $0.12 per diluted share, compared to net income of $8.4 million, or $0.19 per diluted share, during the same quarter in the prior year.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income taxes:

	Three Months Ended May 31,
	2019	2018
	(Dollars in millions)
Net Sales:
Specialty Solutions	$142.3	$128.8
Performance Materials	63.4	77.5
Consolidated Net Sales	$205.7	$206.3

Segment Operating Profit:
Specialty Solutions	$20.0	$21.9
Performance Materials	.8	.1
Total Segment Operating Profit	20.8	22.0
Interest expense	(5.2)	(4.6)
Corporate expense	(8.4)	(6.5)
Consolidated Income (Loss) Before Income Taxes	$7.2	$10.9

Specialty Solutions

Specialty Solutions' net sales increased $13.5 million, or 10.5%, to $142.3 million in the second quarter of 2019 from $128.8 million in the second quarter of 2018. The improvement was primarily driven by favorable volume of $16.3 million, partially offset by unfavorable foreign currency exchange of $2.8 million, compared to the same quarter last year. Volumes were up in coatings (when including the impact of the Company's September 2018 Portugal acquisition), adhesives & sealants, oil & gas, and decorative laminates These volume increases were partially offset by declines in home & personal care, performance films, and nonwovens, when compared to the same quarter last year. Foreign exchange had an unfavorable impact across all markets.

Segment operating profit was $20.0 million for the second quarter of 2019 compared to $21.9 million for the second quarter of 2018. The decrease of $1.9 million, or 8.7%, from the second quarter of 2018 was due to unfavorable manufacturing costs, which were partially offset by favorable price/mix primarily in oil & gas. The lower margins were driven by the timing of raw material price changes. Segment operating profit also includes items that Management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2019 included a $0.2 million favorable adjustment to acquisition and integration expenses. Those items for the second quarter of 2018 were $0.1 million of asset impairment, facility and other closure costs.
Performance Materials
Performance Materials net sales decreased $14.1 million, or 18.2%, to $63.4 million during the second quarter of 2019, compared to $77.5 million during the second quarter of 2018. The decrease was primarily driven by unfavorable volume of $10.2 million, foreign currency exchange of $1.5 million, and price/mix of $2.8 million, compared to the same quarter last year. Volumes were down in paper, carpet, tire cord and antioxidants, which were partially offset by increases in coated fabrics and contract manufacturing, when compared to the same quarter last year. Foreign exchange had an unfavorable impact across all markets.

Segment operating profit was $0.8 million for the second quarter of 2019 compared to an operating profit of $0.1 million in the second quarter of 2018. The increase of $0.7 million from the second quarter of 2018 was due to favorable SG&A, partially offset by lower volume and margins. The lower margins were driven by the timing of raw material price changes. Segment operating profit also includes items that Management excludes when evaluating the results of the Company's segments. Those items for the second quarter of 2019 were $1.4 million of facility closure costs, $1.2 million of restructuring and severance, $0.4 million of accelerated depreciation, $0.1 million of acquisition and integration costs and a $4.3 million gain on sale of assets. Those items for 2018 included $0.4 million of asset impairment charges and $0.1 million of restructuring and severance charges.

Corporate

Corporate expenses were $8.4 million in the second quarter of 2019, compared to $6.5 million in the second quarter of 2018. SG&A expenses were higher during the current year resulting primarily from acquisition and integration related charges.

Results of Operations for the Six Months Ended May 31, 2019 Compared to the Six Months Ended May 31, 2018
The Company's net sales in the first six months of 2019 were $374.6 million, compared to $385.0 million in the first six months of 2018. The acquisition of OMNOVA Portugal during the fourth quarter of 2018 accounted for $28.7 million of current year sales. The Specialty Solutions business segment sales increased $17.0 million, or 7.1%, and Performance Materials business segment sales decreased by $27.4 million, or 18.6%. Contributing to the net sales decrease in 2019 were lower volumes of $5.6 million, primarily in paper, and unfavorable foreign currency exchange of $5.4 million, which were partially offset by favorable price/mix of $0.6 million.
Gross profit in the first six months of 2019 was $85.8 million with a gross profit margin of 22.9%, compared to $98.2 million and 25.5% in the first six months of 2018. The decrease from the comparable first six months period resulted from unfavorable foreign exchange for both Specialty Solutions and Performance Materials, unfavorable price and volume for Performance Materials, which were partially offset by favorable volume and pricing within Specialty Solutions.
SG&A in the first six months of 2019 was $58.9 million, or 15.7% of net sales, compared to $57.1 million, or 14.8% of net sales, in the first six months of 2018. The $1.8 million increase in expense for the first six months of 2019 reflects increased costs related to personnel, outside services and OMNOVA Portuga.
Interest expense was $10.2 million in the first six months of 2019, compared to $9.7 million for the first six months of 2018. The increase in the current year is primarily due to a higher average outstanding debt balance and increased interest rates.
The Company recorded income tax expense of $0.8 million and an income tax benefit of $2.6 million for the six months ended May 31, 2019 and 2018, respectively. The Company’s effective tax rate for the first six months of 2019 was different than its U.S. federal statutory tax rate primarily due to losses in jurisdictions in which no tax benefit was recognized. The Company's effective tax rate for the first six months of 2018 was different than its U.S. federal statutory rate primarily due to discrete items related to the Tax Act that were recorded in the first quarter of 2018. These items included a $4.1 million income tax benefit related to the re-measurement of the U.S. deferred taxes as the U.S. federal tax rate was reduced from 35% to 21% and a $0.9 million income tax benefit associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the Tax Act. In addition, during the first quarter of 2018, the Company recognized a $0.8 million income tax benefit related to the impact of a French tax rate change on the Company’s deferred tax liabilities. These discrete tax benefits were partially offset by losses in jurisdictions in which no tax benefit was recognized.
The Company generated net income of $1.0 million, or $0.02 per diluted share, in the first six months of 2019, compared to net income of $15.7 million, or $0.35 per diluted share, in the first six months of 2018.
Segment Discussion
The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income taxes:

	Six Months Ended May 31,
	2019	2018
	(Dollars in millions)
Net Sales:
Specialty Solutions	$255.0	$238.0
Performance Materials	119.6	147.0
Consolidated Net Sales	$374.6	$385.0

Segment Operating Profit:
Specialty Solutions	$29.3	35.5
Performance Materials	(2.0)	2.2
Total Segment Operating Profit	27.3	37.7
Interest expense	(10.2)	(9.7)
Corporate expense	(15.3)	(14.9)
Consolidated Income (Loss) Before Income Taxes	$1.8	$13.1

Specialty Solutions
Specialty Solutions net sales increased $17.0 million, or 7.1%, to $255.0 million in the first six months of 2019 from $238.0 million in the first six months of 2018. The improvement was driven by increased volume of $17.9 million and favorable price/mix of $2.0 million, partially offset by unfavorable foreign currency exchange of $2.9 million, compared to the first six months of 2018. Volumes were favorable in coatings, adhesives & sealants and decorative laminates but down in performance films, elastic modifiers, home & personal care, and nonwovens, compared to the first six months of 2018. Foreign exchange had an unfavorable impact across all markets.
Segment operating profit was $29.3 million for the first six months of 2019, compared to $35.5 million for the first six months of 2018. Segment operating profit decreased $6.2 million, or 17.5%, in the first six months of 2019 as a result of unfavorable manufacturing and raw material costs, which were partially offset by favorable price/mix. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first six months of 2019 consisted of a $0.1 million favorable adjustment to acquisition and integration related charges. Those items for 2018 included $0.7 million of restructuring and severance, $0.4 million of acquisition and integration related expense, and $0.1 million of asset impairment, and facility closure costs.
Performance Materials
Performance Materials' net sales decreased $27.4 million, or 18.6%, to $119.6 million during the first six months of 2019, compared to $147.0 million during the first six months of 2018. The decrease was driven primarily from lower volumes of $23.6, unfavorable foreign currency exchange of $2.5 million and unfavorable price/mix of $1.3 million. Volumes increased within coated fabrics and antioxidants, but decreased in paper, carpet, tire cord and reinforcing resins, compared to the first six months of 2018. Foreign exchange had an unfavorable impact.

This segment generated an operating loss of $2.0 million in the first six months of 2019 compared to operating profit of $2.2 million in the first six months of 2018. Segment operating profit also includes items which management excludes when evaluating the results of the Company's segments. Those items for the first six months of 2019 consisted of $1.9 million of restructuring and severance charges, $1.8 million of asset impairment charges, and facility closure costs, $1.0 million of accelerated depreciation on production transfer, $0.1 million of acquisition and integration related charges, and $4.3 million gain on sale of assets. Those items for the first six months of 2018 included $0.4 million of asset impairment charges, and facility closure costs and other, $0.2 million of environmental charges, and $0.1 million of restructuring and severance expense.
Corporate
Corporate expenses were $15.3 million in the first six months of 2019, compared to $14.9 million in the first six months of 2018 as a result of acquisition and integration initiatives.
Financial Resources

	Six Months Ended May 31,
	2019	2018	Change
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(4.8)	$15.6	$(20.4)
Net cash provided by (used in) investing activities	$(16.0)	$(7.2)	$(8.8)
Net cash provided by (used in) financing activities	$.4	$(43.6)	$44.0
Net increase (decrease) in cash and cash equivalents	$(20.4)	$(35.1)	$14.7

Cash used in operating activities was $4.8 million during the first six months of 2019 compared to cash provided by operating activities of $15.6 million for the first six months of 2018. The decrease in cash provided by operating activities is generally due to lower operating income and increased inventory.

Cash used in investing activities was $16.0 million during the first six months of 2019 compared to $7.2 million in the first six months of 2018. Cash use in both 2019 and 2018 was primarily for ongoing capital expenditures and business acquisitions. The Company expects approximately $35.0 million of capital expenditures during 2019. Capital expenditures are planned principally for asset replacement, new production capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash provided by financing activities was $0.4 million during the first six months of 2019 compared to cash used in financing activities of $43.6 million during the first six months of 2018. Cash use in 2019 decreased as a result of a $40.0 million debt prepayment made during the first six months of 2018.

The Company’s cash balance of $33.7 million as of May 31, 2019 consists of $1.6 million in the U.S., $21.5 million in Asia, and $10.6 million in Europe. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may have certain tax consequences and may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its cash requirements for at least the next twelve months.

Share Repurchase Program
During the fourth quarter of 2018, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock. The Company may use various methods to make the repurchases, including open market repurchases, negotiated block transactions, or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors including market and business conditions, and repurchases may be discontinued at any time. No repurchases have been made under this authorization as of May 31, 2019.
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

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of May 31, 2019 reflects reserves for environmental remediation of $1.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters

At May 31, 2019, the Company employed approximately 1,900 employees globally. Approximately 12% of the Company’s U.S. employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in the Debt and Credit Lines note to the Unaudited Consolidated Financial Statements, the Company’s debt bears interest at variable rates. Total borrowings for the Company's variable rate debt were $315.1 million as of May 31, 2019. The weighted average effective interest rate of the Company’s outstanding debt was 5.62% as of May 31, 2019. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by $3.2 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $34.3 million as of May 31, 2019, which is included in accumulated other comprehensive loss.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of May 31, 2019 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes the Company’s activity related to its common shares for the three months ended May 31, 2019.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
March 1 -31	—	N/A	—	$20,000,000
April 1 - 30	—	N/A	—	$20,000,000
May 1 -31	—	N/A	—	$20,000,000
Total	—	N/A	—

(a) Share repurchases resulted from common shares deemed surrendered by employees in connection with the Company’s stock compensation and benefit plans to satisfy tax obligations.

Item 6. Exhibits

10.1	Second Amended and Restated Corporate Officers’ Severance Plan, effective April 8, 2019. (x)
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2019, filed with the SEC on July 2, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2019 and 2018; (iii) the Consolidated Balance Sheets at May 31, 2019 and November 30, 2018; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2019 and 2018; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	July 2, 2019	By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer)

Date:	July 2, 2019	By	/s/ Donald B. McMillan
Donald B. McMillan Vice President, Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Second Amended and Restated Corporate Officers’ Severance Plan, effective April 8, 2019. (x)
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2019, filed with the SEC on July 2, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended May 31, 2019 and 2018; (iii) the Consolidated Balance Sheets at May 31, 2019 and November 30, 2018; (iv) the Consolidated Statements of Cash Flows for the six months ended May 31, 2019 and 2018; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.