Form 10-Q
period 2019-08-31
OMNOVA SOLUTIONS INC
filed 2019-09-26
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form	10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended August 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
At August 31, 2019, there were 44,853,732 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
	(Dollars and shares in millions, except per share data)
Net sales	$192.4	$193.6	$567.0	$578.5
Cost of goods sold (exclusive of depreciation)	146.1	144.5	434.7	431.3
Gross profit	46.3	49.1	132.3	147.2

Other costs and expenses:
Selling, general and administrative	26.6	26.3	85.6	83.4
Depreciation and amortization	7.5	7.8	23.4	22.3
Asset impairments	1.0	9.2	1.0	9.6
(Gain) loss on asset sales	(.1)	—	(4.2)	—
Restructuring and severance	.8	.4	4.9	1.8
Interest expense	5.1	4.7	15.3	14.4
Debt issuance costs write-off	.2	—	.2	.8
Merger, acquisition, and integration related expense	5.9	(.3)	6.1	.7
Other (income) expense, net	(1.6)	.6	(2.7)	.8
Total other costs and expenses	45.4	48.7	129.6	133.8

Income (loss) before income taxes	.9	.4	2.7	13.4
Income tax (benefit) expense	.6	2.3	1.4	(.3)

Net income (loss)	$.3	$(1.9)	$1.3	$13.7

Net income (loss) per share - Basic and Diluted	$.01	$(.04)	$.03	$.31

Weighted average shares outstanding - Basic	44.8	44.5	44.8	44.6
Weighted average shares outstanding - Diluted	45.7	44.5	45.6	44.8
See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
	(Dollars in millions)
Net income (loss)	$.3	$(1.9)	$1.3	$13.7

Components of other comprehensive income (loss):
Foreign currency translations:
Unrealized net change during the period	(2.3)	(5.4)	(3.6)	(4.4)
Unrealized net change on intercompany foreign debt during the period	(.2)	(.1)	(.6)	(.4)
Tax effect	—	—	—	(.1)
Foreign currency translations, net of tax	(2.5)	(5.5)	(4.2)	(4.9)

Post retirement benefit plans:
Actuarial net (gain) loss:
Amortization of net loss included in net periodic benefit cost	.8	1.2	2.5	3.4
Tax effect	(.2)	—	(.4)	—
Post-retirement benefit plans, net of tax	.6	1.2	2.1	3.4
Other comprehensive income (loss), net of tax	(1.9)	(4.3)	(2.1)	(1.5)
Comprehensive income (loss)	$(1.6)	$(6.2)	$(.8)	$12.2

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Balance Sheets

	August 31, 2019	November 30, 2018
	(Unaudited)	(Audited)
	(Dollars in millions, except share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$36.8	$54.1
Accounts receivable, net	113.4	112.1
Inventories, net	78.6	78.8
Prepaid expenses and other	8.6	8.0
Total Current Assets	237.4	253.0

Property, plant and equipment, net	208.7	205.8
Intangible assets, net	48.9	53.5
Goodwill	69.5	70.9
Other non-current assets	5.7	6.0
Total Assets	$570.2	$589.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Short-term debt	$4.3	$4.2
Accounts payable	88.8	101.1
Accrued payroll and personal property taxes	17.9	15.5
Employee benefits	3.3	2.9
Other current liabilities	5.4	10.1
Total Current Liabilities	119.7	133.8

Long-term debt	322.8	318.7
Post-retirement benefits other than pensions	5.0	5.3
Pension liabilities	46.0	51.6
Deferred income taxes	10.7	13.4
Other non-current liabilities	7.3	8.8
Total Liabilities	511.5	531.6

Shareholders’ Equity
Preferred stock - $1.00 par value; 15.0 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135.0 million shares authorized; 48.3 million shares issued; 44.9 million shares outstanding as of August 31, 2019 and November 30, 2018, respectively	4.8	4.8
Additional contributed capital	348.5	345.9
Retained deficit	(144.6)	(145.4)
Treasury stock at cost - 3.4 million shares as of August 31, 2019 and November 30, 2018, respectively	(25.5)	(25.3)
Accumulated other comprehensive loss	(124.5)	(122.4)
Total Shareholders’ Equity	58.7	57.6
Total Liabilities and Shareholders’ Equity	$570.2	$589.2

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended August 31,
	2019	2018
	(Dollars in millions)
Operating Activities:
Net income (loss)	$1.3	$13.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on asset sales	(4.2)	—
Depreciation and amortization	23.4	22.3
Impairment of long-lived assets	1.0	9.6
Amortization and write-off of deferred financing fees	1.1	1.8
Non-cash stock compensation expense	2.8	2.1
Provision for uncollectible accounts	.5	.4
Provision for obsolete inventories	(.1)	1.3
Deferred income taxes	(.9)	(6.6)
Changes in operating assets and liabilities:
Accounts receivable	(4.7)	(3.8)
Inventories	(.8)	(3.1)
Other current assets	2.4	5.3
Current liabilities	(3.8)	1.4
Other non-current assets	(5.9)	1.2
Other non-current liabilities	(5.6)	(2.5)
Contributions to defined benefit plan	(3.0)	(6.0)
Net Cash Provided By (Used In) Operating Activities	3.5	37.1

Investing Activities:
Capital expenditures	(25.9)	(12.8)
Proceeds from asset sales	5.5	—
Business acquisitions	(2.8)	(.5)
Net Cash Provided By (Used In) Investing Activities	(23.2)	(13.3)

Financing Activities:
Proceeds from borrowings	267.6	2.3
Repayment of debt obligations	(264.5)	(45.4)
Payments for debt refinancing	—	(1.0)
Employee tax withholdings related to redemption of common shares	(.5)	(.5)
Net Cash Provided By (Used In) Financing Activities	2.6	(44.6)
Effect of exchange rate changes on cash and cash equivalents	(.2)	(1.0)
Net Increase (Decrease) In Cash And Cash Equivalents	(17.3)	(21.8)

Cash and cash equivalents at beginning of period	54.1	88.0
Cash and Cash Equivalents at End of Period	$36.8	$66.2

Supplemental Cash Flow Information:
Cash paid for:
Interest	$14.2	$13.2
Income taxes	$6.2	$5.7

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of August 31, 2019
(Dollars In Millions, Except Share Data)
Note A – Pending Merger, Basis of Presentation, Description of Business, and Accounting Standards
Pending Merger
On July 3, 2019, OMNOVA Solutions Inc. (the "Company") announced that it entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synthomer plc ("Synthomer"), Spirit USA Holdings Inc. ("Merger Sub"), and Synthomer USA LLC, pursuant to which Merger Sub, a wholly-owned subsidiary of Synthomer, would merge with and into the Company, subject to shareholder and regulatory approvals and other customary conditions (the "Merger").
Upon consummation of the Merger (the “Effective Time”), each common share, par value $0.10 per share, of the Company (“Company Common Shares”) issued and outstanding immediately prior to the Effective Time (other than dissenting shares, shares held in the treasury of the Company and shares held by Synthomer or any of its wholly owned subsidiaries) will be canceled and automatically converted into the right to receive $10.15 in cash, without interest and subject to any applicable withholding taxes (the “Per-Share Amount”).
Pursuant to the Merger Agreement, each unvested Company restricted share, restricted share unit, and performance share that is outstanding immediately prior to the Effective Time, will be canceled and converted into the right to receive an amount in cash equal to the Per-Share Amount. Each Company performance share will be considered to have vested at target achievement levels.
The Merger Agreement contains customary representations, warranties, and covenants, including, among others, covenants: (a) that each of the Company, Synthomer, and Merger Sub uses its reasonable best efforts to cause the proposed transactions to be consummated; (b) that require the Company, Synthomer and Merger Sub to take certain actions that may be necessary to obtain required antitrust approvals; (c) that require the Company (i) subject to certain restrictions, to operate in the ordinary course of business consistent with past practice until the Effective Time, (ii) not to initiate, solicit or knowingly facilitate or encourage the making of any inquiries or proposals relating to alternate transactions or, subject to certain exceptions, engage in any discussions or negotiations with respect thereto, and (iii) to convene a meeting of the Company’s shareholders and solicit proxies from its shareholders in favor of the adoption of the Merger Agreement; and (d) that require Synthomer (y) not to initiate, solicit or knowingly facilitate or encourage the making of any offers or proposals relating to certain acquisitions of Synthomer’s equity or assets or, subject to certain exceptions, engage or participate in any discussions or negotiations with respect thereto, and (z) to convene a meeting of Synthomer’s shareholders and solicit proxies from its shareholders in favor of approving the transactions and certain matters related thereto.
Subject to certain exceptions and limitations, either party may terminate the Merger Agreement if the proposed transactions are not consummated by nine (9) months after the date of the Merger Agreement, subject to an automatic extension for an additional period of three (3) months if necessary to obtain regulatory clearances. Consummation of the proposed transactions is not subject to any financing condition.
The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, including, without limitation, (i) a change in the recommendation of the Company’s Board of Directors or a termination of the Merger Agreement by the Company to enter into an agreement for a “superior proposal,” the Company will pay Synthomer a cash termination fee equal to $15.8 million, and (ii) a change in recommendation of Synthomer’s Board of Directors or a termination of the Merger Agreement by the Company or Synthomer due to a failure in certain circumstances to obtain certain antitrust approvals with respect to the transactions, Synthomer will pay the Company a cash termination fee equal to $15.8 million.
The proposed Merger has been unanimously approved by the respective Boards of Synthomer and the Company, and at a special meeting of Synthomer’s shareholders on July 31, 2019, Synthomer received shareholder approval to, among other things, consummate the Merger. The closing of the Merger remains subject to the satisfaction of customary closing conditions, including approval of the Merger Agreement by the Company’s shareholders and receiving regulatory clearance for the transaction in certain non-U.S. jurisdictions. The Company's shareholders will have the opportunity to vote on a proposal to adopt the Merger Agreement at a special meeting of Company shareholders scheduled to occur on October 10, 2019. The Company and Synthomer continue to target closing the transaction in late 2019 or early 2020.
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
The consolidated financial statements as of August 31, 2019 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
Description of Business
The Company is an innovator of emulsion polymers, specialty chemicals, and engineered surfaces for a variety of commercial, industrial, and residential end uses. The Company's products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. The Company holds leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. The Company utilizes strategically-located manufacturing, technical, and other facilities in North America, Europe, China, and Thailand to service a broad customer base. The Company has two business segments: Specialty Solutions, which is focused on the Company's higher growth specialty businesses, and Performance Materials, which is focused on the Company’s more mature businesses.
Specialty Solutions – The Specialty Solutions segment develops, designs, produces, and markets a broad line of specialty polymers for use in coatings, adhesives, sealants, elastomers, nonwovens, and oil & gas products, as well as laminates and films. These products are used in numerous applications, including architectural and industrial coatings; nonwovens used in hygiene products, filtration, and construction; drilling additives for oil and gas exploration and production; elastomeric modification of plastic casings and hoses used in household and industrial products and automobiles; tapes and adhesives; sports surfaces; textile finishes; commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; furnishings; manufactured housing; health care patient and common area furniture; and a variety of industrial films applications. The segment's products enhance our customers’ products performance, including stain, rust and aging resistance; surface modification; gloss; softness or hardness; dimensional stability; high heat and pressure tolerance; and binding and barrier (e.g. moisture, oil) properties.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic benefit cost in assets. The Company adopted ASU 2017-17 during the first quarter of fiscal year 2019. The Company elected to use the practical expedient to use amounts disclosed in the 2018 consolidated financial statements as an estimate for applying the retrospective presentation requirements. As a result, selling, general, and administrative expense ("SG&A") increased with an offsetting increase to other (income) expense of $0.7 million and $0.4 million in the three months ended August 31, 2019 and 2018, respectively, and $1.6 million and $1.4 million in the nine months ended August 31, 2019 and 2018, respectively. Other than this reclassification, the adoption of ASU 2017-07 did not have an impact on the Company’s consolidated financial statements as of and for the periods ended August 31, 2019 and 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The new guidance is effective for the Company’s fiscal year that begins on December 1, 2019. The Company will elect the optional transition method to account for finance and operating leases existing at, or entered into after, December 1, 2019, and the Company will record a cumulative effect adjustment to retained earnings on the same date, if necessary. This optional transition method will not require any prior period restatements. We have completed aggregating our worldwide lease contracts, extracted lease data into a centralized database, established implementation controls, and are implementing a new lease accounting system to support the accounting and disclosure requirements of this ASU. The Company continues to evaluate certain practical expedients available and implement controls to support recognition and disclosure under ASC 842. As the implementation project progresses, the Company will determine the extent of the impact on its consolidated financial statements and related disclosures.

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

The following table summarizes disaggregated net sales by geographic region and reportable segment for the three and nine months ended August 31, 2019:

	United States	Asia	Europe	Total
Three months ended August 31, 2019	(Dollars in millions)
Specialty Solutions	$88.7	$8.4	$40.6	$137.7
Performance Materials	33.1	10.9	10.7	54.7
Total net sales	$121.8	$19.3	$51.3	$192.4

Nine months ended August 31, 2019
Specialty Solutions	$219.8	$39.2	$133.7	$392.7
Performance Materials	110.4	42.4	21.5	174.3
Total net sales	$330.2	$81.6	$155.2	$567.0

Note C – Financial Instruments and Fair Value Measurements
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and foreign currency rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer that represented more than 10% of the Company’s consolidated net sales during the three and nine month periods ending August 31, 2019 and 2018. There was no single customer who represented more than 10% of the Company’s net trade receivables at August 31, 2019 or November 30, 2018.
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
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries and U.S. Dollar cash holdings in foreign locations. These forward contracts are used on a continuing basis for periods of approximately 30 days, consistent with the underlying hedged transactions. Hedging intends to offset the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment-grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased or sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Foreign currency transaction gains and losses, including the impact of foreign currency contracts, that were recorded in the Consolidated Statements of Operations, as a component of other income (loss), was a loss of $0.1 million and a gain of $0.2 million for the nine-month periods ending August 31, 2019 and 2018, respectively.

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
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of August 31, 2019 and November 30, 2018:

	Notional Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
Fair value measurements - August 31, 2019:
Financial liabilities
Foreign currency exchange contracts	$17.3	$.1	$—	$.1	$—
Contingent consideration (1)	—	—	—	—	—
Total liabilities	$17.3	$.1	$—	$.1	$—

Fair value measurements - November 30, 2018:
Financial assets
Foreign currency exchange contracts	$16.5	$.1	$—	$.1	$—
Total assets	$16.5	$.1	$—	$.1	$—

Financial liabilities
Contingent consideration (1)	$—	$.6	$—	$—	$.6
Total liabilities	$—	$.6	$—	$—	$.6
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the first nine months of 2019 are summarized as follows:

Contingent Consideration
(Dollars in millions)
Balance at November 30, 2018	$.6
Adjustments	(.6)
Balance at August 31, 2019	$—

There were no transfers into or out of Level 3 during the first nine months of 2019 or 2018. During the second quarter of fiscal 2019, the Company removed the contingent consideration liability based on its expected value. Changes in expected value are recognized in other income within the consolidated statements of operations.
The fair value of the Company’s Term Loan B at August 31, 2019 approximated $299.1 million, which is slightly less than its book value of $299.5 million as a result of prevailing market rates on the Company’s debt. The fair value of the Term

Loan B is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The carrying value of the Senior Secured Revolving Credit Facility approximates fair value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the future cash flows to their present value.
Note D - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the three and nine months ended August 31, 2019 and 2018:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
	(Dollars in millions)
Severance Expense:
Specialty Solutions	$.3	$—	$.3	$.7
Performance Materials	.5	.4	2.2	.4
Corporate	—	—	.2	.7
Total Severance Costs	.8	.4	2.7	1.8
Facility Closure Costs:
Performance Materials	—	—	2.2	—
Total Restructuring and Severance Costs	$.8	$.4	$4.9	$1.8

Costs for restructuring plans are recognized as a component of restructuring and severance expense within the consolidated statements of operations. The Company initiated the following restructuring plans:

2018 Restructuring Plan

During the third quarter of fiscal 2018, the Company announced its plan to close its styrene butadiene manufacturing facility in Green Bay, Wisconsin, moving production to its Mogadore, Ohio facility. The Company recorded $4.2 million of restructuring and severance expenses in fiscal 2019 related to this plan. Total expense incurred to date for this plan is $6.0 million, all of which has been paid as of August 31, 2019. The Company sold the Green Bay, Wisconsin facility in May 2019 for $4.9 million, recognizing a gain of $4.4 million within the consolidated statement of operations. This gain is included in the Performance Materials segment operating results. This plan is complete.

2017 Restructuring Plan

The Company recorded $0.7 million of restructuring and severance expenses in the first nine months of 2019 related to the One OMNOVA initiative announced during the first quarter of 2017. This initiative was focused on improving functional excellence in marketing, sales, operations, supply chain and technology, as well as various corporate functions. The plan was designed to reduce complexity and drive consistency across the global enterprise through a standardized, integrated business system. Total expense incurred for this initiative was $5.9 million, all of which has been paid as of August 31, 2019. This plan is substantially complete.
The following table summarizes the Company's liabilities related to restructuring and severance activities:

	November 30, 2018	2019		August 31, 2019
		Provision	Payments
	(Dollars in millions)
Total	$1.1	$4.9	$6.0	$—

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

Note E – Income Taxes
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Job Act (the “Tax Act”) was signed into law which, among other changes: reduced the U.S. corporate income tax rate effective January 1, 2018; imposed a one-time transition tax on foreign earnings; and beginning in fiscal 2019, creates a new minimum tax on certain foreign-sourced earnings known as global intangible low-tax income ("GILTI"). The Company will account for GILTI in the year the tax is incurred as a period cost. The Company completed the analysis of the impact of the transition tax in accordance with SAB 118 and the amount of $27.7 million is no longer considered provisional. The Company finalized the position to utilize existing net operating loss carryforwards ("NOLC's") to offset the income inclusion, and therefore will have no cash taxes or tax expense related to the transition tax.
The Company recorded income tax expense of $0.6 million and $2.3 million for the three months ended August 31, 2019 and 2018, respectively and income tax expense of $1.4 million and income tax benefit of $0.3 million for the nine months ended August 31, 2019 and 2018, respectively. The Company’s effective tax rate for the third quarters of both 2019 and 2018 were different than the U.S. federal statutory tax rate primarily due to losses in jurisdictions in which no tax benefit was recognized. The Company's effective tax rate for the first nine months of 2019 was different than the U.S. federal statutory tax rate primarily due to losses in jurisdictions in which no tax benefit was recognized. The Company’s effective tax rate for the first nine months of 2018 was different than its U.S. federal statutory tax rate primarily due to discrete items related to the Tax Act. These items included a $4.1 million income tax benefit related to the re-measurement of the U.S. deferred taxes as the U.S. federal tax rate was reduced from 35.0% to 21.0% and a $0.9 million income tax benefit associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the Tax Act. In addition, during the first quarter of 2018, the Company recognized a $0.8 million income tax benefit related to the impact of a French tax rate change on the Company's deferred tax liabilities. The French tax rate was reduced to 25.0% beginning in 2022 and the Company's deferred tax liabilities were reduced to appropriately reflect this legislation as a current period tax benefit. These discrete tax benefits were partially offset by losses in jurisdictions in which no tax benefit was recognized.
As of August 31, 2019, the Company has $75.3 million of U.S. federal NOLC's, $8.1 million of U.S. federal capital loss carryforwards, $0.1 million of foreign tax credit carryforwards, $0.3 million of AMT credit carryforwards, and $78.9 million of state NOLC's. The $75.3 million of U.S. NOLC's reflects the net impact of the $11.7 million NOL generation for the year ended November 30, 2018 and the $27.7 million utilization for transition tax as part of U.S. tax reform. Due to the NOLC's, cash tax payments in the U.S. are expected to be minimal for the foreseeable future. The majority of the federal, state, and local NOLC's will expire in tax years 2024 through 2034 while the foreign tax credit carryforwards will expire in the tax years 2020 through 2022, and the capital loss carryforwards will expire beginning in tax year 2022. The Company has a valuation allowance against the U.S. federal and state NOLC's and the U.S. federal capital loss carryforward. As of August 31, 2019, the Company had approximately $51.7 million of foreign NOLC's of which $31.8 million have an indefinite carryforward period. The Company has recognized a valuation allowance against the $31.8 million foreign NOLC's which have an indefinite carryforward period as the Company does not anticipate utilizing these carryforwards.
The Company operates in numerous taxing jurisdictions and is subject to regular examinations by various tax authorities. With limited exceptions, the Company is no longer open to audits by U.S. and foreign jurisdictions for years prior to 2014.
Note F – Earnings Per Share
The following table summarizes the computation of earnings per common share and earnings per common share, assuming dilution:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
	(Dollars and shares in millions, except per share data)
Numerator:
Net income (loss)	$.3	$(1.9)	$1.3	$13.7

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares outstanding	44.8	44.5	44.8	44.6
Effect of dilutive securities	.9	—	.8	.2
Denominator for dilutive earnings (loss) per share - adjusted weighted average shares and assumed conversions	45.7	44.5	45.6	44.8

Net income (loss) per share - Basic and Diluted	$.01	$(.04)	$.03	$.31

There are no anti-dilutive securities for the periods presented.
Note G – Accumulated Other Comprehensive Income (Loss)
The following tables reflect the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended August 31, 2019 and 2018:

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive (Income) Loss
Three months ended August 31, 2019 and 2018	(Dollars in millions)
Balance May 31, 2019	$(34.3)	$(88.3)	$(122.6)
Other comprehensive income (loss) before reclassifications	(2.5)	—	(2.5)
Amounts reclassified to earnings (a)	—	.6	.6
Balance August 31, 2019	$(36.8)	$(87.7)	$(124.5)

Balance May 31, 2018	$(22.5)	$(100.0)	$(122.5)
Other comprehensive income (loss) before reclassifications	(5.5)	—	(5.5)
Amounts reclassified to earnings (a)	—	1.2	1.2
Balance August 31, 2018	$(28.0)	$(98.8)	$(126.8)
Nine months ended August 31, 2019 and 2018
Balance November 30, 2018	$(32.6)	$(89.8)	$(122.4)
Other comprehensive income (loss) before reclassifications	(4.2)	—	(4.2)
Amounts reclassified to earnings (a)	—	2.1	2.1
Balance August 31, 2019	$(36.8)	$(87.7)	$(124.5)

Balance November 30, 2017	$(23.1)	$(102.2)	$(125.3)
Other comprehensive income (loss) before reclassifications	(4.9)	—	(4.9)
Amounts reclassified to earnings (a)	—	3.4	3.4
Balance August 31, 2018	$(28.0)	$(98.8)	$(126.8)

(a) Amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit plans were included in net periodic benefit expense.

Note H – Shareholders' Equity

The following tables reflect the changes in shareholders' equity for the nine months ended August 31, 2019 and 2018:

	Number of Common Shares Outstanding	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(Dollars and shares in millions)
Balance November 30, 2018	44.9	$4.8	$345.9	$(145.4)	$(25.3)	$(122.4)	$57.6
Net income (loss)				(4.6)			(4.6)
Foreign currency translations						3.8	3.8
Adjustment for accounting change				(.5)			(.5)
Post-retirement benefit plans						.6	.6
Share-based compensation			.3				.3
Other	(.1)				(.2)		(.2)
Balance February 28, 2019	44.8	$4.8	$346.2	$(150.5)	$(25.5)	$(118.0)	$57.0
Net income (loss)				5.6			5.6
Foreign currency translations						(5.5)	(5.5)
Post-retirement benefit plans						.9	.9
Share-based compensation			1.5				1.5
Other			.3		(.1)		.2
Balance May 31, 2019	44.8	$4.8	$348.0	$(144.9)	$(25.6)	$(122.6)	$59.7
Net income (loss)				.3			.3
Foreign currency translations						(2.5)	(2.5)
Post-retirement benefit plans						.6	.6
Shared-based compensation			1.0				1.0
Other	.1		(.5)		.1		(.4)
Balance August 31, 2019	44.9	4.8	348.5	(144.6)	(25.5)	(124.5)	58.7

Balance November 30, 2017	44.8	$4.8	$343.4	$(159.2)	$(25.5)	$(125.3)	$38.2
Net income (loss)				7.3			7.3
Foreign currency translations						6.3	6.3
Adjustment for accounting change				(6.9)			(6.9)
Post-retirement benefit plans						1.1	1.1
Share-based compensation			.5				.5
Other			.5		(.5)		—
Balance February 28, 2018	44.8	$4.8	$344.4	$(158.8)	$(26.0)	$(117.9)	$46.5
Net income (loss)				8.4			8.4
Foreign currency translations						(5.7)	(5.7)
Post-retirement benefit plans						1.1	1.1
Share-based compensation			.4				.4
Other	.1		.3				.3
Balance May 31, 2018	44.9	$4.8	$345.1	$(150.4)	$(26.0)	$(122.5)	$51.0
Net income (loss)				(1.9)			(1.9)
Foreign currency translations						(5.5)	(5.5)
Post-retirement benefit plans						1.2	1.2
Share-based compensation			1.2				1.2
Other			(.6)				(.6)
Balance August 31, 2018	44.9	4.8	345.7	(152.3)	(26.0)	(126.8)	45.4

Note I – Inventories
Inventories are stated at lower of cost or net realizable value. U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $48.2 million, or 47.9%, and $47.6 million, or 45.9%, of gross inventories at August 31, 2019 and November 30, 2018, respectively. The remaining portion of inventories, which are located outside of the U.S., are valued using the first-in, first-out (“FIFO”) or an average cost method. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

	August 31, 2019	November 30, 2018
	(Dollars in millions)
Raw materials and supplies	$35.3	$35.0
Work-in-process	5.2	5.3
Finished goods	60.1	63.5
Inventories, gross	100.6	103.8
LIFO reserve	(15.4)	(18.1)
Obsolescence reserve	(6.6)	(6.9)
Inventories, net	$78.6	$78.8

Note J – Debt and Credit Lines
Debt obligations due within the next twelve months consist of the following:

	August 31, 2019	November 30, 2018
	(Dollars in millions)
$350 million Term Loan B, due 2023, current portion (interest at 5.48% and 5.55%, respectively)	$3.5	$3.5
Capital lease obligations, current portion	.8	.7
Total	$4.3	$4.2

The Company’s long-term debt consists of the following:

	August 31, 2019	November 30, 2018
	(Dollars in millions)
$350 million Term Loan B, due 2023 (interest at 5.48% and 5.55%, respectively)	$299.5	$302.1
Senior Secured Revolving Credit, due 2021 (interest at 3.69% and 3.88%, respectively)	18.2	12.0
Capital lease obligations	15.1	15.6
Gross debt	332.8	329.7
Less: current portion	(4.3)	(4.2)
Unamortized original issue discount	(1.7)	(2.1)
Debt issuance costs	(4.0)	(4.7)
Total long-term debt, net of current portion	$322.8	$318.7

The weighted-average interest rate on the Company’s short-term debt was 5.61% and 5.27% during the third quarters of 2019 and 2018, respectively.
Term Loan B
The Company's $350.0 million Term Loan B ("Term Loan B") matures on August 26, 2023 and is primarily secured by all real property, plant, and equipment of the Company's U.S. facilities and fully and unconditionally and jointly and severally guaranteed by the material U.S. subsidiaries of the Company. The Term Loan B contains affirmative and negative covenants, including a requirement to maintain a net debt leverage ratio of 5.0 to 1.0, limitations on additional debt, certain investments, and acquisitions outside of the Company’s line of business. The Company is in compliance with its Term Loan B covenants as of August 31, 2019.
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

Senior Secured Revolving Credit Facility
The Company has a Senior Secured Revolving Credit Facility (the "Facility") which matures on August 26, 2021. The Facility is secured by U.S. accounts receivable, inventory, and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan B, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25.0 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1.0 as defined in the agreement. The Company was in compliance with this requirement at August 31, 2019. At August 31, 2019 there was a balance of $18.2 million borrowed under the Facility and the amount available for borrowing under the Facility was $46.5 million.
Eurodollar Revolving Loan
The Company amended its Eurodollar Revolving Loan ("Revolver") effective June 14, 2019. Total borrowing capacity of the Revolver was increased from €16.0 million to €25.0 million. In addition, the Company has the ability to increase borrowing capacity through a €9.0 million expansion feature as needed. The Revolver is secured by European accounts receivable. All other material terms are unchanged and similar to the Company's U.S. Facility, including the maturity date of August 26, 2021. The Revolver provides additional liquidity and working capital flexibility in Europe. At August 31, 2019 there were no amounts borrowed under the Revolver and the amount available for borrowing under the Revolver was €19.3 million.
Other Debt
The Company has borrowing facilities at certain of its foreign subsidiaries, which consist of overdraft lines, working capital credit lines, and facilities for the issuance of letters of credit and short-term borrowing needs. Total borrowing capacity for these facilities was $11.9 million and $7.0 million as of August 31, 2019 and November 30, 2018, respectively. There were no amounts borrowed under these facilities at August 31, 2019 and November 30, 2018.
Capital Lease Obligations

At August 31, 2019, the Company had net assets under capital leases totaling $14.0 million, which are included in property, plant, and equipment in the accompanying Consolidated Balance Sheets.

The following is a schedule by year of future minimum lease payments under the Company's capital leases together with the present value of the net future minimum lease payments as of August 31, 2019:

Year Ending November 30:	(Dollars in millions)
2019	$.4
2020	1.5
2021	1.5
2022	1.4
2023	1.4
Thereafter	15.2
Total minimum lease payments	21.4
Less: Amount representing estimated executory costs	(.5)
Net minimum lease payments	20.9
Less: Amount representing interest	(5.8)
Present value of minimum lease payments	$15.1

Debt Issuance Costs and Original Issue Discounts
Debt issuance costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of debt issuance costs and original issue discounts is included as a component of interest expense and was $0.4 million for both the three months ended August 31, 2019 and 2018, and $1.1 million and $1.0 million for the nine months ended August 31, 2019 and 2018, respectively.
During the quarter ended February 28, 2018, the Company made a $40.0 million prepayment and determined that this constituted a partial extinguishment of debt and as such, wrote-off $0.8 million of debt issuance costs and original issue discounts.
Note K – Share-Based Employee Compensation
The Company provides compensation benefits to employees under the OMNOVA Solutions 2017 Equity Incentive Plan (the “Plan”), which was approved by shareholders on March 22, 2017. The Plan permits the Company to grant to officers, key employees and non-employee directors of the Company incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan authorizes the issuance of Company common shares in the aggregate for (a) awards of options rights to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) restricted share units, or (e) appreciation rights. Shares granted under the Plan may be either newly issued shares or treasury shares or both. As of August 31, 2019, approximately 1.9 million Company common shares remained available for grants under the Plan. All options granted under the Plan are granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years. Prior to March 22, 2017, the Company granted equity compensation under the OMNOVA Solutions Third Amended and Restated 1999 Equity and Performance Incentive Plan, which had substantially similar features.
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
Compensation expense for all share-based payments included in general and administrative expense was $2.8 million and $2.1 million for the first nine months of 2019 and 2018, respectively.
As of August 31, 2019, there was $4.6 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
A summary of the RSA, RSU, and PSU activity for 2019 follows:

	Share Awards & Units	Weighted-Average Grant Date Fair Value per Share
Nonvested at December 1, 2018	1,350,313	$8.11
Granted	623,449	$7.18
Vested	(226,646)	$6.50
Canceled and Forfeited	(30,587)	$7.92
Nonvested at August 31, 2019	1,716,529	$7.99

The Company also provides eligible employees the opportunity to purchase Company common shares through payroll deductions under the OMNOVA Solutions Employee Share Purchase Plan (the "ESPP"). The purchase price for common shares purchased from the Company will be 85% of the closing price of the common shares on the New York Stock Exchange on the investment date. Participants may contribute funds to the ESPP, not to exceed twenty-five thousand dollars in any calendar year. If a participant terminates his or her employment with the Company or its subsidiaries, the participant's participation will immediately terminate, uncommitted funds will be applied to the purchase of common shares, and the participant's account will be converted to a regular brokerage account. As of August 31, 2019, there were approximately 47,000 shares purchased by eligible participants through the ESPP.
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
Net periodic benefit cost (income) consisted of the following for the three and nine month periods ending August 31, 2019 and 2018:

	Pension Plans		Health Care Plans
	(Dollars in millions)
Three months ended August 31, 2019 and 2018	2019	2018	2019	2018
Service costs	$.8	$.6	$—	$—
Interest costs	2.5	2.2	.1	.1
Expected return on plan assets	(4.0)	(3.9)	—	—
Amortization of net actuarial (gain) loss	1.1	1.4	(.4)	(.2)
Net periodic cost (benefit)	$.4	$.3	$(.3)	$(.1)

	Pension Plans		Health Care Plans
	(Dollars in millions)
Nine months ended August 31, 2019 and 2018	2019	2018	2019	2018
Service costs	$2.2	$1.9	$—	$—
Interest costs	7.6	6.7	.2	.2
Expected return on plan assets	(11.8)	(11.7)	—	—
Amortization of net actuarial (gain) loss	3.4	4.1	(1.0)	(.7)
Net periodic cost (benefit)	$1.4	$1.0	$(.8)	$(.5)

Service cost is recorded in SG&A, while other components of net periodic pension costs are recorded in Other (Income) Expense. Service cost represents plan administration expenses. The Company expects to contribute approximately $6.4 million to its pension plans during fiscal 2019. There were $3.0 million contributions made during the first nine months of 2019.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is voluntary and is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Company contributions are made in cash. Expense for this plan was $0.6 million and $0.7 million for the third quarter of 2019 and 2018 respectively, and $2.0 million and $2.1 million for the first nine months of 2019 and 2018, respectively.
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

Segment operating profit excludes certain unallocated corporate headquarters expenses. Corporate headquarters expense includes the cost of providing and maintaining the corporate headquarters functions, including salaries, rent, travel and entertainment expenses, depreciation, utility costs, outside services, amortization of deferred financing costs and Merger related costs.
The following table summarizes operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to income (loss) before income taxes:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
	(Dollars in millions)
Net Sales:
Specialty Solutions	$137.7	$122.1	$392.7	$360.0
Performance Materials	54.7	71.5	174.3	218.5
Total Net Sales	$192.4	$193.6	$567.0	$578.5
Segment Operating Profit:
Specialty Solutions	$20.0	$19.5	$49.3	$55.0
Performance Materials	(4.4)	(7.9)	(6.4)	(5.6)
Total segment operating profit	15.6	11.6	42.9	49.4
Interest expense	(5.1)	(4.7)	(15.3)	(14.4)
Corporate expenses	(9.6)	(6.5)	(24.9)	(21.6)
Income (Loss) Before Income Taxes	$.9	$.4	$2.7	$13.4

Note O - Asset Impairment

During the third quarter of 2019, the Company recognized an impairment charge of $0.9 million within the Performance Materials segment. The impairment charge was based on estimated fair value utilizing the relief from royalty method of the Income Approach. Future reductions in forecasted revenues or royalty rates could result in additional trademark impairments.

During the third quarter of 2018, the Company approved a plan close the Green Bay, Wisconsin plant shifting styrene butadiene manufacturing to its production plant in Mogadore, Ohio. As a result, the Company determined that certain plant and equipment were impaired and recognized an impairment charge of $9.2 million, primarily in the Performance Materials segment, to write-down the asset group to fair value based on the market approach analysis.

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

	Pounds Purchased (in millions)	Market Price Range Per Pound

2019 (estimated)	84	$0.43 - $0.53
2018	102	$0.53 - $0.73
Butadiene, a key raw material component, is generally available worldwide. OMNOVA has supply contracts with several producers. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2018 and estimated purchases for 2019 and an estimated range of market prices are as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound

2019 (estimated)	70	$0.36 - $0.54
2018	77	$0.36 - $0.79
The Company negotiates pricing with the majority of its customers based on the cost of the raw material components of the products being purchased and the value-added performance attributes of those products. The Company's pricing objective, which may or may not be met, is to recover raw material price increases for its non-indexed contracts within three months. OMNOVA also has sales price index contracts with customers that represents approximately 12% of its net sales.

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

Results of Operations for the Three months ended August 31, 2019 Compared to the Three months ended August 31, 2018
The Company's net sales in the third quarter of 2019 of $192.4 million were flat compared to $193.6 million in the third quarter of 2018. The acquisition of OMNOVA Portugal during the fourth quarter of 2018 accounted for $15.0 million of current quarter sales. The Specialty Solutions business segment revenue increased $15.6 million, or 12.8%, and the Performance Materials business revenue decreased by $16.8 million, or 23.5%.
Gross profit in the third quarter of 2019 was $46.3 million with a gross profit margin of 24.1%, compared to gross profit of $49.1 million and a gross profit margin of 25.4% in the third quarter of 2018. The decrease in gross profit dollars resulted primarily from unfavorable foreign currency exchange.
SG&A in the third quarter of 2019 was $26.6 million, flat compared to $26.3 million in the third quarter of 2018.
Interest expense in the third quarter of 2019 was $5.1 million, compared to $4.7 million in the third quarter of 2018. The increase of $0.4 million, or 8.5%, was primarily attributed to a higher average outstanding debt balance.
The Company recorded income tax expense of $0.6 million and $2.3 million for the three months ended August 31, 2019 and 2018, respectively. The Company’s effective tax rate for the third quarters of both 2019 and 2018 were different than the U.S. federal statutory tax rate primarily due to losses in jurisdictions in which no tax benefit was recognized.
Net income for the third quarter of 2019 was $0.3 million, or $0.01 per diluted share, compared to net loss of $1.9 million, or $0.04 per diluted share, during the same quarter in the prior year.

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

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income taxes:

	Three Months Ended August 31,
	2019	2018
	(Dollars in millions)
Net Sales:
Specialty Solutions	$137.7	$122.1
Performance Materials	54.7	71.5
Consolidated Net Sales	$192.4	$193.6

Segment Operating Profit:
Specialty Solutions	$20.0	$19.5
Performance Materials	(4.4)	(7.9)
Total Segment Operating Profit	15.6	11.6
Interest expense	(5.1)	(4.7)
Corporate expense	(9.6)	(6.5)
Consolidated Income (Loss) Before Income Taxes	$.9	$.4

Specialty Solutions

Specialty Solutions' net sales increased $15.6 million, or 12.8%, to $137.7 million in the third quarter of 2019 from $122.1 million in the third quarter of 2018. The improvement was primarily driven by favorable volume of $13.9 million and price/mix of $2.9 million, partially offset by unfavorable foreign currency exchange of $1.1 million. Volumes were up in coatings, adhesives & sealants, and oil & gas. These volume increases were partially offset by declines in home & personal care, elastomeric modifiers, decorative laminates, and performance films when compared to the same quarter last year. Foreign currency exchange had an unfavorable impact across all markets.

Segment operating profit was $20.0 million for the third quarter of 2019 compared to $19.5 million for the third quarter of 2018. The increase of $0.5 million, or 2.6%, from the third quarter of 2018 was due to favorable volume and price/mix, primarily in oil & gas, which was partially offset by higher manufacturing costs. Segment operating profit includes items that Management excludes when evaluating the results of the Company's segments. Those items for the third quarter of 2019 included a $0.2 million favorable adjustment to acquisition and integration expenses and $0.3 million for restructuring and severance. Those items for the third quarter of 2018 were $0.2 million of asset impairment, facility and other closure costs.
Performance Materials
Performance Materials net sales decreased $16.8 million, or 23.5%, to $54.7 million during the third quarter of 2019, compared to $71.5 million during the third quarter of 2018. The decrease was primarily driven by unfavorable volume of $13.3 million, price/mix of $3.1 million, and unfavorable foreign currency exchange of $0.4 million compared to the same quarter last year. Volumes were down in paper, carpet, tire cord and antioxidants, which were partially offset by increases in coated fabrics and contract manufacturing, when compared to the same quarter last year.

Segment operating loss was $4.4 million for the third quarter of 2019 compared to an operating loss of $7.9 million in the third quarter of 2018. Segment operating loss includes items that Management excludes when evaluating the results of the Company's segments. Those items for the third quarter of 2019 primarily consisted of $0.5 million of restructuring and severance and $1.6 million of asset impairment, facility and other closure costs. Those items for 2018 included $0.4 million of restructuring and severance and $9.6 million of asset impairment, facility and other closure costs.

Corporate

Corporate expenses were $9.6 million in the third quarter of 2019, compared to $6.5 million in the third quarter of 2018. SG&A expenses were higher during the current year primarily due to Merger related costs.

Results of Operations for the Nine Months Ended August 31, 2019 Compared to the Nine Months Ended August 31, 2018

The Company's net sales in the first nine months of 2019 were $567.0 million, compared to $578.5 million in the first nine months of 2018. The acquisition of OMNOVA Portugal during the fourth quarter of 2018 accounted for $43.5 million of current year sales. The Specialty Solutions business segment sales increased $32.7 million, or 9.1%, and Performance Materials business segment sales decreased by $44.2 million, or 20.2%. Contributing to the net sales decrease in 2019 were lower volumes of $5.4 million, primarily in paper and carpet, and unfavorable foreign currency exchange of $8.4 million, which were partially offset by favorable price/mix of $2.3 million.
Gross profit in the first nine months of 2019 was $132.3 million with a gross profit margin of 23.3%, compared to $147.2 million and 25.4% in the first nine months of 2018. The decrease from the comparable first nine months period resulted from unfavorable foreign currency exchange for both Specialty Solutions and Performance Materials, unfavorable price/mix and volume for Performance Materials, which were partially offset by favorable volume and price/mix within Specialty Solutions.
SG&A in the first nine months of 2019 was $85.6 million, or 15.1% of net sales, compared to $83.4 million, or 14.4% of net sales, in the first nine months of 2018. The $2.2 million increase in expense for the first nine months of 2019 reflects increased costs related to personnel, outside services, OMNOVA Portugal, and Merger related costs.
Interest expense was $15.3 million in the first nine months of 2019, compared to $14.4 million for the first nine months of 2018. The increase in the current year is primarily due to a higher average outstanding debt balance.
The Company recorded income tax expense of $1.4 million and an income tax benefit of $0.3 million for the nine months ended August 31, 2019 and 2018, respectively. The Company’s effective tax rate for the first nine months of 2019 was different than its U.S. federal statutory tax rate primarily due to losses in jurisdictions in which no tax benefit was recognized. The Company's effective tax rate for the first nine months of 2018 was different than its U.S. federal statutory rate primarily due to discrete items related to the Tax Act that were recorded in the first quarter of 2018. These items included a $4.1 million income tax benefit related to the re-measurement of the U.S. deferred taxes as the U.S. federal tax rate was reduced from 35% to 21% and a $0.9 million income tax benefit associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the Tax Act. In addition, during the first quarter of 2018, the Company recognized a $0.8 million income tax benefit related to the impact of a French tax rate change on the Company’s deferred tax liabilities. These discrete tax benefits were partially offset by losses in jurisdictions in which no tax benefit was recognized.
The Company generated net income of $1.3 million, or $0.03 per diluted share, in the first nine months of 2019, compared to net income of $13.7 million, or $0.31 per diluted share, in the first nine months of 2018.
Segment Discussion
The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income taxes:

	Nine Months Ended August 31,
	2019	2018
	(Dollars in millions)
Net Sales:
Specialty Solutions	$392.7	$360.0
Performance Materials	174.3	218.5
Consolidated Net Sales	$567.0	$578.5

Segment Operating Profit:
Specialty Solutions	$49.3	55.0
Performance Materials	(6.4)	(5.6)
Total Segment Operating Profit	42.9	49.4
Interest expense	(15.3)	(14.4)
Corporate expense	(24.9)	(21.6)
Consolidated Income (Loss) Before Income Taxes	$2.7	$13.4
Specialty Solutions
Specialty Solutions net sales increased $32.7 million, or 9.1%, to $392.7 million in the first nine months of 2019 from $360.0 million in the first nine months of 2018. The improvement was driven by increased volume of $29.8 million and favorable price/mix of $8.4 million, partially offset by unfavorable foreign currency exchange of $5.5 million compared to the first nine months of 2018. Volumes were favorable in coatings, adhesives & sealants, and oil & gas, but down in performance films, elastomeric modifiers, home & personal care compared to the first nine months of 2018.
Segment operating profit was $49.3 million for the first nine months of 2019, compared to $55.0 million for the first nine months of 2018. Segment operating profit decreased $5.7 million, or 10.4%, in the first nine months of 2019 as a result of unfavorable manufacturing and raw material costs, which were partially offset by favorable volume and price/mix. Segment operating profit includes items which management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2019 consisted of $0.3 million of restructuring and severance charges. Those items for 2018 included $0.7 million of restructuring and severance and $0.8 million of asset impairment, facility, and other closure costs.
Performance Materials
Performance Materials' net sales decreased $44.2 million, or 20.2%, to $174.3 million during the first nine months of 2019, compared to $218.5 million during the first nine months of 2018. The decrease was driven primarily from lower volumes of $36.4, unfavorable foreign currency exchange of $2.9 million and unfavorable price/mix of $5.1 million. Volumes increased within coated fabrics and contract manufacturing, but decreased in paper, carpet, tire cord, and reinforcing resins compared to the first nine months of 2018.

This segment generated an operating loss of $6.4 million in the first nine months of 2019 compared to operating loss of $5.6 million in the first nine months of 2018. Segment operating loss includes items which management excludes when evaluating the results of the Company's segments. Those items for the first nine months of 2019 primarily consisted of $2.2 million of restructuring and severance charges, $3.6 million of asset impairment, facility, and other closure costs, $1.0 million of accelerated depreciation on production transfer, $0.4 million of acquisition and integration related charges, and $4.4 million gain on sale of assets. Those items for the first nine months of 2018 included $10.0 million of asset impairment, facility, and other closure costs, accelerated depreciation on product transfer of $0.4 million, and $0.4 million of restructuring and severance charges.
Corporate
Corporate expenses were $24.9 million in the first nine months of 2019, compared to $21.6 million in the first nine months of 2018 primarily as a result of Merger related costs.
Financial Resources

	Nine Months Ended August 31,
	2019	2018	Change
	(Dollars in millions)
Net cash provided by (used in) operating activities	$3.5	$37.1	$(33.6)
Net cash provided by (used in) investing activities	$(23.2)	$(13.3)	$(9.9)
Net cash provided by (used in) financing activities	$2.6	$(44.6)	$47.2
Net increase (decrease) in cash and cash equivalents	$(17.3)	$(21.8)	$4.5

Cash provided by operating activities was $3.5 million during the first nine months of 2019 compared to $37.1 million for the first nine months of 2018. The decrease in cash provided by operating activities is generally due to lower operating income and higher working capital.

Cash used in investing activities was $23.2 million during the first nine months of 2019 compared to $13.3 million in the first nine months of 2018. Cash use in both 2019 and 2018 was primarily for ongoing capital expenditures and business acquisitions. The Company expects approximately $35.0 million of capital expenditures during 2019, primarily for the transfer of production from Green Bay, Wisconsin to Mogadore, Ohio. Generally, capital expenditures are planned for asset replacement, new production capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash provided by financing activities was $2.6 million during the first nine months of 2019 compared to cash used in financing activities of $44.6 million during the first nine months of 2018, primarily as a result of a $40.0 million debt prepayment made during 2018.

The Company’s cash balance of $36.8 million as of August 31, 2019 consists of $2.0 million in the U.S., $22.6 million in Asia, and $12.2 million in Europe. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may have certain tax consequences and may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its cash requirements for at least the next twelve months.

Share Repurchase Program
During the fourth quarter of 2018, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock. The Company may use various methods to make the repurchases, including open market repurchases, negotiated block transactions, or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. The timing of repurchases will depend upon several factors including market and business conditions, and repurchases may be discontinued at any time. No repurchases have been made under this authorization as of August 31, 2019.

Debt
Information regarding the Company's debt is disclosed in the Debt and Credit Lines footnote to the Company's Unaudited Interim Consolidated Financial Statements.

Non-GAAP Financial Measures for Periods Ended August 31, 2019 and August 31, 2018

The following discussion includes Non-GAAP financial measures. An explanation of managements reasons for reviewing and presenting these Non-GAAP measures, and a reconciliation of the Non-GAAP financial measures to GAAP is provided below under the heading "GAAP to Non-GAAP Reconciliations."

Consolidated Results
For the third quarter of 2019, segment operating profit was $6.0 million compared to $5.1 million last year. Segment operating profit for the third quarter of 2019 included $7.9 million of items primarily related to merger transaction costs, severance and restructuring, and asset impairment costs. Segment operating profit for the third quarter of 2018 included $10.4 million of items primarily related to asset impairment charges and costs for the closure of the Company’s Green Bay, Wisconsin facility. Adjusted Segment Operating Profit, which excludes those items, was $8.8 million for the third quarter of 2019 compared to $10.8 million for the third quarter of 2018, with Specialty Solutions Adjusted Segment Operating Profit up 4.1% to $20.5 million, offset by a decline in Performance Materials Adjusted Segment Operating Profit (See Tables A and B). Adjusted Diluted Earnings per Share, which also excludes those items, were $0.15 for the third quarter of 2019, compared to $0.18 last year. The decline was primarily due to weakness in the laminates & films business and in Performance Materials, partially offset by improvements in the oil & gas and adhesives & sealants businesses.

For the nine months ended August 2019, segment operating profit was $18.0 million, compared to $27.8 million in the prior year. The 2019 results included $9.8 million of items primarily related to merger transaction costs, severance and restructuring, accelerated depreciation, and asset impairment costs. The 2018 results included $14.5 million of items primarily related to asset impairments and costs for the closure of the Company’s Green Bay, Wisconsin facility. Adjusted Segment Operating Profit, excluding those items, was $12.5 million for the nine months ended August 2019 compared to $27.9 million for the nine months ended August 2018 (See Tables C and D). Adjusted Diluted Earnings per Share were $0.21 for the year to date period, compared to $0.47 for the same period last year. The period-to-period decline in nine-month Adjusted Diluted Earnings Per Share primarily occurred during the first and second quarters of 2019.

Trailing Twelve Month Adjusted Segment EBITDA was $72.3 million compared to $83.2 million last year. While Trailing Twelve Month Adjusted Segment EBITDA was relatively flat for Specialty Solutions, at $86.7 million compared to $87.9 million, the Trailing Twelve Month Adjusted Segment EBITDA for Performance Materials declined $11.3 million, from $19.7 million at the end of August 2018 to $8.4 million at the end of August 2019. (See Tables E and F.)

During the third quarter of 2019, the Company experienced broad economic pressures in Asia, affecting several key end markets including construction, automotive and tires.

Specialty Solutions Segment Results
For the third quarter of 2019, Specialty Solutions operating profit was $20.0 million, compared with $19.5 million last year. Adjusted Segment Operating Profit for Specialty Solutions was $20.5 million, or 14.9% of net sales, compared to $19.7 million, or 16.1% of net sales, last year. (See Tables A and B.) The Company’s oil & gas business again demonstrated strong growth in revenue and profit during the quarter, as the Company’s differentiated offerings continue to find traction with end users. The growth in the oil & gas business, together with new product success in the Company’s adhesive & sealants business, and above-plan performance by the Company’s Portuguese business (acquired in September 2018), was partially offset by declines in the Company’s laminates & films business. The laminates & films business, which faced a comparison to a particularly strong quarter last year, continues to see challenging conditions in its end markets (particularly in recreational vehicles).

For the nine months ended August 2019, Specialty Solutions operating profit was $49.3 million, compared with $55.0 million last year. Adjusted Segment Operating Profit for the period was $49.6 million, or 12.6% of net sales, compared to $56.5 million, or 15.7% of net sales, for the comparable period last year. (See Tables C and D.) The period to period decline was the result of a slow start to the year in nonwovens and overall weakness in laminates & films (in particular, the recreational vehicle end market), compared against a historically strong first nine months of 2018. The contribution to profitability by the oil & gas business was up by approximately 50% from the prior period, but this was not sufficient to offset the declines in nonwovens and laminates & films.

Year-to-date, the Company’s vitality index (sales from new products introduced over the last five years as a percentage of total sales) for Specialty Solutions is 20.2%, up from 18.9% last year, and the profitability of the Company’s new product portfolio in Specialty Solutions has increased by 370 basis points.

Performance Materials Segment Results

Performance Materials’ segment operating loss for the quarter was $4.4 million, compared with a loss of $7.9 million last year. Adjusted Segment Operating Loss for Performance Materials was $2.3 million, compared to earnings of $2.2 million last year. (See Tables A and B.) The primary drivers of the year-over-year decline include the Company’s exit from the commodity paper market, volume reductions in the commodity carpet market, and increased competitive intensity in tire cord markets. These declines were partially offset by the benefits of closing the Company’s Green Bay, Wisconsin plant, which are expected to yield annual benefits of $7 million to $8 million by the second half of 2020, primarily benefiting the Performance Materials segment.

Performance Materials’ segment operating loss for the nine months ended August 2019 was $6.4 million, compared with a loss of $5.6 million for the same period last year. Adjusted Segment Operating Loss in the period was $3.6 million, compared to earnings of $5.1 million in the prior year period. (See Tables C and D.) The primary drivers of the decline are consistent with those of the quarter, and were partially offset by the benefits of closing the Company’s Green Bay, Wisconsin plant.

The challenges in commodity-based markets like tire cord continue to mask the performance of the Company’s smaller but more profitable Performance Material’s businesses, including the coated fabrics, reinforcing resins, and antioxidants businesses. The segment is continuing to execute its strategy of growing the profitable business while reducing exposure to the least profitable businesses through repurposing assets and reducing sales and investments in the most commoditized end markets.

GAAP to Non-GAAP Reconciliations

Adjusted Segment Operating Profit, Adjusted Income, Adjusted Diluted Earnings Per Share, and Adjusted EBITDA are non-GAAP financial measures as defined by the Securities and Exchange Commission. Management reviews adjusted financial measures in assessing the performance of the business segments and in making decisions regarding the allocation of resources to the business segments. Management believes that the adjusted information is useful for providing investors with an understanding of the Company’s business and operating performance. Management excludes the items shown in the tables below because Management does not consider them to be reflective of normal operations. These adjusted financial measurements are not measurements of financial performance under GAAP and such financial measures should not be considered as an alternative to Segment Operating Profit, Net Income, Diluted Earnings Per Share or other measures of financial performance determined in accordance with GAAP. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies. The tables below provide the reconciliation of these financial measures to the comparable GAAP financial measures.

Non-GAAP and other Financial Matters
Three Months Ended August 31, 2019
					Table A

(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$137.7	$54.7	$192.4	$—	$192.4

Segment Operating Profit / Corporate Expense	$20.0	$(4.4)	$15.6	$(9.6)	$6.0
Interest expense	—	—	—	(5.1)	(5.1)
Income (Loss) Before Income Taxes	$20.0	$(4.4)	$15.6	$(14.7)	$.9
Management Excluded Items
Restructuring and severance	.3	.5	.8	—	.8
Operational Improvements costs	—	—	—	(.4)	(.4)
Asset impairment, facility closure costs and other	—	1.6	1.6	(.2)	1.4
Deferred financing fees written-off	—	—	—	.2	.2
Merger transaction costs	—	—	—	5.7	5.7
Acquisition and integration related expense	.2	—	.2	—	.2
Subtotal for management excluded Items	.5	2.1	2.6	5.3	7.9
Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$20.5	$(2.3)	$18.2	$(9.4)	$8.8
Income tax expense (25% rate)*					(2.2)
Adjusted Income (Loss)					$6.6
Adjusted Diluted Earnings Per Share from Adjusted Income					$0.15

*Income Tax rate is based on the Company's estimated normalized annual effective tax rate

Adjusted Segment Operating Profit as a % of Sales	14.9%	(4.2)%	9.5%
Segment / Corporate Capital Expenditures	$5.0	$1.6	$6.6	$.6	$7.2

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$20.5	$(2.3)	$18.2	$(9.4)	$8.8
Unallocated corporate interest expense	—	—	—	5.1	5.1
Segment / Consolidated Adjusted EBIT	20.5	(2.3)	18.2	(4.3)	13.9
Depreciation and amortization	4.8	2.7	7.5	.1	7.6
Segment / Consolidated Adjusted EBITDA	$25.3	$0.4	$25.7	$(4.2)	$21.5

Adjusted EBITDA as a % of sales	18.4%	0.7%	13.4%		11.2%

Non-GAAP and other Financial Matters (Continued)
Three Months Ended August 31, 2018
					Table B

(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$122.1	$71.5	$193.6	$—	$193.6

Segment Operating Profit / Corporate Expense	$19.5	$(7.9)	$11.6	$(6.5)	$5.1
Interest expense	—	—	—	(4.7)	(4.7)
Income (Loss) Before Income Taxes	$19.5	$(7.9)	$11.6	$(11.2)	$.4
Management Excluded Items
Restructuring and severance	—	.4	.4	—	.4
Accelerated depreciation on production transfer	—	.5	.5	—	.5
Acquisition and integration related expense	(.5)	(.3)	(.8)	.1	(.7)
Other financing costs	(.1)	(.1)	(.2)	—	(.2)
Asset impairment, facility closure costs and other	.8	9.6	10.4	—	10.4
Subtotal for management excluded Items	.2	10.1	10.3	.1	10.4
Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$19.7	$2.2	$21.9	$(11.1)	$10.8
Income tax expense (25% rate)*					(2.7)
Adjusted Income (Loss)					$8.1
Adjusted Diluted Earnings Per Share from Adjusted Income					$0.18

*Income Tax rate is based on the Company's estimated normalized annual effective tax rate

Adjusted Segment Operating Profit as a % of Sales	16.1%	3.1%	11.3%
Segment / Corporate Capital Expenditures	$3.7	$1.6	$5.3	$.4	$5.7

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$19.7	$2.2	$21.9	$(11.1)	$10.8
Unallocated corporate interest expense	—	—	—	4.7	4.7
Segment / Consolidated Adjusted EBIT	19.7	2.2	21.9	(6.4)	15.5
Depreciation and amortization	4.6	2.6	7.2	.1	7.3
Segment / Consolidated Adjusted EBITDA	$24.3	$4.8	$29.1	$(6.3)	$22.8

Adjusted EBITDA as a % of sales	19.9%	6.7%	15.0%		11.8%

Non-GAAP and other Financial Matters (Continued)
Nine Months Ended August 31, 2019
					Table C

(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$392.7	$174.3	$567.0	$—	$567.0

Segment Operating Profit / Corporate Expense	$49.3	$(6.4)	$42.9	$(24.9)	$18.0
Interest expense	—	—	—	(15.3)	(15.3)
Income (Loss) Before Income Taxes	$49.3	$(6.4)	$42.9	$(40.2)	$2.7
Management Excluded Items
Restructuring and severance	.3	2.2	2.5	.2	2.7
Accelerated depreciation on production transfer	—	1.0	1.0	—	1.0
Operational Improvements costs	—	—	—	.3	.3
Asset impairment, facility closure costs and other	—	3.6	3.6	.1	3.7
(Gain) loss on sale of assets	—	(4.4)	(4.4)	.2	(4.2)
Deferred financing fees written-off	—	—	—	.2	.2
Merger transaction costs	—	—	—	5.4	5.4
Acquisition and integration related expense	—	.4	.4	.3	.7
Subtotal for management excluded items	.3	2.8	3.1	6.7	9.8
Adjusted Segment Operating Profit / Corporate Expense before Income Taxes	$49.6	$(3.6)	$46.0	$(33.5)	$12.5
Tax expense (25% rate)*					(3.1)
Adjusted Income (Loss)					$9.4
Adjusted Diluted Earnings Per Share from Adjusted Income					$0.21

*Tax rate is based on the Company's estimated normalized annual effective tax rate

Adjusted Segment Operating Profit As A % Of Sales	12.6%	(2.1)%	8.1%
Segment / Corporate Capital Expenditures	$17.3	$6.9	$24.2	$1.7	$25.9

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$49.6	$(3.6)	$46.0	$(33.5)	$12.5
Unallocated corporate interest expense	—	—	—	15.3	15.3
Segment / Consolidated Adjusted EBIT	49.6	(3.6)	46.0	(18.2)	27.8
Depreciation and amortization	14.7	7.5	22.2	.2	22.4
Segment / Consolidated Adjusted EBITDA	$64.3	$3.9	$68.2	$(18.0)	$50.2

Adjusted EBITDA as a % of sales	16.4%	2.2%	12.0%		8.9%

Non-GAAP and other Financial Matters (Continued)
Nine Months Ended August 31, 2018
					Table D

(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$360.0	$218.5	$578.5	$—	$578.5

Segment Operating Profit / Corporate Expense	$55.0	$(5.6)	$49.4	$(21.6)	$27.8
Interest expense	—	—	—	(14.4)	(14.4)
Income (Loss) Before Income Taxes	55.0	(5.6)	49.4	(36.0)	13.4
Management Excluded Items
Restructuring and severance	.7	.4	1.1	.7	1.8
Accelerated depreciation on production transfer	.1	.4	.5	—	.5
Asset impairment, facility closure costs and other	.9	10.0	10.9	.1	11.0
Environmental costs	—	.2	.2	—	.2
Deferred financing fees written-off	—	—	—	.8	.8
Other financing costs	(.1)	(.1)	(.2)	—	(.2)
Acquisition and integration related expense	(.1)	(.2)	(.3)	.7	.4
Subtotal for management excluded items	1.5	10.7	12.2	2.3	14.5
Adjusted Segment Operating Profit / Corporate Expense before Income Taxes	$56.5	$5.1	$61.6	$(33.7)	$27.9
Tax expense (25% rate)*					(7.0)
Adjusted Income					$20.9
Adjusted Diluted Earnings Per Share from Adjusted Income					$0.47

*Tax rate is based on the Company's estimated normalized annual effective tax rate

Adjusted Segment Operating Profit As A % Of Sales	15.7%	2.3%	10.6%
Segment / Corporate Capital Expenditures	$8.7	$3.4	$12.1	$.7	$12.8

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$56.5	$5.1	$61.6	$(33.7)	$27.9
Unallocated corporate interest expense	—	—	—	14.4	14.4
Segment / Consolidated Adjusted EBIT	56.5	5.1	61.6	(19.3)	42.3
Depreciation and amortization	12.9	8.7	21.6	.2	21.8
Segment / Consolidated Adjusted EBITDA	$69.4	$13.8	$83.2	$(19.1)	$64.1

Adjusted EBITDA as a % of sales	19.3%	6.3%	14.4%		11.1%

Non-GAAP and other Financial Matters (Continued)
Trailing Twelve Months Ended August 31, 2019
					Table E
(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$520.2	$238.1	$758.3	$—	$758.3

Segment Operating Profit / Corporate Expense	$65.0	$(10.6)	$54.4	$(30.5)	$23.9
Interest expense	—	—	—	(20.2)	(20.2)
Income (Loss) Before Income Taxes	$65.0	$(10.6)	$54.4	$(50.7)	$3.7
Management Excluded Items
Restructuring and severance	.3	2.9	3.2	.4	3.6
Accelerated depreciation on production transfer	—	1.7	1.7	—	1.7
Operational Improvements costs	—	—	—	.3	.3
Asset impairment, facility closure costs and other	.2	8.1	8.3	.1	8.4
(Gain) loss on sale of assets	—	(4.4)	(4.4)	(.7)	(5.1)
Deferred financing fees written-off	—	—	—	.2	.2
Merger transaction costs	—	—	—	5.4	5.4
Acquisition and integration related expense	1.9	.6	2.5	1.8	4.3
Subtotal for management excluded items	2.4	8.9	11.3	7.5	18.8
Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$67.4	$(1.7)	$65.7	$(43.2)	$22.5
Income tax expense					(5.6)
Adjusted Income (Loss)					$16.9
Adjusted Diluted Earnings Per Share From Adjusted Income					$0.37

Adjusted Segment Operating Profit as a % of Sales	13.0%	(0.7)%	8.7%
Segment / Corporate Capital Expenditures	$25.4	$9.6	$35.0	$1.9	$36.9

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$67.4	$(1.7)	$65.7	$(43.2)	$22.5
Unallocated corporate interest	—	—	—	20.2	20.2
Segment / Consolidated Adjusted EBIT	67.4	(1.7)	65.7	(23.0)	42.7
Depreciation and amortization	19.3	10.1	29.4	.2	29.6
Segment / Consolidated Adjusted EBITDA	$86.7	$8.4	$95.1	$(22.8)	$72.3

Adjusted EBITDA as a % of sales	16.7%	3.5%	12.5%		9.5%

Net Leverage
Total short and long-term debt (excluding OID and deferred financing fees of $5.7M.)					$332.8
Less cash					(36.8)
Net Debt (Debt less Cash)					$296.0

Net Leverage Ratio**					4.1x
** The above calculation is not intended to be used for purposes of calculating debt covenant compliance.

Non-GAAP and other Financial Matters (Continued)
Trailing Twelve Months Ended August 31, 2018
					Table F
(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$471.1	$293.5	$764.6	$—	$764.6

Segment Operating Profit / Corporate Expense	$69.3	$(24.0)	$45.3	$(28.1)	$17.2
Interest expense	—	—	—	(19.9)	$(19.9)
Income (Loss) Before Income Taxes	$69.3	$(24.0)	45.3	$(48.0)	$(2.7)
Management Excluded Items
Restructuring and severance	.7	.4	1.1	1.0	2.1
Accelerated depreciation on production transfer	.1	.4	.5	—	.5
Operational improvements costs	—	—	—	—	—
Asset impairment, facility closure costs and other	1.2	31.3	32.5	.5	33.0
Environmental costs	—	.4	.4	—	.4
Deferred financing fees written-off	—	—	—	.8	.8
Corporate headquarters relocation costs	—	—	—	—	—
Pension settlement	—	—	—	—	—
Pension settlement	(.1)	(.1)	(.2)	—	(.2)
Acquisition and integration related expense	(.1)	(.2)	(.3)	.7	.4
Subtotal for management excluded items	1.8	32.2	34.0	3.0	37.0
Adjusted Segment Operating Profit / Corporate Expense before Income Taxes	$71.1	$8.2	79.3	$(45.0)	$34.3
Income tax expense					(10.3)
Adjusted Income (Loss)					$24.0
Adjusted Diluted Earnings Per Share from Adjusted Income					$0.54

Adjusted Segment Operating Profit as a % of Sales	15.1%	2.8%	10.4%
Segment / Corporate Capital Expenditures	$13.7	$6.3	$20.0	$.9	$20.9

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$71.1	$8.2	$79.3	$(45.0)	$34.3
Unallocated corporate interest expense	—	—	—	19.9	19.9
Segment / Consolidated Adjusted EBIT	71.1	8.2	79.3	(25.1)	54.2
Depreciation and amortization	16.8	11.5	28.3	0.7	29.0
Segment / Consolidated Adjusted EBITDA	$87.9	$19.7	$107.6	$(24.4)	$83.2

Adjusted EBITDA as a % of sales	18.7%	6.7%	14.1%		10.9%

Net Leverage
Total short and long-term debt (excluding OID and deferred financing fees of $7.2M.)					$318.8
Less cash					(66.2)
Net Debt (Debt less Cash)					$252.6

Net Leverage Ratio**					3.0 x
** The above calculation is not intended to be used for purposes of calculating debt covenant compliance.

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

Environmental Matters
The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of August 31, 2019 reflects reserves for environmental remediation of $1.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters
At August 31, 2019, the Company employed approximately 1,900 employees globally. Approximately 12% of the Company’s U.S. employees are covered by collective bargaining agreements in the United States. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

New Accounting Pronouncements
New accounting pronouncements impacting the Company are disclosed in Note A to the Company’s Unaudited Consolidated Financial Statements.

Shareholder Communications Pending the Merger
Pending its merger with Synthomer plc, the Company has suspended the distribution of earnings releases and has discontinued earnings teleconferences, and the Company’s shareholders should not rely on the Company issuing any future forward-looking guidance or on any existing forward-looking guidance. The Company currently expects to obtain all regulatory, and other approvals that are required for the completion of the merger by late 2019 or early 2020. This timing, however, is an estimate and there can be no assurance when any such approvals will be obtained, or that they will be obtained at all. Please refer to the disclosures below concerning risk factors relating to the consummation of the Merger.

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
In relation to the proposed acquisition of the Company by Synthomer, the following uncertainties and other factors could cause actual outcomes to differ from those set forth in the forward-looking statements: (i) the risk that the contemplated transactions may not be consummated in a timely manner, if at all; (ii) the risk that the definitive merger agreement may be terminated in circumstances that require the Company to pay Synthomer a termination fee; (iii) risks related to the diversion of management’s attention from the Company’s ongoing business operations; (iv) the effect of the announcement of the proposed transaction on the Company’s business relationships (including, without limitation, customers and suppliers), operating results and business generally; (v) risks related to obtaining the requisite consents to the proposed transaction, including, without limitation, the receipt of approval from the Company’s shareholders and Synthomer’s shareholders, the timing (including possible delays) and receipt of regulatory clearance from governmental authorities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental authority may deny any such approval; and (vi) the conditions of the capital markets during the period covered by the forward-looking statements. Further risks that could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements are set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2018, and its subsequent quarterly reports on Form 10-Q. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.
We provide greater detail regarding these risks and uncertainties in our 2018 Form 10-K and subsequent filings, which are available online at www.omnova.com and www.sec.gov.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in the Debt and Credit Lines note to the Unaudited Consolidated Financial Statements, the Company’s debt bears interest at variable rates. Total borrowings for the Company's variable rate debt were $317.7 million as of August 31, 2019. The weighted average effective interest rate of the Company’s outstanding debt was 5.36% as of August 31, 2019. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by $3.2 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $36.8 million as of August 31, 2019, which is included in accumulated other comprehensive loss.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of August 31, 2019 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2018, the Company disclosed risk factors and other information that could materially affect the Company’s consolidated financial condition, results of operations, or cash flows. Other risks associated with the proposed transaction between the Company and Synthomer plc ("Synthomer"), Spirit USA Holdings Inc., and Synthomer USA LLC are more fully discussed in the Company’s definitive proxy statement filed with the SEC on September 9, 2019 in connection with the proposed transaction. In addition to such previously disclosed risk factors and other information, the Company has identified additional material risks that could affect the Company’s consolidated financial condition, results of operations, or cash flows, which are disclosed below:

The list of factors presented here is, and the list of factors presented in the Company’s Form 10-K and proxy statement should not be considered to be a complete statement of all potential risks and uncertainties. In addition, risks and uncertainties not presently known to the Company or that it believes to be immaterial also may adversely affect the Company. Should any known or unknown risks or uncertainties develop into actual events, or underlying assumptions prove inaccurate, these developments could have material adverse effects on the Company’s business, financial condition and results of operations. The Company is under no obligation, and expressly disclaims any obligation, to update, alter, or otherwise revise any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Risks associated with the proposed merger of the Company with Synthomer

We may face business and operational impacts due to the announcement of our proposed merger with Synthomer and the pendency of the proposed merger.

On July 3, 2019, the Company announced it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synthomer, Spirit USA Holdings Inc., and Synthomer USA LLC, pursuant to which Spirit USA Holdings Inc., a wholly-owned subsidiary of Synthomer, would merge with and into the Company, subject to shareholder and regulatory approvals and other customary conditions (the "Merger"). Uncertainty about the effect of the Merger on our employees, customers, suppliers, distributors and other parties may have a material adverse effect on our business. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which may limit the amount of time that can be focused on our business and operations by such persons. Parties with which we do business, including our suppliers and distributors, may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us, with Synthomer, or with the combined enterprise if the Merger is consummated. In addition, costs, fees, expenses and charges related to the Merger Agreement, the Merger, or pending and future litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against us and others, cannot be quantified. The Company is required to operate under certain restrictions on its business pursuant to the terms of the Merger Agreement, including, among other things, restrictions on the ability in certain cases to enter into contracts or to enter into contracts having certain terms, to acquire or dispose of assets, or to incur indebtedness or incur capital expenditures, until the Merger becomes effective or the Merger Agreement terminates. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments. Finally, the Company may experience a loss of business based on the expectation that Synthomer will own the Company following the closing of the Merger.

The proposed merger of the Company with Synthomer may not be completed on a timely basis, or at all, and the failure to complete or delays in completing the proposed merger could adversely affect our business, financial results and stock price.

Completion of the Merger with Synthomer is subject to several conditions outside of our or Synthomer’s control that may prevent or delay its completion, including approval of the Merger Agreement by the Company’s shareholders and certain regulatory approvals. If the Merger is not completed, the Company’s share price could decrease if and to the extent that the current market price for the Company’s common shares reflects an assumption that a transaction will be consummated. Additionally, the Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, including a change in the recommendation of the Company’s Board of Directors that shareholders approve the Merger Agreement or a termination of the Merger Agreement by the Company to enter into an agreement for a superior proposal, the Company will pay Synthomer a cash termination fee of $15.8 million. Further, a failed transaction may result in negative publicity and a negative impression of the Company in the capital markets and among the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Merger, including any adverse impact in our relationships with employees, distributors or suppliers could continue or accelerate in the event of a failed transaction.

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

The following table summarizes the Company’s activity related to its common shares for the three months ended August 31, 2019.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 1 -30	25,697	$5.61	—	$20,000,000
July 1 - 31	—	N/A	—	$20,000,000
August 1 -31	—	N/A	—	$20,000,000
Total	25,697	$5.61	—

(a) Share repurchases resulted from common shares deemed surrendered by employees in connection with the Company’s stock compensation and benefit plans to satisfy tax obligations.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated July 3, 2019 among Synthomer plc, Spirit USA Holdings Inc., Synthomer USA LLC and OMNOVA Solutions Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report filed July 3, 2019 (File No. 1-15147)).

31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2019, filed with the SEC on September 26, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2019 and 2018; (iii) the Consolidated Balance Sheets at August 31, 2019 and November 30, 2018; (iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2019 and 2018; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.

(x)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	September 26, 2019	By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer)

Date:	September 26, 2019	By	/s/ Donald B. McMillan
Donald B. McMillan Vice President, Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated July 3, 2019 among Synthomer plc, Spirit USA Holdings Inc., Synthomer USA LLC and OMNOVA Solutions Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report filed July 3, 2019 (File No. 1-15147)).

31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2019, filed with the SEC on September 26, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2019 and 2018; (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended August 31, 2019 and 2018; (iii) the Consolidated Balance Sheets at August 31, 2019 and November 30, 2018; (iv) the Consolidated Statements of Cash Flows for the nine months ended August 31, 2019 and 2018; and (v) the Notes to the Unaudited Interim Consolidated Financial Statements.