Form 10-K
period 2019-11-30
OMNOVA SOLUTIONS INC
filed 2020-01-31
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended	11/30/2019	Commission File Number	1-15147
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
 OMNOVA Solutions Inc.
(Exact name of registrant as specified in its charter)

Ohio		34-1897652
(State of Incorporation)		(I.R.S. Employer Identification No.)

25435 Harvard Road
Beachwood	Ohio	44122-6201
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code (216) 682-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value 10¢ per share	OMN	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑
 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
 Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes  ☑  No  ☐
 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definition of "large accelerated filer”, “accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐  No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act)  Yes  ☐  No  ☑
The aggregate market value of the voting stock held by nonaffiliates of the registrant was $246,135,108 based on the closing price per share of $5.67 on May 31, 2019, the last business day of the registrant’s most recently completed second quarter.
 As of January 24, 2020, there were 44,853,699 outstanding Common Shares of the Company’s $0.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2020 Proxy Statement of OMNOVA Solutions Inc. are incorporated into Part III of this Report.

OMNOVA SOLUTIONS INC.

Annual Report on Form 10-K
For the Year Ended November 30, 2019

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

OMNOVA Solutions is a global innovator of performance enhancing chemistries and surfaces for a variety of commercial, industrial, and residential end uses. Our products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. We hold leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. We have strategically located manufacturing, technical, and other facilities globally to service our broad customer base.

During fiscal 2019, OMNOVA operated two business segments: Specialty Solutions and Performance Materials. We derived 70% of our 2019 net sales from the Specialty Solutions segment and 30% from the Performance Materials segment. Financial information relating to the Company’s business segments is included in Note P to the Consolidated Financial Statements of this report.

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

The following table shows major Specialty Solutions products, end-use applications, and brand names:

Business Line	% of Specialty Solutions Fiscal 2019 Net Sales	Primary Products	End-use Applications	Brand Names
Specialty Coatings & Ingredients	53%	Styrene butadiene, styrene butadiene acrylonitrile, acrylic, vinyl acrylic, styrene acrylic and polyvinyl acetate emulsion polymers, glyoxal resins, elastomeric modifiers, fluorosurfactants and opacifiers	Nonwovens, Textiles, Graphic Arts, Automotive Thermoplastics, Specialty Coatings, Buildings & Construction, Home & Personal Care
OMNABOND, SUNSIZE, GENFLO, GENCRYL, OMNAPEL, SEQUABOND, SUNCRYL, ACRYGEN, SUNBOND, SEDGESOFT, SUNKOTE, PERMAFRESH, SEQUAPEL, X-CAPE, NOVACRYL, SECOAT, SECRYL, SEQUABOND, GENGLAZE, MOR-GLO, MORFLO, MORSHINE, HYDROPLIOLITE, PLIOLITE, PLIOWAY, PLIOTEC, GENCEAL, POLYFOX, SUNIGUM, CHEMIGUM, LYTRON

Laminates & Films	30%	Vinyl, paper, and specialty laminates; performance films
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
				RADIANCE, SURF(X), HARMONY, VIEWNIQUE
Oil & Gas	17%	Drilling fluid additives & systems, stimulation additives, and cement additives	Fluid loss control and sealing, emulsifiers, lubricants, and rheological modifiers	PEXOSTART, PEXOSEAL, PEXOTROL, PEXOPLUG, PEXOMUL, PEXOVIS, PEXOTHIN, PEXOGUARD, PEXOLUBE

Specialty coatings & ingredients. OMNOVA's specialty coatings & ingredients business line is a leading global supplier of polymers, waterborne and solvent borne dispersions, elastomers, and other specialty chemicals for a variety of product categories. Applications for our specialty polymers and chemicals include: specialty coatings; nonwovens (such as disposable hygiene products, engine filters, roofing mat, scrub pads); construction; adhesives; tape; floor care; textiles; graphic arts; home & personal care; and various other specialty applications. Our focus is on developing unique products for custom applications that address specific customer needs, including enhanced functionality, improved durability, high temperature, chemical and UV resistance, corrosion resistance, improved environmental performance, and improved processibility. Sales of specialty coatings & ingredients products represented 37% of our consolidated net sales for 2019, 33% for 2018, and 29% for 2017.

Laminates & films. OMNOVA's laminates & films business line is a leading supplier of vinyl, paper, and specialty laminates, and performance films. Our laminates are used as alternatives to wood, paint, stone, stainless steel, high pressure laminates, and thermally fused laminates in markets where durability, design, and cost are key requirements. We offer our customers a broad range of designs and textures, as well as proprietary coating technology that provides enhanced durability and scratch and stain resistance. Applications for our laminates include: kitchen and bath cabinets; manufactured housing and recreational vehicle interiors; flooring; commercial and residential furniture; retail display fixtures; home furnishings; consumer appliances; bath and spa surrounds; food service tables; wall protection; and architectural accents. Films applications include: luxury vinyl tile (LVT); awnings; tents; flooring; promotional graphics; medical products; movie screens; decking; ceiling tile; and shower pan liners. Sales of our laminates & films products represented 21% of our consolidated net sales for 2019, 21% for 2018, and 20% for 2017.

Oil & gas. OMNOVA's oil & gas business line is a leading supplier of specialty wellbore chemicals used in demanding applications all over the world. We offer a wide range of solutions including fluid loss control and sealing, emulsifiers, lubricants, and rheological modifiers for drilling fluids. The business line also offers flow control and properties enhancement in cementing operations, gel additives for hydraulic fracturing fluids, and strengthening agents. We design unique polymers that meet conventional and unconventional drilling and completion requirements. Sales of our oil & gas products represented 12% of our consolidated net sales for 2019, 9% for 2018, and 7% for 2017.

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

Competition

OMNOVA’s Specialty Solutions' specialty coatings & ingredients business line retains strong, industry recognized brands in specialty coatings, adhesives and sealants, nonwovens, and elastomeric modifiers. OMNOVA's laminates & films business line competes with numerous companies, including international companies. OMNOVA's oil & gas business line levers its unique technologies to enhance its strong competitive position. Many of these companies focus on only one product line and/or market and are smaller and privately-owned. Competitors include:

•	Specialty coatings & ingredients: Pulcra Chemicals, Schill + Seilacher, Goulston, DowDupont, BASF, Engineered Polymer Solutions, Evonik, Arkema, Arlanxeo, Paratech, Nitriflex

•	Oil & gas: American Gilsonite, BASF, Ashland, Drilling Specialties Company

•	Laminates & films: Wilsonart, Toppan Printing, Renolit Corporation, LG Chemical America, PolyOne Corporation, and I2M

Performance Materials

Markets and Products

The Performance Materials segment serves more mature markets including plastics, paper, carpet and coated fabrics with a broad range of polymers based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, high styrene pigments, polyvinyl acetate, acrylic, styrene acrylic, calcium stearate, glyoxal, and bio-based chemistries. Performance Materials' custom-formulated products are tailored latexes, resins, binders, antioxidants, hollow plastic pigment, coated fabrics, and rubber reinforcing which are used in tire cord, polymer stabilization, industrial rubbers, carpet, paper, and various other applications. Its products provide a variety of functional properties to enhance the Company’s customers’ products, including greater strength, adhesion, dimensional stability, ultraviolet resistance, improved processibility, and enhanced appearance.
The following table shows our Performance Materials products, end-use applications and brand names:

Business Line	% of Performance Materials Fiscal 2019 Net Sales	Primary Products	End-use Applications	Brand Names
Performance Additives	49%	Styrene butadiene vinyl pyridine, reinforcing resins, phenolic antioxidants	Tire Cord, Plastics, Synthetic Latex Gloves, and Rubber Products	GENTAC, WINGSTAY, PLIOLITE. PLIOCORD,
Paper and Carpet	29%	Styrene butadiene, styrene butadiene acrylonitrile, styrene acrylic and vinyl acetate latex binders, crosslinkers, lubricants, hollow plastic pigments, and bio-based polymers	Paper, Paperboard, Packaging, Carpet	SUNREZ, SUNKOTE, SEQUALFLOW, SUNKEM, GENCRYL, ECOKOTE, ACCUKOTE, LYTRON, GENFLO, SEQUAREZ, OMNABLOC, GENCAL, NOVAGREEN
Coated Fabrics	22%	Vinyl and urethane coated fabrics	Upholstery and surfacing for transportation, marine, offices, hotels, hospitals and health care facilities, stores, schools, restaurants, public buildings, residences, and industrial applications	BOLTAFLEX, BOLTASOFT, NAUTOLEX, PREFIXX, CAPITANO, PREVAILL

Performance additives. OMNOVA is a leading global supplier of vinyl pyridine latex which is used in bonding fabric to rubber for tire belting and other reinforcing applications. In addition, the Company is a leading global supplier of antioxidants used in polymer stabilization and synthetic latex gloves. Sales of our performance additives products represented 15% of our consolidated net sales for 2019, 16% for 2018, and 13% for 2017.

Paper and carpet. OMNOVA Solutions is an innovative supplier of custom-formulated SB and SBA latex and hollow plastic pigments for carpet, paper and paperboard coatings. Applications for our products include paper and paperboard coatings used in specialty paper, barriers for food cartons, household and other consumer and industrial packaging, and digital printing. Our products for the carpet industry secure carpet fibers to the carpet backing and adhere the primary backing to the secondary backing, while meeting the stringent manufacturing, environmental, odor, flammability, and flexible installation requirements of our customers. Our strong historical position in residential carpeting has been enhanced by new products to serve that market, as well as innovations in commercial carpet backing binders that provide moisture barrier and other properties, enabling the replacement of higher cost polyurethane binders. Sales of our paper and carpet products represented 9% of our consolidated net sales for 2019, 15% for 2018, and 24% for 2017.

Coated fabrics. OMNOVA Solutions is a leading North American and Asian supplier of vinyl and urethane coated fabrics for transportation, marine, commercial, residential, and health care applications. Our durable coated fabrics are well-suited for demanding, high-use environments and offer a cost effective alternative to other surfacing materials, such as leather and textile fabrics. Applications for our coated fabrics include: transportation seating (automotive OEM, bus and other mass transit, marine, and motorcycle); automotive aftermarket applications; contract and health care furniture; residential applications; stadium and arena seating; and healthcare equipment. A key differentiator for our coated fabrics products is our PreFixx® protective coating, long recognized for delivering the industry's best-in-class performance. Sales of our coated fabrics products represented 6% of our consolidated net sales for 2019, 6% for 2018, and 7% for 2017.

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

Competitors include:

•	Performance additives: Feiya, Addivant, Raschig, Synthomer, Jubilant, Croslene

•	Paper and carpet: BASF, Trinseo, Mallard Creek, Eco Synthetix

•	Coated fabrics: Morbern, Beneke, Uniroyal, Spradling International, CGT

International Operations

Net sales from our foreign operations were $308.0 million in 2019, $320.2 million in 2018, and $301.4 million in 2017. These net sales represented 41.8% of our total net sales in 2019, 41.6% in 2018, and 38.5% in 2017. Long-lived assets primarily consist of net property, plant, and equipment. Long-lived assets of our foreign operations totaled $84.9 million at November 30, 2019, $90.1 million at November 30, 2018, and $84.2 million at November 30, 2017. Our consolidated long-lived assets totaled $209.0 million at November 30, 2019, $205.8 million at November 30, 2018, and $208.9 million at November 30, 2017.

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

Employees

As of November 30, 2019, the Company employed approximately 1,850 employees globally. Approximately 12% of the Company’s U.S. employees are covered by collective bargaining agreements in the U.S. of which approximately 20 employees are covered by agreements that expire within the next 12 months. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

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

Research and development costs were $18.2 million in 2019, $17.7 million in 2018, and $18.9 million in 2017. Our research and development costs relating to new products were $6.2 million in 2019, $6.1 million in 2018, and $7.5 million in 2017. Research and development expenses include the costs of technical activities that are critical to developing new products, services, processes or techniques, as well as those expenses for technical activities that may improve existing products or processes. Information relating to research and development expense is set forth in Note A to the Consolidated Financial Statements of this report.

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

Completion of the Merger with Synthomer is subject to several conditions outside of our or Synthomer’s control that may prevent or delay its completion, including the receipt of certain regulatory approvals. If the Merger is not completed, the Company’s share price could decrease if and to the extent that the current market price for the Company’s common shares reflects an assumption that a transaction will be consummated. Additionally, the Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, the Company will pay Synthomer a cash termination fee of $15.8 million. Further, a failed transaction may result in negative publicity and a negative impression of the Company in the capital markets and among the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Merger, including any adverse impact in our relationships with employees, distributors or suppliers could continue or accelerate in the event of a failed transaction.

If the proposed merger of the Company with Synthomer is completed, OMNOVA’s common shares are expected to be delisted and deregistered.

Following the successful completion of the Merger, our common shares, which are currently listed on the New York Stock Exchange (“NYSE”), will be converted into the right to receive $10.15 per share in cash and are expected to be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934, as amended. If OMNOVA's common shares are delisted and deregistered, there will no longer be a public trading market for our common shares.

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

•
political and economic instability and disruptions, including instability and disruptions caused by actual or threatened trade and tariff disputes with the United States, China, Brexit, or other Brexit-like events;

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

Many of the markets in which we operate are highly competitive. The bases of competition may include product performance and quality, price, product availability, security of supply, and customer service. Some of our competitors are larger and have more financial resources than us. We may also experience increased competition from companies that offer alternative products based on technologies and processes that have superior performance or better pricing, which could cause a decline in the market acceptance of our products. The increasing pressure from our competitors to keep pace and develop new technologies and products requires us to incur substantial expense.

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

Cybersecurity attacks can originate from a wide variety of sources, including persons who are linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information in order to gain access to our systems, our data, or the data of our customers.

Our security systems may not be able to protect our systems from attacks or other disruptions due to the rapid evolution and sophistication of cyberattack methods. Any significant disruption or slowdown of our current or future information systems as a result of a system security failure could disrupt the flow of operational information, cause orders to be lost or delayed, cause disruption and damage to our manufacturing facilities, damage our reputation with our customers, or cause our customers to cancel orders. Additionally, the theft of sensitive data and our inability to protect our trade secrets or information concerning our employees, customers, or suppliers could have an adverse effect on our business, customers, suppliers, and employees. These risks may increase in the future as we increase our usage of mobile platforms and expand our internal usage of third-party, web-based products and applications.

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

Approximately 12% of our employees located in the United States are covered by collective bargaining agreements. In addition, certain employees of our foreign operations are also covered by collective bargaining agreements. We may not be able to renew our collective bargaining agreements on terms similar to current terms, or renegotiate collective bargaining agreements on terms acceptable to us. The prolonged failure to renew or renegotiate a collective bargaining agreement could result in work stoppages. Additionally, in foreign jurisdictions where we operate, national unions and foreign governments may be unable to reach agreements, which could result in work stoppages that are out of the Company’s control. In addition, if a collective bargaining agreement is negotiated at higher-than-anticipated cost, absorbing those costs or passing them through to customers in the form of higher prices may make us less competitive.

Our U.S. pension plan is underfunded, requiring the Company to make significant cash contributions to the plan.

The Company’s U.S. pension plan is underfunded, and we are required to make significant cash contributions to it to comply with minimum funding requirements imposed by benefit and tax laws. Contribution amounts are based on plan performance, interest rates, and pension funding legislation, among other factors. We currently expect to make a contribution of $6.6 million to our U.S. pension plan during 2020, in part to satisfy our requirements under the Pension Protection Act of 2006. We cannot predict whether changing conditions including interest rates, pension assets performance, discount rates, government regulation, or other factors will require us to make future contributions in excess of current expectations, or whether we will have the funds necessary to make minimum pension contributions at the times that they may be required.

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

As of November 30, 2019, we had goodwill of $69.4 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges. We have recorded goodwill impairment charges in the past, and such charges materially affected our historical results of operations. For additional information, see Note A, Goodwill and Intangible Assets, to the accompanying consolidated financial statements.

The market price for our common shares is particularly volatile.

Prior to the announcement of the Merger Agreement, the market for our common shares was characterized by significant price volatility, and if the merger is not completed we expect that our share price will continue to be volatile. The trading of relatively small quantities of our common shares may cause disproportionate movements upwards and downwards in our share price due to our small market capitalization and low trading volume, and the cyclical nature of our business may create prolonged periods of higher or lower share prices not correlated to Company performance or to general economic or market conditions.

Debt Risks

Our substantial debt could adversely affect our financial health and prevent us from fulfilling our obligations.

We have substantial debt and, as a result, significant debt service obligations. Our substantial debt could:

•	make it more difficult for us to satisfy our obligations with respect to our debt agreements;

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the agreements governing our debt agreements will limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure that we will be able to refinance any of our debt on commercially reasonable terms or at all.

Despite ongoing actions to reduce our debt, we may still be required to incur significant additional debt.

We may be able to incur substantial additional debt, including additional secured debt, in the future, and such additional debt may be necessary to accomplish some of our strategic objectives. Our debt agreements restrict but do not completely prohibit us from incurring substantial additional debt. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our debt agreements impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities.

Our debt agreements impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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

Our debt agreements require us to meet certain financial covenants, including covenants relating to senior net debt leverage, minimum excess availability and a springing minimum fixed charge coverage ratio if average excess availability falls below a certain level.

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

If we default under our debt agreements, we may not be able to service our debt obligations.

In the event of a default under our debt agreements, the lenders under each of these facilities could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If such acceleration occurs, we may not be able to repay the amounts due under our debt agreements. This could have serious consequences to our financial condition, results of operations, cash flows and could cause us to become bankrupt or insolvent.

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

The Company’s debt agreements permit interest on the outstanding principal balance to be calculated based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA") announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s significant operating, manufacturing, distribution, research, design and/or sales, and marketing facilities are set forth below:

Corporate Headquarters* OMNOVA Solutions Inc. 25435 Harvard Road Beachwood, OH	Global Technology Center OMNOVA Solutions Global Technology Center 2990 Gilchrist Road Akron, OH
Manufacturing/Technical/Distribution Facilities:
Akron, OH
Auburn, PA
Calhoun, GA
Caojing, China
Chester, SC
Columbus, MS*
Fitchburg, MA
Jeannette, PA
Le Havre, France
Mem Martins, Portugal
Mogadore, OH
Monroe, NC
Ningbo, China
Rayong, Thailand*
Stafford, TX
Villejust, France*

Sales/Marketing: Akron, OH Bangkok, Thailand* Beachwood, OH* Madrid, Spain* Mem Martins, Portugal Mumbai, India* Rayong, Thailand* Shanghai, China* Singapore* Villejust, France* Valongo, Portugal*

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

The information in the "Legal Proceedings" section of Note N ("Contingencies and Commitments") of the Notes to our Consolidated Financial Statements is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are listed on the New York Stock Exchange and trade under the symbol OMN. At November 30, 2019, there were 4,919 holders of record of the Company’s common shares. Information regarding the high and low quarterly sales prices of the Company’s common share is contained in the Selected Quarterly Financial Data (Unaudited) and is incorporated herein by reference. The Company has not declared a dividend on its common shares since 2001.

On September 25, 2018, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common shares, which authorization expires upon the completion of $20.0 million in repurchases. The Company is authorized to use various methods to make the repurchases, including open market repurchases, negotiated block transactions, or open market solicitations for shares, all or some of which may be effected through Rule 10b5-1 plans. The timing of repurchases is dependent upon several factors including market or business conditions, and repurchases may be discontinued at any time.

The Company did not repurchase any of its common shares during the three months ended November 30, 2019 under an authorized plan. Pursuant to the Company's Merger Agreement with Synthomer, the Company is prohibited from executing share repurchases under the plan.

Information concerning long-term debt appears in Note L to the Consolidated Financial Statements and is incorporated herein by reference. Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in Equity Compensation Plan Information of Item 12 in this Annual Report is incorporated herein by reference.

The graph below matches OMNOVA Solutions Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Industrials index. The graph tracks the performance of a $100 investment in our common share and in each index (with the reinvestment of all dividends) from November 30, 2014 to November 30, 2019.

	2014	2015	2016	2017	2018	2019

OMNOVA Solutions Inc.	$100.00	$112.57	$143.71	$160.18	$122.01	$151.50
S&P 500	100.00	102.75	111.03	136.42	144.98	168.34
S&P Industrials	100.00	99.32	115.11	137.42	135.96	157.16

Item 6.	Selected Financial Data

The following table sets forth the Company’s selected financial data for all periods presented. The selected financial data as of November 30, 2019, 2018, 2017, 2016, and 2015, and for each of the five years in the period ended November 30, 2019 are derived from the Company’s audited consolidated financial statements.

	2019	2018	2017	2016	2015
	(Dollars in millions, except per share data)
Statement of operations data:
Net Sales	$736.2	$769.8	$783.1	$759.9	$838.0
Cost of goods sold (exclusive of depreciation)	560.0	579.1	582.3	556.0	644.1
Gross profit	176.2	190.7	200.8	203.9	193.9
Selling, general, and administrative	109.7	106.2	118.6	118.5	119.3
Depreciation and amortization	31.3	30.2	27.9	30.6	34.0
Asset impairments	7.8	13.5	32.9	5.7	19.4
(Gain) loss on asset sales	(4.0)	(0.9)	0.4	0.3	0.2
Restructuring and severance	5.3	3.5	5.7	11.1	5.9
Realized foreign currency translation losses	17.9	—	—	—	—
Interest expense	20.0	19.3	21.5	24.7	28.3
Debt issuance costs write-off	0.2	0.8	—	2.9	0.6
Acquisition and integration related expense	10.1	4.1	0.3	0.9	0.4
Other (income) expense, net	(3.1)	(0.5)	(2.4)	(0.7)	6.9
	195.2	176.2	204.9	194.0	215.0
Income (loss) from continuing operations before income taxes	(19.0)	14.5	(4.1)	9.9	(21.1)
Income tax (expense) benefit	(3.4)	6.2	(83.7)	(10.3)	2.4
Income (loss) from continuing operations	(22.4)	20.7	(87.8)	(0.4)	(18.7)
Income (loss) from discontinued operations, net of tax	—	—	—	—	0.9
Net income (loss)	$(22.4)	$20.7	$(87.8)	$(0.4)	$(17.8)

Basic and Diluted Income (Loss) Per Share:
Income (loss) per share from continuing operations	$(0.50)	$0.46	$(1.98)	$(0.01)	$(0.41)
Income (loss) per share from discontinued operations	—	—	—	—	0.02
Basic and diluted net income (loss) per share	$(0.50)	$0.46	$(1.98)	$(0.01)	$(0.39)

General:
Capital expenditures	$33.1	$23.8	$25.1	$25.6	$24.0
Total assets	556.1	589.2	612.8	687.3	687.2
Gross debt	332.5	329.7	361.8	366.0	357.2
Cash	50.9	54.1	88.0	72.0	44.9

See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The Company has two reporting segments: "Specialty Solutions", a segment focused on the Company's higher growth specialty businesses, and "Performance Materials," a segment comprised of the Company's businesses which are focused on more mature markets. These reporting segments were determined based on products and services provided. Accounting policies of the segments are the same as those described in Note A—Description of Business and Significant Accounting Policies of the Company’s Consolidated Financial Statements. For a reconciliation of the Company’s segment operating performance information, refer to Note P of the Company’s Consolidated Financial Statements.

A majority of the Company’s raw materials are derived from petrochemicals and chemical feedstocks, where prices can be cyclical and volatile. Styrene, a key raw material for the Company, is generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. OMNOVA’s styrene purchases for 2017 through 2019 and the range of market prices were as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound
2019	91	$0.41 - $0.55
2018	102	$0.53 - $0.73
2017	129	$0.48 - $0.72

Butadiene, a key raw material for the Company, is generally available worldwide, but its price is volatile. OMNOVA has supply contracts with several producers. At times, when the demand for butadiene exceeds supply, it is sold on an allocated basis. OMNOVA’s butadiene purchases for 2017 through 2019 and the range of market prices were as follows:

	Pounds Purchased (in millions)	Market Price Range Per Pound
2019	67	$0.37 - $0.58
2018	77	$0.36 - $0.79
2017	103	$0.39 - $1.42

Other key raw materials utilized by the Company include acrylites, polyvinyl chloride (PVC) resins, textiles, and plasticizers. These raw materials are generally available worldwide from several suppliers.

The Company negotiates pricing with a majority of customers considering the value-added performance attributes of those products and the cost of the raw materials. The Company’s pricing objective, which may or may not be met, is to recover raw material price increases for non-indexed contracts within three months.

OMNOVA had indexed sales price contracts covering approximately 25% of its sales in 2019. These contract indexes are generally comprised of several components: a negotiated fixed amount per pound, and the market price of key raw materials (i.e., styrene and butadiene). The indexed contracts provide that OMNOVA will pass through the increases or decreases of key raw materials, generally within a 30 to 60 day period. Indexed contracts vary in length, generally from 12 to 36 months.

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

Results of Operations of 2019 Compared to 2018

The Company's net sales in 2019 were $736.2 million, compared to $769.8 million in 2018, a decrease of $33.6 million, or 4.4%. The Specialty Solutions business segment revenue increased by 5.2% and the Performance Materials business segment revenue decreased by 20.9%. Contributing to the net sales decrease in 2019 were lower volume of $21.3 million, unfavorable foreign currency of $11.2 million, and unfavorable price/mix of $1.1 million.

Gross profit and gross profit margin in 2019 were $176.2 million and 23.9%, compared to $190.7 million and 24.8% in 2018. The decrease in gross profit margin resulted from lower volumes, primarily within Performance Materials. The decrease in volume was primarily due to the Company's strategic transition away from the commodity paper coatings market and volume reductions in the commodity carpet market, which were partially offset by improved volume in the oil & gas, coatings and performance additives business lines.

Selling, general, and administrative expense in 2019 increased $3.5 million or 3.3%, to $109.7 million, compared to $106.2 million in 2018. The increase in 2019 was primarily due to increased outside services as a result of the Synthomer merger transaction and the inclusion of full year expenses of OMNOVA Portugal, which was acquired in September 2018.

Interest expense was $20.0 million and $19.3 million for 2019 and 2018, respectively. The slight increase was primarily attributable to a higher average debt balance resulting from the use of revolving credit arrangements.

During the fourth quarter of fiscal 2019, the Company incurred $17.9 million of costs related to initiatives to lower its cost structure. These initiatives involved, among other things, the liquidation of several holding companies in Europe that resulted in the recognition of foreign currency translation losses in the Consolidated Statement of Operations.

The Securities and Exchange Commission Staff Accounting Bulletin No.118 (“SAB 118”), provides a measurement period that should not extend beyond one year from the Tax Cuts and Job Act (the "Tax Act") enactment date for companies to complete the accounting under ASC 740, Income Taxes. At November 30, 2018, the Company had provisionally estimated minimal income inclusion for the transition tax related to foreign earnings on which U.S. income taxes were previously deferred. Under SAB 118 guidance, the Company adjusted the income inclusion related to transition tax to $27.7 million. The change is a result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued. As of February 28, 2019, the Company completed the analysis of the impact of the Tax Act in accordance with the SAB 118 and there were no further impacts. The Company utilized existing net operating loss carryforwards to offset the income inclusion, and therefore had no cash taxes related to the transition tax during 2019.

Income tax expense was $3.4 million in 2019, compared to income tax benefit of $6.2 million in 2018. The Company's income tax expense was different than the statutory income tax rate due to income in foreign jurisdictions with corresponding tax expense which was not offset by losses in the U.S. jurisdiction in which no tax benefit was recognized. The 2018 income tax benefit was different than the statutory income tax rate primarily due to items related to the Tax Act. As a result of the Tax Act, in 2018 the Company recorded a provisional net tax benefit of approximately $9.9 million, comprised of: a tax benefit of $4.1 million related to the re-measurement of the U.S. deferred taxes for the reduction of the U.S. federal corporate income tax rate; a tax benefit of $0.9 million associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the Tax Act; and a tax benefit of $4.9 million associated with the reversal of the valuation allowance on a portion of the U.S. deferred tax assets as a result of deferred tax liabilities for indefinite lived intangible assets now considered available as a source of income as a result of the Tax Act. In addition, the Company recognized a $0.9 million income tax benefit related to the impact of a French tax rate change on the Company’s deferred tax liabilities. Based on French tax legislation enacted during the first quarter of 2018, the French tax rate will be reduced to 25.0% beginning in 2022 and the Company's deferred tax liabilities were reduced to appropriately reflect this legislation as a current period tax benefit in 2018.

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

	Year Ended November 30,
	2019	2018
	(Dollars in millions)
Net Sales
Specialty Solutions	$513.0	$487.6
Performance Materials	223.2	282.2
Total Net Sales	$736.2	$769.8
Segment Operating Profit
Specialty Solutions	$66.2	$70.7
Performance Materials	(15.8)	(9.8)
Total segment operating profit	50.4	60.9
Interest expense	(20.0)	(19.3)
Corporate expenses	(21.1)	(24.0)
Realized foreign currency translation losses	(17.9)	—
Merger transaction costs	(9.4)	—
Corporate severance	(0.3)	(0.9)
Operational improvement costs	(0.3)	—
Asset impairment	(0.1)	(0.1)
Acquisition and integration related expense	0.1	(2.2)
Gain (loss) on sale of assets	(0.2)	0.9
Debt issuance costs write-off	(0.2)	(0.8)
Income (Loss) Before Income Taxes	$(19.0)	$14.5

Specialty Solutions

Specialty Solutions' net sales increased $25.4 million, or 5.2%, to $513.0 million in 2019, compared to $487.6 million in 2018. OMNOVA Portugal accounted for $48.0 million of the current year sales increase. The increased sales were primarily driven by improved volumes of $27.5 million, and price/mix of $4.8 million, which were partially offset by unfavorable foreign exchange of $6.9 million. Volume was up in the specialty coatings & ingredients and oil & gas business lines. Net sales for the the specialty coatings & ingredients business line increased $22.9 million to $274.5 million in 2019 compared to $251.6 million in 2018. Net sales for the oil & gas business line increased $13.9 million to $85.2 million compared to $71.3 million in 2018. Net sales for the laminates & films business line decreased $11.4 million to $153.3 million in 2019 compared to $164.7 million in 2018.

This segment generated an operating profit of $66.2 million in 2019, compared to $70.7 million in 2018. The decrease in segment operating profit was due largely to increased operating costs partly due to the inclusion of OMNOVA Portugal, partially offset by improved volume and price/mix. Segment operating profit includes items which Management excludes when evaluating the results of the Company' segments. Those items for 2019 totaled $0.3 million and consisted primarily of $0.4 million of restructuring and severance and $0.3 million of acquisition and integration costs. Those items for 2018 totaled $3.7 million and included $1.8 million of acquisition and integration related expense, $1.2 million of asset impairment, facility closure and other costs, and $0.7 million of restructuring and severance charges.

Performance Materials

Performance Materials' net sales decreased $59.0 million ,or 20.9%, to $223.2 million in 2019, compared to $282.2 million in 2018. The decrease in current year sales was driven by lower volume of $48.8 million, unfavorable price/mix of $5.9 million, and unfavorable foreign currency of $4.3 million. Volumes were down primarily in the paper and carpet business line, due to the Company's exit of the commodity paper business line and reduced volumes in the commodity carpet market. Net sales for the paper and carpet business line decreased $49.5 million to $64.1 million in 2019 compared to $113.6 million in 2018. Net sales in the performance additives business line decreased $13.7 million to $110.6 million in 2019 compared to $124.3 million in 2018. Net sales for the coated fabrics' business line increased $4.2 million to $48.5 million in 2019, compared to $44.3 million in 2018.

Segment operating losses were $15.8 million in 2019, and $9.8 million in 2018. The segment operating loss in 2019 was primarily due to an asset impairment charge of $7.8 million for the write down of two tradenames related to the performance additives business line. Segment operating profit includes items which Management excludes when evaluating the results of the Company's segments. Those items for 2019 totaled $9.9 million and consisted primarily of $10.7 million of asset impairment, facility closure costs and other, $2.2 million of restructuring and severance, $1.1 million of accelerated depreciation, which were partially offset by a $4.4 million gain on sale of assets. Those items for 2018 totaled $16.7 million and include asset impairments, facility, and other costs of $14.3 million, accelerated depreciation of $1.1 million, restructuring and severance of $1.1 million, and environmental charges of $0.2 million.

Corporate Expenses

Corporate expenses were $21.1 million in 2019, compared to $24.0 million in 2018. The decrease is primarily due to lower incentive compensation expense.

Results of Operations of 2018 Compared to 2017

The Company's net sales in 2018 were $769.8 million, compared to $783.1 million in 2017. The acquisition of Resiquimica in September of 2018 accounted for $10.7 million of current year sales, while our former China-based coated fabric manufacturing operation, ("CCF") which was sold in July of 2017, accounted for $10.4 million in sales in 2017. Excluding the effect of CCF, sales decreased $2.9 million or 0.4%. The Specialty Solutions segment revenue increased 10.5% and the Performance Materials segment revenue decreased by 17.4%. Contributing to the net sales decrease of $2.9 million in 2018 were lower volume of $30.5 million, which was partially offset by favorable foreign exchange of $14.7 million and favorable price/mix of $2.5 million.

Gross profit and gross profit margin in 2018 were $190.7 million and 24.8%, compared to $200.8 million and 25.6% in 2017. The decrease in gross profit margin resulted from lower volumes, primarily within Performance Materials. Volume decreased primarily due to the Company's continued strategic transition away from the commodity paper coatings market, and the sale of CCF, which were partially offset by improved volumes in the oil & gas, coatings and performance additives business lines.

Selling, general, and administrative expense in 2018 decreased $12.4 million or 10.5%, to $106.2 million, compared to $118.6 million in 2017. The decrease in 2018 reflects the One OMNOVA cost reduction initiatives, and reductions in outside services and incentive compensation.

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

	Year Ended November 30,
	2018	2017
	(Dollars in millions)
Net Sales
Specialty Solutions	$487.6	$441.4
Performance Materials	282.2	341.7
Total Net Sales	$769.8	$783.1
Segment Operating Profit
Specialty Solutions	$70.7	$59.9
Performance Materials	(9.8)	(12.6)
Total segment operating profit	60.9	47.3
Interest expense	(19.3)	(21.5)
Corporate expenses	(24.0)	(24.5)
Corporate severance	(0.9)	(2.9)
Asset impairment	(0.1)	(1.8)
Acquisition and integration related expense	(2.2)	(0.3)
Gain (loss) on sale of assets	0.9	—
Debt issuance costs write-off	(0.8)	—
Pension settlement	—	(0.4)
Income (Loss) Before Income Taxes	$14.5	$(4.1)
Specialty Solutions
Specialty Solutions' net sales increased $46.2 million, or 10.5%, to $487.6 million in 2018, compared to $441.4 million in 2017. The acquisition of OMNOVA Portugal accounted for $10.7 million of the increase. The increased sales were primarily driven by improved volumes of $25.9 million, price/mix of $11.3 million, and favorable foreign exchange of $9.0 million. Volume was up in the specialty coatings & ingredients, oil & gas, and laminates & films business lines. Net sales for the specialty coatings & ingredients business line increased $20.3 million to $251.6 million in 2018 compared to $231.3 million in 2017. Net sales for the oil & gas business line increased $16.7 million to $71.3 million compared to $54.6 million in 2017. Net sales for the laminates & films business line increased $9.2 million to $164.7 million in 2018 compared to $155.5 million in 2017.

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

Performance Materials

Performance Materials' net sales decreased $59.5 million, or 17.4%, to $282.2 million in 2018, compared to $341.7 million in 2017. During 2017, the Company sold CCF which accounted for $10.4 million of net sales in 2017. The decrease of $59.5 million was driven primarily by lower volume of $46.0 million, due to the divestiture of CCF of $10.4 million, and unfavorable price/mix of $8.8 million, partially offset by favorable foreign exchange of $5.7 million. Volumes were down, primarily in the paper business line, due to the Company's exit of the commodity portion of the business line. Net sales for the performance additives business line increased $4.8 million to $106.0 million in 2018 compared to $101.2 million in 2017. The coated fabrics' business line net sales decreased $10.9 million to $44.3 million in 2018, compared to $55.2 million in 2017, primarily due to the sale of CCF. Paper and carpet business line net sales decreased $52.9 million to $113.6 million in 2018, compared to $166.5 million in 2017.

Segment operating losses were $9.8 million in 2018, and $12.6 million in 2017. The segment operating loss in 2018 was primarily due to an asset impairment charge of $9.2 million related to the styrene-butadiene (SB) production transition from Green Bay, Wisconsin to Mogadore, Ohio, to offset the impact from lower volumes within the Company's commodity paper business line. Segment operating profit includes items which Management excludes when evaluating the results of the Company's segments. Those items for 2018 totaled $16.7 million and include asset impairments, facility, and other costs of $14.3 million, accelerated depreciation of $1.1 million, restructuring and severance of $1.1 million and environmental charges of $0.2 million. Those items for 2017 totaled $33.3 million and include asset impairment charges and facility closure costs of $33.6 million, restructuring and severance costs of $1.7 million, and a reversal of an environmental charge of $2.0 million.

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

Restructuring Plans

The Company carried out several key initiatives during 2019 and maintained the following restructuring plans:

2018 Restructuring Plan

During the third quarter of fiscal 2018, the Company announced its plan to close its styrene butadiene manufacturing facility in Green Bay, Wisconsin, moving production to our Mogadore, Ohio facility. The Company incurred $4.3 million of restructuring and severance expenses in fiscal 2019 related to this plan. Total expense incurred for this plan was $6.1 million, all of which has been paid as of November 30, 2019. As of November 30, 2019, the plan was considered complete.

2017 Restructuring Plan

Restructuring and severance activities initiated in 2017 include the One OMNOVA initiative announced during the first quarter of 2017. The One OMNOVA initiative was focused on improving functional excellence in marketing, sales, operations, supply chain and technology, as well as various corporate functions. The plan was designed to reduce complexity and drive consistency across the global enterprise through a standardized, integrated business system. The Company incurred $1.0 million of restructuring and severance expense in fiscal 2019 related to this plan. Total expense incurred for this plan was $6.2 million, all of which has been paid as of November 30, 2019. As of November 30, 2019, the plan was considered complete.

2016 Restructuring Plan

Restructuring and severance activities initiated in 2016 included continued cost reduction and efficiency improvement actions, as well as a change in the Company’s CEO. For these activities, the Company has incurred and paid restructuring and severance costs of $7.6 million. As of November 30, 2018, the plan was considered complete.

Financial Resources and Capital Spending

The following table reflects key cash flow measures from continuing operations:

	2019	2018	2017
	(Dollars in millions)
Net cash provided by (used in) operating activities	$24.4	$56.7	$47.8
Net cash provided by (used in) investing activities	$(30.3)	$(46.0)	$(28.6)
Net cash provided by (used in) financing activities	$2.6	$(42.7)	$(6.6)
Increase (decrease) in cash and cash equivalents	$(3.2)	$(33.9)	$16.0

Cash provided by operating activities was $24.4 million in 2019, compared to $56.7 million in 2018 and $47.8 million in 2017. The $32.3 million decrease in 2019 was primarily due to lower earnings and unfavorable working capital. Working capital days increased 10.0 days to 56.8 days in 2019 compared to 46.8 days in 2018 primarily as a result of the inclusion of OMNOVA Portugal's working capital. The increase in cash provided by operating activities in 2018 was primarily due to higher earnings after consideration of non-cash items and improved working capital.

Cash used in investing activities was $30.3 million in 2019, compared to $46.0 million in 2018 and $28.6 million in 2017. The $15.7 million decrease in 2019 was driven by the acquisition of OMNOVA Portugal in 2018 for $22.8 million, and the sale of the Green Bay, Wisconsin facility and equipment for $4.9 million, partially offset by higher capital expenditures in 2019 of $9.3 million. Included in 2018 are capital expenditures of $23.8 million, primarily related to manufacturing equipment, and the acquisition of OMNOVA Portugal. Included in 2017 were capital expenditures of $25.1 million, primarily related to manufacturing equipment, the acquisition and disposal of businesses of $7.3 million, partially offset by the collection of a $3.8 million note receivable. The Company expects capital expenditures of approximately $30.0 million to $35.0 million during 2020.

Cash provided by financing activities was $2.6 million in 2019, compared with a use of $42.7 million in 2018 and a use of $6.6 million in 2017. The $45.3 million improvement in 2019 was driven primarily by a $40.0 million debt prepayment on its Term Loan B in 2018. During 2019, the Company utilized its credit facilities, borrowing $392.7 million and repaying $390.0 million. Cash used in financing activities in 2018, was due primarily to debt repayments of $66.2 million and borrowings of $24.3 million. Cash used in financing activities was $6.6 million in 2017, and was due primarily to debt repayments of $4.2 million and $2.2 million of common shares redeemed in the repayment of employees withholding taxes. OMNOVA’s cash balance of $50.9 million at November 30, 2019 consists of $10.5 million in the U.S., $14.2 million in Europe, and $26.2 million in Asia. As of November 30, 2019, the Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its cash requirements for at least the next twelve months.

Debt

Information regarding the Company's debt is disclosed in Note L to the Company's consolidated financial statements.

Contractual Obligations

The following table summarizes the Company's contractual obligations for the periods indicated:

	Payments Due By Period
	Total	2020	2021 - 2022	2023 - 2024	Beyond 2024
	(Dollars in millions)
Short-term and long-term debt	$317.6	$3.5	$26.0	$288.1	$—
Capital lease obligations(1)	17.7	1.3	2.5	2.5	11.4
Interest payments on long-term debt(2)	57.4	16.2	30.6	10.6	—
Operating leases	16.0	4.2	5.1	2.3	4.4
Purchase obligations	12.2	12.2	—	—	—
Pension and post-retirement funding obligations(3)	37.2	7.3	14.4	8.3	7.2
Total	$458.1	$44.7	$78.6	$311.8	$23.0

(1)	Includes principal and effective interest payments.

(2)	Based on outstanding debt balances as of November 30, 2019 and estimated interest rates. As those are based on estimates, actual future payments may be different.

(3)	Payments are based on Company estimates and current funding laws. As those are based on estimates, actual future payments may be different.

Significant Accounting Estimates and Management Judgments

The Company’s discussion and analysis of its results of operations, financial condition, and liquidity are based upon the Company’s consolidated financial statements as of November 30, 2019, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Periodically, the Company reviews its estimates and judgments including those related to product returns, accounts receivable, inventories, litigation, environmental reserves, pensions, and income taxes. The Company bases its estimates and judgments on historical experience and on various assumptions that it believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements:

A)    Revenue Recognition

The Company recognizes revenues when control of the promised goods is transferred to customers, in an amount that reflects the consideration expected to be received in exchange for those goods in accordance with ASC 606. When recognizing revenue, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

B)    Allowance For Doubtful Accounts

The Company’s policy is to identify customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors; and reserves the portion of such accounts receivable for which collection does not appear likely. The allowance for doubtful accounts was $3.4 million and $3.3 million at November 30, 2019 and 2018, respectively.

C)    Allowance For Inventory Obsolescence

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued, or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. A sudden and unexpected change in design trends and/or material preferences could impact the carrying value of the Company’s inventory and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence was $6.1 million and $6.9 million at November 30, 2019 and 2018, respectively.

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

E)    Pensions and Other Post-retirement Plans

The Company accounts for its pension and other post-retirement plans by recognizing in its balance sheet the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). The Company recognizes the change in the funded status of the plan in the year in which the change occurs through Accumulated Other

Comprehensive (Loss) Income. As of May 2007, the Company's U.S. defined benefit pension plan has been closed to all new hires and since December 1, 2011, future service benefits have been frozen and fully vested for all participants. Therefore, there is no future service benefit accrual for the Company’s U.S. defined benefit plans.

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

The Company recorded pension expense of $2.0 million in 2019 and $1.3 million in 2018. Pension expense is calculated using the discount rate to discount plan liabilities at the prior year measurement date. Discount rates of 4.41% and 3.66% were used to calculate the pension expense in 2019 and 2018, respectively. The Company anticipates 2020 expense to be approximately $1.2 million based on a weighted average discount rate of 3.07%. An increase or decrease of 25 basis points in the discount rate would decrease or increase expense on an annual basis by approximately $0.1 million. Cash contributions to the pension plans were $6.5 million in 2019 and $6.3 million in 2018.

The Company, in consultation with its actuary, determined the discount rate used to discount the U.S. plan liabilities at the plan’s measurement date, which was November 30, 2019. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In determining the discount rate, we used spot rates on a yield curve matching benefit payments to determine the weighted average discount rate that would be applied in determining the benefit obligation at November 30, 2019. Changes in discount rates, as well as the net effect of other changes in actuarial assumptions and experience, have been recognized in Accumulated Other Comprehensive Income (Loss). The Company, in consultation with its actuary, determined the discount rate used to measure defined benefit pension plan obligations as of November 30, 2019 should be 3.07%, compared to 4.41% in 2018. A 25 basis point change in the discount rate would increase or decrease the projected benefit obligation by approximately $7.7 million.

The Company utilizes an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The spot rates used to determine service and interest costs for 2019 ranged from 3.28% to 4.85%. The ultimate spot rate used to discount cash flows beyond 30 years was 4.83% for 2019. The spot rates used to determine service and interest costs for 2020 expense ranged from 2.05% to 3.61%. The ultimate spot rate used to discount cash flows beyond 30 years was 3.61% for 2020.

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

The Company uses the Mercer modified version (MRP - 2007) of the Society of Actuaries’ (SOA) Pri-2012 mortality table for the pre-retirement mortality base table. The Company also uses the Mercer Industry Longevity Experience Study (MILES) table for the Chemical, Oil & Gas and Utilities industry and the Consumer Goods and Food & Drink industry for the post-retirement mortality base table.

To develop the expected long-term rate of return on assets assumption, the Company, in consultation with its actuary, considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio. This resulted in the selection of a long-term rate of return on assets assumption of 7.68% for both 2019 and 2018. The measurement dates of November 30, 2019 and 2018 were used to determine these rates. A 25 basis point change in the assumed rate of return for assets would increase or decrease pension expense by approximately $0.5 million. Pension plan assets are measured at fair value or at Net Asset Value ("NAV") for certain collective trusts on the measurement date.

Based on current estimates of pension asset performance, interest and discount rate assumptions, the Company intends to make cash contributions to its pension plans of $6.6 million in 2020.

Factors that could impact future cash requirements and timing of any such cash equivalents are:

•	Investment returns which differ materially from the Company’s 7.68% return assumption for 2020;

•	Significant changes in interest rates, affecting the discount rate; and

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

As a result of historical restructuring charges and impairments over the last few years, including a significant goodwill impairment recorded in the fourth quarter of 2017, the Company entered into a U.S. jurisdiction three-year cumulative loss position for the three year period ending November 2017. For the three year period ended November 2019, the U.S. jurisdiction remains in a three-year cumulative loss position. Considering the weight of available positive and negative evidence, the Company does not believe the positive evidence (some of which is subjective) overcomes the negative objective evidence of a 3-year cumulative loss position. Therefore, the Company concludes that the valuation allowance should remain on its U.S. deferred tax assets as of November 30, 2019.

The Company has not provided for U.S. income taxes on undistributed earnings on certain of its non-U.S. subsidiaries as such amounts are considered permanently reinvested outside the U.S. As a result of the Tax Act, to the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability primarily attributable to withholding taxes may be creditable. However, based on the Company's policy of permanent reinvestment, it is not practicable to determine the income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2019, the non-U.S. subsidiaries have cumulative foreign retained earnings of $50.2 million.
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

The Company’s accounting policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in income tax expense. For 2019, the Company recognized minimal income tax expense related to interest and penalties.
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
G)    Share-Based Compensation

The Company uses the fair value method of accounting to record share-based compensation based on the grant date fair value. While the Company regularly evaluates the use of share-based compensation, its practice has been to issue restricted shares or restricted share units, which are required to be expensed using the fair value method. Beginning with grants in 2018, the Company determined that its performance share awards ("PSA's") would vest and be paid in OMNOVA common shares. The fair value of PSA's, restricted share awards ("RSA's") and restricted share units ("RSU's") is determined based on the closing market price of the Company’s common shares at the date of grant. Refer to Note O to the Company’s Consolidated Financial Statements for further discussion of share-based compensation.

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

During 2018, the Company's Board of Directors approved a plan to close the Green Bay, Wisconsin plant shifting styrene butadiene manufacturing to its production plant in Mogadore, Ohio. As a result, the Company determined that certain plant and equipment were impaired and recognized an impairment charge of $9.2 million, primarily in the Performance Materials segment, to write-down the asset group to fair value based on the market approach analysis. The plant and equipment was sold in 2019 for $4.9 million, recognizing a gain of $4.4 million. Also during 2018, the Company recognized other asset impairment charges of $2.7 million related to idled assets.

During the fourth quarter of 2017, due to anticipated lower volumes in the paper market, the Company performed an impairment analysis of the related asset group. Based on this analysis, it was determined that the fair value of the asset group was in excess of the book value, and accordingly, the Company concluded no impairment was necessary.

I)     Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill and other indefinite lived intangible assets are tested for impairment at least annually as of September 1, and whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. The first step identifies potential impairments by comparing the estimated fair value of a reporting unit with its carrying value. Fair value is typically estimated using a market approach method or a discounted cash flow analysis based on level 3 inputs in the fair value hierarchy, which requires the Company to estimate future cash flows anticipated to be generated by the reporting unit, as well as a discount rate to measure the present value of the anticipated cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the estimated fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment charge is recognized. As of November 30, 2019, the estimated fair value of the Company's reporting units exceeded the carrying value of goodwill and therefore, no impairment was recognized.

The impairment test for indefinite lived intangible assets consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of its indefinite lived intangible assets using a fair value model based on a market approach method or discounted future cash flows. If the carrying amounts exceed the estimated fair value, an impairment loss would be recognized in the amount of the excess. Key inputs used in determining the fair value of the trademarks/tradenames were expected future revenues and royalty rates, and accordingly, their fair value is impacted by selling prices, which for the Company is based in part on raw material costs. As of September 1, 2019, the Company performed its annual impairment test for indefinite lived intangible assets and determined that the carrying value of two individual tradenames within the Performance Materials segment were greater than their fair value and, accordingly, recorded an impairment of $7.8 million. A sensitivity analysis was performed by the Company on one of these tradenames and a hypothetical 100 basis point increase in the discount rate used to value this tradename would result in additional impairment of $0.6 million. The second tradename had no remaining fair value. Trademarks and tradenames continue to be important to the Company, and we continue to focus on long-term growth, however, if recent trends continue, the long-term assumptions relative to growth rates and profitability of the trademarks and tradenames may not be attained, which could result in additional impairment to one or more of the Company's trademarks and tradenames.

Estimating future cash flows requires significant judgments and assumptions by Management including sales, operating margins, royalty rates, discount rates, and future economic conditions. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may occur.

Finite lived intangible assets, such as customer lists, patents, certain trademarks/tradenames, and licenses, are recorded at cost or estimated fair value when acquired as part of a business combination. Intangible assets with a finite life are amortized over their estimated useful lives with periods ranging from 3 to 53 years.

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

Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments with a corresponding amount recorded in property, plant, and equipment. Current portions of capital lease payments are included inShort-term debt and non-current capital lease obligations are included in Long-term debt in our Consolidated Balance Sheets.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and Management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheets as of November 30, 2019 and 2018 reflects reserves for environmental remediation efforts of $1.4 million and $1.5 million, respectively.

Capital expenditures for projects related to environmental matters were $0.4 million in 2019, $1.8 million in 2018, and $2.9 million in 2017. During 2019, non-capital expenditures for environmental compliance and protection totaled $10.5 million, all of which were for recurring costs associated with managing hazardous substances and pollution abatement in ongoing operations. Similar non-capital expenditures were $10.0 million and $8.8 million in years 2018 and 2017, respectively. The Company anticipates that non-capital environmental expenditures for the next several years will be consistent with 2019 expenditure levels.

New Accounting Pronouncements

New accounting pronouncements impacting the Company are disclosed in Note A to the Company’s consolidated financial statements.

Non-GAAP Financial Measures for Periods Ended November 30, 2019 and November 30, 2018

The following discussion includes Non-GAAP financial measures. An explanation of Managements reasons for reviewing and presenting these Non-GAAP measures, and a reconciliation of the Non-GAAP financial measures to GAAP is provided below under the heading "GAAP to Non-GAAP Reconciliations."

Management Adjusted Results

Consolidated Results

For the fourth quarter of 2019, segment operating loss was $16.9 million, compared to income of $6.0 million last year. Segment operating loss for the fourth quarter of 2019 included $28.7 million of items primarily related to the recognition of foreign currency translation losses, intangible asset impairments in the Performance Materials segment, and costs related to the Company’s proposed merger with Synthomer, which was announced on July 3, 2019. Segment operating profit for the fourth quarter of 2018 included $9.0 million of items primarily related to asset impairment charges and costs for the closure of the Company’s Green Bay, Wisconsin facility and Portugal acquisition costs. Adjusted Segment Operating Profit, which excludes those items, was $7.0 million for the fourth quarter of 2019, compared to $10.1 million for the fourth quarter of 2018. (See tables A and B). Adjusted Diluted Earnings per Share were $0.11 for the fourth quarter of 2019, compared to $0.17 last year. The decline was primarily due to the weakness in the laminates & films business line and in the overall Performance Materials segment, partially offset by strength in the Company’s oil & gas and adhesives & sealants business lines.

For the twelve months ended November 2019, segment operating profit was $1.1 million, compared to $33.8 million in the prior year. The 2019 result included $38.6 million of items primarily related to a restructuring of the Company’s European holding company structure, costs relating to the Company’s proposed merger with Synthomer, severance and restructuring, accelerated depreciation, and intangible asset impairment costs. The 2018 results included $23.5 million of items primarily related to asset impairment charges, costs for the closure of the Company’s Green Bay, Wisconsin facility, and OMNOVA Portugal acquisition costs. Adjusted Segment Operating Profit, excluding those items, was $19.7 million for the twelve months ended November 2019, compared to $38.0 million for the prior year. Adjusted Diluted Earnings per Share were $0.33 for 2019, compared to $0.63 last year.

Adjusted EBITDA was $70.0 million for 2019, compared to $86.3 million last year. Adjusted Segment EBITDA was down for Specialty Solutions, at $86.1 million for 2019 compared to $92.0 million in the prior year. Adjusted Segment EBITDA for Performance Materials declined by $13.6 million, from $18.1 million at the end of November 2018 to $4.5 million at the end of November 2019. The decline primarily reflects the impact of the Company’s decision to exit the commodity paper market, volume weakness in the carpet market and weakness in the tire cord market.

During 2019, the Company experienced broad economic pressures in Asia and in the U.S. recreational vehicle markets, which resulted in lower demand in several key markets including recreational vehicles, construction, automotive and tires.

Specialty Solutions Segment Results

For the fourth quarter of 2019, Specialty Solutions operating profit was $16.9 million, compared with $15.7 million in the fourth quarter of 2018. Adjusted Segment Operating Profit for Specialty Solutions was $16.9 million, or 14.0% of net sales, compared to $17.8 million, or 13.9% of net sales, last year. (See Tables A and B). The Company’s oil & gas business line again demonstrated strong growth in revenue and profit during the quarter, as the Company’s differentiated offerings continue to find traction with end users. The growth in the oil & gas business line, together with continued new product success in the Company’s adhesive & sealants business line, and above-plan performance by the Company’s Portuguese business (acquired in September 2018), was offset by declines in the Company’s laminates & films and elastomeric modifiers business lines. The laminates & films business line continued to see challenging conditions in its end markets (particularly in recreational vehicles) while the elastomeric modifiers business line was particularly impacted by a slow Asian market and weaker automotive markets globally.

For the twelve months ended November 2019, Specialty Solutions operating profit was $66.2 million, compared with $70.7 million last year. Specialty Solutions Adjusted Segment Operating Profit for the year was $66.5 million, or 13.0% of net sales, compared to $74.4 million, or 15.3% of net sales, for the comparable period last year. (See Tables A and B.) The period-to-period decline was the result of a slow start to the year in nonwovens, declines in elastomeric modifiers related to a slow Asian market and weaker automotive markets generally, as well as overall weakness in laminates & films (particularly in recreational vehicles). While the oil & gas business line’s contribution to Specialty Solutions Adjusted Segment Operating Profit was up by approximately 40% from the prior period, it was not sufficient to offset the aforementioned declines.

In 2019, the Company’s vitality index for Specialty Solutions is 20.7%, up from 19.3% last year. Profit margins from the Company’s new product portfolio in Specialty Solutions has increased by 340 basis points and is now accretive to overall specialty margins.

Performance Materials Segment Results

Performance Materials’ segment operating loss for the fourth quarter of 2019 was $9.5 million, compared with a loss of $4.2 million for the fourth quarter of last year. Performance Materials Adjusted Segment Operating Loss for the quarter was $2.4 million, compared to income of $1.9 million last year. (See Tables A and B.) The primary drivers of the year-over-year decline include the Company’s exit from the commodity paper market, volume reductions in the commodity carpet market, and increased competitive intensity in tire cord markets. These declines were partially offset by growth in the reinforcing resins market and the benefits of closing the Company’s Green Bay, Wisconsin plant, which are expected to yield annual benefits of $7.0 million to $8.0 million by the second half of 2020.

Performance Materials’ segment operating loss for 2019 was $15.8 million, compared with a loss of $9.8 million for the prior year. Performance Materials Adjusted Segment Operating Loss in 2019 was $5.8 million, compared to income of $6.9 million in the prior year. (See Tables A and B.) The primary drivers of the decline are consistent with those of the quarter, and were partially offset by the benefits of closing the Company’s Green Bay, Wisconsin plant.

The challenges in commodity-based markets like paper and carpet continue to mask the more positive performance of the Company’s smaller but more profitable Performance Materials business lines, including the Company’s coated fabrics and reinforcing resins business lines. The segment is continuing to execute its strategy of growing the profitable Performance Materials business lines while reducing exposure to less profitable business lines through reducing direct costs, repurposing assets, and reducing exposure in the segment’s most commoditized end markets.

Non-GAAP and other Financial Matters
Three Months Ended November 30, 2019
					Table A

(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$120.3	$48.9	$169.2	$—	$169.2

Segment Operating Profit / Corporate Expense	$16.9	$(9.5)	$7.4	$(24.3)	$(16.9)
Interest expense	—	—	—	(4.8)	(4.8)
Income (Loss) Before Income Taxes	$16.9	$(9.5)	$7.4	$(29.1)	$(21.7)
Management Excluded Items
Restructuring and severance	.1	—	.1	.1	.2
Acquisition and integration related expense	.3	—	.3	(.4)	(.1)
Merger transaction costs	—	—	—	4.0	4.0
Other financing costs	(.4)	—	(.4)	—	(.4)
Realized foreign currency translation losses	—	—	—	17.9	17.9
Asset impairment, facility closure costs and other	—	7.1	7.1	—	7.1
Subtotal for management excluded Items	—	7.1	7.1	21.6	28.7
Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$16.9	$(2.4)	$14.5	$(7.5)	$7.0
Income tax expense (25% rate)*					(1.8)
Adjusted Income (Loss)					$5.2
Adjusted Diluted Earnings Per Share from Adjusted Income					$0.11

*Income Tax rate is based on the Company's estimated normalized annual effective tax rate

Adjusted Segment Operating Profit as a % of sales	14.0%	(4.9)%	8.6%
Segment / Corporate Capital Expenditures	$5.9	$1.3	$7.2	$—	$7.2

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$16.9	$(2.4)	$14.5	$(7.5)	$7.0
Unallocated corporate interest expense	—	—	—	4.7	4.7
Segment / Consolidated Adjusted EBIT	16.9	(2.4)	14.5	(2.8)	11.7
Depreciation and amortization excluding accelerated depreciation	5.0	2.8	7.8	.2	8.0
Segment / Consolidated Adjusted EBITDA	$21.9	$0.4	$22.3	$(2.6)	$19.7

Adjusted EBITDA as a % of sales	18.2%	0.8%	13.2%		11.6%

Non-GAAP and other Financial Matters (Continued)
Three Months Ended November 30, 2018
					Table B

(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$127.6	$63.7	$191.3	$—	$191.3

Segment Operating Profit / Corporate Expense	$15.7	$(4.2)	$11.5	$(5.5)	$6.0
Interest expense	—	—	—	(4.9)	(4.9)
Income (Loss) Before Income Taxes	$15.7	$(4.2)	$11.5	$(10.4)	$1.1
Management Excluded Items
Restructuring and severance	—	.7	.7	.2	.9
Accelerated depreciation on production transfer	—	.7	.7	—	.7
Acquisition and integration related expense	1.9	.2	2.1	1.5	3.6
Gain on sale of assets	—	—	—	(.9)	(.9)
Asset impairment, facility closure costs and other	.2	4.5	4.7	—	4.7
Subtotal for management excluded Items	2.1	6.1	8.2	.8	9.0
Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$17.8	$1.9	$19.7	$(9.6)	$10.1
Income tax expense (25% rate)*					(2.5)
Adjusted Income (Loss)					$7.6
Adjusted Diluted Earnings Per Share from Adjusted Income					$0.17

*Income Tax rate is based on the Company's estimated normalized annual effective tax rate

Adjusted Segment Operating Profit as a % of sales	13.9%	3.0%	10.3%
Segment / Corporate Capital Expenditures	$8.1	$2.7	$10.8	$.2	$11.0

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$17.8	$1.9	$19.7	$(9.6)	$10.1
Unallocated corporate interest expense	—	—	—	4.9	4.9
Segment / Consolidated Adjusted EBIT	17.8	1.9	19.7	(4.7)	15.0
Depreciation and amortization excluding accelerated depreciation	4.6	2.6	7.2	—	7.2
Segment / Consolidated Adjusted EBITDA	$22.4	$4.5	$26.9	$(4.7)	$22.2

Adjusted EBITDA as a % of sales	17.6%	7.1%	14.1%		11.6%

Non-GAAP and other Financial Matters (Continued)
Twelve Months Ended November 30, 2019
					Table C

(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$513.0	$223.2	$736.2	$—	$736.2

Segment Operating Profit / Corporate Expense	$66.2	$(15.8)	$50.4	$(49.3)	$1.1
Interest expense	—	—	—	(20.0)	(20.0)
Income (Loss) Before Income Taxes	$66.2	$(15.8)	$50.4	$(69.3)	$(18.9)
Management Excluded Items
Restructuring and severance	.4	2.2	2.6	.3	2.9
Accelerated depreciation on production transfer	—	1.1	1.1	—	1.1
Operational improvements costs	—	—	—	.3	.3
Acquisition and integration related expense	.3	.4	.7	(.1)	.6
(Gain) on sale of assets	—	(4.4)	(4.4)	.2	(4.2)
Debt issuance costs write-off and additional interest	—	—	—	.2	.2
Merger transaction costs	—	—	—	9.4	9.4
Other financing costs	(.4)	—	(.4)	—	(.4)
Realized foreign currency translation losses	—	—	—	17.9	17.9
Asset impairment, facility closure costs and other	—	10.7	10.7	.1	10.8
Subtotal for Management Excluded Items	.3	10.0	10.3	28.3	38.6
Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$66.5	$(5.8)	$60.7	$(41.0)	$19.7
Tax expense (25% rate)*					(4.9)
Adjusted Income (Loss)					$14.8
Adjusted Diluted Earnings Per Share from Adjusted Income					$0.33

*Tax rate is based on the Company's estimated normalized annual effective tax rate

Adjusted Segment Operating Profit as a % of sales	13.0%	(2.6)%	8.2%
Segment / Corporate Capital Expenditures	$23.2	$8.2	$31.4	$1.7	$33.1

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$66.5	$(5.8)	$60.7	$(41.0)	$19.7
Unallocated corporate interest expense	—	—	—	20.0	20.0
Segment / Consolidated Adjusted EBIT	66.5	(5.8)	60.7	(21.0)	39.7
Depreciation and amortization excluding accelerated depreciation	19.6	10.3	29.9	.4	30.3
Segment / Consolidated Adjusted EBITDA	$86.1	$4.5	$90.6	$(20.6)	$70.0

Adjusted EBITDA as a % of sales	16.8%	2.0%	12.3%		9.5%

Non-GAAP and other Financial Matters (Continued)
Twelve Months Ended November 30, 2018
					Table D

(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$487.6	$282.2	$769.8	$—	$769.8

Segment Operating Profit / Corporate Expense	$70.7	$(9.8)	$60.9	$(27.1)	$33.8
Interest expense	—	—	—	(19.3)	(19.3)
Income (Loss) Before Income Taxes	70.7	(9.8)	60.9	(46.4)	14.5
Management Excluded Items
Restructuring and severance	.7	1.1	1.8	.9	2.7
Accelerated depreciation on production transfer	.1	1.1	1.2	—	1.2
Asset impairment, facility closure costs and other	1.1	14.3	15.4	.1	15.5
Environmental costs	—	.2	.2	—	.2
Gain on sale of assets	—	—	—	(.9)	(.9)
Deferred financing fees written-off	—	—	—	.8	.8
Acquisition and integration related expense	1.8	—	1.8	2.2	4.0
Subtotal for management excluded items	3.7	16.7	20.4	3.1	23.5
Adjusted Segment Operating Profit / Corporate Expense before Income Taxes	$74.4	$6.9	$81.3	$(43.3)	$38.0
Tax expense (25% rate)*					(9.5)
Adjusted Income					$28.5
Adjusted Diluted Earnings Per Share from Adjusted Income					$0.63

*Tax rate is based on the Company's estimated normalized annual effective tax rate

Adjusted Segment Operating Profit as a % of sales	15.3%	2.4%	10.6%
Segment / Corporate Capital Expenditures	$16.9	$6.0	$22.9	$.9	$23.8

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$74.4	$6.9	$81.3	$(43.3)	$38.0
Unallocated corporate interest expense	—	—	—	19.3	19.3
Segment / Consolidated Adjusted EBIT	74.4	6.9	81.3	(24.0)	57.3
Depreciation and amortization excluding accelerated depreciation	17.6	11.2	28.8	.2	29.0
Segment / Consolidated Adjusted EBITDA	$92.0	$18.1	$110.1	$(23.8)	$86.3

Adjusted EBITDA as a % of sales	18.9%	6.4%	14.3%		11.2%

 Shareholder Communications Pending the Merger

Pending its merger with Synthomer, the Company has suspended the distribution of earnings releases and has discontinued earnings teleconferences, and the Company’s shareholders should not rely on any existing forward-looking guidance or on the Company issuing any future forward-looking guidance. The Company currently expects to obtain all remaining antitrust and other regulatory approvals that are required for the completion of the merger in early 2020. However, the Company cannot guarantee when any such approvals will be obtained, or that they will be obtained at all. Please refer to the disclosures concerning risk factors relating to the consummation of the merger.

Forward Looking Statements

This Annual Report includes forward looking statements as defined by federal securities laws. Please refer to Item 1A. Risk Factors of this Report, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in Note L to the Consolidated Financial Statements, the Company’s Term Loan B, Senior Secured Revolving Credit Facility, and Eurodollar Revolving Loan bears interest at variable rates. The Company has $317.6 million of variable rate debt as of November 30, 2019. The weighted average effective interest rate of the Company’s outstanding debt was 5.48% for 2019. A hypothetical increase of 100 basis points would impact the Company’s interest expense on its variable rate debt by approximately $3.2 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has accumulated currency translation losses of $19.0 million as of November 30, 2019, which is included in accumulated other comprehensive income (loss).

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

Under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Management has determined that the Company’s internal control over financial reporting is effective as of November 30, 2019.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of OMNOVA Solutions Inc.

Opinion on Internal Control over Financial Reporting

We have audited OMNOVA Solutions Inc.’s internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, OMNOVA Solutions Inc. ("the Company") maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2019, and the related notes and our report dated January 31, 2020 expressed an unqualified opinion thereon.
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
January 31, 2020

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

January 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of OMNOVA Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OMNOVA Solutions Inc. ("the Company") as of November 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 31, 2020 expressed an unqualified opinion thereon.
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

Akron, Ohio
January 31, 2020

OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations

	Years Ended November 30,
	2019	2018	2017
	(Dollars and shares in millions, except per share data)
Net Sales	$736.2	$769.8	$783.1
Cost of goods sold (exclusive of depreciation)	560.0	579.1	582.3
Gross profit	176.2	190.7	200.8
Other Costs and Expenses:
Selling, general, and administrative	109.7	106.2	118.6
Depreciation and amortization	31.3	30.2	27.9
Asset impairments	7.8	13.5	32.9
(Gain) Loss on asset sales	(4.0)	(0.9)	0.4
Restructuring and severance	5.3	3.5	5.7
Realized foreign currency translation losses	17.9	—	—
Interest expense	20.0	19.3	21.5
Debt issuance costs write-off	0.2	0.8	—
Acquisition and integration related expense	10.1	4.1	0.3
Other (income) expense, net	(3.1)	(0.5)	(2.4)
Total Other Costs and Expenses	195.2	176.2	204.9
Income (loss) before income taxes	(19.0)	14.5	(4.1)
Income tax (expense) benefit	(3.4)	6.2	(83.7)
Net Income (loss)	$(22.4)	$20.7	$(87.8)

Net Income (Loss) Per Share - Basic and Diluted	$(0.50)	$0.46	$(1.98)

Weighted average shares outstanding - Basic	44.8	44.6	44.4
Weighted average shares outstanding - Diluted	44.8	44.9	44.4

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended November 30,
	2019	2018	2017
	(Dollars in millions)
Net income (loss)	$(22.4)	$20.7	$(87.8)

Components of other comprehensive income (loss):
Foreign currency translations:
Realized net change during the period	17.9	—	(6.3)
Unrealized net change during the period	(2.9)	(8.2)	8.9
Unrealized net change on intercompany foreign debt during the period	(1.3)	(1.1)	6.2
Tax effect	(0.1)	(0.2)	(2.3)
Foreign currency translations, net of tax	13.6	(9.5)	6.5

Post-retirement benefit plans:
Actuarial net gain (loss):
Net gain (loss) arising during period	(33.3)	8.4	2.6
Amortization of net loss included in net periodic benefit cost	3.3	4.5	3.9
Settlement charge	—	—	0.4
Prior service cost:
Prior service credit arising during period	(0.5)	—	(0.1)
Amortization of prior service credits included in net periodic benefit cost	—	0.1	—
Tax effect	0.5	(0.6)	(0.1)
Post-retirement benefit plans, net of tax	(30.0)	12.4	6.7
Other comprehensive income (loss), net of tax	(16.4)	2.9	13.2
Comprehensive income (loss)	$(38.8)	$23.6	$(74.6)

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Balance Sheets

	November 30,
	2019	2018
	(Dollars in millions, except share data)
ASSETS:
Current Assets
Cash and cash equivalents	$50.9	$54.1
Accounts receivable, net	90.4	112.1
Inventories, net	81.5	78.8
Prepaid expenses and other	8.3	8.0
Total Current Assets	231.1	253.0

Property, plant, and equipment, net	209.0	205.8
Intangible assets, net	41.0	53.5
Goodwill	69.4	70.9
Other non-current assets	5.6	6.0
Total Assets	$556.1	$589.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Short-term debt	$4.3	$4.2
Accounts payable	85.3	101.1
Accrued payroll and personal property taxes	17.8	15.5
Employee benefits	3.1	2.9
Other current liabilities	2.7	10.1
Total Current Liabilities	113.2	133.8

Long-term debt	322.8	318.7
Post-retirement benefits other than pensions	5.3	5.3
Pension liabilities	75.5	51.6
Deferred income taxes	10.9	13.4
Other non-current liabilities	7.5	8.8
Total Liabilities	535.2	531.6
Shareholders’ Equity
Preference stock - $1.00 par value; 15 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135 million shares authorized; 48.3 million shares issued as of November 30, 2019 and 2018, respectively	4.8	4.8
Additional contributed capital	348.6	345.9
Retained deficit	(168.3)	(145.4)
Treasury stock at cost - 3.5 million and 3.4 million shares as of November 30, 2019 and 2018, respectively	(25.4)	(25.3)
Accumulated other comprehensive loss	(138.8)	(122.4)
Total Shareholders’ Equity	20.9	57.6
Total Liabilities and Shareholders’ Equity	$556.1	$589.2

See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Shareholders’ Equity
for the Years Ended November 30, 2019, 2018, and 2017

	Number of Common Shares Outstanding	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars and shares in millions)
Balance December 1, 2016	45.1	$4.8	$341.0	$(74.3)	$(23.2)	$(138.5)	$109.8
Net income (loss)				(87.8)			(87.8)
Foreign currency translations (net of tax of $2.3 million)						6.5	6.5
Adjustment for accounting change				2.9			2.9
Post-retirement benefit plans (net of tax of $0.1 million)						6.7	6.7
Share-based compensation			2.5				2.5
Common shares withheld on employee taxes	(0.3)		(0.1)		(2.3)		(2.4)
Balance November 30, 2017	44.8	$4.8	$343.4	$(159.2)	$(25.5)	$(125.3)	$38.2
Net income (loss)				20.7			20.7
Foreign currency translations (net of tax of $0.2 million)						(9.5)	(9.5)
Adjustment for accounting change				(6.9)			(6.9)
Post-retirement benefit plans (net of tax of $0.6 million)						12.4	12.4
Share-based compensation			2.8				2.8
Other	0.1		(0.3)		0.2		(0.1)
Balance November 30, 2018	44.9	$4.8	$345.9	$(145.4)	$(25.3)	$(122.4)	$57.6
Net income (loss)				(22.4)			(22.4)
Foreign currency translations (net of tax of $0.1 million)						13.6	13.6
Adjustment for accounting change				(0.5)			(0.5)
Post-retirement benefit plans (net of tax of $0.5 million)						(30.0)	(30.0)
Share-based compensation			3.1				3.1
Other	(0.1)		(0.4)		(0.1)		(0.5)
Balance November 30, 2019	44.8	$4.8	$348.6	$(168.3)	$(25.4)	$(138.8)	$20.9
See notes to consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows

	Years Ended November 30,
	2019	2018	2017
	(Dollars in millions)
Operating Activities:
Net income (loss)	$(22.4)	$20.7	$(87.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on disposal of assets	(4.0)	(0.9)	0.4
Depreciation and amortization	31.3	30.2	27.9
Amortization and write-off of debt issuance costs	1.7	2.1	1.5
Asset impairments	7.8	13.5	32.9
Non-cash realized foreign currency translation losses	17.9	—	—
Non-cash stock compensation expense	2.0	2.8	1.9
Provision for uncollectible accounts	0.9	0.6	2.1
Provision for obsolete inventories	0.3	1.0	0.3
Deferred income taxes	(2.0)	(13.8)	77.1
Changes in operating assets and liabilities, net of effect from acquisitions and divestitures of businesses:
Accounts receivable	17.8	4.3	(13.9)
Inventories	(4.2)	4.1	(0.1)
Other current assets	0.2	4.9	8.0
Current liabilities	(6.5)	(0.7)	2.1
Other non-current assets	(18.6)	(2.5)	(8.3)
Other non-current liabilities	8.7	(3.3)	11.3
Contributions to defined benefit plan	(6.5)	(6.3)	(7.6)
Net Cash Provided By (Used In) Operating Activities	24.4	56.7	47.8
Investing Activities:
Capital expenditures	(33.1)	(23.8)	(25.1)
Proceeds from note receivable	—	—	3.8
Acquisition and disposal of businesses	(2.8)	(23.1)	(7.3)
Proceeds from sale of assets	5.6	0.9	—
Net Cash Provided By (Used In) Investing Activities	(30.3)	(46.0)	(28.6)
Financing Activities:
Proceeds from borrowings	392.7	24.3	—
Repayment of debt obligations	(390.0)	(66.2)	(4.2)
Payments for debt refinancing	—	(0.9)	—
Acquisition related contingent consideration payments	—	(0.4)	—
Other equity transactions	—	1.0	(0.2)
Employee tax withholdings related to redemption of common shares	(0.1)	(0.5)	(2.2)
Net Cash Provided By (Used In) Financing Activities	2.6	(42.7)	(6.6)
Effect of exchange rate changes on cash	0.1	(1.9)	3.4
Net Increase (Decrease) in Cash and Cash Equivalents	(3.2)	(33.9)	16.0
Cash and cash equivalents at beginning of period	54.1	88.0	72.0
Cash and Cash Equivalents at End of Period	$50.9	$54.1	$88.0

Supplemental Cash Flow Information:
Cash paid for:
Interest	$18.5	$17.8	$19.2
Income taxes	$8.7	$6.8	$4.5
 See notes to consolidated financial statements.

Note A—Pending Merger, Description of Business and Significant Accounting Policies

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
The proposed Merger has been unanimously approved by the respective Boards of Synthomer and the Company. At a special meeting of Synthomer’s shareholders on July 31, 2019, Synthomer received shareholder approval to, among other things, consummate the Merger. At a special meeting of OMNOVA's shareholders held on October 10, 2019, OMNOVA's shareholders voted to adopt the Merger Agreement. The closing of the Merger remains subject to the satisfaction of customary closing conditions, including receiving regulatory clearance for the transaction in certain non-U.S. jurisdictions. On January 15, 2020, the European Union informed Synthomer and the Company that it had cleared the transaction, subject to Synthomer's divestiture of a small Germany-based vinyl pyridine latex business. Approval by the Turkish regulator is still pending. The Company and Synthomer continue to target closing the transaction in early 2020.

Description of Business
The Company is a global innovator of performance enhancing chemistries and surfaces for a variety of commercial, industrial and residential end uses. The Company's products provide a variety of important functional and aesthetic benefits to hundreds of products that people use daily. The Company holds leading positions in key market categories, which have been built through innovative products, customized product solutions, strong technical expertise, well-established distribution channels, recognized brands, and long-standing customer relationships. The Company utilizes strategically-located manufacturing, technical and other facilities in North America, Europe, China, and Thailand to service the broad customer base. The Company has two business segments: Specialty Solutions, which is focused on the Company's higher growth specialty business lines, and Performance Materials, which is focused on the Company’s more mature business lines.
Specialty Solutions - The Specialty Solutions segment consists of three business lines: specialty coatings & ingredients, oil & gas, and laminates & films. The Specialty Solutions segment develops, designs, produces, and markets a broad line of specialty products for use in coatings, adhesives, sealants, elastomers, laminates, films, nonwovens, and oil & gas products. These products are used in numerous applications, including architectural and industrial coatings; nonwovens used in hygiene products, filtration and construction; drilling additives for oil and gas drilling, cementing and fracking; elastomeric modification of plastic casings and hoses used in household and industrial products and automobiles; tapes and adhesives; sports surfaces; textile finishes; commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; furnishings; manufactured housing; health care patient and common area furniture; and a variety of industrial films applications. The segment's products improve the performance of customers’ products, including stain, rust and aging resistance; surface modification; gloss; softness or hardness; dimensional stability; high heat and pressure tolerance; and binding and barrier (e.g., moisture, oil) properties.
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

Revenue Recognition - The Company recognizes revenues when control of the promised goods is transferred to customers, in an amount that reflects the consideration expected to be received in exchange for those goods in accordance with ASC 606. When recognizing revenue, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

Environmental Costs - The Company recognizes costs associated with managing hazardous substances and pollution in ongoing operations as incurred. The Company accrues for costs, on an undiscounted basis, associated with environmental remediation when it becomes probable that a liability has been incurred and the amount is estimable.

Research and Development Expense - Research and development costs were $18.2 million in 2019, $17.7 million in 2018, and $18.9 million in 2017. Our research and development costs relating to new products amounted to $6.2 million in 2019, $6.1 million in 2018, and $7.5 million in 2017, are charged to expense as incurred.

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

Foreign currency exchange contracts are used by the Company to manage risks from the change in exchange rates on cash payments between the Company's foreign subsidiaries. These forward contracts are used on a continuing basis for periods of less than one year, however these are not designated as cash flow hedges, consistent with the underlying hedged transactions. The hedging limits the impact of foreign exchange rate movements on the Company’s operating results. As of November 30, 2019, the notional amount of outstanding forward contracts was $16.6 million with a fair value less than $0.1 million. As of November 30, 2018, the notional amount of outstanding forward contracts was $16.5 million with a fair value of $0.1 million.

The Company does not enter into derivative instruments for trading or speculative purposes.

Accounts Receivable Allowance - The Company’s policy is to identify customers that are considered doubtful of collection based upon the customer’s financial condition, payment history, credit rating and other relevant factors; and reserves the portion of such accounts receivable for which collection does not appear likely. The allowance for doubtful accounts was $3.4 million and $3.3 million at November 30, 2019 and 2018, respectively. The Company does not charge interest to its customers on past due accounts receivable.

Inventories - Inventories valued using the last-in, first out ("LIFO") cost method are stated at lower of cost or market. All other Inventories are stated at the lower of cost or net realizable value. All U.S. produced inventory, which represents 47.2% of total inventory, is valued using the

LIFO method. The use of LIFO results in a better matching of costs and revenues for U.S. produced inventories. The remaining portions of inventories, which are located outside of the U.S., are valued using the first-in, first-out ("FIFO") or an average cost method. Inventory costs include raw materials, direct labor, indirect labor, utilities, depreciation, freight charges, purchasing costs, warehousing, and duty.

The Company’s policy is to maintain an inventory obsolescence reserve based upon specifically identified, discontinued, or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. A sudden and unexpected change in design trends and/or material preferences could impact the carrying value of the Company’s inventory and require the Company to increase its reserve for obsolescence. The reserve for inventory obsolescence was $6.1 million and $6.9 million at November 30, 2019 and 2018, respectively.

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

All of the Company’s long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized based on the difference between the estimated fair value of the asset or asset group and its carrying value. For further discussion on long-lived asset impairments, see Note D.

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

As a result of the Company's annual goodwill impairment tests during the fourth quarter of 2019 and 2018, no impairment charges were required. As part of its 2017 segment realignment, the Company allocated existing goodwill between two of its four reporting units based on their relative fair values. As a result, $66.3 million of goodwill was allocated to the Specialty Solutions segment and $19.6 million of goodwill was allocated to the Performance Materials segment. Subsequently, the Company updated its goodwill impairment analysis as of November 30, 2017, based upon a triggering event that resulted in the impairment of $19.6 million of goodwill associated with the Performance Materials segment.

The impairment test for indefinite lived intangible assets consists of comparing the fair value of the asset with its carrying value. The Company estimates the fair value of its indefinite lived intangible assets using a fair value model based on a market approach method or discounted future cash flows. If the carrying amounts exceed the estimated fair value, an impairment loss would be recognized in the amount of the excess. Key inputs used in determining the fair value of the trademarks/tradenames were expected future revenues and royalty rates, and accordingly, their fair value is impacted by selling prices, which for the Company is based in part on raw material costs. As of September 1, 2019, the Company performed its annual impairment test for indefinite lived intangible assets and determined that the carrying value of two individual tradenames within the Performance Materials segment were greater than their fair value and, accordingly, recorded an impairment of $7.8 million. A sensitivity analysis was performed by the Company on one of these tradenames and a hypothetical 100 basis point increase in the discount rate used to value this tradename would result in additional impairment of $0.6 million. The second tradename had no remaining fair value. Trademarks and tradenames continue to be important to the Company, and we continue to focus on long-term growth, however, if recent trends continue, the long-term assumptions relative to growth rates and profitability of the trademarks and tradenames may not be attained, which could result in additional impairment to one or more of the Company's trademarks and tradenames.

Estimating future cash flows requires significant judgments and assumptions by Management including sales, operating margins, royalty rates, discount rates, and future economic conditions. To the extent that we are not able to achieve these assumptions, impairment losses may occur.

Finite lived intangible assets, such as customer lists, patents, certain trademarks/tradenames, and licenses, are recorded at cost or estimated fair value when acquired as part of a business combination. Intangible assets with finite lives are amortized over their estimated useful lives with periods ranging from 3 to 53 years. Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred in 2019, 2018, or 2017.

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

Asset Retirement Obligations - The fair value of an asset retirement obligation is recorded when the Company has an unconditional legal obligation to perform an asset retirement activity and the amount of the obligation can be reasonably estimated. In assessing asset retirement obligations, the Company reviews the expected settlement dates or a range of estimated settlement dates, the expected method of settlement of the obligation, and other factors pertinent to the obligations. Asset retirement obligations are not material as of November 30, 2019 and 2018.

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

As a result of historical restructuring charges and impairments over the last few years, including a significant goodwill impairment recorded in the fourth quarter of 2017, the Company was in a U.S. jurisdiction three-year cumulative loss position for the three year period ending November 2017. For the three year period ended November 2019, the U.S. jurisdiction remains in a three-year cumulative loss position. Considering the weight of available positive and negative evidence, the Company does not believe the positive evidence (some of which is subjective) overcomes the negative objective evidence of a 3-year cumulative loss position. Therefore, the Company concludes that the valuation allowance should remain on its U.S. deferred tax assets as of November 30, 2019.

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

Capital Leases - Capital leases are initially recorded at the lower of fair market value or the present value of future minimum lease payments with a corresponding amount recognized in property, plant, and equipment. Depreciation on assets under capital leases is included in depreciation expense. The current portion of capital lease obligations are included in short-term debt and non-current capital lease obligations are included in long-term debt in our Consolidated Balance Sheets. The Company has two leased assets, land and the building for its corporate headquarters, which are classified as capital leases with a present value of minimum lease payments of $14.9 million as of November 30, 2019. The lease for the land commenced in November 2013 and expires January 2036 at which time the Company can acquire the land for a nominal amount. The lease for the building commenced in November 2014 and expires December 2033 at which time the Company will receive the building at no cost.

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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this ASU also allow only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic benefit cost in assets. The Company adopted ASU 2017-07 during the first quarter of fiscal year 2019. The Company elected to use the practical expedient to use amounts disclosed in the 2018 consolidated financial statements as an estimate for applying the retrospective presentation requirements. As a result, selling, general, and administrative expense ("SG&A") increased with an offsetting increase to other (income) expense of $2.0 million for 2018 and $1.5 million for 2017, respectively. Other than this reclassification, the adoption of ASU 2017-07 did not have an impact on the Company’s consolidated financial statements as of and for the year ended November 30, 2019.
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

The Company plans to adopt this standard, effective December 1, 2019, using this new transition method under ASU 2018-11.  The Company has elected to adopt the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward historical lease classification, assessment on whether a contract is or contains a lease, and initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect to combine lease and non-lease components and to not recognize lease assets or liabilities for leases with an initial term of 12 months or less. The Company has substantially completed the process of assessing the impact the adoption of this ASU will have on our consolidated financial statements. The Company has estimated the impact to be approximately $26.0 million recognized as total right-of-use assets and approximately $29.0 million for total lease liabilities on the consolidated balance sheet as of December 1, 2019. Other than this impact, it is not expected that the new standard will have a material impact on the remaining consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20) Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which allows employers that sponsor defined benefit pensions or other post-retirement plans to select modifications to the disclosure requirements, and includes clarification to the disclosure requirements regarding projected benefit obligations and accumulated benefit obligations. The ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures.
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

In December 2019, the FASB issued ASU-2019-02, Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740 in order to reduce the cost and complexity of its application. These changes include eliminations to the exceptions for (1) Intraperiod tax allocation, (2) Deferred tax liabilities related to outside basis differences, and (3) Year-to-date losses in interim periods. These changes will be applied on a prospective basis and although the ASU is not effective until fiscal years beginning after December 15, 2020, early adoption is permitted for periods where financial statements have not yet been issued. The Company is currently evaluating the potential impact on its consolidated financial statements and related disclosures.

Note B – Revenue Recognition

The Company recognizes revenues when control of the promised goods is transferred to customers, in an amount that reflects the consideration expected to be received in exchange for those goods in accordance with ASC 606. When recognizing revenue, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company considers confirmed customer purchase orders, which are typically governed by OMNOVA's standard terms and conditions or master sales agreements, to be the contracts, from an accounting perspective, with its customers. Under the Company's standard contract terms and conditions, the only performance obligation is the delivery of products and the performance obligation is satisfied at a point in time when the Company transfers control of the products to its customers. The Company may receive orders for products to be delivered over multiple dates that may extend across several reporting periods. The Company invoices its customers for each order and recognizes revenue for each distinct product upon shipment, once transfer of control has occurred. Payment terms used are standard for the industry and jurisdictions in which the Company operates. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment, to determine the net consideration to which the Company expects to receive. Discounts or rebates are specifically stated in customer contracts or invoices, and are recorded as a reduction of revenue in the period the related revenue is recognized. Rebates are estimated based on sales terms and past experience and typically are credited to customers based on achieving certain defined volume levels. The product price, as specified on the customer confirmed orders, is considered the standalone selling price. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The Company reviews material contracts to determine transfer of control based upon the business practices and legal requirements of each country.

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

There were no changes in amounts previously reported in the Company’s consolidated financial statements due to the adoption of ASC 606. The following table summarizes disaggregated net sales by geographic region and reportable segment for the year ended November 30, 2019:

	Americas	Asia	Europe	Total
Year ended November 30, 2019
Specialty Solutions	$289.8	$51.7	$171.5	$513.0
Performance Materials	138.4	56.2	28.6	223.2
Total net sales	$428.2	$107.9	$200.1	$736.2

Note C—Restructuring and Severance

The following table summarizes restructuring and severance charges for the years ended 2019, 2018, and 2017:

	November 30,
	2019	2018	2017
	(Dollars in Millions)
Severance Expense:
Specialty Solutions	$0.4	$0.7	$0.6
Performance Materials	2.2	1.1	1.7
Corporate	0.3	0.9	2.9
Total Severance Costs	$2.9	$2.7	$5.2
Facility Closure Costs:
Specialty Solutions	$—	$—	$—
Performance Materials	2.4	0.8	0.5
Total Facility Closure Costs	$2.4	$0.8	$0.5
Total Restructuring and Severance Costs	$5.3	$3.5	$5.7

Costs for restructuring plans are recognized as a component of restructuring and severance expense within the consolidated statements of operations. The Company initiated the following restructuring plans:

2018 Restructuring Plan

During the third quarter of fiscal 2018, the Company announced its plan to close its styrene butadiene manufacturing facility in Green Bay, Wisconsin, moving production to our Mogadore, Ohio facility. The Company incurred $4.3 million of restructuring and severance expenses in fiscal 2019 related to this plan. Total expense incurred to date for this plan is $6.1 million, all of which has been paid as of November 30, 2019. As of November 30, 2019, the plan was considered complete.

2017 Restructuring Plan

Restructuring and severance activities initiated in 2017 include the One OMNOVA initiative announced during the first quarter of 2017. The One OMNOVA initiative is focused on improving functional excellence in marketing, sales, operations, supply chain and technology, as well as various corporate functions. The plan is designed to reduce complexity and drive consistency across the global enterprise through a standardized, integrated business system. The Company incurred $1.0 million of restructuring and severance expense in fiscal 2019 related to this plan. Total expense incurred to date for this plan is $6.2 million, all of which has been paid as of November 30, 2019. As of November 30, 2019, the plan was considered complete.

2016 Restructuring Plan

Restructuring and severance activities initiated in 2016 included continued cost reduction and efficiency improvement actions, as well as a change in the Company’s CEO. For these activities, the Company has incurred and paid restructuring and severance costs of $7.6 million. As of November 30, 2018, the plan was considered complete.

The following table summarizes the Company’s liabilities related to restructuring and severance activities:

	Beginning Balance	Provision	Payments	Ending Balance November 30,
	(Dollars in millions)
2017	$4.2	$5.7	$7.7	$2.2
2018	2.2	3.5	4.6	1.1
2019	1.1	5.3	6.4	—

Note D—Asset Impairments and Sales of Businesses

During 2018, the Company's Board of Directors approved a plan to close the Green Bay, Wisconsin plant shifting styrene butadiene manufacturing to its production plant in Mogadore, Ohio. As a result, the Company determined that certain plant and equipment were impaired and recognized an impairment charge of $9.2 million, primarily in the Performance Materials segment, to write-down the asset group to fair value based on the market approach analysis. The asset groups' remaining fair value of $2.5 million were depreciated over the remaining estimated useful lives of the impacted assets and was primarily included in the Performance Materials segment operating results. The Company successfully completed the plant closure during 2019. Additionally, the Company sold the plant and equipment during 2019 for $4.9 million, recognizing a gain of $4.4 million. Also during 2018, the Company recognized other asset impairment charges of $2.7 million related to idled assets within the Performance Materials segment.

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

Note E—Income Taxes

The components of income (loss) before income taxes are as follows:

	Years Ended November 30,
	2019	2018	2017
	(Dollars in millions)
Income (Loss) Before Income Taxes:
U.S.	$(17.8)	$(2.0)	$(9.1)
Foreign	(1.2)	16.5	5.0
	$(19.0)	$14.5	$(4.1)

	Years Ended November 30,
	2019	2018	2017
	(Dollars in millions)
Income Tax (Expense) Benefit:
Current:
U.S. Federal	$(0.2)	$(0.1)	$(0.6)
U.S. State and Local	(0.1)	(0.2)	(0.1)
Foreign	(5.1)	(7.3)	(5.9)
	(5.4)	(7.6)	(6.6)
Deferred:
U.S. Federal	0.5	10.5	(72.6)
U.S. State and Local	0.6	(0.1)	(7.8)
Foreign	0.9	3.4	3.3
	2.0	13.8	(77.1)
Income Tax (Expense) Benefit	$(3.4)	$6.2	$(83.7)

	Years Ended November 30,
	2019	2018		2017
	(Dollars in millions)
Effective Income Tax (Expense) Benefit:
Tax at federal statutory rate	$4.0	$(3.2)		$1.4
Valuation allowances	16.6	5.5		(79.9)
U.S. legislative change	—	4.1		—
Foreign taxes at different rates	(3.1)	(0.5)		1.3
U.S. tax on foreign dividends	—	—		(0.4)
Non-deductible impairment	—	—		(6.9)
GILTI	(3.9)	—		—
Transition Tax	(5.8)	—		—
Executive stock compensation	(0.2)	0.2		0.3
Other permanent items	(0.1)	(0.2)		(0.1)
State and local taxes	0.5	(0.1)		(0.7)
Foreign withholding tax	(0.3)	(0.4)	`	(1.0)
Non-deductible restructuring costs	(0.5)	—		—
Taxable intercompany gains	(0.6)	—		—
Tax Credits	0.3	—		—
Liquidation recapture gain	(9.8)	—		—
Foreign non-deductible interest	(0.4)	(0.4)		(0.7)
French business tax	(0.5)	(0.6)		(0.5)
French legislation change	(0.1)	0.9		3.4
Non-taxable research and development	0.3	0.3		0.2
Tax equity adjustment	—	0.4		—
Other, net	0.2	0.2		(0.1)
Effective Income Tax (Expense) Benefit	$(3.4)	$6.2		$(83.7)

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Job Act (the “Tax Act”) was signed into law which, among other changes: reduced the U.S. corporate income tax rate effective January 1, 2018 from 35% to 21%; repealed the Alternative Minimum Tax (“AMT”); imposed a one-time transition tax on accumulated foreign earnings not previously subject to U.S. taxation; provides a U.S. federal tax exemption on future distributions of foreign earnings; and beginning in fiscal 2019, creates a new minimum tax on certain foreign-sourced earnings. The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. In accordance with U.S. GAAP, any potential impacts of GILTI can either be treated as a period expense in the period incurred or considered in the determination of the Company's deferred tax balances. The Company will account for GILTI in the year the tax is incurred as a period cost.

The Securities and Exchange Commission Staff Accounting Bulletin No.118 (“SAB 118”), provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. At November 30, 2018, the Company had provisionally estimated minimal income inclusion for the transition tax related to foreign earnings on which U.S. income taxes were previously deferred. Under SAB 118 guidance, the Company adjusted the income inclusion related to transition tax to $27.7 million. The change is a result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued. As of February 28, 2019, the Company completed the analysis of the impact of the Tax Act in accordance with the SAB 118 and there were no further impacts. The Company utilized existing net operating loss carryforwards to offset the income inclusion, and therefore had no cash taxes related to the transition tax during 2019.

For fiscal 2019, the Company’s income tax expense was $3.4 million on global pretax loss of $19.0 million. The Company's income tax expense was different than the statutory income tax rate primarily due to income in foreign jurisdictions with corresponding tax expense which was not offset by losses in the U.S. jurisdiction in which no tax benefit was recognized. In addition, during fiscal 2019, the Company liquidated a Luxembourg entity which resulted in a recapture gain of $9.8 million as net operating loss carryforwards were recaptured. This generated tax expense which was fully offset by tax benefits resulting from the release of a valuation allowance previously established for the net operating loss carryforward.

Deferred Income Taxes

	November 30,
	2019		2018
	(Dollars in millions)
	Assets	Liabilities	Assets	Liabilities
Accrued estimated costs	$5.5	$—	$5.7	$—
Inventory	6.3	—	6.1	—
Goodwill and intangible assets	—	8.4	—	11.2
Depreciation	—	18.9	—	12.4
Pension	18.0	—	12.6	—
NOLC’s and other carryforwards	26.1	—	37.3	—
Post-retirement employee benefits	2.5	—	2.3	—
Other	1.9	—	—	0.4
Valuation allowance	(43.5)	—	(53.2)	—
Deferred Income Taxes	$16.8	$27.3	$10.8	$24.0

A reconciliation of the beginning and ending deferred tax valuation allowance is as follows:

	Years Ended November 30,
	2019	2018	2017
	(Dollars in millions)
Beginning balance December 1	$53.2	$88.8	$14.1
Additions (Reductions) Charged to Expense	(16.8)	(32.2)	79.9
Additions (Reductions) Charged to Other Accounts	7.6	(2.9)	(2.6)
Reduction due to Entity Disposition	(0.2)	—	(3.9)
Foreign Currency Effects	(0.3)	(0.5)	1.3
Ending balance November 30	$43.5	$53.2	$88.8

At November 30, 2019, the Company has $70.2 million of U.S. federal net operating loss carryforwards (NOLC's), $8.1 million of U.S. federal capital loss carryforwards, $18.4 million of deductible interest expense carryforwards, $0.1 million of foreign tax credit carryforwards, $0.1 million of AMT credit carryforwards, and $82.1 million of state net operating loss carryforwards. As a result, cash tax payments in the U.S. are expected to be minimal for the foreseeable future. The Company utilized $5.4 million of federal net operating loss carryforward for the year ended November 30, 2019. The Company utilized approximately $16.0 million and $7.8 million of federal net operating loss carryforward for the years ended November 30, 2018 and 2017, respectively. The majority of the federal, state, and local NOLCs will expire in tax years 2023 through 2034 while the foreign tax credit carryforwards will expire in the tax years 2020 through 2022, and the capital loss will expire beginning in tax year 2022. The Company has a valuation allowance against the U.S. federal and state NOLC's, the U.S. federal capital loss carryforward, and the interest expense carryforward.

As of November 30, 2019, the Company had approximately $2.1 million of foreign NOLC's. The Company has recognized a valuation allowance against $1.9 million of the foreign NOLC's as the Company does not anticipate utilizing these carryforwards. Cash paid for income taxes in 2019, 2018, and 2017 was $8.7 million, $6.8 million, and $4.5 million, respectively, and related primarily to foreign income taxes.

Total unrecognized tax benefits are $0.6 million at both November 30, 2019 and 2018. There were minimal interest and penalties recognized in the consolidated balance sheet as of November 30, 2019. The total amount of interest and penalties recognized in the consolidated balance sheet was $0.2 million at November 30, 2018. There were minimal interest and penalties recognized in the consolidated balance sheet as of November 30, 2017. Of the total $0.6 million of unrecognized tax benefits at November 30, 2019, $0.3 million would, if recognized, impact the Company's effective tax rate. There was minimal amount of unrecognized tax benefits that impacted the Company's effective tax rate in 2019. No amount of unrecognized tax benefits impacted the Company's effective tax rate in 2018 or 2017.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties is as follows:

	Years Ended November 30,
	2019	2018	2017
	(Dollars in millions)
Beginning balance, December 1	$0.6	$0.3	$0.3
Increase based on tax positions related to current year	0.1	—	—
Increase due to acquisition	—	0.3	—
Reduction due to lapse of statute of limitations	(0.1)	—	—
Ending balance, November 30	$0.6	$0.6	$0.3

Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense. The Company recognized minimal income tax expense related to interest and penalties in 2019, 2018, and 2017.

With limited exceptions, the Company is no longer open to audit under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2014.

The Company has not provided for U.S. income taxes on undistributed earnings on certain of its non-U.S. subsidiaries as such amounts are considered permanently reinvested outside the U.S. As a result of the Tax Act, to the extent that foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability primarily attributable to withholding taxes may be creditable. However, based on the Company's policy of permanent reinvestment, it is not practicable to determine the income tax liability, if any, which would be payable if such earnings were not permanently reinvested. As of November 30, 2019, the non-U.S. subsidiaries have cumulative foreign retained earnings of $50.2 million.

Note F—Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	November 30,
	2019	2018
	(Dollars in millions)
Foreign currency translation adjustments	$(19.0)	$(32.6)
Employee benefit plans	(119.8)	(89.8)
Accumulated other comprehensive income (loss)	$(138.8)	$(122.4)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive income (loss):

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance November 30, 2016	$(29.6)	$(108.9)	$(138.5)

Other comprehensive income (loss) before reclassifications	12.8	2.7	15.5
Amounts reclassified from accumulated other comprehensive income (loss)	(6.3)	4.0	(2.3)
Balance November 30, 2017	$(23.1)	$(102.2)	$(125.3)

Other comprehensive income (loss) before reclassifications	(9.5)	8.1	(1.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.3	4.3
Balance November 30, 2018	$(32.6)	$(89.8)	$(122.4)

Other comprehensive income (loss) before reclassifications	(4.3)	(33.3)	(37.6)
Amounts reclassified from accumulated other comprehensive income (loss)	17.9	3.3	21.2
Balance November 30, 2019	$(19.0)	$(119.8)	$(138.8)

During the fourth quarter of fiscal 2019, the Company incurred $17.9 million of costs related to initiatives to lower its cost structure. These initiatives involved, among other things, the liquidation of several holding companies in Europe that resulted in the recognition of foreign currency translation losses in the Consolidated Statement of Operations.

Note G—Earnings Per Share

The following table summarizes the computation of earnings per common share and earnings per common share, assuming dilution:

	Years Ended November 30,
	2019	2018	2017
	(Dollars and shares in millions except per share data)
Numerator:
Net income (loss)	$(22.4)	$20.7	$(87.8)

Denominator for basic earnings per share - weighted average shares outstanding	44.8	44.6	44.4
Effect of dilutive securities	—	0.3	—
Denominator for dilutive earnings per share - adjusted weighted average shares and assumed conversions	44.8	44.9	44.4

Net income (loss) per share - Basic and Diluted	$(0.50)	$0.46	$(1.98)

Anti-dilutive share equivalents related to share-based incentive compensation are excluded from the computation of dilutive weighted-average shares. The calculation of diluted EPS excludes 0.9 million and 0.6 million share awards for 2019 and 2017 on the basis that their effect would be anti-dilutive. There were no anti-dilutive shares for 2018.

Note H—Accounts Receivable

The Company’s net accounts receivable was $90.4 million and $112.1 million at November 30, 2019 and 2018, respectively, and are generally unsecured. There was no single customer who represented more than 10% of the Company’s net trade receivables at November 30, 2019 or 2018.

The following table summarizes the Company's allowance for doubtful accounts:

	November 30,
	2019	2018	2017
	(Dollars in millions)
Balance at beginning of period	$3.3	$2.9	$0.8
Provision for bad debt	0.9	0.6	2.1
Write-offs	(0.8)	(0.3)	(0.1)
Reclassifications	—	—	—
Currency translation adjustment	—	0.1	0.1
Balance at end of period	$3.4	$3.3	$2.9

Note I—Inventories

The following table summarizes the Company's inventories:

	November 30,
	2019	2018
	(Dollars in millions)
Raw materials and supplies	$31.4	$35.0
Work-in-process	4.7	5.3
Finished goods	66.6	63.5
Inventories, gross	102.7	103.8
LIFO reserve	(15.1)	(18.1)
Obsolescence reserve	(6.1)	(6.9)
Inventories, net	$81.5	$78.8

Inventories valued using the last-in, first out ("LIFO") method, represented $48.4 million, or 47.2%, and $47.6 million, or 45.9%, of inventories at November 30, 2019 and 2018, respectively.

Note J—Property, Plant and Equipment, Net

The following table summarizes the Company's property, plant, and equipment, net:

	November 30,
	2019	2018
	(Dollars in millions)
Land	$21.9	$23.3
Building and improvements	134.7	145.8
Machinery and equipment	407.2	413.6
Construction in progress	20.5	19.1
	584.3	601.8
Accumulated depreciation	(375.3)	(396.0)
Property, Plant, and Equipment, Net	$209.0	$205.8

As of November 30, 2019, included in land and buildings and improvements are $3.0 million and $10.8 million (net of accumulated depreciation of $3.0 million), respectively, of assets under capital leases.

Depreciation expense was $26.9 million, $26.4 million, and $24.4 million in 2019, 2018, and 2017, respectively. Included in depreciation expense is $21.4 million, $20.8 million, and $19.2 million in 2019, 2018, and 2017, respectively, related to depreciation of manufacturing facilities and equipment.

As of November 30, 2019 and 2018, the Company had $4.3 million of unamortized software costs included in machinery and equipment, primarily related to an Enterprise Resource Planning (ERP) system. Depreciation expense of software costs was $2.5 million, $2.3 million, and $2.0 million in 2019, 2018, and 2017, respectively. The Company is depreciating these costs over five years.

Accelerated depreciation included in depreciation expense was $1.1 million, $1.2 million in fiscal 2019 and 2018, respectively and there was no accelerated depreciation in fiscal 2017. Accelerated depreciation relates to the Company's restructuring activities discussed in Note C of this annual report on Form 10-K.

Note K—Goodwill and Intangible Assets

Goodwill

The following table summarizes the Company's goodwill, which all relates to the Specialty Solutions segment:

	Total	Specialty Solutions	Performance Materials
	(Dollars in millions)
Balance November 30, 2017	$66.3	$66.3	$—
Acquisitions	6.4	6.4	—
Currency translation adjustment	(1.8)	(1.8)	—
Balance November 30, 2018	70.9	70.9	—
Currency translation adjustment	(1.5)	(1.5)	—
Balance November 30, 2019	$69.4	$69.4	$—

Intangible Assets

The following table summarizes the Company’s intangible assets:

	November 30, 2019		November 30, 2018		November 30, 2019
	Gross Carrying Amount	Accumulated Amortization / Impairment	Gross Carrying Amount	Accumulated Amortization / Impairment	Weighted Average Remaining Life
	(Dollars in millions)
Finite-lived intangible assets:
Patents	$19.9	$19.7	$20.2	$19.1	0.5
Trademarks	9.4	7.4	9.4	7.3	7.9
Technical know-how	6.9	5.0	6.9	4.7	6.1
Customer lists	33.8	23.0	34.6	20.7	3.8
Land use rights	5.7	0.9	5.8	0.8	15.9
Other	1.9	1.8	2.1	2.1	1.5
Sub-total	$77.6	$57.8	$79.0	$54.7	4.5
Indefinite lived intangible assets:
Trademarks	21.2	—	29.2	—	N/A
Total	$98.8	$57.8	$108.2	$54.7

Amortization expense for finite-lived intangible assets was $4.4 million, $3.8 million, and $3.5 million for the years ended November 30, 2019, 2018, and 2017, respectively. The Company impaired two trademarks during 2019 and one during 2018, and recognized impairment expense of $7.8 million and $1.5 million, respectively, within the results of operations for the Performance Materials segment. Reductions in forecasted revenues or royalty rates could result in additional trademark impairments.

The following table summarizes expected future annual amortization expense for the Company’s finite-lived intangible assets:

Year Ending November 30:	(Dollars in millions)
2020	$3.9
2021	3.7
2022	3.7
2023	3.3
2024	0.9
Thereafter	4.3
Total	$19.8

Note L—Debt and Credit Lines

Short-term debt consists of the following debt obligations that are due within the next twelve months:

	November 30,
	2019	2018
	(Dollars in millions)
$350 million Term Loan B, due 2023, current portion (interest at 5.03% and 5.55% respectively)	$3.5	$3.5
Capital lease obligations, current portion	0.8	0.7
Total	$4.3	$4.2

The Company’s long-term debt consists of the following:

	November 30,
	2019	2018
	(Dollars in millions)
$350 million Term Loan B, due 2023 (interest at 5.03% and 5.55% respectively)	$298.6	$302.1
Senior Secured Revolving Credit Facility, due 2021 (interest at 3.25% and 3.88% respectively)	19.0	12.0
Capital lease obligations	14.9	15.6
Gross debt	332.5	329.7
Less: current portion	(4.3)	(4.2)
Unamortized original issue discount	(1.7)	(2.1)
Debt issuance costs	(3.7)	(4.7)
Total long-term debt, net of current portion	$322.8	$318.7

The following table summarizes payments on long-term debt (excluding capital lease obligations) through maturity:

Year Ending November 30:	(Dollars in millions)
2020	$3.5
2021	22.5
2022	3.5
2023	288.1
Thereafter	—

The weighted-average interest rate on the Company’s short-term debt was 5.57% and 5.40% during 2019 and 2018, respectively.
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
Additionally, the Term Loan B originally provided for additional borrowings of the greater of $85.0 million or an amount based on a senior secured leverage ratio, as defined in the Term Loan B agreement, provided that certain requirements are met. The Term Loan B contains affirmative and negative covenants, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. The Term Loan B requires the Company to maintain a total net leverage ratio of less than 5.0 to 1.0. The Company is in compliance with this covenant with a total net leverage ratio of 4.0 to 1.0 at November 30, 2019.
On March 2, 2018, the Company amended its Term Loan B agreement. Primarily, the Term Loan amendment (1) reduces the margins for borrowings under the Term Loan Agreement by 100 basis points to 3.25% for Eurodollar rate loans and 2.25% for base rate loans and (2) permits the Company to request additional term loans or incremental equivalent debt borrowings (the “Additional Term Loans”) in a maximum aggregate amount equal to the greater of (a) $120.0 million (an increase from $85.0 million previously) and (b) an aggregate principal amount such that, on a pro forma basis (giving effect to any Additional Term Loans), the Company’s senior secured net debt leverage ratio will not exceed 5.0 to 1.0. The amendment also incorporated fallback provisions to address the phasing out of LIBOR, as discussed in more detail under Item 1A. Risk Factors of this Form 10-K.
Senior Secured Revolving Credit Facility
The Company also has a Senior Secured Revolving Credit Facility (the "Facility") with a potential availability of $90.0 million, which can be further increased up to $140.0 million subject to additional borrowing base assets and lender approval. The Facility matures on August 26, 2021. The Facility is secured by U.S. accounts receivable, inventory (collectively the “Eligible Borrowing Base”) and intangible assets. Availability under the Facility will fluctuate depending on the Eligible Borrowing Base and is determined by applying customary advance rates to the Eligible Borrowing Base. The Facility includes a $5.0 million sub-limit for the issuance of commercial and standby letters of credit and a $10.0 million sub-limit for swingline loans. Outstanding letters of credit on November 30, 2019 were $0.4 million. The Facility contains affirmative and negative covenants, similar to the Term Loan B, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25.0 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1.0 as defined in the agreement. Average excess availability is defined as the average daily amount available for borrowing under the Facility during the Company’s fiscal quarter. The Company was in compliance with this requirement as the average excess availability did not fall below $25.0 million during the fourth quarter of 2019.
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
At November 30, 2019, there was $19.0 million borrowed under the Facility and the amount available for borrowing was $32.1 million.
Eurodollar Revolving Loan
On May 31, 2018, the Company established a Eurodollar Revolving Loan (the "Revolver") with a potential availability of €16.0 million to provide additional liquidity and working capital flexibility in Europe. The terms of the Revolver are materially consistent with the Company's U.S. Facility, including the maturity date of August 26, 2021. The Company amended the Revolver effective June 14, 2019. Total borrowing capacity of the Revolver was increased from €16.0 million to €25.0 million. This Revolver contains a €9.0 million expansion feature the Company may exercise in the future to gain additional liquidity should secured collateral of accounts receivable increase. At November 30, 2019 there were no amounts borrowed under the Revolver and the amount available for borrowing under the Revolver was €19.0 million.
Other Debt

The Company maintains borrowing facilities at certain foreign subsidiaries, which consist of working capital credit lines and facilities for the issuance of letters of credit. As of November 30, 2019, total borrowing capacity for foreign working capital credit lines and letters of credit facilities were $12.1 million, of which all was available for utilization. These letters of credit support commitments made in the ordinary course of business.
Capital Lease Obligations
At November 30, 2019, the Company had assets under capital leases totaling $13.8 million, which are included in property, plant, and equipment in the accompanying Consolidated Balance Sheets.

The following is a schedule by year of future minimum lease payments for this capital lease together with the present value of the net minimum lease payments as of November 30, 2019.

Year Ending November 30:	(Dollars in millions)
2020	$1.5
2021	1.5
2022	1.4
2023	1.5
2024	1.5
Thereafter	13.6
Total minimum lease payments	21.0
Less: Amount representing estimated executory costs	(0.5)
Net minimum lease payments	20.5
Less: Amount representing interest	(5.6)
Present value of minimum lease payments	$14.9

Debt Issuance Costs and Original Issue Discounts

Debt issuance costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of debt issuance costs and original issue discounts is included as a component of interest expense and was $1.7 million, $1.3 million, and $1.5 million for 2019, 2018, and 2017, respectively. During the first quarter of 2018, the Company made a $40.0 million prepayment and determined this constituted a partial extinguishment of debt and such, wrote-off $0.8 million of debt issuance costs and original issue discounts.

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

Changes in benefit obligations and plan assets are as follows:

	2019	2018
	(Dollars in millions)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$259.5	$288.1
Service cost	2.9	2.6
Interest cost	10.2	9.0
Actuarial loss (gain)	34.7	(21.6)
Benefits and expenses paid net of retiree contributions	(17.8)	(18.1)
Exchange rate changes	(0.2)	(0.5)
Benefit Obligation at End of Year	289.3	259.5

Change in Plan Assets:
Fair value of plan assets at beginning of year	207.5	217.2
Actual return on assets	17.4	2.1
Employer contributions	6.5	6.3
Benefits and expenses paid	(18.3)	(18.1)
Fair Value of Plan Assets at End of Year	213.1	207.5
Funded Status at November 30	$(76.2)	$(52.0)
Amounts Recognized in the Consolidated Balance Sheets:
Current liability	$(0.7)	$(0.4)
Non-current liability	(75.5)	(51.6)
Net Amount Recognized	$(76.2)	$(52.0)

As of November 30, 2019 and 2018, the amounts included in Accumulated Other Comprehensive Income (Loss) that have not yet been recognized in net periodic benefit cost consist of:

	2019	2018
	(Dollars in millions)
Net actuarial loss	$(148.0)	$(119.7)
Prior service credit	$(0.5)	$—

The after-tax amount of unrecognized net actuarial loss at November 30, 2019 was $133.3 million. The estimated net loss for defined benefit plans that will be amortized from Accumulated Other Comprehensive Loss during 2020 is $6.5 million.

Net Periodic Benefit Cost

Net periodic benefit cost (income) consisted of the following for the years ended November 30:

	2019	2018	2017
	(Dollars in millions)
Net Periodic Benefit Cost:
Service costs for benefits earned	$2.9	$2.6	$2.8
Interest costs on benefit obligation	10.2	9.0	9.3
Assumed return on plan assets	(15.7)	(15.7)	(15.3)
Amortization of net loss	4.6	5.4	4.9
Curtailment and settlement (gain) loss	—	—	0.4
Total	$2.0	$1.3	$2.1

The Company made $6.5 million and $6.3 million in contributions to its plans during 2019 and 2018, respectively. The Company expects to make a contribution to its pension plans of $6.6 million in 2020. The Company anticipates pension expense to be approximately $1.2 million in 2020.

Future service benefits are frozen for all participants under the Company's U.S. defined benefit plan. All benefits earned by affected employees through the effective dates of the freezes have become fully vested with the affected employees eligible to receive benefits upon retirement, as described in the Plan document.

Estimated future benefit payments to retirees from the Company's pension plans are as follows: 2020 - $18.0 million, 2021 - $17.7 million, 2022 - $18.4 million, 2023 - $18.2 million, 2024 - $17.9 million, and 2025 - 2029 - $88.4 million.

Information regarding pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	2019	2018
	(Dollars in millions)
U.S. Pension Plans:
Projected benefit obligation	$275.5	$247.7
Accumulated benefit obligation	$275.5	$247.7
Fair value of plan assets	$212.5	$206.9
Non-U.S. Pension Plans:
Projected benefit obligation	$13.8	$11.8
Accumulated benefit obligation	$9.9	$8.6
Fair value of plan assets	$0.6	$0.6

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s defined benefit plans as of November 30, 2019 and 2018 were as follows:

	Pension Plans
	2019	2018
Weighted Average Assumptions:
Discount rate used for liability determination	3.07%	4.41%
Annual rates of salary increase (non-U.S. plans)	3.39%	3.35%

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s defined benefit plans as of November 30, 2019, 2018, and 2017 were as follows:

	Pension Plans
	2019	2018	2017
Weighted Average Assumptions:
Discount rate used for expense determination	4.41%	3.66%	4.12%
Assumed long-term rate of return on plan assets	7.68%	7.68%	7.68%
Annual rates of salary increase (non-U.S. plans)	3.35%	3.47%	3.44%

The discount rate used for the liability determination reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate used spot rates on a yield curve matching benefit payments to determine the weighted average discount rate that would be applied in determining the benefit obligation at November 30, 2019. The decrease in the discount rate used for liability determination in 2019 is primarily due to a downward shift in the yield curve. The increase in the discount rate used for expense determination in 2019 is due to a general increase in interest rates in the current economic environment. The assumed long-term rate of return on plan assets assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolios. The asset class return is developed using historical asset return performance, as well as current market conditions, such as inflation, interest rates, and equity market performance. The rate of compensation increase is based on management's estimates using historical experience and expected increases in rates.

Pension Plans Assets

The Company’s defined benefit plans are funded primarily through asset trusts or through general assets of the Company. The Company employs a total return on investments approach for its U.S. defined benefit pension plan assets. A mix of equity securities, fixed income securities, and collective trusts are used to maximize the long-term rate of return on assets for the level of acceptable risk. Asset allocation at November 30, 2019, target allocation for 2019, and expected long-term rate of return by asset category are as follows:

Asset Category	Target Allocation	Percentage of Plan Assets At November 30,
	2019	2019	2018
Equity securities	62%	56%	52%
Fixed income securities	19%	18%	16%
Collective trusts and other	19%	26%	32%
Total	100%	100%	100%

The following table summarizes, by level within the fair value hierarchy, the U.S. defined benefit plans’ assets at November 30, 2019 and November 30, 2018:

	Total	Level 1	Level 2	Level 3
2019		(Dollars in millions)
Money market funds	$0.1	$0.1	$—	$—
Registered investment companies:
Equity mutual funds	119.6	119.6	—	—
Fixed income mutual funds	37.9	37.9	—	—
Total registered investment companies	$157.6	$157.6	$—	$—
Collective trust funds:
Core property collective	27.6
Structured credit collective	26.1
Energy debt collective	1.3
Total collective trust funds measured at NAV	55.0
	$212.6

2018
Money market funds	$0.1	$0.1	$—	$—
Registered investment companies:
Equity mutual funds	108.4	108.4	—	—
Fixed income mutual funds	33.1	33.1	—	—
Total registered investment companies	$141.6	$141.6	$—	$—
Collective trust funds:
Core property collective	25.8
Structured credit collective	26.4
Energy debt collective	13.1
Total collective trust funds measured at NAV	65.3
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

A reconciliation of the beginning and ending Level 3 measurements is as follows:

Real Estate Partnerships
(Dollars in millions)
Balance November 30, 2017	$0.3
Redemptions	(0.2)
Unrealized net gains or losses included in funded status	(0.1)
Balance November 30, 2018	—
Redemptions	—
Realized net gains or losses included in funded status	—
Balance November 30, 2019	$—

The following table summarizes the Plan’s investments with a reported NAV, which are measured at NAV as a practical expedient to estimate fair value and are not classified in the fair value hierarchy as of November 30, 2019 and 2018:

	November 30,
	2019	2018
	(Dollars in millions)
SEI Structured Credit Collective Fund(a)	$26.1	$26.4
SEI Energy Debt Collective Investment Trust(b)	$1.3	$13.1
SEI Core Property Collective Investment Trust(c)	$27.6	$25.8

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

Defined Contribution Plans
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Contribution expense to this plan was approximately $2.5 million in 2019, $2.6 million in 2018, and $2.6 million in 2017. The defined contribution 401(k) plan contained approximately 0.6 million and 0.7 million of the Company's common shares at November 30, 2019 and November 30, 2018, respectively.

Health Care Plans
The Company provides retiree medical plans for certain retired U.S. employees of which there were 46 retired participants as of November 30, 2019. The plan is frozen to new participants. The plans generally provide for cost sharing in the form of retiree contributions, deductibles, and coinsurance between the Company and its retirees, and a fixed cost cap on the amount the Company pays annually to provide future retiree medical coverage. For 2019, the Company reduced its exposure to liability under these plans by fully insuring benefits for a significant number of plan participants. For the remaining participants, these post-retirement benefits are unfunded. All benefits were accrued by the date the employee become eligible for benefits. Retirees in certain other countries are provided similar benefits by plans sponsored by local governments.

Changes in benefit obligations are as follows:

	2019	2018
	(Dollars in millions)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$5.9	$6.9
Interest cost	0.2	0.2
Actuarial (gain) loss	0.4	(0.4)
Benefits paid net of retiree contributions	(0.6)	(0.8)
Benefit Obligation at End of Year	5.9	5.9

Change in Plan Assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	0.7	0.8
Benefits and expenses paid, net of retiree contributions	(0.7)	(0.8)
Fair Value of Plan Assets at End of Year	—	—
Funded Status at November 30	$(5.9)	$(5.9)

Amounts Recognized in the Consolidated Balance Sheets:
Current liability	(0.6)	(0.6)
Non-current liability	(5.3)	(5.3)
Net Amount Recognized	$(5.9)	$(5.9)

As of November 30, 2019 and 2018, the amounts included in Accumulated Other Comprehensive Income (Loss) that have not been recognized in net periodic benefit cost consist of:

	2019	2018
	(Dollars in millions)
Net actuarial gain	$8.6	$10.6
Prior service credit	$0.2	$—

The after-tax amount of unrecognized net actuarial gain at November 30, 2019 was $14.0 million. The estimated net gain for post-retirement health care plans that will be amortized from Accumulated Other Comprehensive Loss during 2020 is $0.8 million.

Net periodic benefit cost (income) consisted of the following for the years ended, November 30:

	2019	2018	2017
	(Dollars in millions)
Interest costs on benefit obligation	$0.2	$0.2	$0.2
Amortization of net gain	(1.3)	(0.9)	(1.0)
Total	$(1.1)	$(0.7)	$(0.8)

Estimated future benefit payments for the retiree health care plans are as follows:

Benefit Payments
(Dollars in millions)
2020	$0.6
2021	0.6
2022	0.5
2023	0.5
2024	0.5
2025 - 2029	2.0

The Company expects to record non-cash retiree medical health care reduction of expenses of approximately $0.6 million in 2020.

Assumptions

	2019	2018	2017
Weighted Average Assumptions:
Discount rate used for liability determination	3.00%	4.41%	3.62%
Discount rate used for expense determination	4.41%	3.62%	4.00%
Current health care cost trend rate assumed for the next year	6.60%	7.10%	7.60%
Ultimate trend rate for health care costs	4.50%	4.50%	4.50%
Year reached	2037	2037	2037

The discount rate reflects the current rate at which the retiree medical liabilities could be effectively settled at the end of the year. The discount rate used spot rates on a yield curve matching benefit payments to determine the weighted average discount rate that would be applied in determining the benefit obligation at November 30, 2019. Because the Company’s retiree health care benefits are capped, assumed health care cost trend rates have a minimal effect on the amounts reported for the retiree health care plans. A 1% increase or decrease in the current health care cost trend rate would have an impact of less than $0.1 million on net periodic cost and the benefit obligation.

Note N—Contingencies and Commitments

Legal Proceedings

China Customs Matter. In December 2019, the China Customs office in Shanghai notified the Company that it intended to issue a finding that the Company had previously used an incorrect customs code in connection with exports from China in respect of a small product line. As a result, the local Shanghai taxing authority may seek to recoup certain value added tax (“VAT”) refunds previously received by the Company in respect of the exported products. The Company intends to vigorously defend its position if a proceeding is initiated. As of November 30, 2019,  the Company does not have sufficient information to reasonably estimate the amount of possible recoupment of historical VAT refunds and related amounts which may be payable, if any. Accordingly, no provision related to this matter has been recorded in the Company’s consolidated financial statements as of November 30, 2019.

Other Matters. From time to time, the Company is subject to various claims, proceedings, and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property, and other matters. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change. Actual results may materially differ from the Company’s estimates and an unfavorable resolution of any matter could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company. However, subject to the above and taking into account such amounts, if any, as are accrued from time to time on the Company’s balance sheet, the Company does not believe, based on the information currently available to it, that the ultimate resolution of these matters will have a material effect on the consolidated financial condition, results of operations, or cash flows of the Company.

Leases

The Company leases certain facilities, machinery and equipment, and office buildings under long-term, non-cancelable operating leases. The leases generally provide for renewal options ranging from 5 to 20 years and require the Company to pay for utilities, insurance, taxes, and maintenance. Lease expense on operating leases was $5.7 million in 2019, $5.7 million in 2018, and $6.2 million in 2017. Future minimum commitments at November 30, 2019 for non-cancelable operating leases were $16.0 million with annual amounts of $4.2 million in 2020, $2.8 million in 2021, $2.3 million in 2022, $1.5 million in 2023, $0.8 million in 2024, and $4.4 million for leases thereafter.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheets as of November 30, 2019 and 2018 reflects reserves for environmental remediation of $1.4 million and $1.5 million, respectively. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the financial condition of the Company.

Collective Bargaining Agreements

At November 30, 2019, the Company employed approximately 1,850 employees at offices, plants, and other facilities located principally throughout the United States, France, China, Portugal and Thailand. Approximately 12% of the Company’s U.S. employees are covered by collective bargaining agreements of which approximately 20 employees are covered by agreements that expire within the next 12 months. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

Note O —Share-Based Compensation Plans
The Company provides compensation benefits to employees under the OMNOVA Solutions 2017 Equity Incentive Plan (the “Plan”), which was approved by shareholders on March 22, 2017. The Plan permits the Company to grant to officers, key employees and non-employee directors of the Company, incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan authorizes the issuance of Company common shares in the aggregate for (a) awards of options rights to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) restricted share units, or (e) appreciation rights. Shares granted under the Plan may be either newly issued shares or treasury shares or both. As of November 30, 2019, approximately 1.1 million Company common shares remained available for grants under the Plan. All options granted under the Plan are granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years.

During the year ended November 30, 2019, the Company granted performance share awards ("PSA's") to its executive officers. The PSA's provide recipients the right to receive the Company's common shares if specified performance goals, including a performance goal relative to peers, are met over a three fiscal year measurement period. Each grantee receives a target grant of PSA's, but may earn between 0% and 200% (or in the case of the Company's Chief Executive Officer, between 0% and 143%) of the target grant depending on the Company's performance against the stated performance goals. The estimated fair value of performance share units granted is based on the closing market price of the Company’s common shares at each reporting period and recorded based on achievement of target performance metrics.
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
A summary of the Company’s restricted share and restricted share units activity and related information for the years ended November 30, 2019, 2018, and 2017 are as follows:

	2019		2018		2017
	Share Awards & Units	Weighted Average Grant Date Fair Value	Share Awards & Units	Weighted Average Grant Date Fair Value	Share Awards & Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	1,350,314	$8.11	567,600	$7.08	1,008,150	$7.23
Granted	622,449	7.19	353,100	10.46	209,650	8.31
Vested	(227,645)	6.51	(198,350)	7.31	(615,450)	7.46
Forfeited	(32,622)	7.85	(32,502)	7.34	(34,750)	7.25
Non-vested at end of year	1,712,496	8.02	689,848	8.81	567,600	7.08

Compensation expense for all share-based payments included in general and administrative expense was $2.0 million, $2.8 million, and $1.9 million during 2019, 2018, and 2017, respectively.

As of November 30, 2019, there was $3.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements to be amortized over a weighted average remaining period of less than 2.0 years.

The Company also provides employees the opportunity to purchase Company common shares through payroll deductions under the OMNOVA Solutions Employee Share Purchase Plan (the "ESPP"). Under the ESPP, eligible employees receive a 15% discount from the trading value of common shares purchased. The purchase price for common shares purchased from the Company will be 85% of the closing price of the common shares on the New York Stock Exchange ("NYSE") on the investment date. Participants may contribute funds to the ESPP, not to exceed twenty-five thousand dollars in any calendar year. If a participant terminates his or her employment with the Company or its subsidiaries, the participant's participation will immediately terminate and the participant's account will be converted to a regular brokerage account. As of November 30, 2019 the amount of shares held by eligible participants through the ESPP was not material.

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

In 2019, segment operating profit for Specialty Solutions includes restructuring and severance charges of $0.4 million and acquisition integration related expense of $0.3 million, while Performance Materials segment operating profit includes restructuring and severance charges of $2.2 million, asset impairment and facility closure costs of $10.7 million, gain on sale of assets of $4.4 million, and accelerated depreciation of $1.1 million.

In 2018, segment operating profit for Specialty Solutions includes restructuring and severance charges of $0.7 million, and asset impairment and facility closure costs of $1.1 million, acquisition integration related expense of $1.8 million, and accelerated depreciation expense of $0.1 million while Performance Materials segment operating profit includes restructuring and severance charges of $1.1 million, asset impairment and facility closure costs of $14.3 million, accelerated depreciation of $1.1 million and environmental costs of $0.2 million.

In 2017, segment operating profit for Specialty Solutions includes restructuring and severance charges of $0.6 million, and asset impairment and facility closure costs and other of $0.3 million, while Performance Materials segment operating profit includes restructuring and severance charges of $1.7 million, asset impairment and facility closure costs of $33.6 million, and a reduction in environmental costs of $2.0 million.

The following table summarizes operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to income (loss) before income taxes:

	2019	2018	2017
	(Dollars in millions)
Net Sales
Specialty Solutions	$513.0	$487.6	$441.4
Performance Materials	223.2	282.2	341.7
Total Net Sales	$736.2	$769.8	$783.1
Segment Operating Profit
Specialty Solutions	$66.2	$70.7	$59.9
Performance Materials	(15.8)	(9.8)	(12.6)
Total segment operating profit	50.4	60.9	47.3
Interest expense	(20.0)	(19.3)	(21.5)
Corporate expenses	(21.1)	(24.0)	(24.5)
Realized foreign currency translation losses	(17.9)	—	—
Merger transaction costs	(9.4)	—	—
Corporate severance	(0.3)	(0.9)	(2.9)
Operational improvement costs	(0.3)	—	—
Asset impairments	(0.1)	(0.1)	(1.8)
Acquisition and integration related expense	0.1	(2.2)	(0.3)
Gain (loss) on sale of assets	(0.2)	0.9	—
Debt issuance costs write-off	(0.2)	(0.8)	—
Pension settlement	—	—	(0.4)
Income (Loss) Before Income Taxes	$(19.0)	$14.5	$(4.1)

	2019	2018	2017
	(Dollars in millions)
Capital Expenditures:
Specialty Solutions	$23.2	$16.9	$13.4
Performance Materials	8.2	6.0	10.9
Corporate	1.7	0.9	0.8
	$33.1	$23.8	$25.1
Depreciation and Amortization:
Specialty Solutions	$19.6	$17.6	$14.5
Performance Materials	11.3	12.4	11.4
Corporate	0.4	0.2	2.0
	$31.3	$30.2	$27.9

The Company does not disclose assets by business segment as the Chief Operating Decision Maker ("CODM"), its Chief Executive Officer ("CEO"), does not use this information to make decisions, assess performance or allocate resources by business segment.

GEOGRAPHIC INFORMATION

	2019	2018	2017
	(Dollars in millions)
Net Sales:
Americas	$428.2	$449.6	$481.7
Europe	200.1	164.0	141.4
Asia	107.9	156.2	160.0
	$736.2	$769.8	$783.1
Segment Operating Profit:
Americas	$28.7	$37.1	$38.4
Europe	15.0	18.6	17.4
Asia	6.7	5.2	(8.5)
	$50.4	$60.9	$47.3
Total Assets:
Americas	$237.7	$246.4	$313.5
Europe	233.5	261.1	205.9
Asia	84.9	81.7	93.4
	$556.1	$589.2	$612.8
Long-Lived Assets:
Americas	$124.1	$115.7	$124.7
Europe	57.8	61.1	49.8
Asia	27.1	29.0	34.4
	$209.0	$205.8	$208.9

Note Q—Financial Instruments and Fair Value Measurements
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and foreign currency rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable and notes receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer who represented more than 10% of the Company's consolidated net sales for the years ended November 30, 2019 and 2018. There was one Performance Materials' customer that represented approximately 10% of the Company’s consolidated net sales during the years ended November 30, 2017. There was no single customer who represented more than 10% of the Company’s net trade receivables at November 30, 2019 or 2018.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s $350.0 million Term Loan B, Senior Secured Revolving Credit Facility, and various foreign subsidiary borrowings, which bear interest at variable rates, approximating market interest rates. The Term Loan B has a LIBOR floor of 1.00%. As of November 30, 2019, the LIBOR rate applicable to the Term Loan B was 1.74%.
Foreign Currency Rate Risk
The Company incurs foreign currency risk on sales and purchases denominated in other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Great Britain Pound Sterling, Renminbi, and Thai Baht.
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries and U.S. Dollar cash holdings in foreign locations. These forward contracts are used on a continuing basis for periods of approximately thirty days, consistent with the underlying hedged transactions. Hedging limits the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased or sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Net losses on foreign currency contracts that were recorded in the Consolidated Statement of Operations, as a component of other income, were $0.2 million for the year ended November 30, 2019. Net gains on foreign currency contracts for the year ended November 30, 2018 were $1.0 million.
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
Level 2 inputs—Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3 inputs—Unobservable inputs that are not corroborated by market data.

The fair value of derivative financial instruments recognized in the Consolidated Statements of Financial Position are as follows:

	Notional Amount	Other Current Assets	Other Current Liabilities	Type of Hedge	Term
	(Dollars in millions)
Derivatives - November 30, 2019
Foreign currency exchange contracts	$16.6	$—	$—	Cash Flow	30 days
Total	$16.6	$—	$—

Derivatives - November 30, 2018
Foreign currency exchange contracts	$16.5	$0.1	$—	Cash Flow	30 days
Total	$16.5	$0.1	$—

Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The model uses Level 2 market observable inputs including currency spot prices. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of November 30, 2019 and November 30, 2018:

	Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
Fair Value Measurements - November 30, 2019
Financial Assets
Foreign currency exchange contracts	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—

Financial Liabilities
Contingent consideration	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

Fair Value Measurements - November 30, 2018
Financial Assets
Foreign currency exchange contracts	$0.1	$—	$0.1	$—
Total Assets	$0.1	$—	$0.1	$—

Financial Liabilities
Contingent Consideration	$0.6	$—	$—	$0.6
Total Liabilities	$0.6	$—	$—	$0.6

The following table summarizes changes in fair value of contingent consideration classified as Level 3:

(Dollars in millions)
Balance November 30, 2017	$1.0
Adjustments	0.1
Payments	(0.5)
Balance November 30, 2018	0.6
Adjustments	(0.6)
Balance November 30, 2019	$—

During fiscal year 2019 and 2018, the Company did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

The Company measures the fair value of its foreign exchange forward contracts using month-end currency spot prices.

In connection with the Creole acquisition, the Company recorded a contingent consideration liability with a fair value of $1.0 million as of November 30, 2017. As of November 30, 2019, this contingent consideration liability has expired. Changes in expected value are recognized in other income within the consolidated statements of operations. Under the contingent consideration agreement, the amounts to be paid are based upon actual financial results of the acquired product sales over a two-year period. The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis. There were no transfers into or out of Level 3 during 2019 or 2018.
The fair value of the Company’s Term Loan B at November 30, 2019 approximated $298.2 million, which is less than the book value of $298.6 million as a result of prevailing market rates on the Company’s debt. The fair value of the Term Loan B is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The carrying value of the Senior Secured Revolving Credit Facility approximates fair value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the cash flows to their present value.

Note R—Treasury Stock Purchases

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

The Company did not repurchase any shares during 2019 or 2018 under an approved plan. Pursuant to the Company's Merger Agreement with Synthomer, the Company is prohibited from executing share repurchases under the plan. Shares acquired during 2019 or 2018 resulted from common shares deemed surrendered by employees in connection with the Company’s equity compensation and benefit plans to satisfy employee income tax obligations upon vesting.

Note S—Acquisitions

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

The information included herein has been prepared based on the allocation of the purchase price using estimates of the fair value of assets acquired and liabilities assumed which were determined with the assistance of independent valuations using discounted cash flow and comparative market multiple approaches, quoted market prices and estimates made by management. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets and liabilities acquired are fully evaluated by the Company, not to exceed one year as permitted under ASC 805, Business Combinations.

The following table presents the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

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

OMNOVA SOLUTIONS INC.
 Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
2019	February 28	May 31	August 31	November 30
	(Dollars in millions, except per share amounts)
Net sales	$168.9	$205.7	$192.4	$169.2
Gross profit(1)(2)	36.9	48.8	46.3	44.2
Restructuring and severance	1.1	2.8	0.8	0.6
Foreign currency translation losses	—	—	—	17.9
(Gain) Loss on asset sales	—	—	(0.1)	(3.9)
Asset impairments and write-offs	—	—	1.0	6.8
Debt issuance costs write-off	—	—	0.2	—
Net income (loss)	(4.6)	5.6	0.3	(23.7)
Net (loss) income per share(3)
Basic	(0.10)	0.13	0.01	(0.54)
Diluted	(0.10)	0.12	0.01	(0.53)
Common stock price range per share - high	9.25	8.52	10.08	10.13
Common stock price range per share - low	6.28	5.77	5.48	10.05

	Three Months Ended
2018	February 28	May 31	August 31	November 30
	(Dollars in millions, except per share amounts)
Net sales	$178.7	$206.3	$193.6	$191.3
Gross profit(1)(2)	46.6	51.6	49.1	43.5
Restructuring and severance	1.3	0.2	0.3	1.7
(Gain) Loss on asset sales	—	—	—	(0.9)
Asset impairments and write-offs	—	0.4	9.2	3.9
Debt issuance costs write-off	0.8	—	—	—
Net income (loss)	7.3	8.4	(1.9)	6.9
Net income (loss) per basic and diluted share(3)	0.16	0.19	(0.04)	0.15
Common stock price range per share - high	11.60	11.90	10.80	10.70
Common stock price range per share - low	9.55	9.95	8.30	7.36

(1)
Gross profit excludes depreciation and amortization expense. Depreciation and amortization expense related to manufacturing facilities and equipment was $5.6 million, $5.4 million, $5.0 million, and $5.4 million for the three months ended February 28, 2019, May 31, 2019, August 31, 2019, and November 30, 2019 and $4.9 million, $5.0 million, $5.5 million, and $5.4 million for the three months ended February 28, 2018, May 31, 2018, August 31, 2018, and November 30, 2018, respectively.

(2)
Gross profit includes net LIFO inventory reserve adjustments of $0.8 million of expense, $0.6 million of expense, $1.2 million of expense, and $0.4 million of expense for the three months ended February 28, 2019, May 31, 2019, August 31, 2019 and November 30, 2019, respectively, and $0.8 million of expense, $1.5 million of expense, $0.9 million of income and $0.6 million of expense for the three months ended February 28, 2018, May 31, 2018, August 31, 2018, and November 30, 2018, respectively.

(3)	The sum of the quarterly earnings per share amounts may not equal the annual amount due to changes in the number of shares outstanding during the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or disagreements with the Company’s independent registered public accounting firm regarding accounting and financial disclosure matters during the two most recent years of the Company or during any period subsequent to the date of the Company’s most recent consolidated financial statements.

Item 9A.	Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2019, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its evaluation, management has determined that the Company’s disclosure controls and procedures are effective. Further, during the quarter ended November 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s annual report on the Company’s internal control over financial reporting and the attestation report of the Company’s independent registered public accounting firm are set forth in this report, respectively, and are incorporated herein by reference.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The below biographical information for OMNOVA's executive officers is given as of January 31, 2020. Except as otherwise indicated, each individual has held the same office during the preceding five-year period.

Anne P. Noonan, age 56, President and Chief Executive Officer of the Company as of December 1, 2016. Ms. Noonan served as President of the Performance Chemicals business from September 2014 to December 2016. Ms. Noonan joined OMNOVA from Chemtura Corporation, a global manufacturer of specialty chemicals that was formed from the 2005 merger of Great Lakes Chemical Corp. and Crompton Corp. She most recently served as Senior Vice President and President of Chemtura’s Industrial Engineered Products business from October 2013 until September 2014. Prior roles at Chemtura include Vice President, Strategic Business Development and President, Great Lakes Solutions from 2012 until 2013; President, Great Lakes Solutions from 2009 until 2012; Group President, Polymer Additives from 2007 until 2009; and Vice President & General Manager, Flame Retardants & Brominated Performance Products from 2005 until 2007. Ms. Noonan held several senior management positions at Great Lakes Chemical Corp. from 1987 until 2005, and began her career as an Analytical Research Chemist with McNeil Specialty Chemical Company and Squibb-Linson, Co. from 1985 until 1987.

Paul F. DeSantis, age 55, Senior Vice President and Chief Financial Officer; Treasurer since July 2014. Mr. DeSantis joined the Company from Bob Evans Farms, Inc., a restaurants owner/operator and packaged foods business, where he served as Chief Financial Officer from March 2011 until June 2014. Prior to Bob Evans Farms, he was Chief Financial Officer for A. Schulman, Inc., a leading global plastic compounding company, from 2006 until 2011. Previously, he served in senior finance roles for The Scotts-Miracle-Gro Co., a leading supplier of branded consumer products for lawn and garden care, from 1997 until 2006; and for the Kellogg Company, a manufacturer and marketer of ready-to-eat cereal and convenience foods, from 1993 until 1997.

James C. LeMay, age 63, Senior Vice President, Corporate Development; General Counsel since December 1, 2000. Previously, Mr. LeMay was Senior Vice President, Law and General Counsel of OMNOVA Solutions Inc. since its formation. Prior to the spin-off of OMNOVA Solutions in October 1999, Mr. LeMay served as Assistant General Counsel of GenCorp Inc.

Marshall D. Moore, age 55, Chief Technology Officer and Senior Vice President of Operations as of January 11, 2018. Mr. Moore served as Senior Vice President and Chief Technology Officer from January 2017 to January 2018 and served as Vice President, Technology and Innovation Excellence for Performance Chemicals from March 2015 to January 2017. Prior to joining OMNOVA, Mr. Moore served in a range of leadership roles at Chemtura Corporation including Director of Research & Development, Advocacy and Marketing from September 2008 to December of 2014, and Vice President of Quality and Process Excellence from July 2003 to August 2008.  Prior roles included Global Technology Director and Six Sigma Master Black Belt at GE Specialty Chemicals from February 2000 to July 2003, and Global Product Design Leader at GE Plastics from to 1996 to 2000.

Michael A. Quinn, age 56, Senior Vice President and Chief Human Resources Officer since October 2013. Prior to joining OMNOVA, Mr. Quinn spent 28 years in human resources positions with high technology, manufacturing, and service companies. Most recently, Mr. Quinn had served since January 2009 as Vice President, Human Resources for the Specialty Diagnostics Group of Thermo Fisher Scientific (the world leader in serving science through products and services that help customers solve complex analytical challenges, improve patient diagnostics, and increase laboratory productivity). Previously, Mr. Quinn had served as Vice President, Talent Management and Development for Thermo Fisher Scientific since June 2007. Before joining Thermo Fisher Scientific, Mr. Quinn spent four years as Director, Talent Acquisition and Development for the Integrated Defense Systems business of Raytheon Company (a leading defense and aerospace company).

The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected.

The information required by this item is set forth in the following sections of OMNOVA’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be held March 20, 2020 (the “2020 Proxy Statement”) and these sections are incorporated herein by reference:

•	“Nominees for election at this Annual Meeting”

•	“Continuing directors not up for election”

•	“Ownership of OMNOVA Equity Securities - Section 16(a) beneficial ownership reporting compliance”

•	“Corporate Governance Documents - Business Conduct Policies (Code of Ethics)”

•	“Audit Matters - Audit committee independence and financial experts”

OMNOVA expects to file the 2020 Proxy Statement with the SEC on or before February 8, 2020. Any amendment to, or waiver from a provision of, the Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, or any other executive officer or director, will be promptly disclosed on its website (www.omnova.com) as required by laws, rules and regulations of the SEC.

Item 11.	Executive Compensation

The information required by this item is set forth in the following sections of the 2020 Proxy Statement and these sections are incorporated herein by reference:

•	“Compensation Discussion & Analysis”

•	“Compensation of Executive Officers”

•	“Compensation & Organization Committee Report”

•	“Corporate Governance and the Board - Risk management - Oversight of compensation practices and risks”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is set forth in the section captioned “Ownership of OMNOVA Equity Securities” of the 2020 Proxy Statement and is incorporated herein by reference.

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

The following table sets forth certain information as of November 30, 2019 concerning those plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average grant date fair value of options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	1,712,496	$8.02	1,064,733
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,712,496	$8.02	1,064,733

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information required by this item is set forth in the following sections of the 2020 Proxy Statement and these sections are incorporated herein by reference:

•	“Corporate Governance and the Board - Director independence”

•	“Corporate Governance and the Board - Related-party transactions”

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the section captioned “Audit Matters” of the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

The following consolidated financial statements of OMNOVA Solutions Inc. are included in Item 8:

Consolidated Statements of Operations for the years ended November 30, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2019, 2018, and 2017
Consolidated Balance Sheets at November 30, 2019 and 2018
Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the years ended November 30, 2019, 2018, and 2017
Notes to Consolidated Financial Statements

(a)(2) Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either presented in the Company's consolidated financial statements or are not required under the related instructions or are inapplicable and therefore have been omitted.

EXHIBIT INDEX
(a)(3) Exhibits

Exhibit	Description
PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION
2.1
Agreement and Plan of Merger, dated July 3, 2019 among Synthomer plc, Spirit USA Holding Inc.,Synthomer USA LLC, and OMNOVA Solutions Inc. (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K, filed July 3, 2019 (File No. 1-15147)).

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

10.8†
OMNOVA Solutions Second Amended and Restated Corporate Officers Severance Plan, effective April 8, 2019 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2019 (File No. 1-15147)).

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

101
Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104	Inline XBRL for the Cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

OMNOVA Solutions Inc.
Date:	January 31, 2020
		By	/s/ Anne P. Noonan
Anne P. Noonan President and Chief Executive Officer and Director (Principal Executive Officer)

		By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer)

		By	/s/ Donald B. McMillan
Donald B. McMillan Vice President, Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman and Director	January 31, 2020
William R. Seelbach

*	Director	January 31, 2020
D. J. D’Antoni

*	Director	January 31, 2020
Janet Plaut Giesselman

*	Director	January 31, 2020
Joseph M. Gingo

*	Director	January 31, 2020
Michael J. Merriman

*	Director	January 31, 2020
James A. Mitarotonda

*	Director	January 31, 2020
Steven W. Percy

*	Director	January 31, 2020
Larry B. Porcellato

*	Director	January 31, 2020
Allan R. Rothwell

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ James C. LeMay		January 31, 2020
James C. LeMay