Form 10-K/A
period 2019-11-30
OMNOVA SOLUTIONS INC
filed 2020-03-27
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Registrant’s telephone number, including area code 216 682-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value 10¢ per share	OMN	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
 As of March 24, 2020, there were 44,924,407 outstanding Common Shares of the Company’s $0.10 par value.

EXPLANATORY NOTE
On July 3, 2019, OMNOVA Solutions Inc. (referenced in this document as “OMNOVA,” “our company,” the “Company,” “we,” “us,” and “our”) announced it had entered into an Agreement and Plan of Merger with Synthomer plc ("Synthomer"), Spirit USA Holdings Inc., and Synthomer USA LLC, pursuant to which the Company would merge with and into Spirit USA Holdings Inc., a wholly-owned subsidiary of Synthomer, subject to shareholder and regulatory approvals and other customary conditions (the "Transaction"). As of the date of this filing, all conditions to the Transaction have been satisfied or are capable of being satisfied at closing. Accordingly, OMNOVA anticipates that the Transaction will be consummated on or about April 1, 2020 and, accordingly, no annual meeting of OMNOVA shareholders and associated solicitation of proxies will occur for 2020.
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) is being filed to (i) remove the section for Documents Incorporated by Reference on the cover page; (ii) replace Part III, Items 10 through 14; and (iii) add 3 exhibits to Item 15 and update Item 15 of the Company’s Annual Report on Form 10-K for the period ended November 30, 2019 as filed on January 31, 2020 (the “Original Filing”). The Company’s Annual Report, as so amended, is referred to herein as the “2019 Form 10-K”. Except as otherwise stated above, no other information contained in the Original Filing has been updated by this Amendment No. 1.
This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing.
Exhibits 31.1a and 31.2a hereto have been provided with respect to and in light of the disclosure being amended.

OMNOVA SOLUTIONS INC.
Annual Report on Form 10-K
For the Year Ended November 30, 2019

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

	David J. D'Antoni
Age:	75
Director since:	2003
Director class:	Class II (expiring 2022)
OMNOVA Committees:	Nominating & Corporate Governance Committee
	Safety, Health, Environmental & Security Committee
Other public boards:	Compass Minerals International, Inc.	NYSE	since 2004
	State Auto Financial Corporation	NASDAQ	1995-2017
Mr. D’Antoni served as the Senior Vice President (from 1988) and Group Operating Officer (from 1999) of Ashland Inc., a specialty chemicals, energy, and transportation construction company, until his retirement in 2004. Prior to that, Mr. D'Antoni served as President of Ashland Paving and Construction, Inc. and as President of Ashland Chemical Company.
Mr. D’Antoni’s experience as a senior executive at Ashland and his service with the boards of public companies provides him with valuable chemicals industry and leadership experience. He brings significant knowledge in the areas of corporate governance; acquisitions and divestitures; environmental, health, and safety matters; operations; purchasing; and sales. Mr. D’Antoni has been recognized as an NACD Fellow, the National Association of Corporate Directors' highest level of credentialing for public company directors.

Janet Plaut Giessleman
Age:	65
Director since:	2015
Director class:	Class I (expiring 2021)
OMNOVA Committees:	Compensation & Organization Committee (Chair)
Executive Committee
Other public boards:	Avicanna Inc.	TSX	since 2019
	Twin Disc, Inc.	NASDAQ	since 2015
	Ag Growth International, Inc.	TSX	since 2013
Ms. Giesselman is the retired President and General Manager of Dow Oil & Gas, a business unit of The Dow Chemical Company, a global manufacturer of agriculture, energy, specialty and commodity chemicals. From 2001 to 2010, she held numerous senior leadership positions throughout the organization and across geographies. Before joining Dow, Ms. Giesselman held various leadership positions in sales, marketing, and strategic planning with Rohm & Hass Company, a specialty and performance materials company. Currently, Ms. Giessleman is an independent consultant focusing on strategic planning and execution for companies with international growth objectives.
Ms. Giesselman brings to the board significant leadership experience as a senior executive at Dow, as well as service on the board of directors of several publicly traded companies. She brings critical insights into the specialty chemicals industry, and in particular experience in the Company’s strategic growth markets, such as oil and gas, and several of its mature markets. She has extensive knowledge in the areas of corporate compensation; governance; international business; strategy; acquisitions and divestitures; sales and marketing; environmental, health and safety matters; regulatory matters; and operations.

	Joseph M. Gingo
Age:	75
Director since:	2015
Director class:	Class III (expiring 2020)
OMNOVA Committees:	Audit Committee
	Safety, Health, Environmental & Security Committee
Other public boards:	A. Schulman, Inc.	NASDAQ	2000-2018
	OM Group, Inc.	NYSE	2015 only
Mr. Gingo is the retired Chairman, President, and Chief Executive Officer of A. Schulman, Inc., a specialty chemicals company. Mr. Gingo served as A. Schulman’s Chairman from 2008 until the Company’s sale in August 2018, and as its President and Chief Executive Officer from 2016 to 2018 (having previously served in these roles from 2008 to 2014). Prior to working at A. Schulman, Mr. Gingo was employed with the Goodyear Tire & Rubber Company for over 40 years in a variety of executive, senior management, and innovation and product management roles.
Mr. Gingo brings to the Board extensive business and leadership experience as the former Chairman, President, and Chief Executive Officer of A. Schulman, which was a publicly-traded company. Mr. Gingo has significant knowledge and expertise in the areas of general management, operations and strategy, as well as significant experience providing leadership in industrial and manufacturing companies.

Michael J. Merriman
Age:	63
Director since:	2008
Director class:	Class III (expiring 2020)
OMNOVA Committees:	Nominating & Corporate Governance Committee (Chair)
Compensation & Organization Committee
Executive Committee
Other public boards:	Nordson Corporation	NASDAQ	since 2008
	Regis Corporation	NYSE	since 2011
	Invacare Corporation	NYSE	2014-2018
Mr. Merriman served as an Advisor for Resilience Capital Partners LLC, a leading private equity firm investing across a range of industries, from 2008 until 2017. From 2006 through 2007, Mr. Merriman was the Chief Executive Officer of The Lamson & Sessions Co., a manufacturer of thermoplastic conduit, fittings, and electrical switch and outlet boxes. Previously, Mr. Merriman was Chief Financial Officer of American Greetings Corporation, a consumer products company, from 2005 to 2006. Prior to that, from 1995 until 2004, he was the President and Chief Executive Officer of Royal Appliance Mfg. Co. / Dirt Devil Inc.
Mr. Merriman’s prior experience as chief executive officer and chief financial officer of two public companies, his service on the boards of several public companies, as well as his experience at Resilience, provides him with valuable experience and significant knowledge in the areas of executive management, strategy, corporate governance, acquisitions and divestitures, finance and financial reporting, and investor relations.

James A. Mitarotonda
Age:	65
Director since:	2015
Director class:	Class III (expiring 2020)
OMNOVA Committees:	Nominating & Corporate Governance Committee
Compensation & Organization Committee
Other public boards:	The Eastern Company	NYSE	since 2015
	Avon Products Inc.	NYSE	2018-2020
	A. Schulman Inc.	NASDAQ	2005-2018
	Barington/Hilco Acquisition Corp.	NYSE	2014-2018
	Pep Boys - Manny, Moe and Jack	NYSE	2006-2016
	Ebix, Inc.	NASDAQ	2014-2015
Mr. Mitarotonda has been the Chairman of the Board, President, and Chief Executive Officer of Barington Capital Group, L.P., an investment firm, since 1991, and of Barington Companies Investors, LLC, the general partner of a value-oriented activist investment fund, since 1999. Barington and its affiliates have extensive experience investing in industrial and specialty chemicals companies, including Ameron International, Stewart & Stevenson Services, Griffon Corporation, Gerber Scientific, The Eastern Company, Spartech Corporation, and A. Schulman, Inc.
Mr. Mitarotonda brings to the Board extensive public company director experience; financial, investment banking and corporate governance expertise; executive leadership experience as a chief executive officer; and experience investing in industrial and specialty chemical companies.

	Anne P. Noonan
Age:	56
Director since:	2016
Director class:	Class I (expiring 2021)
Other public boards:	CF Industries Inc.	NYSE	since 2015

Ms. Noonan became the President and Chief Executive Officer of OMNOVA Solutions Inc. in December 2016. Ms. Noonan joined OMNOVA in September 2014 as its President, Performance Chemicals. Prior to OMNOVA, Ms. Noonan spent 27 years with Chemtura Corporation, a global manufacturer of specialty chemicals. She most recently served as the Senior Vice President and President of Chemtura’s Industrial Engineered Products business from 2013 to 2014, and its Vice President of Strategic Business Development and President of its Great Lakes Solutions division, each from 2010 to 2013. During her tenure with Chemtura, Ms. Noonan held leadership roles across a wide range of disciplines, from strategic marketing to product development and innovation, to mergers and acquisitions and general management.
Ms. Noonan brings extensive management and operating experience, a deep understanding of the Company’s business, customers, and markets, and over thirty years of experience in the specialty chemicals industry to the Board. She provides the Board with a direct line of sight into the Company’s industry, customers, markets, operations, management team, strategic position, and actions to advance long-term shareholder value.

	Steven W. Percy
Age:	73
Director since:	1999
Director class:	Class II (expiring 2022)
OMNOVA Committees:	Audit Committee (Chair)
	Executive Committee
Other public boards:	Wavefront Technology Solutions, Inc.	TSX	2003-2018

Prior to his retirement in 1999, Mr. Percy had been the Chairman and Chief Executive Officer of BP America Inc., an international energy company, since 1996. Over a twenty-three year career with BP, he held leadership positions of increasing responsibility in the United States and Europe, including as chief executive of BP Finance International and BP Oil. From July 2012 to June 2013, Mr. Percy served as the Interim Dean of the Monte Ahuja College of Business at Cleveland State University.
As Chairman and Chief Executive Officer of BP America and chief executive of BP Finance International, Mr. Percy developed significant knowledge of the industries in which OMNOVA operates and key OMNOVA growth markets; accounting and financial expertise; and valuable experience in general management and environmental, health, and safety matters. His role as Dean of the Monte Ahuja College of Business exposed him to cutting edge business management practices. The Board of Directors has determined that Mr. Percy is an "audit committee financial expert" as defined by the Securities and Exchange Commission.

	Larry B. Porcellato
Age:	61
Director since:	2008
Director class:	Class I (expiring 2021)
OMNOVA Committees:	Safety, Health, Environmental & Security Committee (Chair)
	Executive Committee
Other public boards:	HNI Corporation	NYSE	since 2004

Mr. Porcellato is a director and the Chairman of the Board of HNI Corporation, a global manufacturer of officer furniture. From 2009 to 2014, Mr. Porcellato was the Chief Executive Officer of The Homax Group, Inc., a worldwide leader in the design, manufacture, and marketing of do-it-yourself, construction, and specialty coatings products. From 2002 to 2007, he was the Chief Executive Officer of ICI Paints North America, a division of Imperial Chemical Industries PLC, and from 2000 to 2002 was Executive Vice President and General Manager, ICI Paint Stores, North America. Previously, he held executive and leadership roles with Stanley Mechanics Tools and Rubbermaid Incorporated.
Mr. Porcellato’s experience as the Chief Executive Officer of The Homax Group, Inc. and ICI Paints North America, as well as his service on the boards of public companies, has provided him valuable experience in manufacturing and distribution; industrial and specialty coatings; and significant knowledge and expertise in the areas of strategy, general management and finance, accounting and financial reporting.

	Allan R. Rothwell
Age:	72
Director since:	2010
Director class:	Class II (expiring 2022)
OMNOVA Committees:	Audit Committee
	Safety, Health, Environmental & Security Committee
Other public boards:	Compass Minerals International, Inc.	NYSE	since 2006

In 2006, Mr. Rothwell retired as Executive Vice President of Eastman Chemical Company, a global manufacturer and distributor of chemicals, fibers, and plastics. From 2002 until his retirement, Mr. Rothwell also served as President of Eastman’s Voridian division. During his career with Eastman, Mr. Rothwell held a variety of executive and senior management roles, including as Chief Financial Officer and President of various divisions.
Mr. Rothwell’s prior experience as a senior executive officer of Eastman Chemical Company and his service with public company boards provides him with valuable chemicals industry experience and significant knowledge and expertise in the areas of general management; strategic planning; sales; finance; international business; and acquisitions and divestitures. The Board of Directors has determined that Mr. Rothwell is an "audit committee financial expert" as defined by the Securities and Exchange Commission.

William R. Seelbach
Age:	71
Director since:	2002
Director class:	Class III (expiring 2020)
OMNOVA Committees:	Nominating & Corporate Governance Committee
Compensation & Organization Committee
Executive Committee (Chair)

Mr. Seelbach is the Chairman of OMNOVA’s Board of Directors. Since 2007, Mr. Seelbach has been an Operating Partner and now a Senior Advisor with the Riverside Company, the world's largest private equity firm focused on investing in companies at the smaller end of the middle market, and a Senior Managing Director of FODIS, a consulting firm for privately owned businesses, since 2014. Previously, Mr. Seelbach was the President and Chief Executive Officer of the Ohio Aerospace Institute, a technology-focused research and development organization, from 2003 through 2006. Prior to that, he was the President of Brush Engineered Materials, Inc., now known as Materion Corporation, a manufacturer of high performance engineered materials, and held various executive roles with Brush Wellman, Inc., from 1998 to 2002. Mr. Seelbach was also the Chairman and Chief Executive Officer of Inverness Partners, a limited liability company engaged in acquiring and operating Midwestern manufacturing companies, and a Partner with McKinsey & Co.
Mr. Seelbach’s prior experience as a public company executive officer and director, as well as his experience at Riverside, FODIS, Inverness Partners, and McKinsey, provides him with valuable experience and significant knowledge in the areas of executive management; strategy; operations; corporate governance; acquisitions and divestitures; and finance.

Information about our Executive Officers
The below biographical information for OMNOVA's executive officers is given as of the date hereof. The Company’s executive officers generally hold terms of office of one year and/or until their successors are elected. Except as otherwise indicated, each individual has held the same office during the preceding five-year period.
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

Delinquent Section 16(a) Reports
OMNOVA’s directors, executive officers, and beneficial owners of more than 10% of any class of equity securities of OMNOVA are required to report their ownership and certain changes in ownership of OMNOVA equity securities to the Securities and Exchange Commission. The Securities and Exchange Commission has established certain due dates and requirements for these reports. Based solely on a review of copies of such reports furnished to OMNOVA or written representations that no other reports were required, OMNOVA knows of no director or executive officer who failed to timely file any report required to be filed for the 2019 fiscal year, except for a Form 4 reporting shares withheld for taxes upon the vesting of restricted shares for Marshall Moore on June 21, 2019 that was inadvertently filed late due to technical error.
Business Conduct Policies (Code of Ethics)
OMNOVA employees and directors are held to the standards set forth in the OMNOVA Solutions Business Conduct Policies, a code of ethics adopted by the Company, which covers a variety of subjects including sales practices, conflicts of interests, insider trading, financial reporting, mutual respect, environmental compliance, and compliance with laws. Only the Board is authorized to waive any provision of the Policies for OMNOVA’s executive officers or directors, and any waiver granted to executive officers or directors is promptly disclosed on OMNOVA’s website. No such waivers were applied for or granted during the 2019 fiscal year. OMNOVA’s Business Conduct Policies (Code of Ethics) is available on OMNOVA’s website: www.omnova.com. A copy will be delivered, free of charge, to any shareholder who contacts OMNOVA’s Corporate Secretary in writing at 25435 Harvard Road, Beachwood, Ohio 44122.
Director Nomination Procedures
There have been no material changes to the procedures by which security holders may recommend nominees to OMNOVA’s Board of Directors since the Company filed its most recent Definitive Proxy Statement with the Securities and Exchange Commission on September 9, 2019. The proxy statement is available at the website maintained by the SEC at www.sec.gov.
Audit Committee
The Board of Directors of the Company maintains a standing Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. Steven W. Percy (Chair), Joseph M. Gingo, and Allan R. Rothwell are the committee’s members. The Board of Directors of the Company has determined that Messrs. Percy and Rothwell each qualify as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and all members of the committee are “independent” as that term is defined in Section 303A.02 of the Listed Company Manual of the New York Stock Exchange and Rule 10A-3(b) of the Exchange Act. The committee meets regularly during the year and reports on its activities and decisions to the full Board.

Item 11. Executive Compensation.

Compensation & Organization Committee Report
The Compensation & Organization Committee has reviewed and discussed with management the Compensation Discussion & Analysis set forth below and, based on this review and discussion, has recommended to the Board the inclusion of the Compensation Discussion & Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.
By: The Compensation & Organization Committee of the OMNOVA Board of Directors
Janet Plaut Giesselman, Chair
Michael J. Merriman
James A. Mitarotonda
William R. Seelbach

Compensation Discussion & Analysis
This Compensation Discussion & Analysis (“CD&A”) provides an overview of OMNOVA’s executive compensation philosophy and practices, and the factors considered by the Compensation & Organization Committee (the “Committee”) in granting and delivering executive compensation for the 2019 fiscal year. This CD&A focuses on the five individuals identified below (the “Named Executive Officers”).

Name	Current Title	Year Hired / Promoted
Anne P. Noonan	President and Chief Executive Officer	2016
Paul F. DeSantis	Senior Vice President and Chief Financial Officer; Treasurer	2014
James C. LeMay	Senior Vice President, Corporate Development; General Counsel	2000
Marshall D. Moore	Chief Technology Officer and Senior Vice President, Operations	2018
Michael A. Quinn	Senior Vice President and Chief Human Resources Officer	2013
Compensation philosophy
OMNOVA operates in highly competitive markets. To grow the business and compete on a global scale, the Company must successfully recruit, reward, and retain talented business leaders, and they, in turn, must perform for the Company and successfully drive its strategy. To that end, the Committee pursues a pay-for-performance compensation philosophy that is aligned with the interest of OMNOVA shareholders in sustainable, long-term, profitable growth.
The Committee believes this philosophy is best implemented through a compensation program that:

•	establishes a clear and direct connection between the short-term and long-term performance of the Company and the form and amount compensation paid to executives;

•	is market-competitive and reasonable; and

•	attracts and retains high-caliber executives who can contribute to the Company’s success.
Making compensation decisions
Executive compensation determinations for the Named Executive Officers are made exclusively by the Committee. The Chief Executive Officer attends Committee meetings and provides information and input about the pay levels and performance of the Named Executive Officers reporting to her, but she plays no role in setting her own compensation. The Committee regularly meets in executive session, during which no member of management is present, to discuss the compensation recommendations and approve pay actions for the executive officers.
1. Evaluation of pay practices and consideration of “say on pay”
In consultation with the Committee’s independent compensation consultant, Pay Governance LLC, the Committee periodically reviews the Company’s compensation program, practices, and governance, and considers adjustments in light of the changing legal and regulatory landscape and emerging best practices. Additionally, members of management, including senior executives, regularly meet with significant institutional shareholders of OMNOVA and share any feedback received concerning the Company’s compensation program with the Committee. During 2019, representatives of OMNOVA met with representatives of shareholders holding approximately 40% of OMNOVA’s outstanding shares.
Additionally, the Committee considers the results of the annual advisory vote on Named Executive Officer compensation held for the benefit of OMNOVA’s shareholders at every annual shareholder meeting. At the annual shareholder meeting held in 2019, approximately 95% of the votes cast were in favor of the Company’s “say-on-pay” proposal. The Committee believes this reflects significant shareholder support for the compensation program and the compensation philosophy of the Committee. Based on shareholder feedback and the results of voting for the 2018 “say on pay” proposal, the overall compensation program for fiscal 2019 was structured to be consistent with prior programs.

2. Market competitiveness and peer group
The Committee seeks to deliver target compensation opportunities for Named Executive Officers that are generally at or near the 50th percentile of “total compensation” for executives having a similar scope of responsibilities within the Company’s compensation peer group and across the market. In reaching the 50th percentile of total compensation, the Committee emphasizes long-term and performance-based compensation, while seeking to maintain market-median base salaries.
Approximately every three years, the Committee, with the support of Pay Governance LLC, engages in a formal, comprehensive review of the Company’s compensation program, practices, and governance. These comprehensive reviews are supplemented with (1) periodic reviews of executive compensation against broad-based third-party survey data, (2) ad hoc reviews of peer and industry compensation data when positions are being filled, and (3) periodic updates on emerging best practices and trends.
In preparation for 2019 compensation decisions, the Committee conducted a supplemental compensation program review in late 2018. From that review, the Committee made adjustments to executive compensation, described on the following pages, designed to bring the total compensation for each Named Executive Officer within a reasonable range (±10%) of the applicable median.
The Committee also considered changes to the Company’s compensation peer group, evaluating potential peers based on their products, customers, end markets, market capitalization, and company size, and whether OMNOVA competes with the current or potential peer for executive talent. For fiscal 2019, the Committee considered the following companies to be OMNOVA’s compensation peer group (ranked in order of annual revenue): Koppers Holdings Inc.; Ferro Corporation; AdvanSix Inc.; Innospec Inc.; Materion Corporation; GCP Applied Technologies Inc.; Schweitzer-Maudit International, Inc.; Neenah, Inc.; Albany International Corp; Quaker Chemical Corporation; P. H. Glatfelter Company; Innophos Holdings, Inc.; Lydall, Inc.; Balchem Corporation; Myers Industries, Inc.; Hawkins, Inc.; American Vanguard Corporation; Raven Industries, Inc.; LSB Industries; CSW Industrials; and Trecora Resources.
3. Committee independence, interlocks, and insider participation
The members of the Committee are Janet Plaut Giesselman (Chair), Michael J. Merriman, James A. Mitarotonda, and William R. Seelbach, each of whom is an independent director under the general standards of director independence set by the New York Stock Exchange and its heightened independence standards for directors serving on a compensation committee. No member of the Committee is currently, or during the 2019 fiscal year was formerly, an officer or employee of OMNOVA or any of its subsidiaries or affiliates. During the 2019 fiscal year, no member of the Committee had a relationship that is required to be disclosed under Securities and Exchange Commission rules regarding related-party transactions. During the 2019 fiscal year, none of OMNOVA’s executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the OMNOVA Board or the Committee.
4. Compensation recovery policy
The Board maintains a compensation recovery policy which is overseen and enforced by the Committee. The policy provides that in the event of a publicly-disclosed financial restatement, the Company could recover any incentive compensation paid to executives to the extent that such compensation would not otherwise have been paid had incentive compensation been calculated on the basis of the restated financial results. The policy does not require that any Named Executive Officer be personally at fault or have committed fraud to trigger the recovery right. The policy also includes a right to recover incentive compensation from a Named Executive Officer if the officer breaches the Company’s Business Conduct Policies and that breach is directly responsible for a fine, penalty, or judgment being imposed on the Company. Recovery under the policy is generally limited to incentive compensation paid in the thirty six months prior to the circumstances giving rise to the right of recovery. The Committee has full discretion to determine whether recovery rights should be enforced, and the amount of such recovery, based on applicable facts and circumstances.
5. Committee discretion
In evaluating the Company’s performance against established performance objectives, the Committee retains the discretion to include or exclude certain gains and losses that relate to unanticipated events and circumstances. The Committee maintains guidelines for the categories of gains and losses that it considers reasonable for inclusion or exclusion in calculating performance. The Committee believes this approach is consistent with the Committee’s responsibility to: (1) ensure that Named Executive Officers take strategic actions in the long-term interests of the Company and its shareholders without concern for any personal, negative financial implications of those actions; (2) ensure that the Named Executive Officers are not provided with an incentive to engage in unnecessarily risky actions that will increase personal, short-term economic gain at the risk of long-term shareholder value; and (3) ensure that the Named Executive Officers are not unfairly penalized, nor receive an unexpected windfall, for taking such actions. The Committee also retains the discretion to adjust the amount of incentive compensation paid, when appropriate, to reflect individual performance.
6. Definitions of certain goals and metrics
For the purposes of this CD&A:

•
Earnings Before Interest and Taxes (“EBIT”) means Consolidated Adjusted EBIT as reported by management in the GAAP to non-GAAP reconciliation tables it presents in its quarterly earnings release, excluding inventory revaluations and reserve adjustments relating to the Company’s last-in-first-out inventory method (non-GAAP measure).

•
Earnings per share (“EPS”) means Adjusted Diluted Earnings per Share from Continuing Operations as reported by management in the GAAP to non-GAAP reconciliation tables it presents in its quarterly earnings release. With respect to the 2017-2019 performance shares, the program was established before U.S. tax reform was approved in late 2017. Accordingly, for purposes of determining the outcome of the 2017-2019 performance shares program, the Committee applied the same tax rate used to calculate Adjusted Diluted Earnings per Share for 2017 (a flat rate of 30%) when calculating Adjusted Diluted Earnings per Share for 2018 and 2019 (non-GAAP measure).

•
Return on Invested Capital (“ROIC”) means Adjusted Net Operating Profit After Taxes as reported by management in the GAAP to non-GAAP reconciliation tables presented in its quarterly earnings release, divided by the sum of total shareholders equity and debt (non-GAAP measure).

•
Relative Total Shareholder Return (“Relative TSR”) means the change in the Company’s average common share price during a performance measurement period, ranked against the change in the common share price of each company within the Company’s comparison group during the same period. Average common share price means: (1) at the beginning of the performance period, the average common share price of OMNOVA or a comparison company during the thirty-trading days immediately preceding the start of the performance measurement period; and (2) at the end of the performance period, the average common share price of OMNOVA or a comparison company during the last thirty-trading days of the period. The Company’s comparison group is comprised of companies that, at the beginning of the period, were included in the Russell 3000 and were identified as belonging to the “Materials” industry and the “Chemicals” industry subgroup under the Global Industry Classification System.

•
Weighted Working Capital Days means the sum of the weighted monthly working capital days for the fiscal year. Monthly working capital days are (1) net accounts receivable divided by the trailing 90 days’ net sales, plus (2) net inventory excluding LIFO divided by the trailing 90 days’ cost of goods sold, less (3) trade accounts payable divided by the trailing 90 days’ cost of goods sold. The weight (for each month) is 3.33% for the first quarter, 6.66% for the second quarter, 10% for the third quarter, and 13.33% for the fourth quarter (totaling 100% for the fiscal year). The sum of the results for each of the monthly calculations will result in the Weighted Working Capital Days for the fiscal year (non-GAAP measure).

Key compensation components
Each year the Committee evaluates the mix of compensation components that the Chief Executive Officer and the other Named Executive Officers could receive by achieving target performance across all compensation components. The mix is set by reviewing competitive market pay data for executive officers having similar roles to each Named Executive Officer, and considers factors such as individual performance, skills and experience, and tenure in role. The Committee’s preference is for the compensation mix to emphasize performance-based opportunities. The subsequent pages describe the key components of compensation for the Named Executive Officers for the 2019 fiscal year.
Base salary
Generally, the Committee seeks to maintain base salaries for the Named Executive Officers within a reasonable range of the market median for executive officers having similar responsibilities with comparable companies. The Committee reviews the salaries of the Named Executive Officers every year and updates them when it deems appropriate.
At her promotion to President and Chief Executive Officer, the Board of Directors set Ms. Noonan’s base salary at $640,000, approximately 81% of the base salary of OMNOVA’s prior Chief Executive Officer and approximately 76% of the median base salary for a chief executive officer in the Company’s then-current compensation peer group. In 2018, the Board adjusted Ms. Noonan’s base salary to $710,000, bringing her salary to approximately 84% of the median base salary for a chief executive officer in the Company’s compensation peer group. In light of the Company’s strong performance and growth over her three years as CEO, the Company’s financial performance during fiscal 2018, and her strong leadership in executing the Company’s strategy, the Committee determined to increase Ms. Noonan’s base salary for fiscal 2019 to $800,000, 100% of the median base salary for a chief executive officer in the Company’s compensation peer group.
The Committee also approved an increase to Mr. Moore’s base salary at the beginning of fiscal 2019 from $320,000 to $345,000, in light of the significant increase in his global technology and operational responsibilities for the Company during the past two years. Lastly, the Committee approved market-comparable base salary increases between 2% and 4% for the Named Executive Officers other than Ms. Noonan and Mr. Moore.
Annual incentives
All Named Executive Officers participate in OMNOVA’s Annual Incentive Plan, a performance-based cash incentive program.
1. Opportunities
Generally, the Committee sets annual incentive payment opportunities to reflect the market’s and the compensation peer group’s target annual incentive payment levels for similarly situated executives, so that below-target performance results in below-median annual incentive payouts (approximately the 25th percentile at threshold performance), and above-target performance results in above-median annual incentive payouts (approximately the 75th percentile at maximum performance).
For the 2019 annual incentive, the Committee maintained annual incentive opportunity levels for the Named Executive Officers at 2018 levels. The Named Executive Officers (other than Ms. Noonan) were eligible for an annual incentive opportunity ranging from 30% of base salary at threshold performance to 120% of base salary at maximum performance, with target performance set at 60% of base salary. Ms. Noonan was eligible for an annual incentive opportunity ranging from 50% of her base salary at threshold performance to 200% of her base salary at maximum performance, with target performance set at 100% of her base salary.
2. Metrics
Annual incentive payments are earned based on the Company’s achievement against objectives tied to short-term financial and strategic metrics established by the Committee. The annual incentives for 2019 required achievement against two metrics: (1) EBIT and (2) Weighted Working Capital Days. Additionally, the Committee established an individual performance objective for Ms. Noonan based on her delivery against strategic objectives. Procedurally, the strategic objectives are proposed by Ms. Noonan, reviewed and commented upon by the Committee and the full Board, and approved by the Committee when establishing each year’s annual incentive program. Generally, Ms. Noonan’s strategic objectives focus on operational performance, business planning and strategic execution, and leadership and organizational development (including culture).
Ms. Noonan’s performance objectives for 2019 were: (1) EBIT, weighted at 70%; (2) Weighted Working Capital Days, weighted at 10%; and (3) achievement of Strategic Objectives, weighted at 20%. The performance objectives for the other Named Executive Officers were (1) EBIT, weighted at 80% and (2) Weighted Working Capital Days, weighted at 20%.
3. Objectives
In establishing performance objectives for each performance metric, the Committee sets a target level of performance, a threshold level of performance (under which no incentive payment can earned) and a maximum level of performance (over which no greater incentive payment can be earned). Achieving target performance against all performance objectives results in a payment of the target performance opportunity. Additionally, the Committee establishes a “circuit breaker,” which prohibits any payout under the annual incentive plan if threshold performance is not achieved against the EBIT performance objective. The financial value of Ms. Noonan’s Strategic Objectives metric is also linked to EBIT performance—if the Company’s EBIT performance does not exceed target, Ms. Noonan’s payout for performance on the Strategic Objectives cannot exceed a target-level payout, regardless of Ms. Noonan’s actual performance against the Strategic Objectives metric.
4. Outcome
Because the Company’s EBIT performance fell below the threshold objective, the “circuit breaker” for the plan was triggered, and no annual incentive was achieved or paid to any Named Executive Officer for 2019.
Performance shares
Named Executive Officers are eligible to receive performance shares, an element of total long-term compensation, through the OMNOVA 2017 Equity Incentive Plan. The Committee grants performance shares to the Named Executive Officers to link a significant portion of compensation to the Company’s achievement of long-term objectives relating directly to the creation of long-term value for the Company’s shareholders. Performance shares are book-entry units that track the price of OMNOVA common shares. The shares vest, if at all, after a three-year performance period, based on the Company’s achievement against metrics and objectives set by the Committee at the beginning of the period.
1. 2017-2019 Performance Shares
In February 2017, the Committee authorized a three-year performance share program, covering a measurement period beginning December 1, 2016 and ending November 30, 2019 (the “2017-2019 Period”).
a. Opportunities
Generally, the Committee establishes pay opportunities for performance share grants so that the grant date value of the target opportunity for the performance shares, together with the grant date value of time-based equity granted in the same year, reflects the market and compensation peer group median long-term incentive for similarly situated executives. Below-target performance results in below-median total long-term incentive payouts, and above-target performance results in above-median total long-term incentive payouts.
For the 2017-2019 Period, the Committee established threshold, target, and maximum performance share opportunities which were unchanged from prior performance share programs (at 60%, 125%, and 200% of base salary, respectively, for Ms. Noonan, and 25%, 50%, and 100% of base salary, respectively, for the other Named Executive Officers).
To determine the number of performance shares represented by the threshold, target, and maximum opportunities, the Committee divided the value of each level of performance by $9.43, the average closing price per OMNOVA common share for the thirty trading days preceding the grant date. The resulting number of performance shares for each officer was then rounded to the nearest hundred shares.

b. Metrics
The Committee established three weighted performance metrics for the 2017-2019 Period: (1) a three-year cumulative EPS goal, weighted at 40%, (2) a three-year average ROIC goal, weighted at 40%, and (3) Relative TSR, weighted at 20%.
c. Objectives
The number of performance shares that can ultimately be earned by a Named Executive Officer depends upon achievement against performance objectives established by the Committee for each performance metric at the beginning of the measurement period. In establishing performance objectives for the performance shares, the Committee sets a target level of performance, as well as a threshold level of performance (under which no performance shares are earned) and a maximum level of performance (over which no additional performance shares are earned). Increased performance against the performance objectives results in an increased number of performance shares (determined on a straight-line interpolation basis). The final value of the performance awards is also determined by the change in the price of OMNOVA’s common shares during the performance measurement period. Therefore, even if performance shares are earned at target performance, the amount ultimately paid at settlement of the performance shares may exceed (or fall below) the grant date value of the target opportunity based on the increase or decrease in OMNOVA’s common share price over the performance measurement period.
d. Outcome
The following table shows the performance objectives for each metric measured during the 2017-2019 Period, OMNOVA’s actual performance interpolated against those objectives, and the resulting achievement.

Metric	Performance Required			Actual Result	Achievement (% of Target)	Weight	Weighted Achievement %
	Threshold	Target	Maximum
Two-Year Cumulative EPS	$1.64	$1.87	$2.11	$1.43	—%	40%	—%
Two-Year Average ROIC	9.75%	10.75%	11.75%	9.46%	—%	40%	—%
Relative TSR	25th %ile	50th %ile	75th%ile	63rd%ile	152.5%	20%	30.5%
			Calculated Plan Achievement				30.5%
			Committee Certified Achievement				30.5%
The Committee determined at the start of the 2017-2019 Period that these performance shares would be settled in cash. Based on the certified level of achievement for the 2017-2019 performance shares, the following table provides, for each Named Executive Officer, the opportunities a number of performance shares available for achievement against the performance objectives, the number of performance shares actually earned (calculated on a linear interpolation basis), and the cash value delivered to each Named Executive Officer in settlement of the performance shares.

Name	Performance Shares Opportunities at:			Performance Shares Earned (#)	Cash Value of Earned Performance Shares ($)(1)	Cash Value (% of Target Incentive Opportunity)	Cash Value (% of Base Salary)
	Threshold (#)	Target (#)	Maximum (#)
Anne P. Noonan	40,700	84,800	135,700	22,302	225,250	28%	28%
Paul F. DeSantis	11,900	23,800	47,600	7,258	73,306	33%	15%
James C. LeMay	10,000	19,900	39,800	6,069	61,297	33%	16%
Marshall D. Moore	7,400	14,800	29,700	4,524	45,692	33%	16%
Michael A. Quinn	7,800	15,500	31,100	4,737	47,844	33%	16%

(1)
The cash settlement value of the performance shares earned by the Named Executive Officers was determined by multiplying the number of earned performance shares by OMNOVA’s common share price for the final thirty trading days of the 2017-2019 Period ($10.10).

2. 2019-2021 performance shares
In early 2019, the Committee established a performance share program measuring performance for a three-year performance period beginning December 1, 2018 (the beginning of the 2019 fiscal year) and ending November 30, 2021 (the end of the 2021 fiscal year) (the “2019-2021 Period”).
a. Opportunities
When conducting its assessment of the compensation of the Named Executive Officers against the Company’s compensation peer group before setting 2019 compensation levels, the Committee determined that the target performance shares opportunity for Ms. Noonan and the total long-term incentive opportunity for Mr. DeSantis no longer reflected median levels. Accordingly, the Committee increased Ms. Noonan’s target opportunity for the 2019-2021 performance shares from 125% to 140% of base salary (with her threshold and maximum opportunities remaining at 60% and 200%, respectively). For Mr. DeSantis, the Committee increased his threshold, target, and maximum performance shares opportunities to 30%, 60%, and 120% of base salary, respectively, from 25%, 50%, and 100%, previously. The performance share opportunities for each of the other Named Executive Officers remained unchanged at 25%, 50%, and 100% of base salary for threshold, target, and maximum performance.
To determine the number of performance shares represented by the threshold, target, and maximum opportunities, the Committee divided the value of each level of performance by $8.10, the average closing price per OMNOVA common share for the thirty trading days preceding the grant date. The resulting number of performance shares for each officer was then rounded to the nearest hundred shares.
The following table provides the performance share opportunities that were determined by the Committee for each Named Executive Officer at each performance level:

Name	Performance Shares Awarded at:
	Threshold (#)	Target (#)	Maximum (#)
Anne P. Noonan	59,300	138,300	197,500
Paul F. DeSantis	17,800	35,600	71,100
James C. LeMay	12,100	24,300	48,500
Marshall D. Moore	10,600	21,300	42,600
Michael A. Quinn	9,700	19,400	38,900
b. Metrics
The Committee also established three weighted performance metrics for the 2019-2021 Period, consistent with the performance metrics for the 2017-2019 Period: (1) a three-year cumulative EPS goal, weighted at 40%; (2) a three-year average ROIC goal, weighted at 40%; and (3) Relative TSR, weighted at 20%.
c. Objectives
Due to the competitive sensitivity and the forward-looking nature of the Company-specific performance objectives for its performance share programs, OMNOVA does not disclose performance objectives for financial metrics for an in-progress performance share program. The Committee nonetheless views these performance objectives for the 2019-2021 Period as challenging and subject to risk.
Time-based equity
The Committee grants time-based equity to the Named Executive Officers to further align the interests of the Named Executive Officers with those of Company’s shareholders, to ensure that the Named Executive Officers maintain robust share ownership positions, and to establish a strong retention incentive.
Time-based equity grants to the Named Executive Officers are made in the form of restricted share units, which provide the right to receive OMNOVA common shares at vesting. Generally, these restricted share units only vest if the recipient remains employed with OMNOVA through the third anniversary of the date of grant.

Generally, the amount of time-based equity a Named Executive Officer receives is equal to a percentage of his or her base salary, divided by the average price of OMNOVA common shares for the thirty trading-days preceding the grant date. For 2019, the percentage of base salary used to determine the number of restricted share units for Ms. Noonan was 75% of her base salary, consistent with prior years. For Mr. DeSantis, the Committee increased the percentage of base salary used to determine his number of restricted share units from 35% to 40%, as part of the previously described adjustment of his total long-term incentive compensation opportunity. The percentage of base salary used to determine the number of restricted share units for the other Named Executive Officers was 35%, consistent with prior years.
On March 19, 2019, based on a thirty trading-day average share price of $8.10 through the close of trading on the prior day (rounded to the nearest hundred shares), the Committee approved the following grants of restricted share units to the Chief Executive Officer and each of the other Named Executive Officers:

Name	Restricted Share Units (#)	Grant Date Fair Value ($)
Anne P. Noonan	74,100	563,160
Paul F. DeSantis	23,700	180,120
James C. LeMay	17,000	129,200
Marshall D. Moore	14,900	113,240
Michael A. Quinn	13,600	103,360
Other compensation components
Executive officers receive additional compensation in the form of vacation, medical, life insurance, disability, and other benefits generally available to all of our employees. In addition, executive officers are eligible for the following benefits.
1. Perquisites
Executive officers receive certain limited perquisites intended to help ensure their continued health, to ease their transition into executive leadership with OMNOVA, and to support their continued focus on business matters. In this regard, OMNOVA pays the expense of annual physicals, related tests, and travel vaccinations for each executive officer, and pays for (or reimburses the cost of) financial planning, tax preparation, and estate planning services. New executive officers may also receive relocation assistance for a reasonable period, consistent with OMNOVA’s standard relocation practices and policies. Additionally, under the terms of Ms. Noonan’s employment agreement, the Company maintains a $4 million life insurance policy on her behalf. The Committee believes perquisites are commonly used or awarded by companies of OMNOVA’s size, and while the overall value is relatively small, perquisites represent an important part of maintaining a competitive compensation package for the executive officers.
2. Retirement programs
OMNOVA does not maintain special or enhanced retirement programs or benefits that are exclusively available to its Named Executive Officers. Eligible employees are able to participate in the OMNOVA Solutions Inc. Retirement Savings Plan, a customary 401(k) plan, with no special or preferential terms or conditions for Named Executive Officers. The Retirement Savings Plan provides for matching contributions by the Company of up to 3.5% of eligible compensation, subject to applicable Internal Revenue Code limitations.
Eligible employees (including the Named Executive Officers) are also able to participate in the OMNOVA Solutions Retirement Savings Benefits Restoration Plan, with no special or preferential terms or conditions for Named Executive Officers. The Retirement Savings Benefits Restoration Plan allows all participants in the Retirement Savings Plan, whose contributions are subject to annual compensation limits under the Code, to defer additional compensation under the plan once the Internal Revenue Code limits have been exceeded. Contributions into the Retirement Savings Benefits Restoration Plan are matched by the Company up to 3.5% of eligible compensation, and may be invested into the same investment vehicles that are available under the Retirement Savings Plan.

Mr. LeMay also participates in the OMNOVA Solutions Inc. Consolidated Pension Plan and the related OMNOVA Solutions Inc. Pension Benefits Restoration Plan, each of which were frozen in all respects on June 1, 2009.
3. Employment agreements
a. Severance arrangements
Each Named Executive Officer, other than Ms. Noonan, is eligible for benefits under the Second Amended and Restated Corporate Officers’ Severance Plan, upon the execution of a severance and release agreement at the time of separation. Ms. Noonan is eligible to receive severance benefits under her employment agreement with the Company. The benefits available to each Named Executive Officer in the event of a separation "without cause" or for "good reason" (each as defined in the plan) are described in more detail under the headings “Potential payments upon termination or change of control” and “Post-termination tables”, which are incorporated herein by reference.
b. Change in control arrangements
The Second Amended and Restated Corporate Officers’ Severance Plan provides enhanced severance benefits for participating Named Executive Officers, other than Ms. Noonan and Mr. LeMay, who are involuntarily terminated within twenty-four months following a change in control. Ms. Noonan is eligible to receive change-in-control benefits under her employment agreement with the Company. While Mr. LeMay is a participant in the Second Amended and Restated Corporate Officer’s Severance Plan for purposes of a standard severance arrangement, change in control benefits are provided for him under a legacy severance agreement with the Company. The benefits available to each Named Executive Officer in the event of a separation following a change-in-control are described in more detail under the headings “Potential payments upon termination or change of control” and “Post-termination tables”, which are incorporated herein by reference.

Compensation of Executive Officers

2019 summary compensation table
The following table sets forth compensation information for the Company’s Named Executive Officers for each of the fiscal years ended November 30, 2019, 2018, and 2017, as applicable.

Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Anne P. Noonan	2019	796,539	—	1,614,240	—	—	68,369	2,479,148
President and Chief Executive Officer	2018	699,231	—	1,494,790	—	—	103,687	2,297,708
	2017	637,358	—	1,531,660	640,000	—	78,824	2,887,842
Paul F. DeSantis	2019	480,000	—	450,680	—	—	43,929	974,609
Senior Vice President and Chief Financial Officer; Treasurer	2018	460,000	—	413,020	—	—	52,384	925,404
	2017	448,818	—	450,640	269,400	—	50,668	1,219,526
James C. LeMay	2019	393,000	—	313,880	—	168,832	37,203	912,915
Senior Vice President, Corporate Development; General Counsel	2018	383,538	—	344,540	—	—	47,634	775,712
	2017	375,373	—	376,680	225,300	132,865	36,704	1,146,922
Marshall D. Moore	2019	345,000	—	275,120	—	—	38,219	658,339
Chief Technology Officer and Senior Vice President, Operations	2018	313,846	—	285,690	—	—	34,682	634,218
	2017	273,027	103,587	280,360	168,000	—	9,588	834,562
Michael A. Quinn	2019	315,000	—	250,800	—	—	37,270	603,070
Senior Vice President and Chief Human Resources Officer	2018	303,154	—	272,850	—	—	24,340	600,344
	2017	292,875	—	294,120	175,800	—	23,422	786,217

(1)	Ms. Noonan became the Company’s President and Chief Executive Officer on December 1, 2016, the beginning of the Company’s 2017 fiscal year.

(2)	Amounts reported as “Bonus” for 2017 for Mr. Moore include the vesting of a deferred new hire cash bonus that was granted to him in 2015 and vested during the 2017 fiscal year.

(3)
Amounts reported as “Stock Awards” for 2019 reflect the grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718, based on the probable outcome of any applicable performance conditions and disregarding possible forfeitures. See Note O to the Consolidated Financial Statements contained in our 2019 Annual Report for an explanation of the assumptions made in valuing awards of restricted share units.

On March 19, 2019, each Named Executive Officer received grants consisting of a target number of performance shares and a number of restricted share units. The value of the restricted share units and the target number of performance shares was determined by multiplying the amount of such shares by $7.60, the price per OMNOVA common share at the close of trading on the grant date. The value and number of shares or units included for each of the equity-based grants reported in this column can be found in the 2019 grants of plan-based awards table.
The value included in this table with respect to the performance shares is based on the grant date fair value of the target number of performance shares granted at the beginning of the performance period. The Company believes that target performance is the performance level most likely to be achieved during the performance measurement period for those shares. If the Company’s performance at the end of the measurement period resulted in the Named Executive Officers earning the maximum number of performance shares, then each of the Named Executive Officers would be entitled to an award having the grant date fair value set forth beside his or her name in the following table:

Name	Grant Date Fair Value of Maximum Award ($)
Anne P. Noonan	1,501,000
Paul F. DeSantis	540,360
James C. LeMay	368,600
Marshall D. Moore	323,760
Michael A. Quinn	295,640

(4)
Amounts reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column reflect the year-over-year change in the present value of amounts to be paid at normal retirement age for Mr. LeMay, who is the only Named Executive Officer who participates in the Company’s Consolidated Pension Plan and its associated Pension Benefits Restoration Plan. For 2018, the change in Mr. LeMay’s Pension Value and Nonqualified Deferred Compensation Earnings was negative, and was therefore reported at $0 for 2018 according to Summary Compensation Table requirements. No above market or preferential earnings are paid to any Named Executive Officer on nonqualified deferred compensation.

(5)	Amounts reported in the “All Other Compensation” column are detailed in the following table and its accompanying footnotes.

Name	Matching Contributions ($)(a)	Company Paid Life Insurance ($)(b)	Perquisites and Personal Benefits (c)
			Financial and Tax Planning ($)(d)	Executive Physical ($)(e)	Other Perquisites ($)(f)	Total ($)
Anne P. Noonan	26,559	14,392	22,218	5,200	—	68,369
Paul F. DeSantis	16,061	253	21,568	5,200	847	43,929
James C. LeMay	13,205	396	18,402	5,200	—	37,203
Marshall D. Moore	12,008	253	20,758	5,200	—	38,219
Michael A. Quinn	9,753	258	20,963	6,296	—	37,270

(a)	Amounts in this column consist of OMNOVA’s matching contributions to the qualified OMNOVA Retirement Savings Plan and the nonqualified OMNOVA Retirement Savings Benefits Restoration Plan.

(b)
Amounts in this column include (i) a premium of $14,134 paid by OMNOVA for a $4 million life insurance policy for Ms. Noonan pursuant to the terms of her employment agreement and (ii) for all of the Named Executive Officers (including Ms. Noonan), 100% of the premium for a $100,000 life insurance benefit paid on their behalf, consistent with the Company’s practices for all of its full-time, salaried employees.

(c)	For more information, see “Perquisites” under the heading “Compensation Discussion & Analysis.”

(d)	Amounts in this column reflect Company paid or reimbursed costs for financial, tax, and estate planning services.

(e)	Amounts in this column reflect the expected cost to the Company for the Named Executive Officer’s participation in an executive physical and health screening.

(f)	Amounts in this column reflect perquisites and other benefits the value of which do not, individually or in the aggregate, exceed $25,000 or 10% of the Named Executive Officer’s aggregate perquisites.

2019 grants of plan-based awards table

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Anne P. Noonan		400,000	800,000	1,600,000
	3/19/19				59,300	138,300	197,500		1,051,080
	3/19/19							74,100	563,160
Paul F. DeSantis		144,000	288,000	576,000
	3/19/19				17,800	35,600	71,100		270,560
	3/19/19							23,700	180,120
James C. LeMay		117,900	235,800	471,600
	3/19/19				12,100	24,300	48,500		184,680
	3/19/19							17,000	129,200
Marshall D. Moore		103,500	207,000	414,000
	3/19/19				10,600	21,300	42,600		161,880
	3/19/19							14,900	113,240
Michael A. Quinn		94,500	189,000	378,000
	3/19/19				9,700	19,400	38,900		147,440
	3/19/19							13,600	103,360

(1)
Amounts reported in these columns reflect annual incentive opportunities under OMNOVA’s Annual Incentive Plan for each of the Named Executive Officers for the fiscal year 2019. Threshold, target, or maximum performance would result in a plan payout equal to 50%, 100%, or 200% of base salary, respectively, for Ms. Noonan, and 30%, 60%, or 120% of base salary, respectively, for each of the other Named Executive Officers. As described under the heading “Compensation Discussion & Analysis” the Named Executive Officers did not receive any payout for 2019 annual incentives.

(2)
Amounts reported in these columns reflect the number of performance shares that each of the Named Executive Officers could receive at threshold, target, or maximum performance for a grant of performance shares covering the three-year performance period that began on December 1, 2018 and ends November 30, 2021 (the “2019-2021 performance shares”). This grant is discussed in detail under the heading “Compensation Discussion & Analysis.” The 2019-2021 performance share grants for threshold, target, or maximum performance are equal to 60%, 140%, or 200% of base salary, respectively, for Ms. Noonan, 30%, 60%, or 120% of base salary, respectively, for Mr. DeSantis, and 25%, 50%, or 100% of base salary, respectively, for the other Named Executive Officers. The value for threshold, target, and maximum performance was converted into an equivalent number of book-entry shares that track the price of OMNOVA common shares. The price at which the awards were converted to book-entry performance shares was based on the thirty-day average closing price of OMNOVA common shares for the first thirty trading days of the performance period ($8.10), rounded to the nearest hundred shares. The Committee determined that these shares will ultimately be settled in OMNOVA common shares.

(3)
Amounts reported in this column reflect the number of restricted share units granted to each of the Named Executive Officers on March 19, 2019, which generally vest in full three years from the grant date.

(4)
Amounts reported in this column represent the aggregate grant date fair value of each applicable equity or equity-based award granted during the 2019 fiscal year. The grant date fair value is based on the price per OMNOVA common share on March 19, 2019 ($7.60), multiplied by (a) in the case of restricted share units grants, the amount of restricted share units actually granted, or (b) in the case of performance share grants, the target number of performance shares granted. The accounting assumptions used in calculating the grant date fair value for the equity awards are described in Note O to the Consolidated Financial Statements contained in our 2019 Annual Report.

2019 outstanding equity awards at fiscal year-end table
The following table sets forth information for each Named Executive Officer with respect to (i) each unvested award of restricted shares or restricted share units and (ii) each award of performance shares for which the performance measurement period had not expired, in each case as of November 30, 2019.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(4)
Anne P. Noonan	177,400	1,795,288	225,600	2,283,072
Paul F. DeSantis	56,300	569,756	58,300	589,996
James C. LeMay	44,200	447,304	43,200	437,184
Marshall D. Moore	36,300	367,356	37,000	374,440
Michael A. Quinn	35,000	354,200	34,400	348,128

(1)
Amounts reported in this column reflect the aggregate number of restricted share units outstanding as of November 30, 2019. The grant dates and amounts for each individual restricted share units grant are shown in the following table. Generally, these awards vest in full three years from the date of grant.

Name	Grant Date	Shares Granted	Name	Grant Date	Shares Granted
Anne P. Noonan	3/19/2019	74,100	Marshall D. Moore	3/19/2019	14,900
	1/17/2018	52,400		1/17/2018	11,000
	2/9/2017	50,900		2/9/2017	10,400
Paul F. DeSantis	3/19/2019	23,700	Michael A. Quinn	3/19/2019	13,600
	1/17/2018	15,900		1/17/2018	10,500
	2/9/2017	16,700		2/9/2017	10,900
James C. LeMay	3/19/2019	17,000
	1/17/2018	13,300
	2/9/2017	13,900

(2)
Amounts reported in this column reflect the aggregate number of the restricted share units outstanding on November 30, 2019, multiplied by the closing price per OMNOVA common share on November 30, 2019 ($10.12).

(3)
Amounts reported in this column reflect the aggregate number of performance shares outstanding at target as of November 30, 2019 (based on the Company’s assessment that performance was higher than threshold but not in excess of target performance as of that date). The amounts and grant dates for the performance shares included in this column are shown in the following table. Generally, performance shares vest on the date that the Compensation & Organization Committee has certified the Company’s performance after the end of the performance measurement period.

Name	Grant Date	Shares Granted	Name	Grant Date	Shares Granted
Anne P. Noonan	3/19/2019	138,300	Marshall D. Moore	3/19/2019	21,300
	1/17/2018	87,300		1/17/2018	15,700
Paul F. DeSantis	3/19/2019	35,600	Michael A. Quinn	3/19/2019	19,400
	1/17/2018	22,700		1/17/2018	15,000
James C. LeMay	3/19/2019	24,300
	1/17/2018	18,900

(4)
Amounts reported in this column reflect the aggregate number of performance shares outstanding (assuming target performance) on November 30, 2019, multiplied by the closing price per OMNOVA common share on November 30, 2019 ($10.12).

2019 option exercises and stock vested table
The following table provides information regarding the vesting of OMNOVA restricted shares and performance shares that were earned during the fiscal year ended November 30, 2019 for each of the Named Executive Officers. No Named Executive Officer held or exercised any option awards during the 2019 fiscal year.

Name	Vesting or Certification Date (1)	Stock Vested
		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Anne P. Noonan	12/27/2019	22,302	225,250
	1/20/2019	24,200	199,650
Paul F. DeSantis	12/27/2019	7,258	73,306
	1/20/2019	25,500	210,375
James C. LeMay	12/27/2019	6,069	61,297
	1/20/2019	21,400	176,550
Marshall D. Moore	12/27/2019	4,524	45,692
	1/20/2019	5,000	41,250
Michael A. Quinn	12/27/2019	4,737	47,844
	1/20/2019	16,600	136,950

(1)
Each of the Named Executive Officers earned 2017-2019 performance shares based on performance during the performance measurement period of December 1, 2016 to November 30, 2019. The cash value of the earned performance shares was certified by the Compensation & Organization Committee of the Board on December 27, 2019.

(2)
The value of the restricted shares that vested for each of the Named Executive Officers was based on the closing price per OMNOVA common share on January 20, 2019 ($8.25). The earned 2017-2019 performance shares were settled entirely in cash, based on the average trading price per OMNOVA common share for the thirty trading days ending November 30, 2019 ($10.10).

2019 pension benefits table
The following table presents information about the participation of the Named Executive Officers in OMNOVA’s defined benefit pension plans as of November 30, 2019.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Anne P. Noonan	Consolidated Pension Plan	—	—	—
	Pension Benefits Restoration Plan	—	—	—
Paul F. DeSantis	Consolidated Pension Plan	—	—	—
	Pension Benefits Restoration Plan	—	—	—
James C. LeMay	Consolidated Pension Plan	19.00	889,511	—
	Pension Benefits Restoration Plan	19.00	352,703	—
Marshall D. Moore	Consolidated Pension Plan	—	—	—
	Pension Benefits Restoration Plan	—	—	—
Michael A. Quinn	Consolidated Pension Plan	—	—	—
	Pension Benefits Restoration Plan	—	—	—

(1)
The amounts reflected in this column were calculated as of November 30, 2019, assuming a normal retirement age of 65 years and using the same assumptions employed for financial reporting purposes under Accounting Standards Codification Topic 715. These assumptions are described in Note O of the Notes to Consolidated Financial Statements included in the Company’s 2019 Form 10-K.

1. OMNOVA Solutions Consolidated Pension Plan
OMNOVA sponsors the OMNOVA Solutions Consolidated Pension Plan, a defined benefit pension plan qualified under Section 401(a) of the Internal Revenue Code. Appendix A of the OMNOVA Solutions Consolidated Pension Plan (the “Salaried Plan”) provides benefits for salaried and non-union hourly employees who were employed by the company prior to December 1, 2004, the date the Salaried Plan was closed to new participants. Effective June 1, 2009, OMNOVA froze the accrual of benefit and vesting service under the Salaried Plan. Accordingly, the amounts in the “Present Value of Accumulated Benefits” column in the table above reflect the present value of the benefit that had been accrued by each Named Executive Officer as of June 1, 2009. Changes in such accrued amounts after June 1, 2009 reflect the impact of actuarial adjustments due to, for example, changes in applicable mortality tables and interest rates. Such changes do not represent an increase in the accrued benefit that will actually become payable to a participant at normal retirement age. The normal form of payment for a Salaried Plan participant is a single life annuity. Participants are eligible to begin receiving full benefits at the normal retirement age of 65, or a reduced benefit for early retirement at age 55 if the participant had 10 years of service with the Company. As of November 30, 2019, Mr. LeMay is the only Named Executive Officer who participates in the Salaried Plan.
2. OMNOVA Solutions Pension Benefit Restoration Plan
OMNOVA sponsors the OMNOVA Solutions Pension Benefit Restoration Plan (the “Pension BRP”), an unfunded plan that is not qualified under the Internal Revenue Code. The Pension BRP provides benefits to participants in the Salaried Plan whose benefits are limited due to certain limits on qualified plans contained in the Internal Revenue Code. The benefit available under the Pension BRP is intended to restore the benefits that a participant would have received under the Salaried Plan but does not because of such Internal Revenue Code limits. Executive officers participate on the same terms and conditions as all other participants who are subject to such limitations. Consistent with the Salaried Plan, OMNOVA froze the accrual of benefit and vesting service under the Pension BRP on June 1, 2009. The amounts in the “Present Value of Accumulated Benefits” column in the table above reflect the present value of the benefit accrued by each Named Executive Officer as of June 1, 2009. Benefits under the Pension BRP are paid as a lump sum no sooner than 60 days after the participant’s retirement, subject to the requirements of Section 409A of the Internal Revenue Code (including its required six month delay on the making of payments to certain specified employees), if applicable.

2019 nonqualified deferred compensation table
OMNOVA sponsors the OMNOVA Solutions Retirement Savings Restoration Plan (the “Savings BRP”), an unfunded compensation deferral plan that is not qualified under the Internal Revenue Code. The Savings BRP allows participants in the OMNOVA Solutions Retirement Savings Plan (“401(k) Plan”) whose contributions to a tax-qualified savings plan are subject to annual compensation limits under the Internal Revenue Code to defer up 50% of cash compensation (including cash bonuses) to the Savings BRP once such compensation limits have been exceeded.
Participant deferrals are invested on a bookkeeping basis in investment funds that mirror the funds the participant has elected to invest in under the 401(k) Plan. OMNOVA provides participants with a match of 100% on the first 1%, and 50% on the next 5%, of participant contributions into the Savings BRP, for a total Company match of 3.5% of contributions. The Company’s executive officers participate in the Savings BRP on the same terms and conditions as all other 401(k) Plan participants whose benefits are limited by the Internal Revenue Code.
The following table shows activity for the Named Executive Officers during the 2019 fiscal year under the Savings BRP.

Name	Executive Contributions in Last FY ($)(1)	OMNOVA Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)(4)(5)
Anne P. Noonan	30,969	18,065	34,065	—	319,359
Paul F. DeSantis	18,822	4,475	29,716	—	265,604
James C. LeMay	6,312	3,682	30,451	—	476,175
Marshall D. Moore	5,458	2,255	2,809	—	27,724
Michael A. Quinn	—	—	—	—	—

(1)	Amounts reported in this column are included in the 2019 summary compensation table under the “Salary” column.

(2)	Amounts reported in this column are included in the 2019 summary compensation table under the “All Other Compensation” column.

(3)	Amounts reported in this column are not reflected in the 2019 summary compensation table because the earnings were neither preferential nor above-market.

(4)	Amounts reported in this column reflect the total ending account balance (including executive and OMNOVA contributions) at November 30, 2019 for each Named Executive Officer.

(5)
All nonqualified executive contributions and OMNOVA contributions included in this column are also included in the current-year compensation presented in the 2019 summary compensation table under the “Salary” and “All Other Compensation” columns, respectively. The aggregate amount of this balance that has been included as compensation for each of the Named Executive Officers in the summary compensation tables of prior years is:

Name	Amounts Previously Included ($)
Anne P. Noonan	219,432
Paul F. DeSantis	176,418
James C. LeMay	278,445
Marshall D. Moore	17,604
Michael A. Quinn	—

Potential payments upon termination or change of control
The below table identifies the compensation and benefits that would generally be available to the Named Executive Officers in various scenarios, based on the Company’s programs and equity award agreements for executive officers as they were in effect on November 30, 2019. Except as required by law, no benefits are payable to any Named Executive Officer as a result of an involuntary, for cause termination or as a result of a resignation. This table does not describe benefits that are available to both salaried employees and Named Executive Officers on the same terms and conditions. Exceptions to the benefits described below arising from other agreements are identified in footnotes to the post-termination tables.

Compensation or Benefit	Termination Event (1)
	Retirement	Involuntary, Not For Cause	Change In Control Termination	Due to Disability	Death
Severance Pay	None	1x annual base salary and target bonus, paid as a lump sum	2x annual base salary and target bonus, paid as a lump sum	None	None
Annual Incentive	Payment for completed period; incomplete periods prorated and paid on actual performance	Payment for completed period; pro rata payment at actual performance for incomplete periods	Payment for completed periods; payment at 75% of maximum bonus opportunity for incomplete periods	Payment for completed period; incomplete periods prorated and paid on actual performance	Payment for completed period; incomplete periods prorated and paid on actual performance
Time-Based Equity	Time-based equity continues vesting per grant terms	Time-based equity is forfeited, subject to the Committee's discretion to permit continued vesting per original grant terms	Time-based equity is accelerated if (1) not replaced at the time of the change in control or (2) after replacement, executive is terminated within twenty-four months of the change-in-control	Time-based equity is accelerated	Time-based equity is accelerated
Performance Shares	Payment for completed performance period; incomplete periods prorated and paid on actual performance	Payment for completed performance period; committee discretion to prorate and pay incomplete periods based on actual performance	Payment for completed performance period; immediate payment for incomplete periods assuming target performance	Payment for completed performance period; incomplete periods prorated and paid on actual performance	Payment for completed performance period; incomplete periods prorated and paid on actual performance
Life Insurance	None	None	None	None	Payable according to applicable insurance plans
Other Benefits	None	Reasonable cost of 12 months of outplacement services; 100% of premiums for OMNOVA provided medical, dental and, basic life insurance for 12 months	Reasonable cost of 12 months of outplacement services; 100% of premiums for OMNOVA provided medical, dental and, basic life insurance for 24 months	None	None

(1)
“Retirement” includes a Named Executive Officer’s separation from employment (a) at or after age sixty-five or (b) at or after fifty-five years of age with at least ten years of service with OMNOVA . "Involuntary, Not For Cause” means an involuntary termination of the Named Executive Officer or the executive’s resignation for “good reason.” "Change of Control Termination" means an involuntary termination of the Named Executive Officer or the executive’s resignation for “good reason" within two years after a change in control. “Good reason” means, among other reasons, a change in the executive’s reporting line, a material reduction in the executive’s duties, responsibilities or title, and certain reductions or changes to the executive’s overall compensation program.

(2)
Except where otherwise detailed, the “Other Benefits” row in the following tables assumes outplacement service costs of $25,000, medical insurance premiums of $23,688, dental insurance premiums of $1,260, and the annual life insurance premiums reported in the 2019 components of all other compensation table for each Named Executive Officer.

2019 post-termination tables
The following tables report the compensation and benefits that would be paid by the Company to each Named Executive Officer, assuming that each of the termination events occurred on November 30, 2019.
1. Anne P. Noonan

Compensation or Benefit	Termination Event (1)
	Involuntary, Not For Cause ($)	Change In Control Termination ($)	Due to Disability ($)	Death ($)
Severance Pay (2)	3,200,000	4,800,000	—	—
Annual Incentive	—	—	—	—
Time-Based Equity (3)	—	1,795,288	1,795,288	1,795,288
Performance Shares (3)	1,270,211	3,141,248	1,270,211	1,270,211
Life Insurance	—	—	—	4,100,000
Other Benefits (4)	78,680	78,680	—	—
Total	4,548,891	9,815,216	3,065,499	7,165,499

(1)	Ms. Noonan did not meet the eligibility criteria for Retirement as of November 30, 2019.

(2)
Upon Ms. Noonan’s Involuntary, Not for Cause separation, Ms. Noonan’s severance pay would equal two times the sum of her (a) annual base salary and (b) her target incentive opportunity for the current fiscal year. Upon a Change in Control Termination, she would receive severance pay equal to three times her (a) annual base salary and (b) her target incentive opportunity for the current fiscal year.

(3)
The values for time-based equity and performance shares are estimated based on OMNOVA’s common share closing price on November 30, 2019 ($10.12). For prorated performance shares, target performance is assumed through the period. For this disclosure, the “Involuntary, Not For Cause” scenario assumes the Committee would approve payment for incomplete performance periods.

(4)	Upon (a) an Involuntary, Not for Cause separation, or (b) a Change in Control Termination, Ms. Noonan would continue receiving health and welfare benefits for twenty four months.
2. Paul F. DeSantis

Compensation or Benefit	Termination Event (1)
	Involuntary, Not For Cause ($)	Change In Control Termination ($)	Due to Disability ($)	Death ($)
Severance Pay	768,000	1,536,000	—	—
Annual Incentive	—	—	—	—
Time-Based Equity (2)	—	569,756	569,756	569,756
Performance Shares (2)	343,814	663,302	343,814	343,814
Life Insurance	—	—	—	100,000
Other Benefits	50,201	75,402	—	—
Total	1,162,015	2,844,460	913,570	1,013,570

(1)	Mr. DeSantis did not meet any eligibility criteria for Retirement as of November 30, 2019.

(2)
The values for time-based equity and performance shares are estimated based on OMNOVA’s common share closing price on November 30, 2019 ($10.12). For prorated performance shares, target performance is assumed through the period. For purposes of this disclosure, the “Involuntary, Not For Cause” scenario assumes the Committee would approve payment for incomplete performance periods.

3. James C. LeMay

Compensation or Benefit	Termination Event
	Retirement ($)	Involuntary, Not For Cause ($)	Change in Control Termination ($)(5)	Due to Disability ($)	Death ($)
Severance Pay (1)	—	628,800	2,240,100	—	—
Annual Incentive	—	—	—	—	—
Time-Based Equity (2)	447,304	447,304	447,304	447,304	447,304
Performance Shares (2)(3)	268,686	268,686	498,481	268,686	268,686
Life Insurance	—	—	—	—	100,000
Other Benefits (4)	—	50,344	191,436	—	—
Total	715,990	1,395,134	3,377,321	715,990	815,990

(1)
Upon a Change In Control Termination, Mr. LeMay’s Amended and Restated Severance Agreement (the “Severance Agreement”) provides for a lump-sum payment equal to three times the sum of his (a) annual base salary and (b) an incentive pay amount not less than the greater of (i) the average bonus paid to him during the three fiscal years preceding the Change-In-Control Termination and (ii) 75% of his maximum bonus opportunity for the current fiscal year.

(2)
As of November 30, 2019, Mr. LeMay satisfies the criteria for Retirement under OMNOVA’s Third Amended and Restated 1999 Equity Incentive Plan and the 2017 Equity Incentive Plan. Under those plans, any separation (including his resignation) is treated as a Retirement and his outstanding equity would continue to vest according to the terms of the respective grants. The values for time-based equity and performance shares are estimated based on OMNOVA’s common share closing price on November 30, 2019 ($10.12). For prorated performance shares, target performance is assumed for the performance period.

(3)
All scenarios assume Mr. LeMay would receive payment for incomplete performance periods, due to his satisfaction of all criteria for Retirement under the terms of the Company’s performance share agreements.

(4)
Upon a Change In Control Termination, the Severance Agreement provides for three years of health and welfare benefits ($76,032), two years of financial planning assistance ($36,804), and up to one year of outplacement assistance (the expense of which may not to exceed 20% of his pre-separation annual base salary – $78,600).

(5)
Upon a Change In Control Termination, the Severance Agreement provides that if all compensation, benefits and other payments to which he may be entitled constitute an “excess parachute payment” under certain tax laws (including Section 280G of the Internal Revenue Code), OMNOVA will gross-up those payments so he receives the same after-tax compensation he would have received but for the tax requirements. The table above assumes that at least one-third of Mr. LeMay’s severance pay would be considered by taxing authorities as compensation for a three-year non-compete covenant imposed upon him as a condition to his severance payment. However, if taxing authorities concluded that no part of Mr. LeMay’s severance pay was includable when determining whether an “excess parachute payment” was made, as of November 30, 2019 Mr. LeMay would be entitled to a tax gross-up payment equal to $1,055,274.

4. Marshall D. Moore

Compensation or Benefit	Termination Event (1)
	Involuntary, Not For Cause ($)	Change in Control Termination ($)	Due to Disability ($)	Death ($)
Severance Pay	527,000	1,054,000	—	—
Annual Incentive	—	—	—	—
Time-Based Equity (2)	—	215,160	215,160	215,160
Performance Shares (2)	259,092	476,804	259,092	259,092
Life Insurance	—	—	—	100,000
Other Benefits	50,201	75,402	—	—
Total	836,293	1,821,366	474,252	574,252

(1)	Mr. Moore did not meet the eligibility criteria for Retirement as of November 30, 2019.

(2)
The values for time-based equity and performance shares are estimated based on OMNOVA’s common share closing price on November 30, 2019 ($10.12). For prorated performance shares, target performance is assumed through the period. For purposes of this disclosure, the “Involuntary, Not For Cause” scenario assumes the Committee would approve payment for incomplete performance periods.

5. Michael A. Quinn

Compensation or Benefit	Termination Event (1)
	Involuntary, Not For Cause ($)	Change in Control Termination ($)	Due to Disability ($)	Death ($)
Severance Pay	504,000	1,008,000	—	—
Annual Incentive	—	—	—	—
Time-Based Equity (2)	—	354,200	354,200	354,200
Performance Shares (2)	359,445	542,597	359,445	359,445
Life Insurance	—	—	—	100,000
Other Benefits	55,546	75,172	—	—
Total	918,991	1,979,969	713,645	813,645

(1)	Mr. Quinn did not meet the eligibility criteria for Retirement as of November 30, 2019.

(2)
The values for time-based equity and performance shares are estimated based on OMNOVA’s common share closing price on November 30, 2019 ($10.12). For prorated performance shares, target performance is assumed through the period. For purposes of this disclosure, the “Involuntary, Not For Cause” scenario assumes the Committee would approve payment for incomplete performance periods.

CEO pay ratio
The 2019 annual total compensation of the Chief Executive Officer was $2,479,148, the 2019 annual total compensation of OMNOVA’s (and its consolidated subsidiaries’) median compensated employee was $52,388, and the ratio of these amounts is approximately 47:1. This ratio is a reasonable estimate made in good faith, and was calculated in a manner consistent with Item 402(u) of Regulation S-K.
The median compensated employee was identified by using base salary, bonuses, and commissions granted to employees for the one year period ended November 30, 2019. We applied this measure to our global employee population (taking into account all employees who joined OMNOVA upon the acquisition of OMNOVA Portugal) as of November 30, 2019 and annualized base salaries for permanent full-time and part-time employees who were not employed for the full year. Once we determined our median compensated employee using these measures, we calculated the median employee’s 2019 annual total compensation using the same methodology that is used to calculate our Chief Executive Officer’s annual total compensation in the table entitled “Summary Compensation Table.”

Compensation of Non-Executive Directors
OMNOVA’s annual director compensation program includes: (i) a cash fee and (ii) an equity grant, in the form of restricted share units, to further align the interests of the Company’s nonemployee directors with those of OMNOVA’s shareholders. Directors do not receive per-meeting compensation for Board or committee meeting attendance or for attending Board-related activities, but OMNOVA reimburses reasonable expenses related to such attendance. Directors who serve in Board leadership roles (as chair of a committee or as Board Chairman) receive additional compensation for their increased responsibility and time commitment. Ms. Noonan, an employee of OMNOVA, receives no compensation for her service as a director.
Annually, the Compensation & Organization Committee conducts a review of OMNOVA’s director compensation program with the assistance of the committee’s independent compensation consultant, Pay Governance LLC. The 2019 review evaluated OMNOVA’s director compensation program in comparison to OMNOVA’s compensation peer group as well as twenty-two similarly sized Standard & Poor’s small cap companies. The review concluded that the structure of OMNOVA’s director compensation program, as described above, generally aligns to market practices and pays compensation near the median of the comparison groups. The following table shows the director compensation program for 2019:

Annual Compensation Element	($)
All Directors
Annual Cash Compensation	75,000
Annual Restricted Share Units Grant	90,000
Board Leadership Roles
Board Chairman	70,000
Audit Committee Chair	17,500
Compensation & Organization Committee Chair	12,500
Safety, Health, Environmental & Security Committee Chair	10,000
Nominating & Corporate Governance Committee Chair	10,000
No director received benefits or compensation other than as described above for services to the Company.
1. Restricted share units
Director equity is granted annually in the form of restricted share units under OMNOVA’s 2017 Equity Incentive Plan. The number of restricted share units granted is equal to $90,000 divided by the average closing price per OMNOVA common share on the New York Stock Exchange for the thirty trading days preceding the date of grant. Regardless of the results of the calculation, OMNOVA’s 2017 Equity Incentive Plan limits grants to any individual, non-executive director to 50,000 shares in the aggregate during any calendar year. Restricted share units generally vest on the later of one year from the grant date or the date a director separates from the Board.
2. Deferral of cash fees
The Company’s Deferred Compensation Plan for Non-Employee Directors, an unfunded plan, allows each director to defer payment of the director’s cash fees (including committee and Board chairman fees) to a future date. Cash fees may be deferred into three investment choices: phantom shares that track the price of OMNOVA common shares; an S&P 500 index fund; or into a stable-value cash fund in which quarterly interest is credited. All distributions from the Deferred Compensation Plan for Non-Employee Directors are settled in cash at the then-current value of the investment, regardless of the director’s investment selection.

3. 2019 director compensation table
The following table sets forth certain information regarding the compensation earned by or paid to each non-employee director who served on the Board of Directors during the 2019 fiscal year.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
David J. D'Antoni	75,000	84,444	159,444
Janet Plaut Giesselman	87,500	84,444	171,944
Joseph M. Gingo	75,000	84,444	159,444
Michael J. Merriman	85,000	84,444	169,444
James A. Mitarotonda	75,000	84,444	159,444
Steven W. Percy	92,500	84,444	176,944
Larry B. Porcellato	85,000	84,444	169,444
Allan R. Rothwell	75,000	84,444	159,444
William R. Seelbach	145,000	84,444	229,444

(1)
Includes an additional retainer for Board Chairman or Board committee chair responsibilities as follows: Janet Plaut Giesselman, $12,500 for service as chair of the Compensation & Organization Committee; Michael J. Merriman, $10,000 for service as chair of the Nominating & Corporate Governance Committee; Steven W. Percy, $17,500 for service as chair of the Audit Committee; Larry B. Porcellato, $10,000 for service as chair of the Safety, Health, Environmental & Security Committee; and William R. Seelbach, $70,000 for service as Chairman of the Board of Directors.

(2)
Amounts reported as “Stock Awards” reflect the grant date fair value of restricted share units awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). See Note O to the Consolidated Financial Statements contained in our 2019 Form 10-K for an explanation of the assumptions made in valuing these awards.

On March 19, 2019, each of the directors received a grant of 11,111 restricted share units at a grant date fair market value of $7.60 per share. The number of restricted share units each director received was based on the equity grant value for the director compensation program, $90,000, divided by the thirty trading-day average price for OMNOVA’s common shares through March 18, 2019 ($8.10).
The aggregate amount of restricted share units shares held by each director at the Company’s 2019 fiscal year-end is included for each director under the Column “Restricted Share Units” in the table “Ownership of OMNOVA Securities.” Although that table is reported as of the date of this report, no director’s holdings of restricted share units changed from the end of fiscal 2019. No director presently holds option awards covering OMNOVA common shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management
The following table reports the number of OMNOVA equity securities that were beneficially owned by the directors of the Company, the Named Executive Officers (as identified under the heading “Compensation Discussion and Analysis”), and all directors and executive officers of the Company as a group. The table also sets forth the beneficial ownership of each person who has publicly reported ownership of more than 5% of OMNOVA’s common shares. Beneficially-owned OMNOVA equity securities include directly and indirectly-owned OMNOVA common shares and unvested restricted shares, as well as OMNOVA common shares that can be acquired within sixty days of the date of this report, through the vesting of restricted share units, performance shares, or other share-based grants.
This information is provided as of March 24, 2020, except where otherwise noted.

Name	Common Shares (#)(1)	Restricted Share Units (#)(2)	Total Beneficial Ownership (#)(3)	Total Beneficial Ownership as a % of Outstanding Common Shares (4)
David J. D'Antoni	20,023	116,003	136,026	0.30%
Paul F. DeSantis	75,051	—	75,051	0.17%
Janet Plaut Giesselman	—	51,394	51,394	0.11%
Joseph M. Gingo	5,000	51,394	56,394	0.13%
James C. LeMay	105,716	30,300	136,016	0.30%
Michael J. Merriman	3,000	98,237	101,237	0.23%
James A. Mitarotonda (5)	817,550	51,394	868,944	1.93%
Marshall D. Moore	12,725	—	12,725	0.03%
Anne P. Noonan	119,896	—	119,896	0.27%
Steven W. Percy	15,617	100,451	116,068	0.26%
Larry J. Porcellato	7,500	96,220	103,720	0.23%
Michael A. Quinn	47,891	—	47,891	0.11%
Allan R. Rothwell	—	85,645	85,645	0.19%
William R. Seelbach	59,523	100,451	159,974	0.36%
All 14 Directors and Executive Officers as a group	1,289,492	781,489	2,070,981	4.61%
ARP Americas, et. al. (6)	5,546,117	—	5,546,117	12.35%
GAMCO Investors Inc., et al. (7)	4,337,911	—	4,337,911	9.66%
BlackRock Inc. (8)	3,301,099	—	3,301,099	7.35%
The Vanguard Group, Inc. (9)	2,722,656	—	2,722,656	6.06%

(1)
This column includes each director’s or executive officer’s holdings or beneficial ownership of OMNOVA common shares, as well as OMNOVA common shares held by executive officers in the OMNOVA Solutions Inc. Employee Share Purchase Plan.

(2)
Restricted share units are granted annually to executives and to non-employee directors under OMNOVA’s 2017 Equity Incentive Plan. For executive officers, only restricted share units that are scheduled to vest within 60 days of the date of this report are considered “beneficially owned” for purposes of this table. Mr. LeMay’s restricted share units may vest within 60 days of the date of this report because he satisfies all of the criteria for early retirement under the 2017 Equity Incentive Plan.

(3)
The amounts reported in this column do not include shares that are committed for payment in cash upon vesting or distribution. Shares excluded for those reasons include shares held by directors under the Directors Deferred Compensation Plan.

(4)
The percentages reported in this column for each of OMNOVA’s directors, executive officers, and holders of more than 5% of OMNOVA common shares are based on OMNOVA’s 44,924,407 outstanding common shares on March 24, 2020.

(5)
The amounts reported for Mr. Mitarotonda under the “Common Shares” column include 700,472 shares held directly by Barington Companies Equity Partners, L.P. (“Barington Equity”), and 65,684 shares held in the account of MSF Partners, LLLP (“MSF Account”), for which Barington Companies Investors, LLC (“Barington Investors”) serves as investment adviser. Mr. Mitarotonda is the sole stockholder of LNA Capital Corp. (“LNA”), the general partner of Barington Capital Group L.P. (“Barington Capital”), which is in turn the majority member of Barington Investors. Barington Investors serves as the general partner of Barington Equity. Accordingly, each of Mr. Mitarotonda, LNA, Barington Investors, and Barington Capital may be deemed to have sole power to vote and dispose of the shares owned by Barington Equity and the shares held in the MSF Account. Barington Equity may be deemed to have sole power to vote and dispose of the shares it owns directly. Mr. Mitarotonda disclaims beneficial ownership of any such shares except to the extent of his pecuniary interest therein.

(6)
Based solely upon information contained in the Schedule 13G/A filed by ARP Americas L.P. and its affiliates with the Securities and Exchange Commission on January 27, 2020. ARP Americas L.P. reported that it and its affiliates collectively held voting and dispositive power over 5,546,117 common shares. Each of the following entities was identified by ARP Americas L.P. as a direct or indirect subsidiary that beneficially owns OMNOVA common shares as part of the group: Asset Management Exchange Master ICAV; CRO ARC AAL, LLC; LMAP 902 Limited; ARP Alternative Risk Premia 2X Master Fund Ltd.; and ARP Alternative Risk Premia Master Fund Ltd.

(7)
Based solely upon information contained in the Schedules 13D/A filed with the Securities and Exchange Commission on March 6, 2020 by GAMCO Investors, Inc. for itself and its affiliates. The entities reported their beneficial ownership of OMNOVA common shares as follows, as of August 28, 2019: (a) Gabelli Funds LLC had sole voting and dispositve authority over 2,193,931 shares; (b) GAMCO Asset Management Inc. had sole voting and dispositive authority over 1,042,327 shares; (c) Teton Advisors, Inc. had sole voting and dispositive authority over 219,027 shares; and (d) Gabelli & Company Investment Advisers, Inc. had sole voting and dispositive authority over 882,626 shares. The reported address of GAMCO Investors, Inc. et al, is One Corporate Center, Rye, NY 10580.

(8)
Based solely upon information contained in the Schedule 13G/A filed by BlackRock Inc. with the Securities and Exchange Commission on February 5, 2020. BlackRock Inc. reported that it and its subsidiaries collectively held voting and dispositive power over 3,301,099 common shares. Each of the following entities was identified by BlackRock Inc. as a direct or indirect subsidiary that beneficially owns OMNOVA common shares as part of the group: BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock (Netherlands) B.V.; BlackRock Fund Advisors; BlackRock Asset Management Ireland LImited; BlackRock Institutional Trust Company, N.A.; BlackRock Financial Management, Inc.; BlackRock Asset Management Schweiz AG; and BlackRock Investment Management, LLC.

(9)
Based solely upon information contained in the Schedule 13D/A filed by GAMCO Investors, Inc. with the Securities and Exchange Commission on A. The Vanguard Group, Inc. reported that it held sole voting power of 93,103 common shares, shared voting power over 2,900 common shares, sole dispositive power over 2,632,554 common shares, and shared dispositive power over 90,102 common shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 87,202 common shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 8,801 common shares as a result of its serving as investment manager of Australian investment offerings.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related-party transactions
OMNOVA’s Business Conduct Policies require all employees and directors of the Company and their related persons to avoid conflicts of interest with OMNOVA. Any transaction, relationship, or arrangement with OMNOVA in which a director, employee, or other related person has a direct or indirect material interest (excluding compensation for service as an officer or director) is subject to review by the Company’s law department and the Audit Committee to prevent, minimize, or eliminate conflicts of interest.
During the 2019 fiscal year and through the date of this proxy statement, there were no transactions between OMNOVA and any employee, director, greater-than-5% shareholder, or their related persons that were required to be disclosed under Item 404(a) of Regulation S-K, and no such transactions are currently contemplated.
Director independence
OMNOVA’s Corporate Governance Guidelines provide that at least a majority of the members of the Board will be independent under the rules of the New York Stock Exchange and other applicable laws, rules, and regulations. The independence standards set by the New York Stock Exchange identify categories of relationships between a director and OMNOVA that disqualify a director from being deemed independent.
The rules of the New York Stock Exchange charge the Board with affirmatively determining whether a director is independent from the Company. Every year, each director and officer of the Company completes a questionnaire that provides information about relationships which may affect the director’s independence. Management also provides the Board with any relevant facts and circumstances of which it is aware that may affect a determination of any director’s independence.
The Board has reviewed the independence of each director, taking into account any commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships between the directors and OMNOVA or its officers, and has determined that, other than Ms. Noonan, all of its directors (David J. D’Antoni, Janet Plaut Giesselman, Joseph M. Gingo, James A. Mitarotonda, Michael J. Merriman, Steven W. Percy, Larry B. Porcellato, Allan R. Rothwell, and William R. Seelbach) are independent for Board service generally, and independent for purposes of the committees on which they serve.

Item 14. Principal Accounting Fees and Services

Ernst & Young’s fees
The following table summarizes the fees billed to OMNOVA for services provided by its independent auditor, Ernst & Young, for fiscal years 2019 and 2018.

Service	FY 2019 ($)	FY 2018 ($)
Audit Fees (1)	2,381,400	2,354,400
Audit-Related Fees (2)	91,500	221,500
Tax Fees (3)	565,000	389,600
All Other Fees (4)	—	—
Total	3,037,900	2,965,500

(1)
Aggregate fees billed for professional services in connection with the integrated audit of OMNOVA’s annual financial statements for the fiscal years ended November 30, 2019 and November 30, 2018, respectively, reviews of financial statements included in OMNOVA’s Forms 10-Q during fiscal years 2019 and 2018, respectively, foreign statutory audits performed in accordance with local requirements for OMNOVA’s foreign subsidiaries during fiscal years 2019 and 2018, and audits of OMNOVA’s internal controls over financial reporting for fiscal years 2019 and 2018.

(2)	Aggregate fees billed for assurance and related services and accounting diligence services that are reasonably related to the performance of the audits or review of OMNOVA’s financial statements.

(3)
Aggregate fees billed for tax services. These services consisted of tax compliance, preparation, and planning services provided to certain domestic and foreign subsidiaries of OMNOVA during fiscal years 2019 and 2018.

(4)	Aggregate fees billed for permitted products and services other than those described above.

Preapproval policies and procedures
Annually, the Audit Committee approves the scope of and fees for year-end and statutory audits by OMNOVA’s independent auditor for the following fiscal year. At that time, management may also request that the committee preapprove additional permitted projects and services to be conducted by the independent auditor. The Audit Committee reviews and, if acceptable, pre-approves these additional projects and services prior to their commencement. Management periodically updates the Audit Committee on the progress and spend for each of these projects and services. The Audit Committee has delegated up to $50,000 of aggregate authority to its chair to preapprove the engagement of the independent auditor for audit and permitted non-audit services. The Audit Committee chair is required to report to the committee on the services he has approved within his authority at the next regularly scheduled Audit Committee meeting. Any other services to be provided by the independent auditor must be approved by the Audit Committee in advance. All services provided by Ernst & Young during the 2019 fiscal year were approved in accordance with the these policies and procedures.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)(3) Exhibits
EXHIBIT INDEX

Exhibit	Description

4.1	Description of the Registrant’s Securities
31.1(a)	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(a)	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

OMNOVA Solutions Inc.
Date:	March 27, 2020
		By	/s/ Anne P. Noonan
Anne P. Noonan President and Chief Executive Officer and Director (Principal Executive Officer)

		By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman and Director	March 27, 2020
William R. Seelbach

*	Director	March 27, 2020
D. J. D’Antoni

*	Director	March 27, 2020
Janet Plaut Giesselman

*	Director	March 27, 2020
Joseph M. Gingo

*	Director	March 27, 2020
Michael J. Merriman

*	Director	March 27, 2020
James A. Mitarotonda

*	Director	March 27, 2020
Steven W. Percy

*	Director	March 27, 2020
Larry B. Porcellato

*	Director	March 27, 2020
Allan R. Rothwell

*Signed by the undersigned as attorney-in-fact and agent for the Directors indicated.

/s/ Frank P. Esposito		March 27, 2020
Frank P. Esposito