Form 10-Q
period 2020-02-29
OMNOVA SOLUTIONS INC
filed 2020-03-30
CIK 1090061

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________

Form	10-Q
_______________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended February 29, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
At February 29, 2020, there were 44,923,759 outstanding shares of OMNOVA Solutions’ Common Stock, par value $0.10.

OMNOVA SOLUTIONS INC.

Part I. Financial Information
Item 1. Financial Statements
OMNOVA SOLUTIONS INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	February 29, 2020	February 28, 2019
	(Dollars and shares in millions, except per share data)
Net sales	$155.6	$168.9
Cost of goods sold (exclusive of depreciation)	120.4	132.0
Gross profit	35.2	36.9

Other costs and expenses:
Selling, general and administrative	26.8	28.7
Depreciation and amortization	7.7	8.0
Restructuring and severance	0.2	1.1
Interest expense	4.6	5.0
Merger, acquisition, and integration related expense	0.8	0.3
Other (income) expense, net	(0.1)	(0.8)
Total other costs and expenses	40.0	42.3

Income (loss) before income taxes	(4.8)	(5.4)
Income tax (benefit) expense	(0.9)	(0.8)

Net income (loss)	$(3.9)	$(4.6)

Net income (loss) per share - Basic and Diluted	$(0.09)	$(0.10)

Weighted average shares outstanding - Basic and Diluted	44.9	44.7
See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	February 29, 2020	February 28, 2019
	(Dollars in millions)
Net income (loss)	$(3.9)	$(4.6)

Components of other comprehensive income (loss):
Foreign currency translations:
Unrealized net change during the period	(0.9)	3.7
Unrealized net change on intercompany foreign debt during the period	—	0.1
Foreign currency translations, net of tax	(0.9)	3.8

Post retirement benefit plans:
Amortization of net loss included in net periodic benefit cost	1.5	0.8
Tax effect	—	(0.2)
Post-retirement benefit plans, net of tax	1.5	0.6
Other comprehensive income (loss), net of tax	0.6	4.4
Comprehensive income (loss)	$(3.3)	$(0.2)

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Balance Sheets

	February 29, 2020	November 30, 2019
	(Unaudited)	(Audited)
	(Dollars in millions, except share amounts)
ASSETS:
Current Assets
Cash and cash equivalents	$40.9	$50.9
Accounts receivable, net	91.2	90.4
Inventories, net	82.0	81.5
Prepaid expenses and other	6.7	8.3
Total Current Assets	220.8	231.1

Property, plant and equipment, net	192.5	209.0
Intangible assets, net	40.1	41.0
Goodwill	69.4	69.4
Right of use assets	26.6	—
Other non-current assets	5.0	5.6
Total Assets	$554.4	$556.1

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Short-term debt	$4.3	$4.3
Accounts payable	78.1	85.3
Accrued payroll and personal property taxes	14.9	17.8
Short-term operating lease liabilities	3.5	—
Employee benefits	3.2	3.1
Other current liabilities	1.9	2.7
Total Current Liabilities	105.9	113.2

Long-term debt	325.2	322.8
Post-retirement benefits other than pensions	5.2	5.3
Pension liabilities	74.0	75.5
Long-term operating lease liabilities	10.0	—
Deferred income taxes	9.1	10.9
Other non-current liabilities	7.8	7.5
Total Liabilities	537.2	535.2

Shareholders’ Equity
Preferred stock - $1.00 par value; 15.0 million shares authorized; none outstanding	—	—
Common stock - $0.10 par value; 135.0 million shares authorized; 48.3 million shares issued; 44.9 million and 44.8 million shares outstanding as of February 29, 2020 and November 30, 2019, respectively	4.8	4.8
Additional contributed capital	348.4	348.6
Retained deficit	(172.5)	(168.3)
Treasury stock at cost - 3.4 million and 3.5 million shares as of February 29, 2020 and November 30, 2019, respectively	(25.3)	(25.4)
Accumulated other comprehensive loss	(138.2)	(138.8)
Total Shareholders’ Equity	17.2	20.9
Total Liabilities and Shareholders’ Equity	$554.4	$556.1

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 29, 2020	February 28, 2019
	(Dollars in millions)
Operating Activities:
Net income (loss)	$(3.9)	$(4.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7.7	8.0
Amortization and write-off of debt issuance costs	0.4	0.4
Non-cash stock compensation expense	0.6	0.3
Provision for uncollectible accounts	—	0.1
Provision for obsolete inventories	0.6	0.6
Deferred income taxes	(0.1)	(0.4)
Other	—	0.1
Changes in operating assets and liabilities:
Accounts receivable	1.3	4.0
Inventories	0.1	(11.5)
Other current assets	1.6	(3.9)
Current liabilities	(9.9)	2.2
Other non-current assets	(3.8)	(1.3)
Other non-current liabilities	(0.7)	(2.3)
Payments on operating leases	(1.2)	—
Net Cash Provided By (Used In) Operating Activities	(7.3)	(8.3)

Investing Activities:
Capital expenditures	(4.0)	(7.4)
Business acquisition	—	(2.8)
Net Cash Provided By (Used In) Investing Activities	(4.0)	(10.2)

Financing Activities:
Proceeds from borrowings	108.7	15.2
Repayment of debt obligations	(106.7)	(17.2)
Payments on financing leases	(0.2)	—
Employee tax withholdings related to redemption of common shares	(0.2)	(0.3)
Net Cash Provided By (Used In) Financing Activities	1.6	(2.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.8
Net Increase (Decrease) In Cash And Cash Equivalents	(10.0)	(20.0)

Cash and cash equivalents at beginning of period	50.9	54.1
Cash and Cash Equivalents at End of Period	$40.9	$34.1

Supplemental Cash Flow Information:
Cash paid for:
Interest	$4.2	$4.7
Income taxes	$0.4	$0.3

See notes to unaudited interim consolidated financial statements.

OMNOVA SOLUTIONS INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of February 29, 2020
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
The proposed Merger has been unanimously approved by the respective Boards and shareholders of Synthomer and the Company, and has received all necessary regulatory approvals. The closing of the Merger is expected to occur on April 1, 2020.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the OMNOVA Solutions Inc. (“OMNOVA

Solutions”, "OMNOVA", the “Company”, "we", "us" or "our") Annual Report on Form 10-K for the year ended November 30, 2019, previously filed with the Securities and Exchange Commission (“SEC”).
The consolidated financial statements as of February 29, 2020 have been derived from the unaudited interim consolidated financial statements at that date and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
A detailed description of the Company’s significant accounting policies and Management judgments is located in the audited consolidated financial statements for the year ended November 30, 2019, included in the Company’s Form 10-K filed with the SEC.
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
Specialty Solutions – The Specialty Solutions segment consists of three business lines: specialty coatings & ingredients, oil & gas, and laminates & films. The Specialty Solutions segment develops, designs, produces, and markets a broad line of specialty products for use in coatings, adhesives, sealants, elastomers, laminates, films, nonwovens, and oil & gas products. These products are used in numerous applications, including architectural and industrial coatings; nonwovens used in hygiene products, filtration and construction; drilling additives for oil and gas drilling, cementing and fracking; elastomeric modification of plastic casings and hoses used in household and industrial products and automobiles; tapes and adhesives; sports surfaces; textile finishes; commercial building refurbishment; new construction; residential cabinets; flooring; ceiling tile; furnishings; manufactured housing; health care patient and common area furniture; and a variety of industrial films applications. The segment's products improve the performance of customers' products, including stain, rust and aging resistance; surface modification; gloss; softness or hardness; dimensional stability; high heat and pressure tolerance; and binding and barrier (e.g.; moisture, oil) properties.
Performance Materials – The Performance Materials segment serves mature markets including plastics, paper, carpet and coated fabrics with a broad range of polymers based primarily on styrene butadiene (SB), styrene butadiene acrylonitrile (SBA), styrene butadiene vinyl pyridine, high styrene pigments, polyvinyl acetate, acrylic, styrene acrylic, calcium stearate, glyoxal, and bio-based chemistries. Performance Materiarls' custom-formulated products are tailored latexes, resins, binders, antioxidants, hollow plastic pigment, coated fabrics, and rubber reinforcing which are used in tire cord, polymer stabilization, industrial rubbers, carpet, paper, and various other applications. Its products provide a variety of functional properties to enhance the Company's customers' products, including greater strength, adhesion, dimensional stability, ultraviolet resistance, improved processibility, and enhanced appearance.
Accounting Standards
Accounting Standards Adopted in 2020
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The new guidance was effective for the Company's fiscal year that began on December 1, 2019 and required a modified retrospective approach to the adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available.
The Company adopted this standard, effective December 1, 2019, using this new transition method under ASU 2018-11. The Company elected to adopt the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward historical lease classification, assessment on whether a contract is or contains a lease, and initial direct costs for any leases that existed prior to the adoption of the new standard. The Company also elected to combine lease and non-lease components and to not recognize lease assets or liabilities for leases with an initial term of 12 months or less. The Company has determined the initial impact to be approximately $27.0 million recognized as total rights of use assets and approximately $28.5 million for total lease liabilities on the consolidated balance sheet as of December 1, 2019, inclusive of financing leases that were previously recognized as capital leases. The Company also recognized a cumulative effect adjustment to retained earnings of $0.3 million for the accounting impact of the fair value of right of use assets and previously recorded prepaid lease expense. Refer to Note N for additional information.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for standard tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this standard, effective December 1, 2019, and determined that it did not have a material impact on its consolidated financial statements and related disclosures.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, which applies targeted improvements to the hedge accounting guidance, including removing the requirement to record the ineffective portion of a hedging instrument in current period income. The Company adopted this standard, effective December 1, 2019, and determined that it did not have a material impact on its consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
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

The following table summarizes disaggregated net sales by geographic region and reportable segment for the three months ended February 29, 2020 and February 28, 2019:

	Americas	Asia	Europe	Total
Three months ended February 29, 2020	(Dollars in millions)
Specialty Solutions	$70.0	$10.4	$32.4	$112.8
Performance Materials	23.8	13.3	5.7	42.8
Total net sales	$93.8	$23.7	$38.1	$155.6

Three months ended February 28, 2019
Specialty Solutions	$70.4	$7.6	$34.7	$112.7
Performance Materials	33.3	11.2	11.7	56.2
Total net sales	$103.7	$18.8	$46.4	$168.9

Note C – Financial Instruments and Fair Value Measurements
Financial Risk Management Objectives and Policies
The Company is exposed primarily to credit, interest rate, and foreign currency rate risks, which arise in the normal course of business.
Credit Risk
Credit risk is the potential financial loss resulting from the failure of a customer or counterparty to settle its financial and contractual obligations with the Company as and when they fall due. The primary credit risk for the Company is its accounts receivable, which are generally unsecured. The Company has established credit limits for customers and monitors their balances to mitigate its risk of loss. Concentrations of credit risk with respect to accounts receivable are generally limited due to the wide variety of customers and markets using the Company's products. There was no single customer that represented more than 10% of the Company’s consolidated net sales during the three month periods ending February 29, 2020 and February 28, 2019. There was no single customer who represented more than 10% of the Company’s net trade receivables at February 29, 2020 or November 30, 2019.
Interest Rate Risk
The Company’s exposure to the risk of changes in market interest rates relates primarily to the Company’s Term Loan B, Senior Secured Revolving Credit Facility, and various foreign subsidiary borrowings, all of which bear interest at variable rates, approximating market interest rates.

Foreign Currency Rate Risk
The Company incurs foreign currency rate risk on sales and purchases denominated in currencies other than the functional currency. The currencies giving rise to this risk are primarily the Euro, Great Britain Pound Sterling, Renminbi, and Thai Baht.
Foreign currency exchange contracts are used by the Company to manage risks from the change in market exchange rates on cash payments by the Company's foreign subsidiaries and U.S. Dollar cash holdings in foreign locations. These forward contracts are used on a continuing basis for periods of approximately thirty days, consistent with the underlying hedged transactions. Hedging intends to offset the impact of foreign exchange rate movements on the Company’s operating results. The counterparties to these instruments are investment-grade financial institutions and the Company does not anticipate any non-performance. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit rating of these institutions. Such instruments are not purchased or sold for trading purposes. These contracts are not designated as hedging instruments and changes in fair value of these instruments are recognized in earnings immediately. Net losses on foreign currency contracts that were recorded in the Consolidated Statement of Operations, as a component of other income, were $0.1 million and $0.2 million for the three-month periods ending February 29, 2020 and February 28, 2019, respectively.
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
Fair Value Measurements
The Company uses the market approach and the income approach to value assets and liabilities as appropriate. The following financial assets and liabilities are measured and presented at fair value on a recurring basis as of February 29, 2020 and November 30, 2019:

	Notional Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in millions)
Fair value measurements - February 29, 2020:
Financial assets
Foreign currency exchange contracts	$11.6	$0.1	$—	$0.1	$—
Total assets	$11.6	$0.1	$—	$0.1	$—

Fair value measurements - November 30, 2019:
Financial assets
Foreign currency exchange contracts	$16.6	$—	$—	$—	$—
Total assets	$16.6	$—	$—	$—	$—

There were no transfers into or out of Level 3 during the first three months of 2020 or 2019.
The fair value of the Company’s Term Loan B at February 29, 2020 approximated $291.8 million, which is less than its book value of $297.8 million as a result of prevailing market rates on the Company’s debt. The fair value of the Term Loan B is based on market price information and is measured using the last available trade of the instrument on a secondary market in each respective period and therefore is considered a Level 2 measurement. The fair value is not indicative of the amount that the Company would have to pay to redeem these instruments since they are infrequently traded and are not callable at this value. The carrying value of the Senior Secured Revolving Credit Facility approximates fair value. The fair value of the Company's capital lease obligation approximates its carrying amount based on estimated borrowing rates to discount the future cash flows to their present value.
Note D - Restructuring and Severance
The following table is a summary of restructuring and severance charges for the three months ended February 29, 2020 and February 28, 2019:

	Three Months Ended
	February 29, 2020	February 28, 2019
	(Dollars in millions)
Severance Expense:
Performance Materials	$—	$0.7
Total Severance Costs	—	0.7
Facility Closure Costs:
Performance Materials	0.2	0.4
Total Restructuring and Severance Costs	$0.2	$1.1

Costs for restructuring plans are recognized as a component of restructuring and severance expense within the consolidated statements of operations. The Company initiated the following restructuring plan:

2018 Restructuring Plan

During the third quarter of fiscal 2018, the Company announced its plan to close its styrene butadiene manufacturing facility in Green Bay, Wisconsin, moving production to its Mogadore, Ohio facility. The Company recorded $0.2 million of restructuring and severance expenses in the first 3 months of 2020 related to this plan. Total expense incurred to date for this plan is $6.3 million, all of which has been paid as of February 29, 2020. As of February 29, 2020, the plan was considered to be substantially complete.

The following table summarizes the Company's liabilities related to restructuring activities:

	November 30, 2019	2020		February 29, 2020
		Provision	Payments
	(Dollars in millions)
Total	$—	$0.2	$0.2	$—

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

Note E – Income Taxes
The Company recorded income tax benefit of $0.9 million and $0.8 million for the three months ended February 29, 2020 and February 28, 2019, respectively. The Company’s effective tax rate for the first quarters of both 2020 and 2019 were different than the U.S. federal statutory tax rate primarily due to losses in jurisdictions in which no tax benefit was recognized.
As of February 29, 2020, the Company has $69.9 million of U.S. federal net operating loss carryforwards ("NOLC's"), $8.1 million of U.S. federal capital loss carryforwards, $18.4 million of deductible interest expense carryforwards, $0.1 million of foreign tax credit carryforwards, $0.1 million of AMT credit carryforwards, and $82.1 million of state NOLC's. As a result, cash tax payments in the U.S. are expected to be minimal for the foreseeable future. The majority of the federal, state, and local NOLC's will expire in tax years 2023 through 2034 while the foreign tax credit carryforwards will expire in the tax years 2020 through 2022, and the capital loss carryforwards will expire beginning in tax year 2022. The Company has a valuation allowance against the U.S. federal and state NOLC's, the U.S. federal capital loss carryforward, and the interest expense carryforward.

As of February 29, 2020, the Company had approximately $2.1 million of foreign NOLC's. The Company has recognized a valuation allowance against $1.9 million of the foreign NOLC's as the Company does not anticipate utilizing this portion of the carryforwards.
With limited exceptions, the Company is no longer open to audits under the statutes of limitation by the Internal Revenue Service and various states and foreign taxing jurisdictions for years prior to 2014.
Note F – Net Income (Loss) Per Share
The following table summarizes the computation of net income (loss) per common share and net income (loss) per common share, assuming dilution:

	Three Months Ended
	February 29, 2020	February 28, 2019
	(Dollars and shares in millions, except per share data)
Numerator:
Net income (loss)	$(3.9)	$(4.6)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares outstanding	44.9	44.7
Effect of dilutive securities	—	—
Denominator for dilutive earnings (loss) per share - adjusted weighted average shares and assumed conversions	44.9	44.7

Net income (loss) per share - Basic and Diluted	$(.09)	$(.10)
There are no anti-dilutive securities for the periods presented.
Note G – Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss), net of tax, for the three months ended February 29, 2020 and February 28, 2019 consisted of the following:

	Foreign Currency Items	Defined Benefit Plans	Accumulated Other Comprehensive (Income) Loss
Three months ended February 29, 2020 and February 28, 2019	(Dollars in millions)
Balance November 30, 2019	$(19.0)	$(119.8)	$(138.8)
Other comprehensive income (loss) before reclassifications	(0.9)	—	(0.9)
Amounts reclassified to earnings (a)	—	1.5	1.5
Balance February 29, 2020	$(19.9)	$(118.3)	$(138.2)

Balance November 30, 2018	$(32.6)	$(89.8)	$(122.4)
Other comprehensive income (loss) before reclassifications	3.8	—	3.8
Amounts reclassified to earnings (a)	—	0.6	0.6
Balance February 28, 2019	$(28.8)	$(89.2)	$(118.0)

(a) Amounts reclassified from accumulated other comprehensive income (loss) related to defined benefit plans were included in net periodic benefit expense.

Note H – Shareholders' Equity

The following tables reflect the changes in shareholders' equity for the three months ended February 29, 2020 and February 28, 2019:

	Number of Common Shares Outstanding	Common Stock	Additional Contributed Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(Dollars and shares in millions)
Balance November 30, 2019	44.8	$4.8	$348.6	$(168.3)	$(25.4)	$(138.8)	$20.9
Net income (loss)				(3.9)			(3.9)
Foreign currency translations						(0.9)	(0.9)
Adjustment for accounting change				(0.3)			(0.3)
Post-retirement benefit plans						1.5	1.5
Shared-based compensation			0.4				0.4
Other	0.1		(0.6)		0.1		(0.5)
Balance February 29, 2020	44.9	$4.8	$348.4	$(172.5)	$(25.3)	$(138.2)	$17.2

Balance November 30, 2018	44.9	$4.8	$345.9	$(145.4)	$(25.3)	$(122.4)	$57.6
Net income (loss)				(4.6)			(4.6)
Foreign currency translations						3.8	3.8
Adjustment for accounting change				(0.5)			(0.5)
Post-retirement benefit plans						0.6	0.6
Share-based compensation			0.3				0.3
Other	(0.1)				(0.2)		(0.2)
Balance February 28, 2019	44.8	$4.8	$346.2	$(150.5)	$(25.5)	$(118.0)	$57.0

Note I – Inventories
Inventories are stated at lower of cost or net realizable value. U.S. inventories are valued using the last-in, first-out (“LIFO”) method and represented approximately $50.5 million, or 48.6%, and $48.4 million, or 47.2%, of gross inventories at February 29, 2020 and November 30, 2019, respectively. The remaining portion of inventories, which are located outside of the U.S., are valued using the first-in, first-out (“FIFO”) or an average cost method. Interim LIFO calculations are based on Management's estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory valuations. Inventory costs include material, labor, and overhead. Inventories, net, consisted of the following:

	February 29, 2020	November 30, 2019
	(Dollars in millions)
Raw materials and supplies	$32.2	$31.4
Work-in-process	6.0	4.7
Finished goods	65.6	66.6
Inventories, gross	103.8	102.7
LIFO reserve	(15.6)	(15.1)
Obsolescence reserve	(6.2)	(6.1)
Inventories, net	$82.0	$81.5

Note J – Debt and Credit Lines
Short-term debt consists of the following debt obligations that are due within the next twelve months:

	February 29, 2020	November 30, 2019
	(Dollars in millions)
$350 million Term Loan B, due 2023, current portion (interest at 4.89% and 5.03%, respectively)	$3.5	$3.5
Finance lease obligations, current portion	0.8	0.8
Total	$4.3	$4.3
The Company’s long-term debt consists of the following:

	February 29, 2020	November 30, 2019
	(Dollars in millions)
$350 million Term Loan B, due 2023 (interest at 4.89% and 5.03%, respectively)	$297.8	$298.6
Senior Secured Revolving Credit Facility, due 2021 (interest at 3.44% and 3.25%, respectively)	22.0	19.0
Finance lease obligations	14.8	14.9
Gross debt	334.6	332.5
Less: current portion	(4.3)	(4.3)
Unamortized original issue discount	(1.6)	(1.7)
Debt issuance costs	(3.5)	(3.7)
Total long-term debt, net of current portion	$325.2	$322.8

The weighted-average interest rate on the Company’s short-term debt was 4.97% and 5.71% during the first quarter of 2020 and 2019, respectively.
Term Loan B
The Company's $350.0 million Term Loan B ("Term Loan B") matures on August 26, 2023 and is primarily secured by all real property, plant, and equipment of the Company's U.S. facilities and fully and unconditionally and jointly and severally guaranteed by the material U.S. subsidiaries of the Company. The Term Loan B contains affirmative and negative covenants, including a requirement to maintain a net debt leverage ratio of 5.0 to 1.0, limitations on additional debt, certain investments, and acquisitions outside of the Company’s line of business. The Company is in compliance with its Term Loan B covenants as of February 29, 2020.
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

Senior Secured Revolving Credit Facility
The Company's Senior Secured Revolving Credit Facility (the "Facility") matures on August 26, 2021 and is secured by U.S. accounts receivable, inventory, and intangible assets. The Facility contains affirmative and negative covenants, similar to the Term Loan B, including limitations on additional debt, certain investments and acquisitions outside of the Company’s line of business. If the average excess availability of the Facility falls below $25.0 million during any fiscal quarter, the Company must then maintain a fixed charge coverage ratio greater than 1.1 to 1.0 as defined in the agreement. The Company was in compliance with this requirement at February 29, 2020. At February 29, 2020 there was a balance of $22.0 million borrowed under the Facility and the amount available for borrowing under the Facility was $33.8 million.
Eurodollar Revolving Loan
The Company has a Eurodollar Revolving Loan ("Revolver") with a borrowing capacity of €25.0 million. The Company has the ability to increase borrowing capacity through a €9.0 million expansion feature as needed. The Revolver is secured by European accounts receivable. All other material terms are similar to the Company's U.S. Facility, including the maturity date of August 26, 2021. The Revolver provides additional liquidity and working capital flexibility in Europe. At February 29, 2020 there were no amounts borrowed under the Revolver and the amount available for borrowing under the Revolver was €16.7 million.

Other Debt
The Company has borrowing facilities at certain of its foreign subsidiaries, which consist primarily of working capital credit lines, and facilities for the issuance of letters of credit. Total borrowing capacity for these facilities was $6.6 million and $12.1 million as of February 29, 2020 and November 30, 2019, respectively. There were no amounts borrowed under these facilities at February 29, 2020 and November 30, 2019.

Debt Issuance Costs and Original Issue Discounts
Debt issuance costs and original issue discounts incurred in connection with the issuance of the Company's debt are being amortized over the respective terms of the underlying debt, including any amendments. Total amortization expense of debt issuance costs and original issue discounts is included as a component of interest expense and was $0.4 million for the three months ended February 29, 2020 and February 28, 2019, respectively.

Note K – Share-Based Employee Compensation
The Company provides compensation benefits to employees under the OMNOVA Solutions 2017 Equity Incentive Plan (the “Plan”), which was approved by shareholders on March 22, 2017. The Plan permits the Company to grant to officers, key employees and non-employee directors of the Company incentives directly linked to the price of OMNOVA Solutions’ common shares. The Plan authorizes the issuance of Company common shares in the aggregate for (a) awards of options rights to purchase Company common shares, (b) performance shares and performance units, (c) restricted shares, (d) restricted share units, or (e) appreciation rights. Shares granted under the Plan may be either newly issued shares or treasury shares or both. As of February 29, 2020, approximately 1.1 million Company common shares remained available for grants under the Plan. All options granted under the Plan are granted at exercise prices equal to the market value of the Company’s common shares on the date of grant. Additionally, the Plan provides that the term of any option granted under the Plan may not exceed 10 years.
During the year ended November 30, 2019, the Company granted performance share awards ("PSA's") to its executive officers. The PSA's provide recipients the right to receive the Company's common shares if specified performance goals, including a performance goal relative to peers, are met over a three fiscal year measurement period. Each grantee receives a target grant of PSA's, but may earn between 0% and 200% (or in the case of the Company's Chief Executive Officer, between 0% and 160% for awards granted prior to 2019, and between 0% and 143% for grants made in 2019) of the target grant depending on the Company's performance against the stated performance goals. The estimated fair value of performance share awards granted is based on the closing market price of the Company’s common shares at each reporting period and recorded based on achievement of target performance metrics.
Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). The fair value of restricted share awards ("RSA's") and the fair value of restricted share units ("RSU's"), and PSA's are determined based on the closing market price of the Company’s ordinary shares at the date of grant. RSU's entitle the holder to receive one ordinary share for each RSU at vesting, generally over a three year period from the date of grant. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.
Compensation expense for all share-based payments included in general and administrative expense was $0.6 million and $0.3 million for the first three months of 2020 and 2019, respectively.
As of February 29, 2020, there was $3.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements.
A summary of the RSA, RSU, and PSA activity for 2020 follows:

	Share Awards & Units	Weighted-Average Grant Date Fair Value per Share
Non-vested at December 1, 2019	1,712,496	$8.02
Vested	(109,466)	$8.69
Canceled and Forfeited	(168)	$8.40
Non-vested at February 29, 2020	1,602,862	$7.94

The Company also provides eligible employees the opportunity to purchase Company common shares through payroll deductions under the OMNOVA Solutions Employee Share Purchase Plan (the "ESPP"). The purchase price for common shares purchased from the Company will be 85% of the closing price of the common shares on the New York Stock Exchange on the investment date. Participants may contribute funds to the ESPP, not to exceed $25,000 in any calendar year. If a participant terminates his or her employment with the Company or its subsidiaries, the participant's participation will immediately terminate, uncommitted funds will be applied to the purchase of common shares, and the participant's account will be converted to a regular brokerage account. As of February 29, 2020, there were approximately 57,000 shares purchased by eligible participants through the ESPP.
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
Net periodic benefit cost (income) consisted of the following for the three month periods ending February 29, 2020 and February 28, 2019:

	Pension Plans		Health Care Plans
	(Dollars in millions)
Three months ended February 29, 2020 and February 28, 2019	2020	2019	2020	2019
Service costs	$0.7	$0.7	$—	$—
Interest costs	1.9	2.5	$0.1	$0.1
Expected return on plan assets	(3.9)	(3.9)	—	—
Amortization of net actuarial (gain) loss	1.7	1.1	$(0.2)	$(0.3)
Net periodic cost (benefit)	$0.4	$0.4	$(0.1)	$(0.2)

Service cost is recorded in SG&A, while other components of net periodic pension costs are recorded in Other (Income) Expense. Service cost represents plan administration expenses. The Company expects to contribute approximately $6.6 million to its pension plans during fiscal 2020. There were no contributions made during the first three months of 2020.
The Company also sponsors a defined contribution 401(k) plan. Participation in this plan is available to substantially all U.S. salaried employees and to certain groups of U.S. hourly employees. Company contributions to this plan are based on either a percentage of employee contributions or on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Contribution expense for this plan was $0.7 million for the first three months of both 2020 and 2019.
Note M – Contingencies
China Customs Matter
In December 2019, the China Customs office in Shanghai notified the Company that it intended to issue a finding that the Company had previously used an incorrect customs code in connection with exports from China in respect of a small product line. In January, 2020, the China Customs office issued its finding, which required the Company to pay a $500,000 penalty which was recorded in the Company’s consolidated financial statements for the quarter ended February 29, 2020. As a result of the finding by the China Customs office, the local Shanghai taxing authority may seek to recoup certain value added tax ("VAT") refunds previously received by the Company in respect of the exported products. The Company intends to vigorously defend its position if a proceeding is initiated. As of February 29, 2020, the Company does not have sufficient information to reasonably estimate the amount of possibly recoupment of historical VAT refunds and related amounts which may be payable, if any. Accordingly, no provision related to this matter has been recorded in the Company's consolidated financial statements as of February 29, 2020.
Other Matters
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

Note N - Leases

The Company enters into operating and finance leases for office buildings, manufacturing facilities and equipment, rail cars, information technology equipment, vehicles and certain other equipment. The Company determines whether an arrangement is a lease at inception.

Any lease arrangements with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet and lease costs for these lease arrangements are recognized on a straight-line basis over the lease term. Many of the Company’s lease arrangements provide the options to exercise one or more renewal terms or to terminate the lease arrangement. The Company includes these options when it is reasonably certain it will exercise them and includes the remaining period in the lease term used to establish the right of use assets and lease liabilities. Generally, the Company’s lease agreements do not include an option to purchase the leased asset, residual value guarantees, or material restrictive covenants.

The Company has two leased assets, land and the building for its corporate headquarters, which are classified as financing leases. Depreciation for assets under financing leases is included in depreciation expense. The current portion of finance lease obligations are included in short-term debt and non-current finance lease obligations are included in long-term debt in the Company's Consolidated Balance Sheets. The lease for the land commenced in November 2013 and expires in January 2036, at which time the Company can acquire the land for a nominal amount. The lease for the building commenced in November 2014 and expires in December 2033, at which time the Company is to retain ownership of the building at no cost.

The Company does not have any lease arrangements with variable rental payments.

As most of the Company’s lease arrangements do not provide an implicit interest rate, the Company applies an incremental borrowing rate based on information available at the lease arrangement commencement date to determine the present value of future minimum lease payments.

Lease expense for the three months ended February 29, 2020 was as follows:

Three Months Ended
February 29, 2020
(Dollars in millions)
Operating lease expense	$1.2
Interest on lease liabilities of finance leases	0.2
Amortization of right of use assets on finance leases	0.2
Total lease expense	$1.6

The following tables present the impact of leases on the Consolidated Balance Sheet:

Operating Leases	February 29, 2020
(Dollars in millions)
Right of use assets	$13.6
Lease liabilities:
Short-term operating lease liabilities	$3.5
Long-term operating lease liabilities	10.0
Total operating lease liabilities	$13.5

Finance Leases	February 29, 2020
(Dollars in millions)
Right of use assets (a)	$13.0
Lease liabilities:
Short-term debt	$0.8
Long-term debt	14.0
Total finance lease liabilities	$14.8

(a) net of accumulated amortization

Future minimum lease payments under non-cancellable leases at February 29, 2020 were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
Remainder of Fiscal 2020	$3.1	$1.2
Fiscal 2021	3.1	1.5
Fiscal 2022	2.7	1.5
Fiscal 2023	1.8	1.5
Fiscal 2024	1.2	1.5
Thereafter	4.3	13.7
Total future minimum lease payments	16.2	20.9
Less: imputed interest	2.7	6.1
Total	$13.5	$14.8

The following tables present other information related to leases:

Three Months Ended February 29, 2020
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.2
Financing cash flows from finance leases	$0.2
Lease assets added in the period:
Operating leases	$2.1
Finance leases	$—

The weighted-average remaining lease terms and weighted-average discount rates for the Company's leases are as follows:

February 29, 2020
Weighted-average remaining lease term:
Operating leases	7.4 years
Finance leases	14.3 years
Weighted-average discount rate:
Operating leases	3.6%
Finance leases	4.7%

Note O – Business Segment Information

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
The following table summarizes operations by segment and a reconciliation of segment sales to consolidated sales and segment operating profit to income (loss) before income taxes:

	Three Months Ended
	February 29, 2020	February 28, 2019
	(Dollars in millions)
Net Sales:
Specialty Solutions	$112.8	$112.7
Performance Materials	42.8	56.2
Total Net Sales	$155.6	$168.9
Segment Operating Profit:
Specialty Solutions	$11.4	$9.3
Performance Materials	(4.7)	(2.8)
Total segment operating profit	6.7	6.5
Interest expense	(4.6)	(5.0)
Corporate expenses	(6.9)	(6.9)
Income (Loss) Before Income Taxes	$(4.8)	$(5.4)

Note P - Subsequent Event

As disclosed in the Company’s Current Report on Form 8-K filed on March 26, 2020, on March 26, 2020 the European Commission confirmed that the conditions attached to its approval of the merger of Synthomer plc and OMNOVA Solutions Inc., granted on January 15, 2020, had been satisfied. The confirmation by the European Commission was the last condition to the completion of the acquisition, other than customary closing conditions. In accordance with the merger agreement, OMNOVA and Synthomer expect the acquisition to be completed on April 1, 2020, subject to satisfaction or waiver of customary closing conditions.

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
Performance additives. OMNOVA is also a leading global supplier of vinyl pyridine latex, which is used in bonding fabric to rubber for tire and belting applications, and reinforcing resins which are used in other rubber goods. In addition, the Company is a leading global supplier of antioxidants used in polymer stabilization and synthetic latex gloves.
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
The Company primarily sells its products directly to manufacturers, and has manufacturing facilities in the United States, France, Portugal, China, and Thailand. For additional information about the Company's business (other than the description of the Company's reporting segments), please refer to Item 1 Business of the Company’s 2019 Annual Report on Form 10-K.

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
The Company has two operating segments: "Specialty Solutions", a segment focused on the Company's higher growth specialty business, and "Performance Materials," a segment comprised of the Company's businesses which are focused on more mature markets. These reporting segments were determined based on the products and services provided. Accounting policies of the segments are the same as those described in Note A - Pending Merger, Basis of Presentation, Description of Business and Accounting Standards. For a reconciliation of the Company’s segment operating performance information, please refer to Note O of the Company’s Consolidated Financial Statements.
Impacts of COVID-19 on OMNOVA’s Business
The Company did not observe significant impacts on its business or results of operations for the quarter ended February 29, 2020 due to the global emergence of Coronavirus disease (COVID-19). However, the ultimate impacts of COVID-19 on our business are currently unknown. We will continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and shareholders. We cannot predict the effects that such actions may have on our business or strategy, including the effects on our customers and prospects, or on our financial results, in particular with respect to demand for our products.

Raw Materials
A majority of the Company’s raw materials are derived from petrochemicals and chemical feedstocks, where prices can be cyclical and volatile. Styrene and butadiene, key raw material components, are generally available worldwide, and OMNOVA has supply contracts with several producers. OMNOVA believes there is adequate global capacity to serve demand. At times, when the demand of butadiene exceeds supply, it is sold on an allocated basis.

Other key raw materials utilized by the Company include acrylites, polyvinyl chloride (PVC) resins, textiles, and plasticizers. These raw materials are generally available worldwide from several suppliers.

The Company negotiates pricing with a majority of customers considering the value-added performance attributes of those products and the cost of the raw materials. The Company's pricing objective, which may or may not be met, is to recover raw material prices increases for non-indexed contracts within three months.

OMNOVA had indexed sales price contracts covering approximately 25% of its sales. These contract indexes are generally comprised of several components: a negotiated fixed amount per pound, and the market price of key raw materials (i.e., styrene and butadiene). The indexed contracts provide that OMNOVA will pass through the increases or decreases of key raw materials, generally within a 30 to 60 day period. Indexed contracts vary in length, generally from 12 to 36 months.
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

Results of Operations for the Three months ended February 29, 2020 Compared to the Three months ended February 28, 2019
The Company's net sales in the first quarter of 2020 were $155.6 million, a decrease of $13.3 million, or 7.9%, compared to $168.9 million in the first quarter of 2019. The Specialty Solutions business segment revenue in 2020 was flat with 2019, and the Performance Materials business revenue decreased by $13.4 million, or 23.8%. The overall decrease was due to lower volume, primarily in paper and carpet, and the negative impact of foreign currency, partially offset by favorable pricing and mix.
Gross profit in the first quarter of 2020 was $35.2 million with a gross profit margin of 22.6%, compared to gross profit of $36.9 million and a gross profit margin of 21.8% in the first quarter of 2019. The increase in gross profit margin was primarily due to improved product mix and lower raw material costs.
SG&A in the first quarter of 2020 was $26.8 million, compared to $28.7 million in the first quarter of 2019. The decrease was primarily due to lower employee incentive compensation costs and an overall focus on controlling SG&A expense.
Interest expense in the first quarter of 2020 was $4.6 million, compared to $5.0 million in the first quarter of 2019. The decrease of $0.4 million, or 8.0%, was primarily due to lower interest rates on outstanding debt.
The Company recorded income tax benefits of $0.9 million and $0.8 million for the three months ended February 29, 2020 and February 28, 2019, respectively. The Company’s effective tax rate for the first quarters of both 2020 and 2019 were different than the U.S. federal statutory tax rate primarily due to losses in jurisdictions in which no tax benefit was recognized.
Net loss for the first quarter of 2020 was $3.9 million, or $0.09 per diluted share, compared to a net loss of $4.6 million, or $0.10 per diluted share, during the same quarter in the prior year.

Segment Discussion

The following Segment Discussion presents information used by the Company in assessing the results of operations by business segment. The Company believes that this presentation is useful for providing the investor with an understanding of the Company’s business and operating performance because these measures are used by the CODM in making decisions, assessing performance and allocating resources.

The following table reconciles segment sales to consolidated net sales and segment operating profit to consolidated income (loss) before income taxes:

	Three Months Ended
	February 29, 2020	February 28, 2019
	(Dollars in millions)
Net Sales:
Specialty Solutions	$112.8	$112.7
Performance Materials	42.8	56.2
Consolidated Net Sales	$155.6	$168.9

Segment Operating Profit:
Specialty Solutions	$11.4	$9.3
Performance Materials	(4.7)	(2.8)
Total Segment Operating Profit	6.7	6.5
Interest expense	(4.6)	(5.0)
Corporate expense	(6.9)	(6.9)
Consolidated Income (Loss) Before Income Taxes	$(4.8)	$(5.4)

Specialty Solutions

Specialty Solutions' net sales were approximately flat at $112.8 million in the first quarter of 2020, compared to $112.7 million in the first quarter of 2019. Higher volumes in oil and gas, decorative laminates, and performance films and favorable mix in decorative laminates and performance films were partially offset by lower volumes in coatings, home and personal care, and nonwovens.

Segment operating profit was $11.4 million for the first quarter of 2020 compared to $9.3 million for the first quarter of 2019. The increase of $2.1 million, or 22.6%, from the first quarter of 2019 was due to favorable mix, primarily in decorative laminates, and favorable raw material costs, primarily in nonwovens, coatings, and oil and gas. Segment operating profit includes items that Management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2020 included $0.3 million for acquisition and integration expenses and $0.2 million for a customs duty penalty. Those items for the first quarter of 2019 were $0.1 million of acquisition and integration related expenses.
Performance Materials
Performance Materials net sales decreased $13.4 million, or 23.8%, to $42.8 million during the first quarter of 2020, compared to $56.2 million during the first quarter of 2019. The decrease was primarily driven by unfavorable volume of $12.4 million, unfavorable price/mix of $0.6 million, and unfavorable foreign currency exchange of $0.2 million compared to the same quarter last year. Volumes were down in carpet, paper, antioxidants, and tire cord, which were partially offset by increases in coated fabrics and reinforcing, when compared to the same quarter last year.

Segment operating loss was $4.7 million for the first quarter of 2020 compared to an operating loss of $2.8 million in the first quarter of 2019. Segment operating loss includes items that Management excludes when evaluating the results of the Company's segments. Those items for the first quarter of 2020 primarily consisted of $0.3 million of a customs duty penalty and $0.2 million of asset impairment, facility and other closure costs. Those items for 2019 included $0.4 million of facility closure costs, $0.6 million of accelerated depreciation, and $0.7 million of restructuring and severance costs.

Corporate

Corporate expenses were $6.9 million in the first quarter of 2020, flat compared to the first quarter of 2019.

Financial Resources

	Three Months Ended
	February 29, 2020	February 28, 2019	Change
	(Dollars in millions)
Net cash provided by (used in) operating activities	$(7.3)	$(8.3)	$1.0
Net cash provided by (used in) investing activities	$(4.0)	$(10.2)	$6.2
Net cash provided by (used in) financing activities	$1.6	$(2.3)	$3.9
Net increase (decrease) in cash and cash equivalents	$(10.0)	$(20.0)	$10.0

Cash used in operating activities was $7.3 million during the first three months of 2020 compared to $8.3 million used the first three months of 2019. The decrease in cash used by operating activities was generally due to a lower year-over-year operating loss.

Cash used in investing activities was $4.0 million during the first three months of 2020 compared to $10.2 million in the first three months of 2019. Cash use in both 2020 and 2019 was primarily for ongoing capital expenditures. The Company incurred higher capital expenditures in the first quarter of 2019 to facilitate the transfer of styrene butadiene manufacturing from its Green Bay, Wisconsin plant to its Mogadore, Ohio plant. In addition, 2019 included a working capital settlement payment for the OMNOVA Portugal acquisition of approximately $2.8 million. The Company expects approximately $35.0 million of capital expenditures during 2020. Generally, capital expenditures are planned for asset replacement, new production capability, cost reduction, safety and productivity improvements and environmental protection. The Company expects to fund remaining capital expenditures with cash flow generated from operations.

Cash provided by financing activities was $1.6 million during the first three months of 2020 compared to cash used in financing activities of $2.3 million during the first three months of 2019, primarily as a result of additional borrowings on its Senior Secured Revolving Facility.

The Company’s cash balance of $40.9 million as of February 29, 2020 consists of $3.5 million in the U.S., $26.9 million in Asia, and $10.5 million in Europe. The Company is not aware of any restrictions regarding the repatriation of its non-U.S. cash, however, repatriation of cash from certain countries may have certain tax consequences and may not be able to be completed in a timely manner.

The Company believes that its cash flows from operations, together with existing credit facilities and cash on hand will be adequate to fund its cash requirements for at least the next twelve months.

Treasury Stock Purchases
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
The Company did not repurchase any shares during the first quarter of 2020 under the approved plan. Pursuant to the Company's Merger Agreement with Synthomer, the Company is prohibited from executing share repurchases under the plan. Shares acquired during 2020 or 2019 resulted from common shares deemed surrendered by employees in connection with the Company's equity compensation and benefit plans to satisfy employee income tax obligations upon vesting.

Debt
Information regarding the Company's debt is disclosed in the Debt and Credit Lines footnote to the Company's Unaudited Interim Consolidated Financial Statements.

Non-GAAP Financial Measures for Periods Ended February 29, 2020 and February 28, 2019

The following discussion includes Non-GAAP financial measures. An explanation of Managements' reasons for reviewing and presenting these Non-GAAP measures, and a reconciliation of the Non-GAAP financial measures to GAAP is provided below under the heading "GAAP to Non-GAAP Reconciliations."

Consolidated Results
For the first quarter of 2020, segment operating loss was $0.2 million compared to $0.4 million last year. Segment operating loss for the first quarter of 2020 included $2.2 million of items primarily related to asset impairment costs, facility closures, acquisition and integration related expenses, and a customs duty penalty. Segment operating loss for the first quarter of 2019 included $2.0 million of items primarily related to restructuring and severance costs, accelerated depreciation on production transfer, acquisition and integration related expense, and asset impairment charges and facility closure costs. Adjusted Segment Operating Loss, which excludes those items, was $2.6 million for the first quarter of 2020 compared to $3.4 million for the first quarter of 2019, with Specialty Solutions Adjusted Segment Operating Profit up 26.6% to $11.9 million, offset by a decline in Performance Materials Adjusted Segment Operating Profit (See Tables A and B). Adjusted Diluted Loss per Share, which also excludes those items, was $0.04 for the first quarter of 2020, compared to $0.06 last year. The improvement was driven by strength broadly across the Specialty Solutions businesses partially offset by ongoing challenges in certain Performance Materials businesses.
Trailing Twelve Month Adjusted Segment EBITDA was $70.6 million compared to $77.9 million last year. While Trailing Twelve Month Adjusted Segment EBITDA was relatively flat for Specialty Solutions, at $88.1 million compared to $87.1 million, the Trailing Twelve Month Adjusted Segment EBITDA for Performance Materials declined $13.0 million, from $14.5 million at the end of February 2019 to $1.5 million at the end of February 2020. (See Tables C and D.)
Specialty Solutions Segment Results
For the first quarter of 2020, Specialty Solutions operating profit was $11.4 million, compared with $9.3 million last year. Adjusted Segment Operating Profit for Specialty Solutions was $11.9 million, or 10.5% of net sales, compared to $9.4 million, or 8.3% of net sales, last year. (See Tables A and B.) The Company's laminates & films business was the primary driver of growth over 2019, as its markets stabilized following a weak fiscal 2019 performance. The oil & gas business and the elastic modifier business were also favorable compared to 2019.
Year-to-date, the Company’s vitality index (sales from new products introduced over the last five years as a percentage of total sales) for Specialty Solutions was 23.0%, up from 19.4% last year.
Performance Materials Segment Results
Performance Materials’ segment operating loss for the quarter was $4.7 million, compared with a loss of $2.8 million last year. Adjusted Segment Operating Loss for Performance Materials was $4.2 million, compared to a loss of $1.1 million last year. (See Tables A and B.) The primary drivers of the year-over-year decline include the Company’s exit from the commodity paper market, volume reductions in the commodity carpet market, and increased competitive intensity in tire cord markets.
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

Non-GAAP and other Financial Matters
Three Months Ended February 29, 2020
						Table A

(In millions except per share data)	Specialty Solutions		Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$112.8		$42.8	$155.6	$—	$155.6

Segment Operating Profit / Corporate Expense	$11.4		$(4.7)	$6.7	$(6.9)	$(0.2)
Interest expense	—		—	—	(4.6)	(4.6)
Income (Loss) Before Income Taxes	$11.4	11400000	$(4.7)	$6.7	$(11.5)	$(4.8)
Management Excluded Items
Asset impairment, facility closure costs and other	0.3		0.2	0.5	0.4	0.9
Customs duty penalty	0.2		0.3	0.5	—	0.5
Acquisition and integration related expense	—		—	—	0.8	0.8
Subtotal for management excluded Items	0.5		0.5	1.0	1.2	2.2
Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$11.9		$(4.2)	$7.7	$(10.3)	$(2.6)
Income tax expense (25% rate)*						0.7
Adjusted Income (Loss)						$(1.9)
Adjusted Diluted Earnings (Loss) Per Share from Adjusted Income						$(0.04)

*Income Tax rate is based on the Company's estimated normalized annual effective tax rate

Adjusted Segment Operating Profit as a % of Sales	10.5%		(9.8)%	4.9%
Segment / Corporate Capital Expenditures	$3.0		$0.8	$3.8	$0.2	$4.0

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$11.9		$(4.2)	$7.7	$(10.3)	$(2.6)
Unallocated corporate interest expense	—		—	—	4.6	4.6
Depreciation and amortization	4.7		2.6	7.3	0.4	7.7
Segment / Consolidated Adjusted EBITDA	$16.6		$(1.6)	$15.0	$(5.3)	$9.7

Adjusted EBITDA as a % of sales	14.7%		(3.7)%	9.6%		6.2%

Non-GAAP and other Financial Matters (Continued)
Three Months Ended February 28, 2019
					Table B

(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$112.7	$56.2	$168.9	$—	$168.9

Segment Operating Profit / Corporate Expense	$9.3	$(2.8)	$6.5	$(6.9)	$(.4)
Interest expense	—	—	—	(5.0)	(5.0)
Income (Loss) Before Income Taxes	$9.3	$(2.8)	$6.5	$(11.9)	$(5.4)
Management Excluded Items
Restructuring and severance	—	0.7	0.7	—	0.7
Accelerated depreciation on production transfer	—	0.6	0.6	—	0.6
Acquisition and integration related expense	0.1	—	0.1	0.2	0.3
Asset impairment, facility closure costs and other	—	0.4	0.4	—	0.4
Subtotal for management excluded Items	0.1	1.7	1.8	0.2	2.0
Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$9.4	$(1.1)	$8.3	$(11.7)	$(3.4)
Income tax expense (25% rate)*					0.8
Adjusted Income (Loss)					$(2.6)
AAdjusted Diluted Earnings (Loss) Per Share from Adjusted Income					$(0.06)

*Income Tax rate is based on the Company's estimated normalized annual effective tax rate

Adjusted Segment Operating Profit as a % of Sales	8.3%	(2.0)%	4.9%
Segment / Corporate Capital Expenditures	$5.0	$2.0	$7.0	$.4	$7.4

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$9.4	$(1.1)	$8.3	$(11.7)	$(3.4)
Unallocated corporate interest expense	—	—	—	5.0	5.0
Segment / Consolidated Adjusted EBIT	9.4	(1.1)	8.3	(6.7)	1.6
Depreciation and amortization	4.9	2.4	7.3	.1	7.4
Segment / Consolidated Adjusted EBITDA	$14.3	$1.3	$15.6	$(6.6)	$9.0

Adjusted EBITDA as a % of sales	12.7%	2.3%	9.2%		5.3%

Non-GAAP and other Financial Matters (Continued)
Trailing Twelve Months Ended February 29, 2020
						Table C
(In millions except per share data)	Specialty Solutions		Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$513.1		$209.8	$722.9	$—	$722.9

Segment Operating Profit / Corporate Expense	$68.3		$(17.7)	$50.6	$(49.3)	$1.3
Interest expense	—		—	—	(19.6)	(19.6)
Income (Loss) Before Income Taxes	$68.3		$(17.7)	$50.6	$(68.9)	$(18.3)
Management Excluded Items
Restructuring and severance	0.4		1.5	1.9	0.3	2.2
Accelerated depreciation on production transfer	—		0.4	0.4	—	0.4
Operational Improvements costs	—		—	—	0.3	0.3
Asset impairment, facility closure costs and other	0.1		10.5	10.6	0.7	11.3
Customs duty penalty	0.2		0.3	0.5	—	0.5
(Gain)/ loss on asset sales	—		(4.4)	(4.4)	0.2	(4.2)
Deferred financing fees written-off	—		—	—	0.2	0.2
Merger transaction costs	—		—	—	9.4	9.4
Other financing	(0.4)		—	(0.4)	—	(0.4)
Realized foreign currency translation losses	—		—	—	17.9	17.9
Acquisition and integration related expense	0.4		0.4	0.8	0.3	1.1
Subtotal for management excluded items	0.7	0.7	8.7	9.4	29.3	38.7
Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$69.0		$(9.0)	$60.0	$(39.6)	$20.4
Income tax expense						5.1
Adjusted Income (Loss)						$25.5
Adjusted Diluted Earnings (Loss) Per Share From Adjusted Income						$0.57

Adjusted Segment Operating Profit as a % of Sales	13.4%		(4.3)%	8.2%
Segment / Corporate Capital Expenditures	$21.2		$7.0	$28.2	$1.6	$29.8

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$69.0		$(9.0)	$60.0	$(39.6)	$20.4
Unallocated corporate interest	—		—	—	19.6	19.6
Depreciation and amortization	19.4		10.5	29.9	0.7	30.6
Segment / Consolidated Adjusted EBITDA	$88.4	88400000	$1.5	$89.9	$(19.3)	$70.6

Adjusted EBITDA as a % of sales	17.2%		.7%	12.5%		9.8%

Non-GAAP and other Financial Matters (Continued)
Trailing Twelve Months Ended February 28, 2019
					Table D
(In millions except per share data)	Specialty Solutions	Performance Materials	Combined Segments	Corporate	Consolidated
Net Sales	$491.2	$268.8	$760.0	$—	$760.0

Segment Operating Profit / Corporate Expense	$66.3	$(14.7)	$51.6	$(25.5)	$26.1
Interest expense	—	—	—	(19.2)	$(19.2)
Income (Loss) Before Income Taxes	$66.3	$(14.7)	51.6	$(44.7)	$6.9
Management Excluded Items
Restructuring and severance	—	1.8	1.8	.3	2.1
Accelerated depreciation on production transfer	.1	1.7	1.8	—	1.8
Asset impairment, facility closure costs and other	1.1	14.9	16.0	.1	16.1
Environmental costs	—	(.1)	(.1)	—	(.1)
Gain on sale of assets	—	—	—	(.9)	(.9)
Acquisition and integration related expense	1.3	.2	1.5	2.1	3.6
Subtotal for management excluded items	2.5	18.5	21.0	1.6	22.6
Adjusted Segment Operating Profit / Corporate Expense before Income Taxes	$68.8	$3.8	72.6	$(43.1)	$29.5
Income tax expense					(7.4)
Adjusted Income (Loss)					$22.1
Adjusted Diluted Earnings (Loss) Per Share from Adjusted Income					$0.49

Adjusted Segment Operating Profit as a % of Sales	14.0%	1.4%	9.6%
Segment / Corporate Capital Expenditures	$19.4	$7.3	$26.7	$1.3	$28.0

Adjusted Segment Operating Profit / Corporate Expense Before Income Taxes	$68.8	$3.8	$72.6	$(43.1)	$29.5
Unallocated corporate interest expense	—	—	—	19.2	19.2
Segment / Consolidated Adjusted EBIT	68.8	3.8	72.6	(23.9)	48.7
Depreciation and amortization	18.3	10.7	29.0	0.2	29.2
Segment / Consolidated Adjusted EBITDA	$87.1	$14.5	$101.6	$(23.7)	$77.9

Adjusted EBITDA as a % of sales	17.7%	5.4%	13.4%		10.3%

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
Information with respect to the Company’s significant accounting policies and management judgments which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended November 30, 2019, as filed with the SEC. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts.

Environmental Matters
The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. The Company devotes significant resources and management attention to comply with environmental laws and regulations. The Company’s Consolidated Balance Sheet as of February 29, 2020 reflects reserves for environmental remediation of $1.4 million. The Company’s estimates are subject to change and actual results may materially differ from the Company’s estimates. Management believes, on the basis of presently available information, that resolution of known environmental matters will not materially affect liquidity, capital resources, or the consolidated financial condition of the Company.

Employee Matters
As of February 29, 2020, the Company employed approximately 1,850 employees globally. Approximately 12% of the Company’s U.S. employees are covered by collective bargaining agreements in the United States of which approximately 20 employees are covered by agreements that will expire within the next 12 months. In addition, certain of our foreign employees are also covered by collective bargaining agreements.

New Accounting Pronouncements
New accounting pronouncements impacting the Company are disclosed in Note A to the Company’s Unaudited Consolidated Financial Statements.

Shareholder Communications Pending the Merger
Pending its merger with Synthomer, the Company has suspended the distribution of earnings releases and has discontinued earnings teleconferences, and the Company’s shareholders should not rely on the Company issuing any future forward-looking guidance or on any existing forward-looking guidance. The completion of the Merger is expected to occur on April 1, 2020.

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

Risks and uncertainties that may adversely affect our business, operations, assets, or other matters affecting the Company and may cause actual results and the value of your investment in OMNOVA to materially differ from expectations include, but are not limited to: (1) the Company's exposure to general economic, business, and industry conditions; (2) changes in raw material prices and availability; (3) extraordinary events such as natural disasters, political disruptions, terrorist attacks, public health issues, and acts of war; (4) the risk of doing business in foreign countries and markets; (5) the highly competitive markets the Company serves and continued consolidations among its competitors and customer base; (6) extensive and increasing governmental regulation, including environmental, health and safety regulations; (7) the Company's inability to protect its intellectual property or successfully defend itself from intellectual property claims; (8) claims and litigation; (9) changes in accounting policies, standards, and interpretations; (10) the actions of activist shareholders; (11) risks inherent in the operation of manufacturing facilities; (12) the Company's inability to achieve or achieve in a timely manner the objectives and benefits of cost reduction initiatives; (13) the Company's ability to develop and commercialize new products that can be value priced; (14) the Company's ability to identify and complete strategic transactions; (15) the Company’s ability to successfully integrate acquired companies; (16) information system failures and breaches in security; (17) the Company's use of purchase orders rather than long-term contracts for most of its business; (18) the disproportionate impact of certain product lines on the Company's operating profitability; (19) customer credit risk; (20) continued increases in healthcare costs; (21) the Company's ability retain or attract key employees; (22) the Company's ability to renew collective bargaining agreements with employees on acceptable terms and the risk of work stoppages; (23) the Company's contribution obligations under its U.S. pension plan; (24) the Company's reliance on foreign financial institutions to hold some of its funds; (25) the effect of goodwill impairment charges; (26) the volatility in the market price of the Company’s common shares; (27) the Company's substantial debt position; (28) a decision to incur additional debt; (29) the operational and financial restrictions contained in the Company's debt agreements; (30) the effects of a default under the Company's term loan or revolving credit facility; (31) the Company's ability to generate sufficient cash to service its outstanding debt; and (32) potential changes in the LIBOR calculation method and the expected phase-out of LIBOR.
In relation to the proposed acquisition of the Company by Synthomer, the following uncertainties and other factors could cause actual outcomes to differ from those set forth in the forward-looking statements: (i) business and operational impacts due to the announcement of the proposed merger; (ii) the risk that the contemplated transactions may not be consummated in a timely manner, if at all; and (iii) the expected delisting and deregistration of OMNOVA shares following completion of the Merger. Further risks that could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements are set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019, and its subsequent quarterly reports on Form 10-Q. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.
We provide greater detail regarding these risks and uncertainties in our 2019 Form 10-K and subsequent filings, which are available online at www.omnova.com and www.sec.gov.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. As described in the Debt and Credit Lines note to the Unaudited Consolidated Financial Statements, the Company’s debt bears interest at variable rates. Total borrowings for the Company's variable rate debt were $319.8 million as of February 29, 2020. The weighted average effective interest rate of the Company’s outstanding debt was 4.96% as of February 29, 2020. A hypothetical increase or decrease of 100 basis points would impact the Company’s interest expense on its variable rate debt by $3.2 million annually.

The Company is subject to foreign currency exchange rate risk. The Company has an accumulated currency translation loss of $19.9 million as of February 29, 2020, which is included in accumulated other comprehensive loss.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934) as of February 29, 2020 and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective as of such date. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information in the "Legal Proceedings" section of Note M ("Contingencies") of the Notes to our Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2019 except that some of these risk factors, including risk factors relating to our debt and leverage levels, may be triggered or exacerbated by ongoing developments or extended disruptions relating to the spread of COVID-19. Those risk factors, in addition to the other information set forth in this report, could materially affect the Company’s consolidated financial condition, results of operations, or cash flows. Additional unrecognized risks and uncertainties may materially adversely affect the Company’s consolidated financial condition, results of operations, or cash flows.

In Item 1A of the Company’s Annual Report on Form 10-K for the year ended November 30, 2019, the Company disclosed risk factors and other information that could materially affect the Company’s consolidated financial condition, results of operations, or cash flows. Other risks associated with the proposed transaction between the Company and Synthomer plc ("Synthomer"), Spirit USA Holdings Inc., and Synthomer USA LLC are more fully discussed in the Company’s definitive proxy statement filed with the SEC on September 9, 2019 in connection with the proposed transaction. There have been no material changes to such risk factors and other information previously disclosed.

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
The following table summarizes the Company’s activity related to its common shares for the three months ended February 29, 2020.

Month	Total Number of shares repurchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
December 1 - 31	1,493	$5.61	—	$20,000,000
January 1 - 31	603	N/A	—	$20,000,000
February 1 - 29	32,740	N/A	—	$20,000,000
Total	34,836	$5.61	—

(a) Share repurchases resulted from common shares deemed surrendered by employees in connection with the Company’s stock compensation and benefit plans to satisfy tax obligations.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated July 3, 2019 among Synthomer plc, Spirit USA Holdings Inc., Synthomer USA LLC and OMNOVA Solutions Inc. (incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report filed July 3, 2019 (File No. 1-15147)).
31.1	Rule 13a-14(a) Certification of the Company's Chief Executive Officer.(x)
31.2	Rule 13a-14(a) Certification of the Company's Chief Financial Officer.(x)
32.1	Section 1350 Certification of the Company's Chief Executive Officer and Chief Financial Officer.(x)
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1 "Consolidated Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the Cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.
(x) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNOVA Solutions Inc.

Date:	March 30, 2020	By	/s/ Paul F. DeSantis
Paul F. DeSantis Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial Officer)

Date:	March 30, 2020	By	/s/ Donald B. McMillan
Donald B. McMillan Vice President, Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated July 3, 2019 among Synthomer plc, Spirit USA Holdings Inc., Synthomer USA LLC and OMNOVA Solutions Inc. (incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report filed July 3, 2019 (File No. 1-15147)).
31.1	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1 "Consolidated Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the Cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.